Form 10-Q
period 1995-03-31
STURM RUGER & CO INC
filed 1995-05-12
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 1995
                                   --------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from     to
                                  -----  -----

                          Commission file number 0-4776
                                                 ------
                          STURM, RUGER & COMPANY, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 06-0633559
- --------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)                 identification no.)

   Lacey Place, Southport, Connecticut                      06490
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip code)

                                 (203) 259-7843
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     The number of shares outstanding of the issuer's common stock as of May 1, 1995: Common Stock, $1 par value - 13,452,400.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                          PAGE NO.

Item 1. Financial Statements (Unaudited)

    Condensed consolidated balance sheets--March 31, 1995 and
    December 31, 1994                                                      3

    Condensed consolidated statements of income--Three months
    ended March 31, 1995 and 1994                                          4

    Condensed consolidated statements of cash flows--Three
    months ended March 31, 1995 and 1994                                   5

    Notes to condensed consolidated financial statements--March
    31, 1995                                                               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 12
Item 6. Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED BALANCE SHEETS
  (Dollars in thousands, except per-share data)

                                                          March 31   December 31
                                                            1995         1994
                                                         -----------------------
                                                         (unaudited)    (Note)
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                             $  4,686   $  7,719
    Short-term investments                                  61,807     58,650
    Trade receivables, less allowances for
      doubtful accounts ($900) and
      discounts ($453 and $650)                             17,237     17,889
    Inventories:
      Finished products                                      2,631      1,672
      Materials and products in process                     31,099     25,432
                                                          --------   --------
                                                            33,730     27,104
    Deferred income taxes                                    6,700      6,077
    Prepaid expenses and other assets                          721      1,123
                                                          --------   --------
         TOTAL CURRENT ASSETS                              124,881    118,562
  PROPERTY, PLANT AND EQUIPMENT                            100,063     95,158
    Less allowances for depreciation                        61,592     59,866
                                                          --------   --------
                                                            38,471     35,292
  DEFERRED INCOME TAXES                                      4,525      4,532
  OTHER ASSETS                                              11,041     11,106
                                                          --------   --------
                                                          $178,918   $169,492
                                                          --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Trade accounts payable                                $  3,094   $  4,825
    Accrued expenses                                         1,231      1,254
    Product safety modifications                             1,514      1,548
    Product liability                                        3,000      3,000
    Employee compensation                                    8,145      7,024
    Workers' compensation                                    6,702      6,318
    Income taxes                                             6,955        741
                                                          --------   --------
         TOTAL CURRENT LIABILITIES                          30,641     24,710
  PRODUCT LIABILITY ACCRUAL                                 18,132     18,487
  CONTINGENT LIABILITIES--Note 5                                 -          -
  STOCKHOLDERS' EQUITY
    Common Stock, non-voting, par value $1:
      Authorized shares 50,000; none issued
    Common Stock, par value $1: Authorized shares -
      20,000,000; issued and outstanding 13,452,400         13,452     13,452
    Additional paid-in capital                               2,283      2,283
    Retained earnings                                      114,410    110,560
                                                          --------   --------
                                                           130,145    126,295
                                                          --------   --------
                                                          $178,918   $169,492
                                                          --------   --------


Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per-share data)

                                                       Three Months Ended March 31
                                                            1995          1994
                                                       ---------------------------
Net sales                                                  $50,303       $51,053
Cost of products sold                                       32,676        31,066
                                                           -------       -------
                                                            17,627        19,987

Expenses:
  Selling                                                    3,009         2,845
  General and administrative                                 1,089         1,091
                                                           -------       -------
                                                             4,098         3,936
                                                           -------       -------
                                                            13,529        16,051
Other income-net, principally interest                         808           567
                                                           -------       -------

        INCOME BEFORE INCOME TAXES                          14,337        16,618

Income taxes                                                 5,778         6,764
                                                           -------       -------
        NET INCOME                                         $ 8,559       $ 9,854
                                                           -------       -------

Net income per share                                       $  0.64       $  0.73
                                                           -------       -------

Cash dividends per share                                   $  0.35       $  0.30
                                                           -------       -------

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                        Three Months Ended March 31
                                                             1995        1994
                                                        ---------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                      $  9,738    $ 14,788
INVESTING ACTIVITIES
  Property, plant and equipment additions                    (4,905)     (1,394)
  Purchases of short-term investments                       (44,281)    (54,697)
  Proceeds from sales or maturities of
    short-term investments                                   41,124      39,658
                                                           --------    --------
       Cash used by investing activities                     (8,062)    (16,433)

FINANCING ACTIVITIES

  Dividends paid                                             (4,709)     (4,036)
                                                           --------    --------
       Cash used by financing activities                     (4,709)     (4,036)
                                                           --------    --------

      DECREASE IN CASH AND CASH EQUIVALENTS                  (3,033)     (5,681)

      Cash and cash equivalents at beginning of period        7,719       7,670
                                                           --------    --------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  4,686    $  1,989
                                                           --------    --------


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1995

NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year ending December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2--INVENTORIES

     An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. At March 31, 1995, inventory quantities used in the LIFO calculation were greater than quantities on hand at the end of 1994.

NOTE 3--INCOME TAXES

     The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the three months ended March 31, 1995 and 1994 were $.2 million and $5.0 million, respectively.

NOTE 4--NET INCOME PER COMMON SHARE

     Net income per common share is based upon the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents represent shares awarded pursuant to the Company's Stock Bonus Plan. Common stock equivalents outstanding in 1995 and 1994 were immaterial.

NOTE 5--CONTINGENT LIABILITIES

     The Company is a defendant in approximately 23 lawsuits involving product liability claims and is aware of other product liability claims which allege defective product design. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company.

     The Company's management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is difficult to forecast the outcome of these claims, in the opinion of management, after consultation with special and corporate counsel, the outcome of these claims will not have a material adverse effect on the results of operations or financial condition of the Company.

     The Company has reported all lawsuits instituted against it through December 31, 1994 and the results of those lawsuits, where terminated, to the S.E.C. on its Form 10-K and Form 10-Q reports, to which reference is hereby made.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Consolidated net sales decreased for the three months ended March 31, 1995 compared to the three months ended March 31, 1994 by $.8 million or 1.5% to $50.3 million from $51.1 million, respectively. Net sales of the Firearm segment decreased by 7.6% to $43.5 million in 1995 from $47.1 million in 1994 with selective price increases implemented effective December 1, 1994 partially offsetting a decline of 13.6% in firearm units shipped primarily from slower sales of pistols which are manufactured in the Company's Prescott, Arizona facility. Sales of firearms in the other industry product categories of revolvers, rifles and shotguns, which are manufactured in the Company's Newport, New Hampshire facility, remained strong with consumer demand for these products exceeding supplies presently available. The impact of the completion of the 65,000 square foot addition to the Newport Firearm Division, which will increase production capacity of firearm units through rearrangement of production lines and reallocation of floor space, will not significantly contribute to units available for sale until the third quarter of 1995.

     Offsetting the decrease in Firearm segment sales was strong Casting segment sales which increased by 70% to $6.8 million in the first quarter of 1995 from $4.0 million in 1994. This increase was achieved primarily by Ruger Investment Casting commencing the shipment of titanium "Great Big Bertha" golf club heads to Callaway Golf in the first quarter of 1995.

     Consolidated cost of products sold for the three months ended March 31, 1995 increased by $1.6 million or 5.2% to $32.7 million from $31.1 million in the corresponding three month period in 1994. This increase is principally from an unfavorable firearm product sales mix and an increase in casting sales as a percentage of consolidated net sales which have a lower gross profit percentage than firearm sales.

     As a result of the foregoing, gross profit as a percent of net sales, decreased to 35.0% in the three months ended March 31, 1995 from 39.1% in the same period 1994.

     Selling, general and administrative expenses increased for the three months ended March 31, 1995 to $4.1 million or 8.1% of net sales from $3.9 million or 7.7% of net sales for the same period in 1994. This increase is primarily from increased costs in marketing and selling the Company's products.

     Other income-net increased in the first quarter of 1995 compared to the respective 1994 period primarily as a result of higher interest rates earned on funds invested.

     Net income decreased $1.3 million or 13.1% to $8.6 million for the three months ended March 31, 1995 from $9.9 million in the comparable 1994 period due to the aforementioned factors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Financial Condition

     At March 31, 1995, the Company had cash, cash equivalents and short-term investments of $66.5 million, working capital of $94.2 million and a current ratio of 4.1 to 1.

     Cash provided by operating activities was $9.7 million and $14.8 million for the three months ended March 31, 1995 and 1994, respectively. This change in cash flows is principally a result of an increase in inventory of $6.6 million in 1995 compared to a increase of $1.5 million in 1994.

     The Company follows an industry-wide practice of offering a "dating plan" to its customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through March have to be made by April 30. Shipments made in subsequent months have to be paid for within 90 days. Dating plan receivable balances were $5.7 million at March 31, 1995. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

     Capital expenditures during the three months ended March 31, 1995 totaled $4.9 million and for the past two years averaged approximately $2.9 million per quarter. These expenditures have been financed through funds provided from operations. For 1995, the Company has budgeted to spend approximately $18 million on capital expenditures to upgrade, modernize and complete the expansion of the Newport Firearm Division, significantly increase the capacity and expand the Ruger Investment Casting Division and for normal company-wide improvements to increase efficiency. The Company intends to continue to finance all of these activities with funds provided from operations.

     For the three months ended March 31, 1995, dividends paid totaled $4.7 million. This amount reflects the regular quarterly dividend of $.35 per share paid on March 15, 1995. On April 25, 1995 the Company declared a regular quarterly dividend of $.35 per share payable on June 15, 1995. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

     Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

     The purchase of firearms is subject to federal, state and local governmental regulations. The basic federal laws are the National Firearms Act and the Federal Firearms Act. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons, other than for the law enforcement market, and holds all necessary licenses under these federal laws. From time to time, congressional committees review proposed bills relating to the regulation of firearms. These proposed bills generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms, or to impose a mandatory waiting period prior to their purchase. Several states currently have laws in effect similar to the aforementioned legislation.

     The "Brady Law", mandating a nationwide 5-day waiting period prior to the purchase of a handgun, was signed into law in November, 1993 and became effective February 28, 1994. The Company believes that, because its customers are sportsmen, hunters, gun collectors and law enforcement agencies and since 26 states had previously enacted some form of a waiting period prior to purchase, the "Brady Law" has not had a significant effect on the Company's sales of firearms. The Crime Bill took effect on September 13, 1994, but none of the Company's products were banned as so-called "assault weapons." To the contrary, all the Company's currently-manufactured long guns have been exempted by name as "legitimate sporting firearms." A separate provision of the Crime Bill prohibited production or sale of detachable magazines of over 10-round capacity manufactured after September 13, 1994, other than to law enforcement. Only two such magazines (9mm and .40 caliber) were commercially sold by the Company, and production of substitute 10-round magazines in these calibers (approved by the BATF) has begun. No significant delays in shipments resulted from these magazine changes. Nevertheless, the Company remains strongly opposed to laws which would unduly restrict the rights of law-abiding citizens to acquire firearms for legitimate purposes. The Company believes that the private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

     The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. While it is difficult to forecast the outcome of litigation or the timing of costs, management believes, after consultation with counsel, that this litigation will not have a material adverse effect on the financial condition of the Company. The Company is not aware of any adverse trends in its litigation as a whole.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

     In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. The Company believes that it is generally in compliance with applicable environmental regulations and the outcome of such proceedings and orders will not have a material adverse effect on its business.

     The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry-back against taxes previously paid.

     Inflation's effect on the Company's operations is most immediately felt in cost of products sold because the Company values inventory on the LIFO basis. Generally under this method, the cost of products sold reported in the financial statements approximates current costs, and thus, reduces distortion in reported income which would result from the slower recognition of increased costs when other methods are used. The use of historical cost depreciation has a beneficial effect on cost of products sold. The Company has been affected by inflation in line with the general economy. Thus far in 1995, the rate of inflationary cost was comparable with the same 1994 period.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

"Note 5--Contingent Liabilities" presented in Part I is incorporated herein by reference.

     Four lawsuits were instituted against the Company during the three months ended March 31, 1995, which involved significant demands for compensatory and/or punitive damages:

     Gregory Whitman vs. Sturm, Ruger & Company, Inc. et. al., in the Commonwealth of Massachusetts Trial Court, Superior Court Department. The complaint alleges that on or about March 2, 1994, the plaintiff suffered injuries to his left index finger while target practicing when his .22 caliber revolver allegedly failed to perform properly. Amount demanded is in excess of $25,000.

     John and Lee Ann Forni vs. Sturm, Ruger & Company, Inc., Colin Ferguson, The Metropolitan Transportation Authority, The Long
Island Railroad, Olin Corporation and Ram-Line, Inc., in the
Supreme Court of the State of New York, Nassau County. The complaint alleges that on or about December 7, 1993, Colin Ferguson criminally assaulted plaintiffs while riding the train of two of the defendants, using products manufactured by the Company and other defendants. Compensatory and punitive damages in excess of $61,000,000 are demanded.

     Robert X. Shaw vs. Sturm, Ruger & Company, Inc. and Rusk Gun Shop, in the Circuit Court of the State of Wisconsin, Dane County. the complaint alleges that on or about November 20, 1993, the plaintiff suffered injuries to his right leg when his .357 revolver allegedly discharged in his holster while he was walking. Compensatory and punitive damages to be determined by the Court are sought.

     Freddie Hamilton, Administratrix of the Goods, Chattels and Credits of Njuzi Ray, Deceased; Freddie Hamilton, Individually; Katina
Johnstone, Administratrix of the Goods, Chattel and Credits of David
Johnstone; Katina Johnstone, Individually vs. Accu-tek, et.
al., in the United States District Court, Eastern District of New York. The complaint alleges that the two plaintiff's decedents were intentionally injured by criminals utilizing products allegedly manufactured by some of or all 47 defendants, including the Company, acting severally and in concert of action. Two million dollars in compensatory and $5 million in punitive damages are demanded against each defendant.

     During the three months ending March 31, 1995 the following previously reported lawsuits were settled:

     Name                 Jurisdiction
     ----                 ------------
     Merriweather         Missouri
     Cromwell             Kentucky

     These lawsuits were settled for amounts within the insurance limits and/or self-insured retention of the Company.

     The previously reported cases of Lovett (Michigan) and Thomas (Michigan) were both dismissed by the Court for failure to state a cause of action against the Company. The plaintiffs intend to appeal these dismissals.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None.

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STURM, RUGER & COMPANY, INC.
                                       ------------------------------


Date May 11, 1995                      S/  JOHN M. KINGSLEY,  JR.
     --------------                    ------------------------------
                                           John M. Kingsley, Jr.
                                           Principal Financial and
                                           Accounting Officer,
                                           Executive Vice President

                                EXHIBIT INDEX

Exhibit No.                     Description                        Page No.
- ----------                      -----------                        -------
Ex-27                           Financial Data Schedule