Form 10-Q
period 1995-06-30
STURM RUGER & CO INC
filed 1995-08-14
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from               to
                                  ---------------  ---------------

                          Commission file number 0-4776

                           STURM, RUGER & COMPANY, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                           06-0633559
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                           identification no.)

   Lacey Place, Southport, Connecticut                          06490
 (Address of principal executive offices)                     (Zip code)

                                 (203) 259-7843
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

The number of shares outstanding of the issuer's common stock as of July 29, 1995: Common Stock, $1 par value - 13,452,400.

                                      INDEX

                   STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                          PAGE NO.
Item 1. Financial Statements (Unaudited)

  Condensed consolidated balance sheets--June 30, 1995 and
  December 31, 1994                                                        3

  Condensed consolidated statements of income--Three months
  ended June 30, 1995 and 1994; Six months ended June 30,
  1995 and 1994                                                            4

  Condensed consolidated statements of cash flows--Six months
  ended June 30, 1995 and 1994                                             5

  Notes to condensed consolidated financial statements--June
  30, 1995                                                                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 12
Item 4. Submission of matters to a vote of Security-Holders               13
Item 6. Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED BALANCE SHEETS
  (Dollars in thousands, except per-share data)


                                                                           June 30     December 31
                                                                            1995           1994
                                                                           -----------------------
                                                                           (unaudited)     (Note)
ASSETS

  CURRENT ASSETS
  Cash and cash equivalents                                                $  4,884       $  7,719
  Short-term investments                                                     47,427         58,650
  Trade receivables, less allowances
    for doubtful accounts ($900) and
    discounts ($173 and $650)                                                17,000         17,889
  Inventories:
    Finished products                                                         5,415          1,672
    Materials and products in process                                        35,267         25,432
                                                                           --------       --------
                                                                             40,682         27,104
  Deferred income taxes                                                       6,921          6,077
  Prepaid expenses and other assets                                             178          1,123
                                                                           --------       --------
                                 TOTAL CURRENT ASSETS                       117,092        118,562
PROPERTY, PLANT AND EQUIPMENT                                               104,390         95,158
    Less allowances for depreciation                                         63,320         59,866
                                                                           --------       --------
                                                                             41,070         35,292
DEFERRED INCOME TAXES                                                         4,688          4,532
OTHER ASSETS                                                                 12,031         11,106
                                                                           --------       --------
                                                                           $174,881       $169,492
                                                                           ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                                   $  3,380       $  4,825
  Accrued expenses                                                              797          1,254
  Product safety modifications                                                1,505          1,548
  Product liability                                                           3,000          3,000
  Employee compensation                                                       7,990          7,024
  Workers' compensation                                                       6,573          6,318
  Income taxes                                                                1,268            741
                                                                           --------       --------
                              TOTAL CURRENT LIABILITIES                      24,513         24,710
PRODUCT LIABILITY ACCRUAL                                                    18,451         18,487
CONTINGENT LIABILITIES--Note 5                                                 --             --
STOCKHOLDERS' EQUITY
  Common Stock, non-voting, par value $1:
    Authorized shares 50,000; none issued
  Common Stock, par value $1: Authorized shares -
    20,000,000; issued and outstanding 13,452,400                            13,452         13,452
  Additional paid-in capital                                                  2,283          2,283
  Retained earnings                                                         116,182        110,560
                                                                           --------       --------
                                                                            131,917        126,295
                                                                           --------       --------
                                                                           $174,881       $169,492
                                                                           ========       ========

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

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per-share data)


                                         Three Months Ended       Six Month Ended
                                              June 30                June 30
                                           1995       1994        1995       1994
                                         ------------------     ------------------
Firearm Sales                            $37,979    $44,334     $81,484    $91,408
Casting Sales                              7,217      4,220      14,015      8,199
                                         -------    -------     -------    -------
Net sales                                 45,196     48,554      95,499     99,607

Cost of products sold                     31,090     30,531      63,766     61,597
                                         -------    -------     -------    -------
                                          14,106     18,023      31,733     38,010
Expenses:

  Selling                                  2,915      3,038       5,924      5,883
  General and administrative               1,104      1,100       2,193      2,191
                                         -------    -------     -------    -------
                                           4,019      4,138       8,117      8,074
                                         -------    -------     -------    -------
                                          10,087     13,885      23,616     29,936

Other income--net, principally interest       767        504       1,575      1,071
                                         -------    -------     -------    -------
        INCOME BEFORE INCOME TAXES        10,854     14,389      25,191     31,007

Income taxes                               4,374      5,856      10,152     12,620
                                         -------    -------     -------    -------
                        NET INCOME       $ 6,480    $ 8,533     $15,039    $18,387
                                         =======    =======     =======    =======

Net income per share                       $0.48      $0.64       $1.12      $1.37
                                           =====      =====       =====      =====
Cash dividends per share                   $0.35      $0.30       $0.70      $0.60
                                           =====      =====       =====      =====

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)


                                                            Six Months Ended June 30
                                                               1995            1994
                                                            -------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                        $  4,591        $ 14,542

INVESTING ACTIVITIES
  Property, plant and equipment additions                      (9,232)         (3,989)
  Purchases of short-term investments                         (83,357)        (72,952)
  Proceeds from sales or maturities of
    short-term investments                                     94,580          64,655
                                                             --------        --------
        Cash provided (used) by investing activities            1,991         (12,286)

FINANCING ACTIVITIES
  Dividends paid                                               (9,417)         (8,071)
                                                             --------        --------
                     Cash used by financing activities         (9,417)         (8,071)
                                                             --------        --------
      DECREASE IN CASH AND CASH EQUIVALENTS                    (2,835)         (5,815)

      Cash and cash equivalents at beginning of period          7,719           7,670
                                                             --------        --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  4,884        $  1,855
                                                             ========        ========




See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1995

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year ending December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2--INVENTORIES

     An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. At June 30, 1995, inventory quantities used in the LIFO calculation were greater than quantities on hand at the end of 1994.

NOTE 3--INCOME TAXES

     The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the six months ended June 30, 1995 and 1994 were $10.6 million and $18.4 million, respectively.

NOTE 4--NET INCOME PER COMMON SHARE

     Net income per common share is based upon the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents represent shares awarded pursuant to the Company's Stock Bonus Plan. Common stock equivalents outstanding in 1995 and 1994 were immaterial.

NOTE 5--CONTINGENT LIABILITIES

     The Company is a defendant in approximately 21 lawsuits involving product liability claims and is aware of other product liability claims which allege defective product design. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company.

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

     The Company has reported all lawsuits instituted against it through March 31, 1995 and the results of those lawsuits, where terminated, to the S.E.C. on its Form 10-K and Form 10-Q reports, to which reference is hereby made.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Consolidated net sales for the three and six months ended June 30, 1995 were $45.2 million and $95.5 million which represented decreases of 6.9% and 4.1% from the respective 1994 consolidated net sales amounts of $48.6 million and $99.6 million.

     Firearm segment sales decreased by 14.3% and 10.9%, respectively, to $38 million and $81.5 million in the second quarter and six months ended June 30, 1995 compared to $44.3 million and $91.4 million in the corresponding 1994 periods. Decreases in firearm unit shipments of 14.6% and 14.1% for the three and six months ended June 30, 1995 were attributable to weakening consumer demand for pistols which are manufactured in the Company's Prescott, Arizona facility. Sales of firearms in the other industry product categories of revolvers, rifles, and shotguns remain strong with consumer demand for these products being substantially in excess of the current production capacity of the Company's Newport, New Hampshire facility. The Company anticipates that these marketing demand factors will continue for the balance of 1995. The Company recently completed a 65,000 square foot addition to the Newport facility which will increase production capacity of firearm units through rearrangement of production lines and reallocation of floor space. Currently, machinery is being placed in this new facility and it is anticipated that incremental production increases will be realized in the fourth quarter of 1995.

     Casting segment sales increased by 71.0% and 70.9%, respectively, to $7.2 million and $14.0 million in the second quarter and six months ended June 30, 1995 from $4.2 million and $8.2 million in the corresponding 1994 periods, partially offsetting the decrease in firearm segment sales. This increase was achieved primarily by Ruger Investment Casting commencing the shipment of Great Big Bertha titanium golf club heads to Callaway Golf Company in the first quarter of 1995. The Company has invested considerable resources in late 1994 and in 1995 to significantly increase the capacity of Ruger Investment Casting to produce Great Big Bertha titanium golf club heads and, as a result, expects to realize increases in production quantities in the third and fourth quarters of 1995. The Company has also entered into a Joint Venture agreement with Callaway Golf Company to collaborate in the construction of a new investment casting foundry for the production of titanium golf club heads. Under the terms of this agreement, the Company has committed to produce and Callaway Golf Company has committed to purchase a quantity of titanium golf club heads with sales prices totalling a minimum of approximately $150 million in the years 1996 through 1998. The new investment casting facility is expected to be operational in the second quarter of 1996.

     Consolidated cost of products sold for the three and six months ended June 30, 1995 were $31.1 million and $63.8 million which represented increases of 1.8% and 3.5%, respectively, from the corresponding periods of 1994 of $30.5 million and $61.6 million. These increases are primarily from an unfavorable firearm product sales mix, inefficiencies from decreased firearms unit production at the Company's Prescott, Arizona facility, increases in LIFO inventory costs and casting segment sales, which have a lower gross profit percentage than firearm sales, increasing as a percentage of consolidated net

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

sales. The Company has commenced implementing certain steps to more efficiently use its manufacturing resources and reduce costs which include transferring skilled manufacturing workers from pistol production to Great Big Bertha golf club head production and reevaluating the Company's required inventory quantities.

     As the result of the foregoing, gross profit as a percent of net sales decreased to 31.2% and 33.2% in the respective three and six months ended June 30, 1995 from 37.1% and 38.2% in the comparable 1994 periods.

     Selling General and Administrative expenses for the three and six months period ended June 30, 1995 approximated the respective 1994 periods.

     Other income--net increased for the three and six months ended June 30, 1995 compared to the respective 1994 periods primarily as a result of higher interest rates earned on funds invested exceeding the effects of the decrease in average fund balances available for investment.

Financial Condition

     At June 30, 1995, the Company had cash, cash equivalents and short-term investments of $52.3 million, working capital of $92.6 million and a current ratio of 4.8 to 1.

     Cash provided by operating activities was $4.6 million and $14.5 million for the six months ended June 30, 1995 and 1994, respectively. This change in cash flows is principally a result of an increase in inventory of $13.6 million in 1995 compared to a increase of $4.0 million in 1994. The increase in inventory levels is primarily from the Company's raw material purchases for the first six months of 1995 exceeding production requirements and an increase in pistol firearm units.

     The Company follows an industry-wide practice of offering a "dating plan" to its customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through March have to be made by April 30. Shipments made in subsequent months have to be paid for within 90 days. Dating plan receivable balances were $5.8 million at June 30, 1995. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

     Capital expenditures during the six months ended June 30, 1995 totaled $9.2 million and for the past two years averaged approximately $3.2 million per quarter. These expenditures have been financed through funds provided from operations. For 1995, the Company has budgeted to spend approximately $18.6 million on capital expenditures to upgrade, modernize and complete the expansion of the Newport Firearm Division, significantly increase the capacity and expand the Ruger Investment Casting Division, and for normal company-wide improvements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

to increase efficiency. The Company also anticipates investing up to $7 million in the next 12 months in the Joint Venture Agreement with Callaway Golf Company to construct a new investment casting foundry in Prescott, Arizona to produce titanium golf club heads. The Company intends to continue to finance all of these activities with funds provided from operations.

     For the six months ended June 30, 1995, dividends paid totaled $9.4 million. This amount reflects the regular quarterly dividend of $.35 per share paid on March 15 and June 15, 1995. On July 18, 1995 the Company declared a regular quarterly dividend of $.35 per share payable on September 15, 1995. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

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

     The "Brady Law", mandating a nationwide 5-day waiting period prior to the purchase of a handgun, was signed into law in November, 1993 and became effective February 28, 1994. The Company believes that, because its customers are sportsmen, hunters, gun collectors and law enforcement agencies and since 26 states had previously enacted some form of a waiting period prior to purchase, the "Brady Law" has not had a significant effect on the Company's sales of firearms. The Crime Bill took effect on September 13, 1994, but none of the Company's products were banned as so-called "assault weapons." To the contrary, all the Company's currently manufactured long guns have been exempted by name as "legitimate sporting firearms." A separate provision of the Crime Bill prohibited production or sale of detachable magazines of over 10-round capacity manufactured after September 13, 1994, other than to law enforcement. Only two such magazines (9mm and .40 caliber) were commercially sold by the Company, and production of substitute 10-round magazines in these calibers (approved by the BATF) has begun. No significant delays in shipments resulted from these magazine changes. Nevertheless, the Company remains strongly opposed to laws which would unduly restrict the rights of law-abiding citizens to acquire firearms for legitimate purposes. The Company believes that the private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

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

     Three lawsuits were instituted against the Company during the three months ended June 30, 1995, which involved significant demands for compensatory and/or punitive damages:

     Hook SuperX, Inc. vs. Sturm, Ruger & Company, Inc., Spring Hill Bait 'N Tackle, Inc., Spring Hill Rod & Gun, Inc. and Jennifer Offutt, in the Circuit Court of the State of West Virginia, Kanawha County. The complaint alleges that on or about August 17, 1990, Jennifer Offutt allegedly purchased a pistol from Spring Hill Bait 'N Tackle and gave it to Randall Stevenson who allegedly assaulted John Andrew Adkins. Plaintiff is seeking third party general damages plus other relief.

     Danny O. Lowry vs. Sturm, Ruger & Company, Inc. et. al. in the Superior Court of the State of Alaska, Third Judicial District of Kenai. The complaint alleges that on or about December 30, 1993, the plaintiff suffered injuries when his .44 caliber revolver allegedly accidentally discharged. General and punitive damages in the amount of $500,000 are demanded.

     Carolyn McCarthy, Individually and as Executrix of Estate of Dennis McCarthy, Kevin McCarthy, Maryanne Phillips, and Robert C. Phillips vs. Sturm, Ruger & Company, Inc., Olin Corporation and Ram-Line, Inc., in the Supreme Court of the State of New York, New York County. The complaint alleges that on or about December 7, 1993, Colin Ferguson criminally assaulted plaintiffs and/or plaintiff's decedents while riding the Long Island Railroad, using products manufactured by the defendants. Compensatory and punitive damages in the amount of $664 million are demanded.

     During the three months ending June 30, 1995 the following previously reported lawsuits were settled:

Name                 Jurisdiction
----                 ------------
Worley               California
Brown                South Carolina
Baxter               Connecticut
Easland              California
Herrera              Pennsylvania
Whitman              Massachusetts

     These lawsuits were settled for amounts within the insurance limits and/or self-insured retention of the Company.

     The case of Van Laak vs. Sturm, Ruger & Company, Inc. (California) was dismissed due to lack of prosecution by plaintiff.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1995 Annual Meeting of the Stockholders of the Company was held on April 25, 1995. The table below sets forth the results of the votes taken at the 1995 Annual Meeting:


      1.  Election of                               Votes         Votes
          Directors                Votes For       Against       Withheld
          ---------                ---------       -------       --------
          William B. Ruger         12,411,734         --            7,895
          William B. Ruger, Jr.    12,411,602         --            8,027
          John M. Kingsley, Jr.    12,411,602         --            8,027
          Nils Anderson, Jr.       12,388,834         --           30,795
          Richard T. Cunniff       12,407,534         --           12,095
          Townsend Hornor          12,409,902         --            9,727
          Stanley B. Terhune       12,409,002         --           10,627
          Paul X. Kelley           12,409,654         --            9,975
          James P. Service         12,399,502         --           20,127

      2.  Ratification of Ernst & Young as Auditors for 1995


          Votes For             Votes Against        Votes Withheld
          ---------             -------------        --------------
          12,400,112                6,848                12,669

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None.

(b) On June 19, 1995, Sturm, Ruger & Company, Inc. filed on Form 8-K with the Securities & Exchange Commission a press release and Formation Agreement which announced that the Company was entering into a joint venture agreement with Callaway Golf Company to construct a new investment casting foundry to produce titanium golf club heads.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STURM, RUGER & COMPANY, INC.

Date  August 14, 1995                      /s/JOHN M. KINGSLEY, JR.
      ---------------                     ----------------------------
                                             John M. Kingsley, Jr.
                                             Principal Financial and
                                             Accounting Officer,
                                             Executive Vice President

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.            Description
-------          -----------

  27             Financial Data Schedule