Form 10-Q
period 1995-09-30
STURM RUGER & CO INC
filed 1995-11-14
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
              For the transition period from _____________ to ______________


                         Commission file number 0-4776
                                                ------

                           STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   06-0633559
-----------------------------------           ----------------------------------
  (State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                         identification no.)


Lacey Place, Southport, Connecticut                          06490
----------------------------------------       ---------------------------------
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

            The number of shares outstanding of the issuer's common stock as of October 31, 1995: Common Stock, $1 par value - 13,455,400.

                                     INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                         PAGE NO.
Item 1. Financial Statements (Unaudited)


  Condensed consolidated balance sheets--September 30, 1995
  and December 31, 1994                                                  3

  Condensed consolidated statements of income--Three months
  ended September 30, 1995 and 1994; Nine months ended
  September 30, 1995 and 1994                                            4

  Condensed consolidated statements of cash flows--Nine months
  ended September 30, 1995 and 1994                                      5

  Notes to condensed consolidated financial statements--
  September 30, 1995                                                     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                13
Item 6. Exhibit and Reports on Form 8-K                                  14


SIGNATURES                                                               15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED BALANCE SHEETS
  (Dollars in thousands, except per-share data)

                                                        September 30    December 31
                                                            1995           1994
                                                        ---------------------------
                                                         (unaudited)      (Note)

ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                             $  2,925      $  7,719
    Short-term investments                                  35,116        58,650
    Trade receivables, less allowances
      for doubtful accounts ($900) and
      discounts ($139 and $650)                             20,040        17,889
    Inventories:
      Finished products                                      7,152         1,672
      Materials and products in process                     35,827        25,432
                                                          --------      --------
                                                            42,979        27,104
    Deferred income taxes                                    6,625         6,077
    Prepaid expenses and other assets                        1,665         1,123
                                                          --------      --------
                         TOTAL CURRENT ASSETS              109,350       118,562
  PROPERTY, PLANT AND EQUIPMENT                            111,286        95,158
    Less allowances for depreciation                        65,079        59,866
                                                          --------      --------
                                                            46,207        35,292
  DEFERRED INCOME TAXES                                      4,801         4,532
  OTHER ASSETS                                              11,952        11,106
                                                          --------      --------
                                                          $172,310      $169,492
                                                          ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Trade accounts payable                                $  2,974      $  4,825
    Accrued expenses                                         1,369         1,254
    Product safety modifications                             1,475         1,548
    Product liability                                        3,000         3,000
    Employee compensation                                    8,445         7,024
    Workers' compensation                                    6,908         6,318
    Income taxes                                                 0           741
                                                          --------      --------
                    TOTAL CURRENT LIABILITIES               24,171        24,710
  PRODUCT LIABILITY ACCRUAL                                 18,731        18,487
  CONTINGENT LIABILITIES--Note 5                              -             -
  STOCKHOLDERS' EQUITY
    Common Stock, non-voting, par value $1:
      Authorized shares 50,000; none issued
    Common Stock, par value $1: Authorized shares -
      20,000,000; issued and outstanding 13,455,400
      and 13,452,400                                        13,455        13,452
    Additional paid-in capital                               2,380         2,283
    Retained earnings                                      113,573       110,560
                                                          --------      --------
                                                           129,408       126,295
                                                          --------      --------
                                                          $172,310      $169,492
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

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per-share data)


                                         Three Months Ended      Nine Months Ended
                                            September 30           September 30
                                           1995       1994        1995       1994
                                         ------------------   ---------------------

Firearm Sales                            $32,180    $40,830     $113,664   $132,238
Casting Sales                              9,906      4,112       23,921     12,311
                                         -------    -------     --------   --------

Net sales                                 42,086     44,942      137,585    144,549

Cost of products sold                     34,586     30,048       98,352     91,645
                                         -------    -------     --------   --------
                                           7,500     14,894       39,233     52,904
Expenses:
  Selling                                  3,333      3,067        9,257      8,950
  General and administrative               1,276        951        3,469      3,142
                                         -------    -------     --------   --------
                                           4,609      4,018       12,726     12,092
                                         -------    -------     --------   --------
                                           2,891     10,876       26,507     40,812

Other income-net, principally interest       628        746        2,203      1,817
                                         -------    -------     --------   --------

        INCOME BEFORE INCOME TAXES         3,519     11,622       28,710     42,629

Income taxes                               1,418      4,730       11,570     17,350
                                         -------    -------     --------   --------

                        NET INCOME       $ 2,101    $ 6,892     $ 17,140   $ 25,279
                                         =======    =======     ========   ========


Net income per share                       $0.15      $0.51       $1.27      $1.88
                                           =====      =====       =====      =====

Cash dividends per share                   $0.35      $0.30       $1.05      $0.90
                                           =====      =====       =====      =====


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)


                                                     Nine Months Ended September 30
                                                            1995        1994
                                                     ------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                    $   1,926   $  22,935

INVESTING ACTIVITIES
  Property, plant and equipment additions                  (16,128)     (6,546)
  Purchases of short-term investments                     (113,823)   (123,589)
  Proceeds from sales or maturities of
    short-term investments                                 137,357     113,267
                                                          --------    --------
          Cash provided (used) by investing activities       7,406     (16,868)

FINANCING ACTIVITIES
  Dividends paid                                           (14,126)    (12,107)
                                                          --------    --------
                     Cash used by financing activities     (14,126)    (12,107)
                                                          --------    --------

      DECREASE IN CASH AND CASH EQUIVALENTS                 (4,794)     (6,040)

      Cash and cash equivalents at beginning of period       7,719       7,670
                                                          --------    --------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  2,925    $  1,630
                                                          ========    ========


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1995


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

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year ending December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2--INVENTORIES

            An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. At September 30, 1995, inventory quantities used in the LIFO calculation were greater than quantities on hand at the end of 1994.

NOTE 3--INCOME TAXES

            The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the nine months ended September 30, 1995 and 1994 were $13.5 million and $22.7 million, respectively.

NOTE 4--NET INCOME PER COMMON SHARE

            Net income per common share is based upon the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents represent shares awarded pursuant to the Company's Stock Bonus Plan. Common stock equivalents outstanding in 1995 and 1994 were immaterial.

NOTE 5--CONTINGENT LIABILITIES

            The Company is a defendant in approximately 22 lawsuits involving product liability claims and is aware of other product liability claims which allege defective product design. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company.

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

            The Company has reported all lawsuits instituted against it through June 30, 1995 and the results of those lawsuits, where terminated, to the S.E.C. on its Form 10-K and Form 10-Q reports, to which reference is hereby made.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

            Consolidated net sales for the three and nine months ended September 30, 1995 were $42.1 million and $137.6 which represented decreases of 6.4% and 4.8% from the respective 1994 consolidated net sales amounts of $44.9 million and $144.5 million.

            Firearm segment net sales decreased by 21.2% and 14.0%, respectively, to $32.2 million and $113.7 million in the third quarter and nine months ended September 30, 1995 compared to $40.8 million and $132.2 million in the corresponding 1994 periods. Decreases in firearm units shipments of 21.5% and 16.3% were attributable to weak consumer demand for pistols which are manufactured in the Company's Prescott, Arizona facility. Sales of firearms in the other industry product categories of revolvers, rifles, and shotguns remain strong with consumer demand for these products being substantially in excess of the current production capacity of the Company's Newport, New Hampshire facility. For the nine months ended September 30, 1995, production and shipments of Newport produced firearm products were greater than that of 1994. A 65,000 square foot addition to the Newport facility completed earlier in 1995 has been outfitted with machinery and the Company anticipates that additional production increases of firearms will be realized during the fourth quarter of 1995.

            Casting segment net sales increased by 140.9% and 94.3%, respectively, to $9.9 million and $23.9 million in the third quarter and nine months ended September 30, 1995 from $4.1 million and $12.3 million in the corresponding 1994 periods. These increases, which partially offset the decreases in firearms segment sales, were achieved primarily by Ruger Investment Casting commencing the shipment of Great Big Bertha golf club heads to Callaway Golf Company in the first quarter of 1995. The Company invested considerable resources in late 1994 and throughout 1995 to significantly increase the capacity of Ruger Investment Casting to produce Great Big Bertha golf club heads and as a result started to realize greater production quantities in the latter part of the third quarter of 1995. Further increases in production quantities are anticipated in the fourth quarter of 1995.

            The Company has entered into a Joint Venture Agreement with Callaway Golf Company to collaborate in the construction of a new investment casting foundry, Antelope Hills Foundry, for the production of titanium golf club heads. Under the terms of this agreement, the Company has committed to produce, and Callaway Golf Company has committed to purchase a quantity of titanium golf club heads with sales prices totalling a minimum of approximately $150 million in the years 1996 through 1998. Antelope Hills Foundry is expected to be operational and commence production in the third quarter of 1996.

            Consolidated cost of products sold for the three and nine months ended September 30, 1995 were $34.6 million and $98.4 million which represented increases of 15.1% and 7.3%, respectively, from corresponding 1994 amounts of $30.0 million and $91.6 million. These increases are primarily from a number of factors consisting of: unfavorable product firearms sales mix; costs incurred by Ruger Investment Casting to expand capacity for production of titanium golf club heads; inefficiencies from decreased firearm unit production at the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


Company's Prescott, Arizona facility; increases in LIFO inventory costs and; casting segment sales which have a lower gross profit percentage than firearm sales increasing as a percentage of consolidated net sales.

            During the third quarter the Company implemented certain steps to reallocate production capacity from the Prescott Firearms facility. Specifically the Company transferred skilled production employees and manufacturing floor space to Ruger Investment Casting. The Company is also in the process of implementing significant process changes in the manufacturing of titanium golf club heads in an effort to increase both production and operating margins.

            As a result of the foregoing, gross profit as a percentage of net sales decreased to 17.8% and 28.5% in the respective three and nine months ending September 30, 1995 from 33.1% and 36.6% in the comparable 1994 periods.

            Selling, general & administrative expenses for the three and nine months ended September 30, 1995 increased by 14.7% and 5.2% to $4.6 million and $12.7 million, respectively, from $4.0 million and $12.1 million in the corresponding 1994 periods. These increases were primarily the result of the settlement of a sales commission contract with an outside sales representative, timing of the purchase of professional services, and the addition of a new executive officer of the Company.

            Other income-net decreased for the three months ended September 30, 1995 compared to the respective 1994 period primarily as a result of the decrease in average fund balances available for investment. For the nine months ended September 30, 1995 other income-net increased compared to the corresponding 1994 period as a result of higher interest rates earned on funds invested exceeding the effect of the decrease in the average fund balances available for investment.


Financial Condition

            At September 30, 1995, the Company had cash, cash equivalents and short-term investments of $38.0 million, working capital of $85.2 million and a current ratio of 4.5 to 1.

            Cash provided by operating activities was $1.8 million and $22.9 million for the nine months ended September 30, 1995 and 1994, respectively. This change in cash flows is principally a result of an increase in inventory of $15.9 million in 1995 compared to a increase of $4.5 million in 1994 and a decrease in net income in 1995 from 1994. The increase in inventory levels is primarily from the Company's raw material purchases for the first nine months of 1995 exceeding production requirements and an increase in pistol firearm units.

            The Company follows an industry-wide practice of offering a "dating plan" to its customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through March have to be made by April 30. Shipments made in subsequent months have to be paid for within 90

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


days. Dating plan receivable balances were $5.5 million at September 30, 1995. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

            Capital expenditures during the nine months ended September 30, 1995 totaled $16.1 million and for the past two years averaged approximately $3.7 million per quarter. A total of approximately $13.3 million was spent on capital expenditures to upgrade, modernize and complete the expansion of the Newport Firearm Division, significantly increase the capacity and expand the Ruger Investment Casting Division, and for normal Company-wide improvements to increase efficiency. Additional expenditures of approximately $2.4 million are budgeted for the fourth quarter of 1995. The Company finances and intends to continue to finance, all of these activities with funds provided by operations.

            Capital expenditures totaling $2.8 million have also been made in the third quarter of 1995 to commence the construction and outfitting of the Antelope Hills Foundry facility. The Company anticipates investing up to $14 million in the next twelve months in the facility under the terms of the Joint Venture Agreement with Callaway Golf Company. Financing of these capital expenditures will be made 50% by the Company using funds provided by operations and 50% from Callaway Golf Company.

            For the nine months ended September 30, 1995, dividends paid totaled $14.1 million. This amount reflects the regular quarterly dividend of $.35 per share paid on March 15, June 15, and September 15, 1995. On October 24, 1995 the Company declared a regular quarterly dividend of $.35 per share payable on December 15, 1995. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

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

            The "Brady Law", mandating a nationwide 5-day waiting period prior to the purchase of a handgun, was signed into law in November, 1993 and became effective February 28, 1994. The Company believes that, because its customers

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED



Recent Developments

            In October 1995 the Company announced a special sales discount on most firearm pistol models. This program, which reduces the average selling price of these pistols by 10% to 30%, is designed to renew customer interest in pistols and reduce the Company's finished goods inventory levels. The Company anticipates that almost all pistols sold in the fourth quarter of 1995 will be at these discounted prices and that quantities sold under the program will be significantly greater than sales would have been if this program had not been implemented. The impact of this program on the fourth quarter operating results cannot be predicted by the Company at the present time, but is expected to result in slightly higher earnings than selling significantly less quantities of pistols at regular selling prices.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


"Note 5--Contingent Liabilities" presented in Part I is incorporated herein by reference.

            Four lawsuits were instituted against the Company during the three months ended September 30, 1995, which involved significant demands for compensatory and/or punitive damages:

            Constance Clark, Individually and as Personal Representative of the Estate of Michael Clark vs. Sturm, Ruger & Company, Inc. et. al., in the Montana Eighth Judicial District Court, Cascade County. The complaint alleges that on or about January 23, 1994, the plaintiff's decedent was fatally injured when a
 .22 caliber revolver discharged when it was allegedly dropped. Punitive damages to be proven at trial are sought.

            Joseph Stutler, Individually and as Successor in Interest/Special Administrator of the Estate of Decedent Jennifer Stutler vs. Sturm, Ruger & Company, Inc. et. al., in the Superior Court of the State of California for the county of Madera. The complaint alleges that on or about July 29, 1994, the plaintiff's decedent was fatally injured by a .44 magnum revolver.
Compensatory damages to be proven at trial are sought.

            Anthony Bochene vs. Sturm, Ruger & Company, Inc. and Remington Arms Co., Inc., in the Superior Court of the State of California in and for the County of Sacramento. The complaint alleges that on or about July 28, 1994, the plaintiff suffered injuries to his nervous system resulting in hearing loss when his rifle allegedly exploded while he was firing it. General and compensatory damages in the amount of $35,000 are demanded.

            Michael C. Jordan vs. Sturm, Ruger & Company, Inc. et. al., in the Circuit Court State of Wisconsin, Racine county. The complaint alleges that on or about August 5, 1992, the plaintiff suffered facial cuts when his rifle allegedly exploded while he was target practicing. General damages are demanded.

            During the three months ending September 30, 1995, the following previously reported lawsuits were settled:

            Name                 Jurisdiction
            ----                 ------------

            Curtis               North Carolina
            Shuey                Pennsylvania

            These lawsuits were settled for amounts within the insurance limits and/or self-insured retention of the Company.

            The above reported new case of Stutler vs. Company (CA), which involved a Ruger New Model single action revolver, was voluntarily withdrawn with prejudice by plaintiff on August 28, 1995.

            The case of Forni vs. Ferguson, et. al. (NY), which involved the intentional homicide of a Long Island Railroad passenger by Colin Ferguson using a Ruger pistol, was dismissed by the trial court on all counts as to the Company on August 2, 1995. A notice of appeal has been filed by plaintiff.

            The case of Weber vs. Company, (TX), which involved a claimed accidental death while handling an "old model" Ruger single action revolver, was tried to a complete defense verdict on September 21, 1995. The jury unanimously found no design defect, no marketing defect, no failure to warn, and no negligence on the part of the Company in the conduct of its ongoing free safety retrofit of pre-1973 "old model" single action revolvers. No appeal has been filed.

            The 1993 jury verdict in favor of the Company in the case of Connolly vs. Company (CA) was affirmed en toto by the California Court of Appeals on July 13, 1995. Plaintiff has petitioned the California Supreme Court for leave to take further appeal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None.
     (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

                          STURM, RUGER & COMPANY, INC.

            FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STURM, RUGER & COMPANY, INC.
                                           -------------------------------------


Date  November 14, 1995                    /s/ JOHN M. KINGSLEY, JR.
     ------------------                    -------------------------------------
                                             John M. Kingsley, Jr.
                                             Principal Financial and
                                             Accounting Officer,
                                             Executive Vice President