Form 10-K405
period 1995-12-31
STURM RUGER & CO INC
filed 1996-04-01
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM 10-K
(MARK ONE)
 x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    -----------
                         COMMISSION FILE NUMBER 0-4776

                          STURM, RUGER & COMPANY, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          06-0633559
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

       LACEY PLACE, SOUTHPORT, CONNECTICUT                            06490
     (Address of principal executive offices)                       (Zip Code)

                                 (203) 259-7843
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
COMMON STOCK, $1 PAR VALUE                    NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
                              None
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES    X    NO
                                                --------  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1996:

Common Stock, $1 par value - $ 296,119,451

The number of shares outstanding of the issuer's common stock as of January 31, 1996:

Common Stock, $1 par value -  13,455,400

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held April 25, 1996 are incorporated by reference into Part III of this Report.

                     Index to exhibits at pages 16 and 17.

PART I

ITEM 1--BUSINESS

The Company is principally engaged in the design, manufacture, and sale of firearms. The Company is the only U.S. firearms manufacturer which offers products in all four industry categories (pistols, revolvers, rifles, and shotguns) and believes that it is the largest U.S. firearms manufacturer, based on data reported in the Bureau of Alcohol, Tobacco and Firearms' 1994 Annual Firearms Manufacturing and Exportation Report ("BATF Data"). The Company, which has been profitable every year since 1950, believes it has a preeminent reputation among sportsmen, hunters, and gun collectors for technical innovation and quality construction, based on reports in industry and business publications. The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.

The Company's firearms, which are sold under the "Ruger" name and trademark, consist of .22 caliber rimfire autoloading pistols; centerfire autoloading pistols in various calibers; single-action and double-action revolvers in various calibers; single-shot, autoloading, bolt action and lever action rifles in a broad range of hunting calibers; and shotguns in three gauges. The Company manufactures a wide range of high quality products and does not manufacture inexpensive cancelable firearms, sometimes known as "Saturday Night Specials," or any firearm included on the list of "assault weapons" which was part of anti-crime legislation enacted by Congress in 1994.

Many of the firearms introduced by the Company over the years have become "classics" which have retained their popularity for decades and are sought by collectors. These firearms include the single-action Single-Six, Blackhawk, and Bearcat revolvers, the double-action Redhawk revolvers, the 10/22, M77, and Number One Single-Shot rifles, and the Red Label over-and-under shotguns. The Company has supplemented these "classics" with the introduction of new models and variations of existing models. In 1987, the Company introduced the P85, a 9mm centerfire autoloading pistol, and the GP100 and Super Redhawk revolvers. In 1988 and 1989, it introduced a new line of small frame double-action revolvers, the SP101. The Company augmented its line of centerfire autoloading pistols in 1990, 1991, and 1992 by offering new versions of the 9mm model and two new calibers, .40 S&W and .45 ACP. In 1992 and 1993, the Company introduced the Ruger 22/45 pistol, the Vaquero single-action revolver, the 77/22 Varmint bolt-action rifle, the P89, P90, and P93 centerfire autoloading pistols, and the Spurless SP101 double-action revolver. New variations of several of the Company's most popular models were introduced in 1994 and 1995 including the P94 centerfire autoloading pistol in 9mm and .40 S&W calibers which further strengthened the Company's P-Series pistol line, the 77/22 bolt-action rifle in
 .22 Hornet caliber, and a Woodside model of the Company's over-and-under shotgun. All of these products have exhibited strong sales and consumer interest since their introduction. In 1996, the Company plans to introduce new products or new variations of existing models in two of the four industry categories including the P95 pistol with an Isoplast polymer grip frame, the MK-4B .22 caliber target pistol, the Model 96 Lever Action rifle, and the 10/22 T Target rifle.

The Company is also engaged in the manufacture of titanium, ferrous, and aluminum investment castings for a wide variety of markets including sporting goods, commercial, and military. In 1995, the Company's foremost investment casting product was the titanium "Great Big Bertha" golf club head for Callaway Golf Company, Inc. ("Callaway").

For the years ended December 31, 1995, 1994, and 1993, net sales attributable to the Company's firearm operations were approximately 80.9%, 91.7%, and 90.7%, respectively, of total net sales. The balance of the Company's net sales for such periods was attributable to its investment casting operations. Further information regarding industry segment data is incorporated by reference to pages 20 and 21 of the Company's 1995 Annual Report to Stockholders.

PRODUCTS--FIREARMS

The Company presently manufactures 25 different types of firearm products in four industry categories: pistols, revolvers, rifles, and shotguns. Most are available in several models based upon caliber, finish, barrel length, and other features.

PISTOLS--A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The Company presently manufactures three different types of pistols, the Ruger Mark II .22 caliber in Standard, Competition, and Target models, the Ruger 22/45, and the P-series centerfire autoloading pistols in various calibers, configurations, and finishes. Sales of pistols by the Company accounted for approximately $37.0 million, $70.6 million, and $67.4 million of revenues for the years 1995, 1994, and 1993, respectively.

REVOLVERS--A revolver is a handgun which has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer must be pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. The Company presently manufactures eight different types of single-action revolvers: the New Model Super Single-Six, the New Model .32 magnum Super Single-Six, the New Model Blackhawk, the New Model Super Blackhawk, the Vaquero, the Bisley, the Old Army Cap & Ball, and the New Bearcat. The Company presently manufactures four different types of double-action revolvers: the SP101, the GP100, the Redhawk, and the Super Redhawk. Sales of revolvers by the Company accounted for approximately $34.8 million, $32.9 million, and $36.9 million of revenues for the years 1995, 1994, and 1993, respectively.

RIFLES--A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. The Company presently manufactures eight different types of rifles: the M77 Mark II, the M77 Mark II Magnum, the 77/22, the 10/22, the Model 96, the Mini-14, the Mini Thirty, and the No. 1 Single-Shot. Sales of rifles by the Company accounted for approximately $76.5 million, $68.6 million, and $63.l million of revenues for the years 1995, 1994, and 1993, respectively.

SHOTGUNS--A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. The Company presently manufactures two different types of over-and-under shotguns: the Red Label available in 12, 20, and 28 gauge, and the Woodside available in 12 gauge. Most of the Red Label models are available in special Sporting Clays and English Field versions. Sales of shotguns by the Company accounted for approximately $4.7 million, $5.1 million, and $6.4 million of revenues for the years 1995, 1994, and 1993, respectively.

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $2.6 million, $2.9 million, and $2.4 million of revenues for the years 1995, 1994, and 1993, respectively.

PRODUCTS--INVESTMENT CASTINGS

The investment casting products currently manufactured by the Company and sold to unrelated third parties consist of titanium, ferrous (both chrome-moly and stainless), and aluminum parts for a wide variety of industries including sporting goods, commercial, and military.

The Company's newest casting facility, Ruger Investment Casting, located in Prescott, Arizona, engineers and produces titanium, ferrous, and aluminum castings. This facility's manufacturing activity during 1995 for outside customers consisted primarily of producing titanium "Great Big Bertha" golf club heads for Callaway. Sales of golf club heads to Callaway accounted for approximately $23.1 million of revenues during 1995. No sales were made to Callaway during 1994 and 1993.

The Pine Tree Castings division of the Company, located in Newport, New Hampshire, engineers and produces ferrous castings for a wide range of commercial customers.

The Company's Uni-Cast division, located in Manchester, New Hampshire, engineers and produces primarily large complicated aluminum castings for a number of prime defense contractors.

Sales from the Company's investment casting operations (excluding intercompany transactions) accounted for approximately $36.8 million, $16.4 million, and $18.0 million or 19.1%, 8.3%, and 9.3% of the Company's total net sales for 1995, 1994, and 1993, respectively.

MANUFACTURING

FIREARMS--The Company produces its revolvers, rifles, and shotguns at the Newport, New Hampshire facility and its pistols at the Prescott, Arizona facility.

Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company's casting facilities through a process known as precision investment casting. See "Manufacturing-Investment Castings" for a description of the investment casting process. The Company initiated the use of this process in the production of component parts for firearms in 1953 and believes that its widespread use of investment casting in the firearms manufacturing process is unique among firearms manufacturers. The investment casting process provides greater design flexibility and results in component parts which are generally close to their ultimate shape and, therefore, require less machining. Through the use of investment casting, the Company is able to produce durable and less costly component parts for its firearms.

Third parties supply the Company with various raw materials for its firearms, such as fabricated steel components, walnut and birch lumber for rifle and shotgun stocks and other component parts. These raw materials and component parts are readily available from multiple sources at competitive prices.

All assembly, inspection, and testing of firearms manufactured by the Company is performed at the Company's manufacturing facilities. Every firearm and every chamber of every revolver manufactured by the Company is test-fired prior to shipment.

INVESTMENT CASTINGS--The Company manufactures all of its precision investment casting products at one of its three investment casting facilities. To produce a product by the investment casting method, a wax model of the product is created and coated with several layers of ceramic material. The shell is then heated to melt the interior wax which is poured off, leaving a hollow mold. To cast the desired product, molten metal is poured into the mold and allowed to cool and solidify.

Titanium investment casting products are manufactured by the Company's Ruger Investment Casting division located in Prescott, Arizona. This is the Company's newest investment casting facility and also has the capabilities of producing ferrous and aluminum investment casting products. In the latter part of 1994 and throughout 1995, the Company significantly added to the production capacity of Ruger Investment Casting and believes that this facility is one of the largest investment casting facilities in the Southwest.

The Company and Callaway entered into a joint venture agreement in June 1995 to plan, develop, build, and operate a foundry for the production of golf club heads investment cast in titanium. The joint venture, named Antelope Hills, LLC, is owned 50% by the Company and 50% by Callaway. This facility is expected to be completed in the third quarter of 1996 and have production capacity for titanium products similar to that of Ruger Investment Casting.

The Company's Pine Tree Castings division manufactures primarily all of the ferrous investment castings produced by the Company. Aluminum investment casting products are primarily manufactured by the Company's Uni-Cast division located in Manchester, New Hampshire. For 1996 the Company has budgeted $2.8 million in capital expenditures for the Uni-Cast division to both modernize and outfit the facility to produce castings made of inorganic composites such as ceramic reinforced aluminum alloys.

Raw materials including wax, ceramic material, and metal alloys necessary for the production of investment cast products are supplied to the Company through third parties. The Company believes that all these raw materials, with the exception of certain titanium alloys, are readily available from multiple sources at competitive prices. Presently the Company buys all of its titanium metal alloys under a short- term (approximately one year) purchasing arrangement from one supplier. Although there are a limited number of companies that produce titanium metal alloys, management believes that other suppliers could provide the Company with the required titanium metal alloys and that adequate quantities of titanium metal alloys in inventory would provide enough time to locate another supplier without interruption of manufacturing operations.

MARKETING AND DISTRIBUTION

FIREARMS--The Company's firearms are primarily marketed through a network of selected independent distributors who purchase the products directly from the Company for resale to gun dealers and end-users. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. In late 1987, the Company reduced by more than one-half the number of domestic commercial distributors of its firearms in order to encourage its remaining distributors to focus their efforts on the Company's products. Each of these distributors carries the entire line of firearms manufactured by the Company for the commercial market. Management believes that the increase in sales since 1988 is due in part to this strategy. Currently, 32 distributors service the domestic commercial market, with an additional 64 servicing the domestic law enforcement market and 2 servicing the Canadian market. Five of these distributors service both the domestic commercial market and the domestic law enforcement market. Currently, 5 distributors account for approximately 45.0% of the Company's sales of firearms, with the largest distributor, Jerry's Sport Center (Forest City, Pennsylvania), accounting for approximately 12.4% of consolidated net sales. The Company employs 5 employees and 2 independent contractors who service these distributors and call on dealers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end-users, rather than from the Company's distributors, the Company believes that the loss of any distributor would not have a material adverse effect on the Company. The Company considers its relationships with its distributors to be satisfactory.

In addition, the Company markets its firearms directly to foreign customers, consisting primarily of law enforcement agencies and foreign governments. Foreign sales were less than 10% of the Company's consolidated net sales for each of the past three years. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of a government purchaser.

In the fourth quarter of each year, the Company receives annual orders from its distributors, which are designated as firm by the distributors, although the Company generally permits adjustments in outstanding unfilled orders. As of January 31, 1996, unfilled firearms orders amounted to approximately $205.0 million as compared to approximately $349.5 million as of January 31, 1995, which represents a 41.3% decrease. The Company feels that the major reasons for this decrease are an overall slowdown in the United States firearms market, especially in the industry product category of pistols, and believes that firearm segment orders at January 31, 1995 may have been over inflated by distributors to obtain certain models of the Company's products that were in short supply due to production constraints during 1994 and most of 1995. The impact of the Company's recently introduced firearm models on unfilled orders as of January 31, 1996 is not readily determinable at this time. It is anticipated that demand for these new models will be strong.

Most of the firearms manufactured by the Company are sold on terms requiring payment in full within 30 days. However, certain products which are generally used during the fall hunting season are sold pursuant to a "dating plan" which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. Management believes that this dating plan serves to level out the demand for these seasonal products throughout the entire year and facilitates an efficient manufacturing schedule. The Company does not consider its overall firearms business to be seasonal.

INVESTMENT CASTINGS--The investment casting segment's principal markets are sporting goods, commercial, and military customers. Sales are made directly to customers or through manufacturer's representatives. The Company's largest casting segment customer in 1995, Callaway Golf Company, Inc. (Carlsbad, California) which accounted for approximately 12% of consolidated net sales and 62% of casting segment sales. One customer in 1994 and 1993 represented 23% and 12% of casting segment sales, respectively.

COMPETITION

FIREARMS--Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category, such as pistols or rifles, several foreign competitors manufacture products in all four industry categories (pistols, revolvers, rifles, and shotguns). Some of these competitors are subsidiaries of large corporations with substantially greater financial resources than the Company. The Company is the only domestic manufacturer which produces products in all four industry product categories and believes that it is the largest U.S. firearms manufacturer, according to BATF Data. The principal methods of competition in the industry are product quality and price. The Company believes that it can compete effectively with all of its present competitors based upon the high quality, reliability and performance of its products, and the competitiveness of its pricing.

INVESTMENT CASTINGS--There are a large number of other investment casting manufacturers, both domestic and foreign, that the Company competes with. Competition varies based on the type of investment casting products (titanium, ferrous or aluminum) and the end use of the product (sporting goods, commercial or military). Many of these competition are larger than the Company and may have greater resources. The principal method of competition in the industry are quality, production lead time, and price. The Company believes that it can compete effectively with all of its present competitors and has expended significant amounts of resources on both expanding and modernizing its investment casting facilities in 1994 and 1995.

EMPLOYEES

As of January 31, 1996, the Company employed 1,936 full-time employees of which approximately 30% had at least ten years of service with the Company.

None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a strike during its entire 46-year history and believes its employee relations are satisfactory.

RESEARCH AND DEVELOPMENT

In 1995, 1994 and 1993, the Company spent approximately $1.7 million, $1.9 million and $1.7 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of January 31, 1996, the Company had approximately 44 employees engaged in research and development activities as part of their responsibilities.

PATENTS AND TRADEMARKS

The Company owns various United States and foreign patents and trademarks which have been secured over a period of years and which expire at various times. It is the policy of the Company to apply for patents and trademarks whenever new products or processes deemed commercially valuable are developed or marketed by the Company. However, none of these patents and trademarks are considered to be basic to any important product or manufacturing process of the Company and, although the Company deems its patents and trademarks to be of value, it does not consider its business materially dependent on patent or trademark protection.

ENVIRONMENTAL MATTERS

The Company has programs in place that monitor compliance with various environmental regulations. However, in the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. The Company believes that it is generally in compliance with applicable environmental regulations and the outcome of such proceedings and orders will not have a material effect on its business.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names, ages, and positions of the executive officers of the Company. Officers serve at the pleasure of the Board of Directors of the Company.

       Name                         Age                              Position With Company
- -------------------------------------------------------------------------------------------------------------
 William B. Ruger                    79       Chairman of the Board, Chief Executive Officer, Treasurer, and
                                              Director

 William B. Ruger, Jr.               56       Vice Chairman, Senior Executive Officer, and Director

 Gerald W. Bersett                   55       President and Chief Operating Officer

 John M. Kingsley, Jr.               64       Executive Vice President and Director

 Ste phen L. Sanetti                 46       Vice President, General Counsel

 Leslie M. Gasper                    42       Secretary






William B. Ruger has been the Chairman of the Board, Chief Executive Officer, and Treasurer of the Company since 1949. He is the father of William B. Ruger, Jr.

William B. Ruger, Jr. became Vice Chairman and Senior Executive Officer of the Company in 1995 and has been a Director of the Company since 1970. Previously, he served as President of the Company from 1991 to 1995 and as Senior Vice President of the Company from 1970 to 1990.

Gerald W. Bersett became President and Chief Operating Officer of the Company in August 1995. Previously, he was the President of the Winchester Division of the Olin Corporation since 1988 and Vice President of the Olin Corporation since 1993.

John M. Kingsley, Jr. has been Executive Vice President of the Company since 1971 and a Director of the Company since 1972.

Stephen L. Sanetti became Vice President, General Counsel of the Company in 1993. Prior to this, he served as General Counsel since 1980.

Leslie M. Gasper became Secretary of the Company in 1994. Prior to this, she served as the Administrator of the Company's pension plans which position she held for more than five years prior thereto.

ITEM 2--PROPERTIES

The Company's manufacturing operations are carried out at three facilities. The following table sets forth certain information regarding each of these facilities:

                                                                      Approximate
                                                                       Aggregate
                                                                        Usable
                                                                      Square Feet              Status
                                                                     ----------------------------------
                          Newport, New Hampshire                         350,000               Owned
                          Prescott, Arizona                              219,000               Leased
                          Manchester, New Hampshire                       35,000               Owned

In 1995, the Company completed building additions to the Newport, New Hampshire facility of approximately 65,000 square feet and the Prescott, Arizona facility of approximately 17,000 square feet. These additions are being used for manufacturing operations. The Company plans to construct a 15,000 square foot addition to the Manchester, New Hampshire facility in 1996 to be used for manufacturing operations.

Site preparation for the joint venture facility, Antelope Hills Foundry, began in October 1995. Plans call for construction of a 118,000 square foot building on a ten acre site contiguous to the Company's present Prescott Arizona facility. It is planned that production from this new facility will begin sometime in the third quarter of 1996.

The Newport and Prescott facilities each contain enclosed ranges for testing firearms and also contain modern tool room facilities. The lease of the Prescott facility provides for rental payments which approximate real property taxes.

The Company's headquarters and related operations are in Southport, Connecticut. Manufacturing operations at this location were moved in 1991 to the Company's Newport and Prescott facilities.

There are no mortgages or liens on any of the real estate owned by the Company.

ITEM 3--LEGAL PROCEEDINGS

The Company is a defendant in approximately 22 lawsuits involving product liability claims and is aware of other product liability claims which allege defective product design. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company.

The Company's management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. The number of lawsuits and claims that were tried, dismissed, settled, or otherwise resolved and average settlement payments (excluding legal fees) were as follows: 1995-18 and $46,000, 1994-24 and $55,000. While it is difficult to forecast the outcome of these claims, in the opinion of management, after consultation with special and corporate counsel, the outcome of these claims will not have a material adverse effect on the results of operations or financial condition of the Company.

For a description of all pending lawsuits against the Company through September 30, 1995, reference is made to the discussion under the caption "Item 3. LEGAL PROCEEDINGS" of the Company's Annual Reports on Form 10-K for the years ended December 31, 1988 and 1994 and to the discussion under caption "Item 1. LEGAL PROCEEDINGS" of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1987, September 30, 1990, and September 30, 1993, March 31, June 30, and September 30, 1994, and March 31, June 30, and September 30, 1995.

Four lawsuits were instituted against the Company during the three months ended December 31, 1995, which involved significant demands for compensatory and/or punitive damages:

Anne Cargill, Administratrix of the Goods Chattels and Credits of David Cargill, Deceased, and Anne Cargill, Individually; Maria Santana, Administratrix of the Goods Chattels and Credits of Roberto Robles, Deceased; Maria Santana, Individually v. American Shooting Sports Council, Inc. et. al., in the United States District Court, Eastern District of New York. The complaint alleges that on or about May 5, 1991, one plaintiff's decedent (Cargill) was fatally injured when an unknown firearm was intentionally discharged by Lenin Supulveda, and the other plaintiff's decedent (Robles) was fatally injured when a Cobray Mac 11 (not manufactured by the Company) was intentionally discharged by a minor. Plaintiffs are seeking compensatory, consequential and punitive damages in excess of the minimum jurisdictional amount of the Court from each of the 61 defendants, alleging illegal concert of action, negligence, and misrepresentation in their sale of firearms.

Koici Sunada, Representative of the Estate of Kei Sunada, and Koici Sunada, Individually v. American Shooting Sports Council, Inc., in the United States District Court, Eastern District of New York. The complaint alleges that the plaintiff's decedent was fatally injured by an unknown firearm. The plaintiff is seeking compensatory, consequential and punitive damages in excess of the minimum jurisdictional amount of the Court from each of the 61 defendants. This is a companion case to Cargill, supra.

Don Haws v. Sturm, Ruger & Co., Inc. et. al., in the United States District Court of Oklahoma. The complaint alleges that on or about February 19, 1994, the plaintiff suffered injuries to his abdomen when his .357 caliber revolver discharged when it was allegedly dropped. Actual and punitive damages in excess of $100,000 are demanded.

Bruce and Teresa Smith & Austin Smith, a Minor v. Sturm, Ruger & Co., Inc., Darrel Abke and Myron Moody, in the District Court of Maverick County, Texas 365th Judicial District. The complaint alleges that on or about November 4, 1994, the plaintiff suffered injuries to his right thigh when a 7mm rifle allegedly discharged unexpectedly and without cause. Actual and exemplary damages in an amount in excess of the minimum jurisdictional limits of the Court are demanded.

The 1993 jury verdict in favor of the Company in the case of Connolly v. Sturm, Ruger & Co., Inc. (CA) was affirmed on October 19, 1995, by the California Court of Appeals, and the California Supreme Court declined plaintiff's further appeal.

The case of McCarthy v. Sturm, Ruger & Co., Inc. (NY), which involved the intentional criminal shooting and homicide of Long Island Railroad passengers on December 7, 1993 by Colin Ferguson using a Ruger pistol, was dismissed with prejudice on October 17, 1995.

The previously reported case of Bochene v. Company (CA) was settled on December 26, 1995. This case was settled for an amount within the insurance limits and/or self-insured retention of the Company.

The Company is contesting a subpoena from Occupational Safety and Health Administration (OSHA) in which that agency seeks information from the Company in order to develop undefined "ergonomic standards" for the workplace. The Company believes that OSHA has no statutory authority to require such information, and the matter is before the United States First Circuit Court of Appeals. While the Company is confident that its position is legally correct, there can be no assurance that it will ultimately prevail. However, management believes that compliance with OSHA's subpoena (if compelled) should not have a material adverse effect upon the Company's business (United States v. Sturm, Ruger & Company, Inc., CA No. 95-1918).


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference to pages 5 and 23 of the Company's 1995 Annual Report to Stockholders.


ITEM 6--SELECTED FINANCIAL DATA

The information required for this Item is incorporated by reference to page 5 of the Company's 1995 Annual Report to Stockholders.


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for this Item is incorporated by reference to pages 6 through 8 of the Company's 1995 Annual Report to Stockholders.


ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A)     FINANCIAL STATEMENTS

        The consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995 and the report dated February 23, 1996 of Ernst & Young LLP, independent auditors, are incorporated by reference to pages 12 through 22 of the Company's 1995 Annual Report to Stockholders.

(B)     SUPPLEMENTARY DATA

        Quarterly results of operations for 1995 and 1994 are incorporated by reference to page 21 of the Company's 1995 Annual Report to Stockholders.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to the directors of the Company under the caption "ELECTION OF DIRECTORS" on pages 2 and 3 of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held April 25, 1996 is incorporated by reference into this Report. The information set forth under the caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" on page 12 of the Proxy Statement relating to the Annual Meeting of Stockholders to be held April 25, 1996 is incorporated by reference into this Report. The information as to executive officers of the Company is included in Part I hereof under the caption "Executive Officers of the Company" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11--EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held April 25, 1996 under the captions "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES," "EXECUTIVE COMPENSATION," "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "COMPANY STOCK PRICE PERFORMANCE", "PENSION PLAN TABLE" and "SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE" on pages 4 through 10.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The information required by this Item is incorporated by reference to those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held April 25, 1996 under the captions "ELECTION OF DIRECTORS," "PRINCIPAL STOCKHOLDERS" and "SECURITY OWNERSHIP OF MANAGEMENT" on pages 2, 3, 10, and 11.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held April 25, 1996 under the caption "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES" and "EXECUTIVE COMPENSATION" on pages 4 and 5.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a)          Documents filed as part of this Form 10-K.

             (1) Financial Statements:

                 Consolidated Balance Sheets--December 31, 1995 and 1994

                 Consolidated Statements of Income--Years ended December 31, 1995, 1994, and 1993

                 Consolidated Statements of Stockholders' Equity--Years ended December 31, 1995, 1994, and 1993

                 Consolidated Statements of Cash Flows--Years ended December 31, 1995, 1994, and 1993

                 Notes to Consolidated Financial Statements

                 Report of Independent Auditors

This information is incorporated by reference to the Company's 1995 Annual Report to Stockholders as noted in Item 8.

             (2) Financial Statement Schedules:

                    Schedule II-Valuation and Qualifying Accounts-Page 15

             All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the required information is disclosed elsewhere, and therefore, have been omitted.

             (3) Listing of Exhibits

             The response to this portion of Item 14 is submitted as a separate section of this report. See "INDEX TO EXHIBITS" on pages 16 and 17 of this report.

(b)          Report on Form 8-K filed in the fourth quarter of 1995:  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               STURM, RUGER & COMPANY, INC.
                                               ----------------------------
                                                     (Registrant)


                                               S/LESLIE M. GASPER
                                               ----------------------------
                                               Leslie M. Gasper
                                               Secretary

                                               March 15, 1996
                                               ----------------------------
                                               Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



S/WILLIAM B. RUGER                                     3/18/96         S/WILLIAM B. RUGER, JR.                     3/23/96
- --------------------------------------------------------------         ---------------------------------------------------
William B. Ruger                                                       William B. Ruger, Jr.
Principal Executive Officer, Chairman,                                 Vice Chairman, Senior Executive Officer,
Chief Executive Officer, Treasurer, Director                           Director



S/JOHN M. KINGSLEY, JR.                                3/18/96         S/STANLEY B. TERHUNE                        3/18/96
- --------------------------------------------------------------         ---------------------------------------------------
John M. Kingsley, Jr.                                                  Stanley B. Terhune
Principal Financial and Accounting Officer,                            Director
Executive Vice President, Director



S/RICHARD T. CUNNIFF                                   3/18/96         S/TOWNSEND HORNOR                           3/21/96
- --------------------------------------------------------------         ---------------------------------------------------
Richard T. Cunniff                                                     Townsend Hornor
Director                                                               Director


S/PAUL X. KELLEY                                       3/18/96         S/NILS ANDERSON, JR.                        3/18/96
- --------------------------------------------------------------         ---------------------------------------------------
Paul X. Kelley                                                         Nils Anderson, Jr.
Director                                                               Director



S/JAMES E. SERVICE                                     3/18/96
- --------------------------------------------------------------
James E. Service
Director

                 Sturm, Ruger & Company, Inc. and Subsidiaries

          Item 14(a)(2) and Item 14(d)--Financial Statement Schedules

                 Schedule II--Valuation and Qualifying Accounts

                                 (In Thousands)



- ------------------------------------------------------------------------------------------------------------------------------------
                 COL. A                                 COL. B              COL. C             COL. D         COL. E
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS
                                                                  ---------------------------
                                                                       (1)            (2)
                                                                                  Charged to
                                                    Balance at    Charged to        Other                      Balance
                                                    Beginning     Costs and        Accounts                    at End
                 Description                        of Period     Expenses        -Describe    Deductions     of Period
- ------------------------------------------------------------------------------------------------------------------------------------
 Deductions from asset accounts:

           Allowance for doubtful accounts:
             Year ended December 31, 1995           $   900       $   200                      $   119 (a)    $   981
                                                    -------       -------                      -----------    -------
             Year ended December 31, 1994           $   922       $    50                      $    72 (a)    $   900
                                                    -------       -------                      -----------    -------
             Year ended December 31, 1993           $   724       $  434                       $   236 (a)    $   922
                                                    -------       -------                      -----------    -------



           Allowance for discounts:
             Year ended December 31, 1995           $   650       $7,451                       $7,230 (b)     $   871
                                                    -------       ------                       ----------     -------
             Year ended December 31, 1994           $   919       $4,202                       $4,471 (b)     $   650
                                                    -------       ------                       ----------     -------
             Year ended December 31, 1993           $   875       $4,468                       $4,424 (b)     $   919
                                                    -------       ------                       ----------     -------




 Product safety modifications accrual:
             Year ended December 31, 1995           $1,548                                     $  109 (c)     $1,439
                                                    ------                                     ----------     ------
             Year ended December 31, 1994           $1,705                                     $  157 (c)     $1,548
                                                    ------                                     ----------     ------
             Year ended December 31, 1993           $1,797                                     $   92 (c)     $1,705
                                                    ------                                     ----------     ------




(a)  Accounts written off
(b)  Discounts taken
(c)  Costs incurred

                               INDEX TO EXHIBITS

    Exhibit                                            Description                                         Page No.
- ------------------------------------------------------------------------------------------------------------------------------------
 3.1            Certificate of Incorporation of the Company, as amended (Incorporated by reference to
                Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the
                Company File No. 33-62702).

 3.2            Bylaws of the Company, as amended.

 10.1           Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit
                10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990).

 10.2           Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by
                reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1991).

 10.3           Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan
                (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K
                for the year ended December 31, 1991).

 10.4           Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson
                Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

 10.5           Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan.

 10.6           Operating Agreement of Antelope Hills, LLC, a Delaware Limited Liability Company, dated as of October 5, 1995.

 13.1           Annual Report to Stockholders of the Company for the year ended December 31, 1995. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed"
                document.

 23.1           Consent of Independent Auditors.

 99.1           Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the
                quarter ended March 31, 1987, SEC File No. 1-10435, incorporated by reference in Item 3
                LEGAL PROCEEDINGS

 99.2           Item 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended December 31, 1988, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                PROCEEDINGS

 99.3           Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the
                quarter ended September 30, 1990, SEC File No. 1-10435, incorporated by reference in Item
                3 LEGAL PROCEEDINGS

    Exhibit                                            Description                                         Page No.
- --------------------------------------------------------------------------------------------------------------------
 99.4           Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the
                quarter ended September 30, 1993, SEC File No. 1-10435, incorporated by reference in Item
                3 LEGAL PROCEEDINGS

 99.5           Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the
                quarters ended March 31, June 30, and September 30, 1994, SEC File No. 1-10435,
                incorporated by reference in Item 3 LEGAL PROCEEDINGS

 99.6           Item 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended December 31, 1994, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                PROCEEDINGS

 99.7           Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the
                quarters ended March 31, June 30, and September 30, 1995, SEC File No. 1-10435,
                incorporated by reference in Item 3 LEGAL PROCEEDINGS