Form 10-Q
period 1996-03-31
STURM RUGER & CO INC
filed 1996-05-15
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from               to
                                   --------------  ----------------

                          Commission file number 0-4776

                          STURM, RUGER & COMPANY, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 06-0633559
- -------------------------------                ------------------
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)                 identification no.)

   Lacey Place, Southport, Connecticut                      06490
- -----------------------------------------               -------------
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

         The number of shares outstanding of the issuer's common stock as of April 30, 1996: Common Stock, $1 par value - 13,455,400.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                  PAGE NO.
Item 1. Financial Statements (Unaudited)

    Condensed consolidated balance sheets--March 31, 1996 and
    December 31, 1995                                                             3

    Condensed consolidated statements of income--Three months
    ended March 31, 1996 and 1995                                                 4

    Condensed consolidated statements of cash flows--Three months
    ended March 31, 1996 and 1995                                                 5

    Notes to condensed consolidated financial statements--March
    31, 1996                                                                      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                       8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                        13
Item 6. Exhibit and Reports on Form 8-K                                          13


SIGNATURES                                                                       14

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except per-share data)

                                                            March 31,  December 31,
                                                              1996         1995
                                                           ----------- ------------
                                                           (unaudited)    (Note)
ASSETS
  CURRENT ASSETS
           Cash and cash equivalents                         $  4,846   $  3,633
           Short-term investments                              49,030     43,477
           Trade receivables, less allowances
             for doubtful accounts ($981) and
             discounts ($590 and $871)                         25,150     19,864
           Inventories:
             Finished products                                  6,815      6,039
             Materials and products in process                 35,252     36,253
                                                             --------   --------
                                                               42,067     42,292
           Deferred income taxes                                7,737      7,231
           Prepaid expenses and other assets                      843      1,044
                                                             --------   --------
                                 TOTAL CURRENT ASSETS         129,673    117,541

         PROPERTY, PLANT AND EQUIPMENT                        112,742    110,872
           Less allowances for depreciation                    68,700     66,742
                                                             --------   --------
                                                               44,042     44,130
         DEFERRED INCOME TAXES                                  4,530      4,338
         INVESTMENT IN JOINT VENTURE                            3,506      1,645
         OTHER ASSETS                                          10,879     10,898
                                                             --------   --------
                                                             $192,630   $178,552
                                                             ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES
           Trade accounts payable and accrued expenses       $  5,072   $  3,993
           Product safety modifications                         1,397      1,439
           Product liability                                    3,000      3,000
           Employee compensation                                8,745      7,888
           Workers' compensation                                6,665      6,262
           Income taxes                                         8,585      3,017
                                                             --------   --------
                                TOTAL CURRENT LIABILITIES      33,464     25,599

         PRODUCT LIABILITY ACCRUAL                             19,699     19,218
         CONTINGENT LIABILITIES--Note 6                          --         --
         STOCKHOLDERS' EQUITY
           Common Stock, non-voting, par value $1:
             Authorized shares 50,000; none issued
           Common Stock, par value $1: Authorized shares -
             20,000,000; issued and outstanding 13,455,400     13,455     13,455
          Additional paid-in capital                            2,380      2,380
          Retained earnings                                   123,632    117,900
                                                             --------   --------
                                                              139,467    133,735
                                                             --------   --------
                                                             $192,630   $178,552
                                                             ========   ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per-share data)

                                                            Three Months Ended
                                                                 March 31,
                                                           1996            1995
                                                         -----------------------
Firearms Sales                                           $47,560         $43,505
Castings Sales                                            17,997           6,798
                                                         -------         -------

Net sales                                                 65,557          50,303

Cost of products sold                                     43,089          32,676
                                                         -------         -------
                                                          22,468          17,627
Expenses:
  Selling                                                  3,166           3,009
  General and administrative                               1,554           1,089
                                                         -------         -------
                                                           4,720           4,098
                                                         -------         -------
                                                          17,748          13,529

Other income-net, principally interest                       775             808
                                                         -------         -------

        INCOME BEFORE INCOME TAXES                        18,523          14,337

Income taxes                                               7,409           5,778
                                                         -------         -------

                        NET INCOME                       $11,114         $ 8,559
                                                         =======         =======


Net income per share                                     $  0.83         $  0.64
                                                         =======         =======

Cash dividends per share                                 $  0.40         $  0.35
                                                         =======         =======



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                         Three Months Ended March 31,
                                                              1996           1995
                                                         ----------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                       $ 15,879       $  9,738

INVESTING ACTIVITIES
  Property, plant and equipment additions                     (1,870)        (4,905)
  Purchases of short-term investments                        (41,372)       (44,281)
  Proceeds from sales or maturities of
    short-term investments                                    35,819         41,124
  Investment in joint venture                                 (1,861)          --
                                                            --------       --------
                     Cash used by investing activities        (9,284)        (8,062)
                                                            --------       --------

FINANCING ACTIVITIES
  Dividends paid                                              (5,382)        (4,709)
                                                            --------       --------
                     Cash used by financing activities        (5,382)        (4,709)
                                                            --------       --------

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1,213         (3,033)

      Cash and cash equivalents at beginning of period         3,633          7,719
                                                            --------       --------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  4,846       $  4,686
                                                            ========       ========



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1996

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

         Organization: Sturm, Ruger & Company, Inc. ("Company") is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company's design and manufacturing operations are located in the United States. Substantially all sales are domestic. The Company's firearms are sold through a select number of distributors to the sporting and law enforcement markets. Investment castings are sold either directly to or through manufacturer representatives to companies in a wide variety of industries.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. A joint venture, Antelope Hills, LLC, of which the Company owns 50%, is accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

NOTE 3--INVENTORIES

         An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. At March 31, 1996, inventory quantities used in the LIFO calculation approximated quantities on hand at the end of 1995.

NOTE 4--INCOME TAXES

         The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the three months ended March 31, 1996 and 1995 were $2.5 million and $.2 million, respectively.

NOTE 5--NET INCOME PER COMMON SHARE

         Net income per common share is based upon the weighted average number of common shares outstanding during the period.

NOTE 6--CONTINGENT LIABILITIES

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

         The Company has reported all lawsuits instituted against it through December 31, 1995 and the results of those lawsuits, where terminated, to the S.E.C. on its Form 10-K and Form 10-Q reports, to which reference is hereby made.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Record consolidated net sales of $65.6 million were achieved by the Company in the first quarter of 1996. This represents an increase of $15.3 million or 30.3% from the first quarter of 1995 consolidated net sales of $50.3 million.

         Firearms segment net sales increased by 9.3% to $47.6 million in the first quarter of 1996 compared to $43.5 million in the corresponding 1995 period. An increase of firearm unit shipments of 12.5% was primarily attributed to strong sales of most firearm models in the industry product categories of rifles, revolvers, and shotguns, which are manufactured in the Company's Newport, New Hampshire facility, offsetting decreased sales of pistols manufactured in the Company's Prescott, Arizona facility. Significant increases in production were achieved in the first quarter of 1996 by the Newport Firearm facility due to the completed expansion of this facility in the latter part of 1995, which allowed the Company to better match production with consumer demand. Shipments also began in limited quantities of certain new firearm models, including the Model 96 lever action rifle, 10/22 T target rifle, and P-95 pistol in the first quarter of 1996. Weak consumer demand for pistols continued in the first quarter of 1996, and the Company anticipates demand to remain at this level at least through the middle of 1996. In an effort to stimulate sales of pistols, the Company commenced a sales promotion program in February 1996 that provides discounts of up to 10% on certain pistol models based on customer's purchases. The Company believes that the impact of this program on sales has been favorable in the first quarter and will continue to be so throughout 1996.

         Castings segment net sales increased by 164.7% to $18.0 million in the first quarter of 1996 from $6.8 million in the comparable 1995 period. This increase was primarily achieved by Ruger Investment Casting producing and shipping significantly higher quantities of Great Big Bertha titanium golf club heads to Callaway Golf Company, Inc. ("Callaway Golf"). The Company anticipates further production and sales increases of golf club heads throughout 1996 from continuing resource investment and process improvements.

         Consolidated cost of products sold for the first quarter of 1996 was $43.1 million compared to $32.7 million for the first quarter of 1995, an increase of $10.4 million or 31.9%. This was primarily attributable to increases in sales activities by both the firearms and investment casting segments.

         Gross profit as a percentage of net sales decreased slightly to 34.3% in the first quarter of 1996 from 35.0% in the comparable 1995 period. An unfavorable firearm product sales mix, inefficiencies from decreased firearm unit production at the Company's Prescott, Arizona facility, and the increase in casting segment sales, which have a lower gross profit margin than firearm sales, more than offset the incremental benefit in gross profit margin that the Company usually realizes with increased sales.

         Selling, general & administrative expenses increased by 15.2% to $4.7 million in the first quarter of 1996 from $4.1 million in the first quarter of 1995. This increase is from costs associated with the addition of executive management to the Company in the latter part of 1995 and the first quarter of 1996 and higher professional service fees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

         Other income-net decreased in the first quarter of 1996 compared to the corresponding 1995 period from decreased earnings on Treasury bill investments resulting from lower interest rates and lower average funds available for investment.

         The effective income tax rate decreased to 40.0% in the first quarter of 1996 from 40.3% in the comparable 1995 quarter due to state income taxes.

         As a result of the foregoing factors, consolidated net income for the first quarter of 1996 increased to $11.1 million from $8.6 million for the first quarter of 1995 or by $2.6 million and 29.9%.

Financial Condition

         At March 31, 1996, the Company had cash, cash equivalents and short-term investments of $53.9 million, working capital of $96.2 million and a current ratio of 3.9 to 1.

         Cash provided by operating activities was $15.9 million and $9.7 million for the three months ended March 31, 1996 and 1995, respectively. This change in cash flows is principally a result of an increase in net income and timing of replenishment of inventory quantities, receipt of accounts receivable balances, and payment of accounts payable balances.

         The Company follows an industry-wide practice of offering a "dating plan" to its customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through March have to be made by April 30. Shipments made in subsequent months have to be paid for within 90 days. Dating plan receivable balances were $7.4 million at March 31, 1996 as compared to $5.7 million at March 31, 1995. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         The Company's production of "Great Big Bertha" titanium golf club heads for Callaway Golf requires a certain titanium metal alloy. Presently the Company buys all of its titanium metal alloys under a short-term (approximately one year) purchasing arrangement from one supplier. Although there are a limited number of companies that produce titanium metal alloys, management believes that other suppliers could provide the Company with the required titanium metal alloys. However, the purchase price of the metals to the Company may be significantly higher which could have a negative financial impact on the Company's operations. The Company believes that it has adequate quantities of titanium metal alloys in inventory to provide enough time to locate another supplier without interruption of manufacturing operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

         Capital expenditures during the three months ended March 31, 1996 totaled $1.9 million and for the past two years averaged approximately $3.8 million per quarter. For 1996, the Company has budgeted to spend approximately $10 million on capital expenditures to upgrade and modernize the Newport Firearm and Uni-Cast divisions, increase the capacity of Ruger Investment Casting and for normal Company-wide improvements to increase efficiencies. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         Additional expenditures of $1.9 million were made by the Company in the first quarter of 1996 and have totaled $3.5 million to date, toward the construction and outfitting of the Antelope Hills, LLC foundry. Antelope Hills, LLC is a joint venture between Callaway Golf and the Company to collaborate in the construction and operation of an investment casting foundry to produce titanium golf club heads. As part of the joint venture agreement, Callaway Golf has committed to purchase a quantity of titanium golf club heads with sales prices totaling a minimum of approximately $150 million in the years 1996 through 1998. Financing of the approximately $14 million investment in the joint venture will be made 50% by the Company using funds provided by operations and 50% from Callaway Golf. Antelope Hills foundry is expected to be operational and commence production in the third quarter of 1996.

         The adoption of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the first quarter of 1996 did not have a material affect on the results of operations or financial position of the Company.

         For the three months ended March 31, 1996, dividends paid totaled $5.4 million. This amount reflects the regular quarterly dividend of $.40 per share paid on March 15, 1996. On April 25, 1996 the Company declared a regular quarterly dividend of $.40 per share payable on June 15, 1996. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

         Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 1996.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

         The "Brady Law", mandates a nationwide 5-day waiting period prior to the purchase of a handgun. The Company believes that, because its customers are sportsmen, hunters, gun collectors and law enforcement agencies and since 26 states had previously enacted some form of a waiting period prior to purchase, the "Brady Law" has not had a significant effect on the Company's sales of firearms. The Crime Bill took effect on September 13, 1994, but none of the Company's products were banned as so-called "assault weapons." To the contrary, all the Company's currently-manufactured long guns have been exempted by name as "legitimate sporting firearms." A separate provision of the Crime Bill prohibited production or sale of detachable magazines of over 10-round capacity manufactured after September 13, 1994, other than to law enforcement. Only two such magazines (9mm and .40 caliber) were commercially sold by the Company, and production of substitute 10-round magazines in these calibers (approved by the BATF) began immediately. The Company remains strongly opposed to laws which would unduly restrict the rights of law-abiding citizens to acquire firearms for legitimate purposes. The Company believes that the private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

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

         Inflation's effect on the Company's operations is most immediately felt in cost of products sold because the Company values inventory on the LIFO basis. Generally under this method, the cost of products sold reported in the financial statements approximates current costs, and thus, reduces distortion in reported income which would result from the slower recognition of increased costs when other methods are used. The use of historical cost depreciation has a beneficial effect on cost of products sold. The Company has been affected by inflation in line with the general economy. Thus far in 1996, the rate of inflationary cost was comparable with the same 1995 period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Forward-Looking Statements and Projections

         The Company may from time to time make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks, and uncertainties such as failure of a continuation of the increased sales rates of firearms and Great Big Bertha golf club heads as experienced in the first quarter of 1996, expected productivity improvements, and new products being produced and accepted by consumers as anticipated, and adverse legislation or litigation results, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date made and the Company undertakes no obligation to republish revised forward looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of unanticipated events.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

"Note 6--Contingent Liabilities" presented in Part I is incorporated herein by reference.

         There were two cases instituted against the Company during the three months ended March 31, 1996, which involved significant demands for compensatory and/or punitive damages:

         Eugene Allen vs. Sturm, Ruger & Company, Inc. and Chester's Guns & Ammo, in the Supreme Court of the State of New York, County of Suffolk. The complaint, dated January 19, 1996, alleges that on or about May 7, 1995, the plaintiff suffered injuries while using his 9mm pistol. General and punitive damages in the amount of $15,000,000 are demanded.

         Lonnie F. LeBlanc vs. Sturm, Ruger & Company, Inc. et. al., in 136th Judicial District Court of Jefferson County, Texas. The complaint, dated March 15, 1996, alleges that on or about October 1, 1993, the plaintiff suffered injuries when his .44 caliber revolver discharged when it was allegedly dropped. Damages within the jurisdictional limits of the Court are demanded.

         During the three months ending March 31, 1996, the following previously reported cases were settled:

         Name                 Jurisdiction
         ----                 ------------

         Hillard              California

         Haws                 Oklahoma

         Shaw                 Wisconsin

         These cases were settled for amounts within the insurance limits and/or self-insured retention of the Company.

PART II. OTHER INFORMATION--CONTINUED

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - None.

         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STURM, RUGER & COMPANY, INC.



Date:   May 13, 1996                      /s/ JOHN M. KINGSLEY, JR.
                                          ---------------------------
                                              John M. Kingsley, Jr.
                                              Principal Financial and
                                              Accounting Officer,
                                              Executive Vice President