Form 10-Q
period 1996-06-30
STURM RUGER & CO INC
filed 1996-08-14
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    _________

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ___________  to  _____________


                         Commission file number 0-4776

                         STURM, RUGER & COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         06-0633559
- ------------------------------                  ------------------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                        identification no.)


   Lacey Place, Southport, Connecticut                            06490
- -------------------------------------------                  ----------------
 (Address of principal executive offices)                       (Zip code)


                                 (203) 259-7843
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         The number of shares outstanding of the issuer's common stock as of July 31, 1996: Common Stock, $1 par value - 13,455,400.





                         Index to Exhibits at page 17

                                     INDEX

                 STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                   PAGE NO.
- -----------------------------
Item 1. Financial Statements (Unaudited)


           Condensed consolidated balance sheets--June 30, 1996 and
           December 31, 1995                                                      3

           Condensed consolidated statements of income--Three months
           ended June 30, 1996 and 1995; Six months ended June 30,
           1996 and 1995                                                          4

           Condensed consolidated statements of cash flows--Six months
           ended June 30, 1996 and 1995                                           5

           Notes to condensed consolidated financial statements--June
           30, 1996                                                               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                       8


PART II. OTHER INFORMATION
- --------------------------

Item 1. Legal Proceedings                                                        14
Item 4. Submission of Matters to a Vote of Security-Holders                      15
Item 6. Exhibits and Reports on Form 8-K                                         15


SIGNATURES                                                                       16
- ----------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per-share data)

                                                          June 30,     December 31,
                                                            1996           1995
                                                        ---------------------------
                                                         (unaudited)      (Note)
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                               $ 3,821       $  3,633
    Short-term investments                                   50,443         43,477
    Trade receivables, less allowances
    for doubtful accounts ($935 and $981)
    and discounts ($354 and $871)                            24,585         19,864
  Inventories:
    Finished products                                         6,771          6,039
    Materials and products in process                        35,026         36,253
                                                           --------       --------
                                                             41,797         42,292
  Deferred income taxes                                       7,972          7,231
  Prepaid expenses and other assets                             369          1,044
                                                           --------       --------
                                 TOTAL CURRENT ASSETS       128,987        117,541
PROPERTY, PLANT AND EQUIPMENT                               114,753        110,872
    Less accumulated depreciation                            70,642         66,742
                                                           --------       --------
                                                             44,111         44,130
DEFERRED INCOME TAXES                                         4,660          4,338
INVESTMENT IN JOINT VENTURE                                   4,999          1,645
OTHER ASSETS                                                 10,855         10,898
                                                           --------       --------
                                                           $193,612       $178,552
                                                           ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable and accrued expenses              $  5,515       $  3,993
  Product safety modifications                                1,380          1,439
  Product liability                                           3,000          3,000
  Employee compensation                                       8,831          7,888
  Workers' compensation                                       6,946          6,262
  Income taxes                                                2,184          3,017
                                                           --------       --------
                              TOTAL CURRENT LIABILITIES      27,856         25,599
PRODUCT LIABILITY ACCRUAL                                    20,023         19,218
CONTINGENT LIABILITIES--Note 6                                   -              -
STOCKHOLDERS' EQUITY--Note 5
  Common Stock, non-voting, par value $1:
    Authorized shares 50,000; none issued
  Common Stock, par value $1: Authorized shares -
    40,000,000; issued and outstanding 26,910,800            26,911         26,911
  Additional paid-in capital                                  2,380          2,380
  Retained earnings                                         116,442        104,444
                                                           --------       --------
                                                            145,733        133,735
                                                           --------       --------
                                                           $193,612       $178,552
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

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per-share data)



                                         Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                          1996         1995       1996        1995
                                        --------------------   ---------------------
Firearms Sales                           $40,107     $37,979    $ 87,667     $81,484
Castings Sales                            25,819       7,217      43,816      14,015
                                         -------     -------    --------     -------

Net sales                                 65,926      45,196     131,483      95,499

Cost of products sold                     42,243      31,090      85,332      63,766
                                         -------     -------    --------     -------
                                          23,683      14,106      46,151      31,733
Expenses:
  Selling                                  3,622       2,915       6,788       5,924
  General and administrative               1,350       1,104       2,904       2,193
                                         -------     -------    --------     -------
                                           4,972       4,019       9,692       8,117
                                         -------     -------    --------     -------
                                          18,711      10,087      36,459      23,616

Other income-net, principally interest       703         767       1,478       1,575
                                         -------     -------    --------     -------

        INCOME BEFORE INCOME TAXES        19,414      10,854      37,937      25,191

Income taxes                               7,766       4,374      15,175      10,152
                                         -------     -------    --------     -------

                        NET INCOME       $11,648     $ 6,480    $ 22,762     $15,039
                                         =======     =======    ========     =======


Net income per share                       $0.43       $0.24       $0.85       $0.56
                                         =======     =======    ========     =======

Cash dividends per share                   $0.20       $0.18       $0.40       $0.35
                                         =======     =======    ========     =======




See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)



                                                                        Six Months Ended June 30,
                                                                            1996        1995
                                                                     ------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                     $25,153    $  4,591

INVESTING ACTIVITIES
  Property, plant and equipment additions                                  (3,881)     (9,232)
  Purchases of short-term investments                                     (95,560)    (83,357)
  Proceeds from sales or maturities of
    short-term investments                                                 88,594      94,580
  Investment in joint venture                                              (3,354)       -
                                                                          -------    --------
                 Cash provided (used) by investing activities             (14,201)      1,991
                                                                          -------    --------

FINANCING ACTIVITIES
  Dividends paid                                                          (10,764)     (9,417)
                                                                          -------    --------
                            Cash used by financing activities             (10,764)     (9,417)
                                                                          -------    --------

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        188      (2,835)

      Cash and cash equivalents at beginning of period                      3,633       7,719
                                                                          -------    --------


      CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 3,821    $  4,884
                                                                          =======    ========





See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1996


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

         Organization: Sturm, Ruger & Company, Inc. ("the Company") is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company's design and manufacturing operations are located in the United States. Substantially all sales are domestic. The Company's firearms are sold through a select number of distributors to the sporting and law enforcement markets. Investment castings are sold either directly to or through manufacturer representatives to companies in a wide variety of industries.

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

NOTE 3--INVENTORIES

         An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. At June 30, 1996, inventory quantities used in the LIFO calculation approximated quantities on hand at the end of 1995.

NOTE 4--INCOME TAXES

         The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the six months ended June 30, 1996 and 1995 were $17.1 million and $10.6 million, respectively.

NOTE 5--NET INCOME PER COMMON SHARE AND SUBSEQUENT EVENTS

         Net income per common share is based upon the weighted average number of common shares outstanding during the period.

         The Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of voting common stock, par value $1.00 per share, from 20,000,000 to 40,000,000 shares at a special meeting of stockholders on July 23, 1996. On July 24, 1996, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend which will be distributed on September 16, 1996 to stockholders of record on August 15, 1996. All share and per-share amounts have been adjusted to reflect this split.

         The stock split results in a retroactively applied transfer of $13.5 million (par value of $1.00 per share) from retained earnings to Common Stock, which had the effect of decreasing retained earnings and increasing Common Stock by $13.5 million at December 31, 1995.

NOTE 6--CONTINGENT LIABILITIES

         The Company is a defendant in approximately 18 lawsuits involving product liability claims and is aware of other product liability claims which allege defective product design. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company.

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

         The Company has reported all lawsuits instituted against it through March 31, 1996 and the results of those lawsuits, where terminated, to the S.E.C. on its Form 10-K and Form 10-Q reports, to which reference is hereby made.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Record consolidated net sales of $65.9 million and $131.5 million were achieved by the Company for the three and six months ended June 30, 1996. This represents an increase of 45.9% and 37.7% from the respective 1995 consolidated net sales amounts of $45.2 million and $95.5 million.

         Firearms segment net sales increased by 5.6% and 7.6%, respectively, to $40.1 million and $87.7 million in the second quarter and six months ended June 30, 1996 compared to $38.0 million and $81.5 million in the corresponding 1995 periods. Increases in firearms unit shipments of 2.5% and 7.8%, respectively, were primarily attributable to consumer demand for firearm models in the industry product categories of rifles, revolvers, and shotguns, which are manufactured in the Company's Newport, New Hampshire facility. Certain new firearm models, including the Model 96 lever action rifle and 10/22 Target rifle, which were introduced and shipped in limited quantities in the first quarter of 1996, generated higher sales in the second quarter. Sales of the Company's pistol models, which have been subject to decreased consumer demand since the second quarter of 1995, increased in the second quarter of 1996 from the second quarter of 1995 principally as a result of sales of the Company's new P-95 pistol models, and a sales promotion program that provides discounts of up to 10% on certain pistol models based on quantities purchased. Pistol sales for the six months ended June 30, 1996, however, are less than in the corresponding 1995 period. The Company anticipates consumer demand for pistols will remain relatively stable at least through the third quarter of 1996.
Also, during the latter part of the second quarter of 1996 demand for certain models manufactured in Newport declined. The Company anticipates that while demand for certain rifle, revolver, and shotgun models for the remainder of 1996 will remain at or above current levels, there may be decreases in demand for other rifle, revolver, and shotgun models which may adversely impact overall firearms segment sales. The Company is presently modifying its production schedules at both of its firearms manufacturing plants to meet production requirements for models that are presently exhibiting stronger consumer demand.

         Castings segment net sales increased by 257.8% and 212.6% to $25.8 million and $43.8 million, respectively, in the three and six months ended June 30, 1996 from $7.2 million and $14.0 million in the comparable 1995 periods. These increases were primarily achieved by Ruger Investment Casting ("RIC") producing and shipping higher quantities of "Great Big Bertha" titanium golf club heads to Callaway Golf, Inc. ("Callaway Golf"). Productivity improvements throughout 1996 were primarily achieved from process changes. The Company anticipates that third quarter 1996 sales of "Great Big Bertha" titanium golf club heads will be adversely impacted by changes in production mix and the completion of 1996 model requirements for Callaway Golf. At the present time, the Company is negotiating with Callaway Golf regarding requirements, including order quantities, selling prices, and specifications, for 1997 models of "Great Big Bertha" titanium golf club heads. Shipments of the 1997 models are planned to commence from RIC in October 1996. The outcome of these negotiations could have a material impact on the Company's operating results commencing in the fourth quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED



         Consolidated cost of products sold for the second quarter and first six months of 1996 were $42.2 million and $85.3 million compared to $31.1 million and $63.8 million in the corresponding 1995 periods, respectively, representing increases of 35.9% and 33.8%, respectively. These increases were primarily attributable to increases in sales by both the investment castings and firearms segments.

         Gross profit as a percentage of net sales increased in the three and six months ended June 30, 1996 to 35.9% and 35.1%, respectively, from 31.2% and 33.2% in the comparable 1995 periods. Efficiencies realized from increased production and sales of investment cast titanium golf club heads were the primary reasons for these increases.

         Selling, general and administrative expenses increased by 23.7% to $5.0 million and 19.4% to $9.7 million, respectively, in the second quarter and six months ended June 30, 1996 from $4.0 million and $8.1 million in the corresponding 1995 periods. These increases were the result of increased media advertising and the addition of executive management to the Company in the second half of 1995 and the first quarter of 1996.

         Other income-net decreased in the three and six months ended June 30, 1996 primarily as a result of lower average funds available for investment and lower rates of return.

         The effective income tax rate decreased in the 1996 periods to 40.0% from 40.3% in the respective 1995 periods due to lower state income taxes.

         As a result of the foregoing factors, consolidated net income for the three and six months ended June 30, 1996 increased to $11.6 million and $22.8 million, respectively, from $6.5 million and $15.0 million for the three and six months ended June 30 or by $5.2 million and 79.8% and $7.7 million and 51.4%.

Financial Condition

         At June 30, 1996, the Company had cash, cash equivalents and short-term investments of $54.3 million, working capital of $101.1 million and a current ratio of 4.6 to 1.

         Cash provided by operating activities was $25.2 million and $4.6 million for the six months ended June 30, 1996 and 1995, respectively. This change in cash flows is principally a result of an increase in net income and timing of replenishment of inventory quantities, receipt of accounts receivable balances, and payment of accounts payable balances.

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



days. Dating plan receivable balances were $7.1 million at June 30, 1996 as compared to $5.8 million at June 30, 1995. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         The Company's production of "Great Big Bertha" titanium golf club heads for Callaway Golf requires certain titanium metal alloys. Presently the Company buys a majority of its titanium metal alloys under a short-term (approximately nine months) purchasing arrangement from one supplier. Although there are a limited number of companies that produce titanium metal alloys, management believes that other suppliers could provide the Company with the required titanium metal alloys. However, the purchase price charged by these alternative suppliers would be higher than the price the Company currently pays which could have an adverse effect on the Company's operations. The Company believes that it has adequate quantities of titanium metal alloys in inventory to provide time to locate another supplier without interruption of manufacturing operations.

         Capital expenditures during the six months ended June 30, 1996 totaled $3.9 million and for the past two years averaged approximately $3.8 million per quarter. For 1996, the Company has budgeted to spend approximately $12.1 million on capital expenditures to upgrade and modernize the Newport Firearm and Uni-Cast divisions, increase the capacity of RIC and for normal Company-wide improvements to increase efficiencies. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         Additional expenditures of $3.4 million were made by the Company during the six months ended June 30, 1996 and have totaled $5.0 million to date toward the construction and outfitting of the Antelope Hills, LLC foundry. Antelope Hills, LLC is a joint venture between Callaway Golf and the Company to collaborate in the construction and operation of an investment casting foundry to produce titanium golf club heads. As part of the joint venture agreement, Callaway Golf has committed to purchase a quantity of titanium golf club heads with sales prices totaling a minimum of approximately $150 million in the years 1996 through 1998 from the combined Company and joint venture facilities. Financing of the approximately $18.0 million investment in the joint venture is anticipated to be made 50% by the Company using funds provided by operations and 50% from Callaway Golf. Antelope Hills, LLC foundry is scheduled to be operational and able to commence production in the fourth quarter of 1996. Due to the Company's presently unresolved negotiations with Callaway Golf regarding its future production requirements for "Great Big Bertha" titanium golf club heads and production efficiencies achieved by the Company at its RIC facility, the extent to which the capacity of the joint venture facility will be utilized for the production of golf club heads is uncertain.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED



         The Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of voting common stock, par value $1.00 per share, from 20,000,000 to 40,000,000 shares at a special meeting of stockholders on July 23, 1996. On July 24, 1996, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend which will be distributed on September 16, 1996 to stockholders of record on August 15, 1996. All share and per-share amounts have been adjusted to reflect this split.

         The stock split resulted in a retroactively applied transfer of $13.5 million (par value of $1.00 per share) from retained earnings to Common Stock, which had the effect of decreasing retained earnings and increasing Common Stock by $13.5 million at December 31, 1995.

         For the six months ended June 30, 1996, dividends paid totaled $10.8 million. This amount reflects the regular quarterly dividend of $.20 per share paid on March 15, 1996 and June 15, 1996. On July 24, 1996 the Company declared a regular quarterly dividend of $.20 per share payable on September 16, 1996. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

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

         The "Brady Law", mandates a nationwide 5-day waiting period prior to the purchase of a handgun. The Company believes that, because its customers are sportsmen, hunters, gun collectors and law enforcement agencies and since 26 states had previously enacted some form of a waiting period prior to purchase, the "Brady Law" has not had a significant effect on the Company's sales of firearms. The Crime Bill took effect on September 13, 1994, but none of the Company's products were banned as so-called "assault weapons." To the contrary, all the Company's currently-manufactured long guns have been exempted by name as "legitimate sporting firearms." A separate provision of the Crime Bill prohibited production or sale of detachable magazines of over 10-round capacity manufactured after September 13, 1994, other than to law enforcement. Only two

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED



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

         Inflation's effect on the Company's operations is most immediately felt in cost of products sold because the Company values inventory on the LIFO basis. Generally under this method, the cost of products sold reported in the financial statements approximates current costs, and thus, reduces distortion in reported income which would result from the slower recognition of increased costs when other methods are used. The use of historical cost depreciation has a beneficial effect on cost of products sold. The Company has been affected by inflation in line with the general economy. Thus far in 1996, the rate of inflationary cost was slightly higher than the same 1995 period.

Forward-Looking Statements and Projections

         The Company may from time to time make forward-looking statements and projections concerning future expectations. The statements contained herein regarding future anticipated demand for the Company's products and the results of the pending litigation against the Company are forward looking statements within the meaning of the Securities Exchange Act of 1934. Such statements are based on current expectations and are subject to certain qualifications, risks, and uncertainties such as material variations in the actual sales rates of firearms and "Great Big Bertha" titanium golf club heads, the failure to realize expected productivity improvements and new product acceptance, and adverse

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


legislation or litigation results, any one or more which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof and the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


"Note 6--Contingent Liabilities" presented in Part I is incorporated herein by reference.

         There was one new case instituted against the Company during the three months ended June 30, 1996, which involved significant demands for compensatory and/or punitive damages:

         David Pierson vs. Sturm, Ruger & Company, Inc. and Kmart Corporation, in Circuit Court for the County of Oscoda, State of Michigan. The complaint alleges that on or about November 29, 1994, the plaintiff suffered injuries to his abdomen when his .22 caliber rifle discharged when he allegedly fell while holding it. $1,000,000 in damages are demanded.

         During the three months ending June 30, 1996, the following previously reported cases were settled:

         Name                Jurisdiction

         Harris              Texas
         Tran                California

         These cases were settled for amounts within the insurance limits and/or self-insured retention of the Company.

         On May 2, 1996 in the Hamilton case (New York), Judge Weinstein dismissed the plaintiff's "absolute liability," product liability, civil conspiracy, fraud, "ultra-hazardous activity," enterprise liability, and concert of action claims, and refused to certify the case as a "class action" lawsuit. However, he stated it was "premature" to dismiss a claim of negligence directed at 47 firearms manufacturers, including the Company, based upon a heretofore unknown legal theory of a "possible oversupply of the legitimate firearms market leading to a thriving black market." Plaintiff has amended her complaint to add additional plaintiffs (the number of plaintiffs now totals 20, but at least 12 of these plaintiffs' claims appear barred by the statute of limitations) and distributor and trade association defendants. The previously reported cases of Cargill and Sunada have been refiled as part of the Hamilton case. The court has given all defendants leave to refile their motion for summary judgement after discovery has closed. The defendants have also filed other dispositive legal motions. While management believes and assumes that it will ultimately prevail in this case given the virtually unanimous legal precedents in its favor, there can be no certainty in predicting the outcome of this litigation or its ultimate effect upon the Company's financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The 1996 Annual Meeting of the Stockholders of the Company was held on April 25, 1996. The table below sets forth the results of the votes taken at the 1996 Annual Meeting:

               1.  Election of                            Votes           Votes
                   Directors               Votes For      Against         Withheld
                   -----------             -----------    ---------       ----------
                   William B. Ruger        10,863,498         -           26,800
                   William B. Ruger, Jr.   10,861,927         -           28,371
                   John M. Kingsley, Jr.   10,863,924         -           26,374
                   Nils Anderson, Jr.      10,843,504         -           46,794
                   Richard T. Cunniff      10,859,889         -           30,409
                   Townsend Hornor         10,862,229         -           28,069
                   Stanley B. Terhune      10,861,169         -           29,129
                   Paul X. Kelley          10,861,949         -           28,349
                   James E. Service        10,862,079         -           28,219

               2.  Ratification of Ernst & Young as Auditors for 1996

               Votes For              Votes Against         Votes Withheld
               ----------             -------------         --------------
              10,844,765                 10,333                 35,200


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - Amendment to Certificate of Incorporation.
         (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1996

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STURM, RUGER & COMPANY, INC.





Date:  August 14, 1996                     S/JOHN M. KINGSLEY, JR.
                                           -------------------------
                                             John M. Kingsley, Jr.
                                             Principal Financial and
                                             Accounting Officer,
                                             Executive Vice President

                               INDEX TO EXHIBITS




Exhibit No.                      Description                     Page No.
- -------------------------------------------------------------------------
     3.3       Amendment to Certificate of Incorporation            18
     27        Financial Data Schedule                              20