Form 10-Q
period 1996-09-30
STURM RUGER & CO INC
filed 1996-11-14
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

   The number of shares outstanding of the issuer's common stock as of October 31, 1996: Common Stock, $1 par value - 26,916,800.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                          PAGE NO.

Item 1. Financial Statements (Unaudited)


     Condensed consolidated balance sheets--September 30, 1996
     and December 31, 1995                                                 3

     Condensed consolidated statements of income--Three months
     ended September 30, 1996 and 1995; Nine months ended
     September 30, 1996 and 1995                                           4

     Condensed consolidated statements of cash flows--Nine months
     ended September 30, 1996 and 1995                                     5

     Notes to condensed consolidated financial statements--
     September 30, 1996                                                    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 14
Item 4. Submission of Matters to a Vote of Security Holders               15
Item 6. Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED BALANCE SHEETS
  (Dollars in thousands, except per-share data)


                                                           September 30,   December 31,
                                                               1996             1995
                                                               ----             ----
                                                             (unaudited)       (Note)

ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                                 $  4,227       $  3,633
    Short-term investments                                      47,413         43,477
    Trade receivables, less allowances
       for doubtful accounts ($840 and $981)
       and discounts ($134 and $871)                            18,378         19,864
    Inventories:
       Finished products                                         8,652          6,039
       Materials and products in process                        37,817         36,253
                                                              --------       --------
                                                                46,469         42,292
    Deferred income taxes                                        7,091          7,231
    Prepaid expenses and other assets                            1,465          1,044
                                                              --------       --------
                               TOTAL CURRENT ASSETS            125,043        117,541

  PROPERTY, PLANT AND EQUIPMENT                                116,671        110,872
    Less accumulated depreciation                               72,599         66,742
                                                              --------       --------
                                                                44,072         44,130
  DEFERRED INCOME TAXES                                          4,748          4,338
  INVESTMENT IN JOINT VENTURE                                    6,889          1,645
  OTHER ASSETS                                                  10,836         10,898
                                                              --------       --------
                                                              $191,588       $178,552
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Trade accounts payable and accrued expenses               $  4,292       $  3,993
    Product safety modifications                                 1,356          1,439
    Product liability                                            3,000          3,000
    Employee compensation                                        8,884          7,888
    Workers' compensation                                        6,504          6,262
    Income taxes                                                 1,155          3,017
                                                              --------       --------
                              TOTAL CURRENT LIABILITIES         25,191         25,599
  PRODUCT LIABILITY ACCRUAL                                     20,244         19,218
  CONTINGENT LIABILITIES--Note 6                                    --             --
  STOCKHOLDERS' EQUITY--Note 5
    Common Stock, non-voting, par value $1:
      Authorized shares 50,000; none issued
    Common Stock, par value $1: Authorized shares -
      40,000,000; issued and outstanding 26,916,800
      and 26,910,800                                            26,917         26,911
    Additional paid-in capital                                   2,514          2,380
    Retained earnings                                          116,722        104,444
                                                              --------       --------
                                                               146,153        133,735
                                                              --------       --------
                                                              $191,588       $178,552
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

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per-share data)



                                             Three Months Ended             Nine Months Ended
                                                  September 30,               September 30,
                                               1996          1995           1996          1995
                                               ----          ----           ----          ----
Firearms sales                               $32,814       $32,180       $120,481       $113,664
Castings sales                                15,222         9,906         59,038         23,921
                                             -------       -------       --------       --------

Net sales                                     48,036        42,086        179,519        137,585

Cost of products sold                         34,941        34,586        120,273         98,352
                                             -------       -------       --------       --------
                                              13,095         7,500         59,246         39,233
Expenses:
  Selling                                      3,036         3,333          9,824          9,257
  General and administrative                   1,473         1,276          4,377          3,469
                                             -------       -------       --------       --------
                                               4,509         4,609         14,201         12,726
                                             -------       -------       --------       --------
                                               8,586         2,891         45,045         26,507

Other income-net, principally interest           856           628          2,334          2,203
                                             -------       -------       --------       --------

        INCOME BEFORE INCOME TAXES             9,442         3,519         47,379         28,710

Income taxes                                   3,777         1,418         18,952         11,570
                                             -------       -------       --------       --------

                        NET INCOME           $ 5,665       $ 2,101       $ 28,427       $ 17,140
                                             =======       =======       ========       ========


Net income per share                         $  0.21       $  0.08       $   1.06       $   0.64
                                             =======       =======       ========       ========

Cash dividends per share                     $  0.20       $  0.18       $   0.60       $   0.53
                                             =======       =======       ========       ========





See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)



                                                           Nine Months Ended September 30,
                                                                 1996            1995
                                                                 ----            ----
CASH PROVIDED BY OPERATING ACTIVITIES                        $  31,721        $   1,280

INVESTING ACTIVITIES
  Property, plant and equipment additions                       (5,799)         (13,322)
  Purchases of short-term investments                         (135,246)        (113,823)
  Proceeds from sales or maturities of
    short-term investments                                     131,310          137,357
  Investment in joint venture                                   (5,244)          (2,160)
                                                             ---------        ---------
          Cash provided (used) by investing activities         (14,979)           8,052
                                                             ---------        ---------

FINANCING ACTIVITIES
  Dividends paid                                               (16,148)         (14,126)
                                                             ---------        ---------
                     Cash used by financing activities         (16,148)         (14,126)
                                                             ---------        ---------

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             594           (4,794)

      Cash and cash equivalents at beginning of period           3,633            7,719
                                                             ---------        ---------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   4,227        $   2,925
                                                             =========        =========





See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1996


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

         Certain amounts in the 1995 condensed consolidated statements of cash flows categories of cash provided by operating activities, property, plant and equipment and investment in joint venture have been reclassified to conform to the 1996 presentation.

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

NOTE 3--INVENTORIES

         An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. At September 30, 1996, inventory quantities used in the LIFO calculation were greater than quantities on hand at the end of 1995.

NOTE 4--INCOME TAXES

         The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the nine months ended September 30, 1996 and 1995 were $21.1 million and $13.5 million, respectively.

NOTE 5--NET INCOME PER COMMON SHARE AND SUBSEQUENT EVENTS

         Net income per common share is based upon the weighted average number of common shares outstanding during the period.

         The Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of voting common stock, par value $1.00 per share, from 20,000,000 to 40,000,000 shares at a special meeting of stockholders on July 23, 1996. On July 24, 1996, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend which was distributed on September 16, 1996 to stockholders of record on August 15, 1996. All share and per-share amounts have been adjusted to reflect this split.

         The stock split results in a retroactively applied transfer of $13.5 million (par value of $1.00 per share) from retained earnings to Common Stock, which had the effect of decreasing retained earnings and increasing Common Stock by $13.5 million at December 31, 1995.

NOTE 6--CONTINGENT LIABILITIES

         The Company is a defendant in approximately 17 lawsuits involving product liability claims and is aware of other product liability claims which allege defective product design. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company.

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

  The Company has reported all lawsuits instituted against it through June 30, 1996 and the results of those lawsuits, where terminated, to the S.E.C. on its Form 10-K and Form 10-Q reports, to which reference is hereby made.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Consolidated net sales of $48.0 million and $179.5 million were achieved by the Company for the three and nine months ended September 30, 1996 which represented increases of 14.1% and 30.5% from the respective 1995 consolidated net sales amounts of $42.1 million and $137.6 million.

         Firearms segment net sales increased by 2% and 6%, respectively, to $32.8 million and $120.5 million in the third quarter and nine months ended September 30, 1996 compared to $32.2 million and $113.7 million in the corresponding 1995 periods. Firearms unit shipments in the third quarter of 1996 were approximately the same as the third quarter of 1995. For the nine months ended September 30, 1996 firearms unit shipments increased 5.5% from the same 1995 period.

         Sales in units of the Company's pistol models, which had been subject to decreased consumer demand from the second quarter of 1995 to the first quarter of 1996, increased in the third quarter of 1996 as compared to the third quarter of 1995. For the nine months ended September 30, 1996 sales in units of pistols are greater than the corresponding 1995 nine month period. These increases in 1996 are principally the result of sales of the Company's new P95 pistol models and a sales promotion program that provides discounts of up to 10% on certain pistol models based on quantities purchased. The Company anticipates that consumer demand for pistols will remain relatively stable, at least through the fourth quarter of 1996. However, fourth quarter 1996 pistol sales in units may be less than fourth quarter 1995 pistol sales since the 1995 period included a favorable impact on unit shipments of a one-time special sales promotion program on certain pistol models that reduced the average selling price of such pistol models by 10% to 30%.

         Sales of the Company's firearm models in the industry product categories of rifles and revolvers, which are manufactured at the Company's Newport, New Hampshire, facility declined in the third quarter of 1996 as compared to the corresponding 1995 quarter and the first two quarters of 1996. This decrease is from a decline in overall market demand for most rifle and revolver models. For the nine months ended September 30, 1996 sales of rifles, shotguns, and revolvers are greater than the comparable nine months in 1995 due to sales of certain new firearm models, including the Model 96 lever action rifle and the 10/22T Target rifle which commenced shipments in the first quarter of 1996. The Company believes that overall consumer demand for firearms in the categories of rifles, revolvers, and shotguns has decreased and anticipates that overall firearms segment sales in the fourth quarter of 1996 may not exceed fourth quarter 1995 levels.

         Castings segment net sales increased by 53.7% and 146.8% to $15.2 million and $59.0 million in the three and nine months ended September 30, 1996 from $9.9 million and $23.9 million in the comparable 1995 periods. These increases were primarily achieved by Ruger Investment Casting ("RIC") producing and shipping higher quantities of Great Big Bertha titanium golf club heads for Callaway Golf, Inc. ("Callaway Golf"). Sales of Great Big Bertha titanium golf club heads in the third quarter of 1996 were affected by changes in production mix and the completion of 1996 model requirements for Callaway Golf which resulted in less shipments in the third quarter of 1996 than in either of the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


first two quarters of 1996. In August 1996 the Company received shipping instructions from Callaway Golf covering the 1997 golf club production program for titanium golf club heads. This order valued at approximately $65.7 million was part of the production anticipated in the existing contract between the two companies and is to run through October 1997. The sales price per unit of titanium golf club heads was reduced in this order from the amount the Company has previously received through most of the first three quarters of 1996. The Company anticipates that certain new process improvements and extensive production experience will reduce manufacturing costs and therefore, may partially offset the unfavorable impact on gross profit resulting from the reduced sales price per unit. At the present time the Company plans to produce at a level rate of production all the titanium golf club heads required to fill this order at its present manufacturing facility, RIC.

         Consolidated cost of products sold for the third quarter and first nine months of 1996 were $34.9 million and $120.3 million compared to $34.6 million and $98.4 million in the corresponding 1995 periods, respectively, representing increases of 1.0% and 22.3%, respectively. These increases were primarily attributable to increases in sales by both the castings and firearms segments. Third quarter and nine month 1995 cost of sales were also impacted by unfavorable firearms product sales mix, certain operating costs incurred by RIC to expand capacity for production of titanium golf club heads, inefficiencies from decreased firearm unit production of the Company's Prescott, Arizona facility, and increases in LIFO inventory costs.

         Gross profit as a percentage of net sales increased in the three and nine months ended September 30, 1996 to 27.3% and 33.0%, respectively, from 17.8% and 28.5% in the comparable 1995 periods. Efficiencies realized from increased production and sales of investment cast titanium golf club heads were the primary reasons for these increases.

         Selling, general and administrative expenses decreased by 2.2% to $4.5 million in the third quarter of 1996 as compared to $4.6 million in the third quarter of 1995. This decrease was primarily the result of the settlement of a sales commission contract with an outside sales representative in the 1995 period. For the nine months ended September 30, 1996, selling, general and administrative expenses increased by 11.6% to $14.2 million from $12.7 million in the corresponding nine months in 1995 primarily as the result of increased advertising costs and the addition of executive management to the Company in the later part of 1995 and first quarter of 1996.

         The effective income tax rate decreased in the 1996 periods to 40.0% from 40.3% in the respective 1995 periods due to lower state income taxes.

         As a result of the foregoing factors, consolidated net income for the three and nine months ended September 30, 1996 increased to $5.7 million and $28.4 million, respectively, from $2.1 million and $17.1 million for the three and nine months ended September 30, 1995 or by $3.6 million and 169.6% and $11.3 million and 65.9%, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


Financial Condition

         At September 30, 1996, the Company had cash, cash equivalents and short-term investments of $51.6 million, working capital of $99.9 million and a current ratio of 5.0 to 1.

         Cash provided by operating activities was $31.7 million and $1.3 million for the nine months ended September 30, 1996 and 1995, respectively. This change in cash flows is principally a result of an increase in net income and timing of replenishment of inventory quantities, receipt of accounts receivable balances, and payment of accounts payable balances.

         The Company follows an industry-wide practice of offering a "dating plan" to its customers on selected products, which allows the purchasing distributor to buy the products commencing generally in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through March have to be made by April 30. Shipments made in subsequent months have to be paid for within 90 days. Dating plan receivable balances were $4.5 million at September 30, 1996 as compared to $5.5 million at September 30, 1995. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         The Company's production of "Great Big Bertha" titanium golf club heads for Callaway Golf requires certain titanium metal alloys. Presently the Company buys a majority of its titanium metal alloys under a short-term (approximately nine months) purchasing arrangement from one supplier. Although there are a limited number of companies that produce titanium metal alloys, management believes that other suppliers could provide the Company with the required titanium metal alloys. However, the purchase price charged by these alternative suppliers might be higher than the price the Company currently pays which could have an adverse effect on the Company's operations. The Company believes that it has adequate quantities of titanium metal alloys in inventory to provide time to locate another supplier without interruption of manufacturing operations.

         Capital expenditures during the nine months ended September 30, 1996 totaled $5.8 million and for the past two years averaged approximately $3.4 million per quarter. For 1996, the Company has budgeted to spend approximately $9.6 million on capital expenditures to upgrade and modernize the Newport Firearms and Uni-Cast divisions, increase the capacity of RIC and for normal Company-wide improvements to increase efficiencies. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         Additional expenditures of $4.8 million were made by the Company during the nine months ended September 30, 1996 and have totaled $6.4 million to date toward the construction and outfitting of the Antelope Hills, LLC foundry. Antelope Hills, LLC is a joint venture between Callaway Golf and the Company to collaborate in the construction and operation of an investment casting foundry to produce titanium golf club heads. As part of the joint venture agreement,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


Callaway Golf has committed to purchase a quantity of titanium golf club heads with sales prices totaling a minimum of approximately $150 million in the years 1996 through 1998 from the combined Company and joint venture facilities. Financing of the approximately $18.0 million investment in the joint venture is anticipated to be made 50% by the Company using funds provided by operations and 50% from Callaway Golf. Antelope Hills, LLC foundry is scheduled to be operational and able to commence production in the fourth quarter of 1996. Due to uncertainty regarding Callaway Golf's production requirements, the joint venture is not expected to contribute to the Company's earnings in 1996.

         The Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of voting common stock, par value $1.00 per share, from 20,000,000 to 40,000,000 shares at a special meeting of stockholders on July 23, 1996. On July 24, 1996, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend which was distributed on September 16, 1996 to stockholders of record on August 15, 1996. All share and per-share amounts have been adjusted to reflect this split.

         The stock split resulted in a retroactively applied transfer of $13.5 million (par value of $1.00 per share) from retained earnings to Common Stock, which had the effect of decreasing retained earnings and increasing Common Stock by $13.5 million at December 31, 1995.

         For the nine months ended September 30, 1996, dividends paid totaled $16.1 million. This amount reflects the regular quarterly dividend of $.20 per share paid on March 15, 1996, June 15, 1996, and September 16, 1996. On October 30, 1996 the Company declared a regular quarterly dividend of $.20 per share payable on December 15, 1996. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


Forward-Looking Statements and Projections

         The Company may from time to time make forward-looking statements and projections concerning future expectations. The statements contained herein regarding future anticipated demand for the Company's products, the effect of certain process improvements and production experience, and the results of the pending litigation against the Company are forward looking statements within the meaning of the Securities Exchange Act of 1934. Such statements are based on current expectations and are subject to certain qualifications, risks, and uncertainties such as material variations in the actual sales rates of firearms and titanium golf club heads, the failure to realize expected productivity improvements and new product acceptance, and adverse legislation or litigation results, any one or more which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof and the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


"Note 6--Contingent Liabilities" presented in Part I is incorporated herein by reference.

         There were no new cases instituted against the Company during the three months ended September 30, 1996, which involved significant demands for compensatory and/or punitive damages.

         During the three months ending September 30, 1996, no previously reported cases were settled.

         The Jordan case (Wisconsin) was withdrawn by plaintiff and dismissed with prejudice on July 12, 1996, without any payment by the Company.

         In the Hamilton case (New York), the U.S. Court of Appeals for the Second Circuit denied defendants' petition for a writ of mandamus on August 6, 1996. Defendants filed other dispositive motions in this case, which the court granted in part on October 25, but one count of alleged negligence against the Company and all other pistol and revolver manufacturers for oversupplying the legitimate "Firearms Market" remains. While management believes and assumes that it will ultimately prevail in this case given the virtually unanimous legal precedents in its favor (including recent New York trial court and appellate court cases), there can be no certainty in predicting the outcome of litigation or its ultimate effect upon the Company's financial results.

         In the United States of America case (NH), the Company contested a subpoena from the Occupational Safety and Health Administration (OSHA) in which that agency sought information from the Company in order to develop undefined "ergonomic standards" for the workplace. The Company believes that OSHA has no statutory authority to require such information. The U.S. District Court in New Hampshire initially rejected the Company's position, and the United States First Circuit Court of Appeals denied the Company's appeal. However, when the Company filed a writ of certiorari to the U.S. Supreme Court on August 15, 1996, the United States subsequently served notice on August 22, 1996 that it was withdrawing the matter against the Company with prejudice, and the matter is now closed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of stockholders was held on July 23, 1996 for the purpose of the approval of an amendment to the Certificate of Incorporation of the Company to increase the authorized voting common stock, par value $1.00 per share, to 40,000,000 shares. The table below sets forth the results of votes taken at the special meeting:


                                                        Abstentions and
         Votes For              Votes Against           Broker Non-Votes
         ---------              -------------           ----------------

         11,523,010                102,729                  1,829,661

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - None

         (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                          STURM, RUGER & COMPANY, INC.

             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STURM, RUGER & COMPANY, INC.
                                          ----------------------------





Date:  November 14, 1996                   S/JOHN M. KINGSLEY, JR.
       ----------------------             ------------------------
                                             John M. Kingsley, Jr.
                                             Principal Financial and
                                             Accounting Officer,
                                             Executive Vice President