Form 10-K
period 1996-12-31
STURM RUGER & CO INC
filed 1997-03-28
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997:

Common Stock, $1 par value - $322,904,714

The number of shares outstanding of the issuer's common stock as of March 14, 1997:

Common Stock, $1 par value -  26,916,800


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1997 are incorporated by reference into Part III of this Report.

PART I

ITEM 1--BUSINESS

The Company is principally engaged in the design, manufacture, and sale of firearms and precision metal investment castings. The Company is the only U.S. firearms manufacturer which offers products in all four industry categories (rifles, shotguns, pistols, and revolvers) and believes that it is the largest U.S. firearms manufacturer, based on data reported in the Bureau of Alcohol, Tobacco and Firearms' 1995 Annual Firearms Manufacturing and Exportation Report ("BATF Data"). The Company, which has been profitable every year since 1950, believes it has a preeminent reputation among sportsmen, hunters, and gun collectors for technical innovation and quality construction, based on reports in industry and business publications. The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.

The Company's firearms, which are sold under the "Ruger" name and trademark, consist of single-shot, autoloading, bolt action and lever action rifles in a broad range of hunting calibers; shotguns in three gauges; .22 caliber rimfire autoloading pistols and centerfire autoloading pistols in various calibers; and single-action and double-action revolvers in various calibers. The Company manufactures a wide range of high quality products and does not manufacture inexpensive concealable firearms, sometimes known as "Saturday Night Specials," "Junk Guns," or any firearm included on the list of "assault weapons" which was part of anti-crime legislation enacted by Congress in 1994.

Many of the firearms introduced by the Company over the years have become "classics" which have retained their popularity for decades and are sought by collectors. These firearms include the single-action Single-Six, Blackhawk, and Bearcat revolvers, the double-action Redhawk revolvers, the 10/22, M-77, and Number One Single-Shot rifles, and the Red Label over-and-under shotguns. The Company has supplemented these "classics" with the introduction of new models and variations of existing models. In 1987, the Company introduced the P85, a 9mm centerfire autoloading pistol, and the GP100 and Super Redhawk revolvers. In 1988 and 1989, it introduced a new line of small frame double-action revolvers, the SP101. The Company augmented its line of centerfire autoloading pistols in 1990, 1991, and 1992 by offering new versions of the 9mm model and two new calibers, .40 S&W and .45 ACP. In 1992 and 1993, the Company introduced the Ruger 22/45 pistol, the Vaquero single-action revolver, the 77/22 Varmint bolt-action rifle, the P89, P90, and P93 centerfire autoloading pistols, and the Spurless SP101 double-action revolver. New variations of several of the Company's most popular models were introduced in 1994 and 1995 including the P94 centerfire autoloading pistol in 9mm and .40 S&W calibers which further strengthened the Company's P-Series pistol line, the 77/22 bolt-action rifle in
 .22 Hornet caliber, and a Woodside model of the Company's over-and-under shotgun. In 1996, the Company introduced the P95 pistol with an Isoplast polymer grip frame, the MK-4B .22 caliber target pistol, the Model 96 Lever Action rifle, and the 10/22 T Target rifle. All of these products have exhibited strong sales and consumer interest since their introduction. The Company plans to introduce in 1997 the all new Ruger Carbine, an autoloading rifle which uses pistol ammunition, the Ruger M-77 Mark II stainless rifle with a laminated wooden stock, the Ruger 10/22 "All-Weather" rifle featuring a stainless steel barrel and synthetic stock, the Ruger 22/45 P-4 Target Pistol with a heavy barrel, and the Ruger Bisley-Vaquero which features a Bisley target style hammer, grip, and trigger.

The Company is also engaged in the manufacture of titanium, ferrous, and aluminum investment castings for a wide variety of markets including sporting goods, commercial, and military. In 1996 and 1995, the Company's foremost investment castings product was titanium "Great Big Bertha" golf club heads for Callaway Golf Company, Inc. ("Callaway Golf").

In 1995, the Company entered into a joint venture agreement with Callaway Golf to construct and operate a foundry for the production of golf club heads investment cast in titanium. The joint venture, named Antelope Hills, LLC is owned 50% by the Company and 50% by Callaway Golf. Construction of the Antelope Hills foundry is substantially complete and production could commence in 1997.

For the years ended December 31, 1996, 1995, and 1994, net sales attributable to the Company's firearms operations were approximately 66.7%, 80.9%, and 91.7%, respectively, of total net sales. The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations. Further information regarding industry segment data is incorporated by reference to pages 20 and 21 of the Company's 1996 Annual Report to Stockholders.

PRODUCTS--FIREARMS

The Company presently manufactures 26 different types of firearm products in four industry categories: rifles, shotguns, pistols, and revolvers. Most are available in several models based upon caliber, finish, barrel length, and other features.

RIFLES--A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. The Company presently manufactures nine different types of rifles: the M77 Mark II, the M77 Mark II Magnum, the 77/22, the 10/22, the Model 96, the Mini-14, the Mini Thirty, the Ruger Carbine, and the No. 1 Single-Shot. Sales of rifles by the Company accounted for approximately $77.0 million, $76.5 million, and $68.6 million of revenues for the years 1996, 1995, and 1994, respectively.

SHOTGUNS--A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. The Company presently manufactures two different types of over-and-under shotguns: the Red Label available in 12, 20, and 28 gauge, and the Woodside available in 12 gauge. Most of the Red Label models are available in special Sporting Clays and English Field versions. Sales of shotguns by the Company accounted for approximately $7.6 million, $4.7 million, and $5.1 million of revenues for the years 1996, 1995, and 1994, respectively.

PISTOLS--A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The Company presently manufactures three different types of pistols, the Ruger Mark II .22 caliber in Standard, Competition, and Target models, the Ruger 22/45, and the P-series centerfire autoloading pistols in various calibers, configurations, and finishes. Sales of pistols by the Company accounted for approximately $30.3 million, $37.0 million, and $70.6 million of revenues for the years 1996, 1995, and 1994, respectively.

REVOLVERS--A revolver is a handgun which has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer must be pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. The Company presently manufactures eight different types of single-action revolvers: the New Model Super Single-Six, the New Model .32 magnum Super Single-Six, the New Model Blackhawk, the New Model Super Blackhawk, the Vaquero, the Bisley, the Old Army Cap & Ball, and the New Bearcat. The Company presently manufactures four different types of double-action revolvers: the SP101, the GP100, the Redhawk, and the Super Redhawk. Sales of revolvers by the Company accounted for approximately $31.5 million, $34.8 million, and $32.9 million of revenues for the years 1996, 1995, and 1994, respectively.

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $2.4 million, $2.6 million, and $2.9 million of revenues for the years 1996, 1995, and 1994, respectively.

PRODUCTS--INVESTMENT CASTINGS

The investment castings products currently manufactured by the Company and sold to unrelated third parties consist of titanium, ferrous (both chrome-moly and stainless), and aluminum parts for a wide variety of industries including sporting goods, commercial, and military.

The Company's newest castings facility, Ruger Investment Casting ("RIC"), located in Prescott, Arizona, engineers and produces titanium, ferrous, and aluminum castings. This facility's manufacturing activity during 1996 and 1995 for outside customers consisted primarily of producing titanium "Great Big Bertha" golf club heads for Callaway Golf. Sales of golf club heads to Callaway Golf accounted for approximately $59.7 million and $23.1 million of revenues during 1996 and 1995, respectively. No sales were made to Callaway Golf during 1994.

The Pine Tree Castings Division of the Company, located in Newport, New Hampshire, engineers and produces ferrous castings for a wide range of commercial customers.

The Company's Uni-Cast Division, located in Manchester, New Hampshire, engineers and produces primarily large complicated aluminum castings for a number of prime defense contractors. Uni-Cast is also involved with research and development of composite metal matrix technology licensed from the Lanxide Corporation.

Sales from the Company's investment castings operations (excluding intercompany transactions) accounted for approximately $74.5 million, $36.8 million, and $16.4 million or 33.3%, 19.1%, and 8.3% of the Company's total net sales for 1996, 1995, and 1994, respectively.

MANUFACTURING

FIREARMS--The Company produces most rifles, and all shotguns and revolvers at the Newport, New Hampshire facility. Some rifles and all pistols are produced at the Prescott, Arizona facility.

Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company's castings facilities through a process known as precision investment castings. See "Manufacturing-Investment Castings" for a description of the investment castings process. The Company initiated the use of this process in the production of component parts for firearms in 1953 and believes that its widespread use of investment castings in the firearms manufacturing process is unique among firearms manufacturers. The investment castings process provides greater design flexibility and results in component parts which are generally close to their ultimate shape and, therefore, require less machining. Through the use of investment castings, the Company is able to produce durable and less costly component parts for its firearms.

Third parties supply the Company with various raw materials for its firearms, such as fabricated steel components, walnut and birch lumber for rifle and shotgun stocks and other component parts. These raw materials and component parts are readily available from multiple sources at competitive prices.

All assembly, inspection, and testing of firearms manufactured by the Company is performed at the Company's manufacturing facilities. Every firearm, including every chamber of every revolver, manufactured by the Company is test-fired prior to shipment.

INVESTMENT CASTINGS--The Company manufactures all of its precision investment castings products at one of its three investment castings facilities. To produce a product by the investment castings method, a wax model of the product is created and coated ("invested") with several layers of ceramic material. The shell is then heated to melt the interior wax which is poured off, leaving a hollow mold. To cast the desired product, molten metal is poured into the mold and allowed to cool and solidify. The mold is then broken off to reveal a near net shape cast metal part.

Titanium investment castings products are manufactured by the Company's RIC Division located in Prescott, Arizona. This is the Company's newest investment castings facility and also has the capabilities of producing ferrous and aluminum investment castings products. In the latter part of 1994 and throughout 1995 and 1996, the Company significantly added to the production capacity of Ruger Investment Casting and believes that this facility is one of the largest investment castings facilities in the Southwest.

The Company and Callaway Golf entered into a joint venture agreement in June 1995 to plan, develop, build, and operate a foundry for the production of golf club heads investment cast in titanium. The joint venture, named Antelope Hills, LLC, is owned 50% by the Company and 50% by Callaway Golf. This facility was completed in the first quarter of 1997 and has production capacity for titanium products similar to that of RIC.

The Company's Pine Tree Castings Division manufactures primarily all of the ferrous investment castings produced by the Company. Aluminum investment castings products are primarily manufactured by the Company's Uni-Cast Division located in Manchester, New Hampshire. In 1996 the Company spent $2.2 million in capital expenditures for the Uni-Cast Division to both modernize and outfit the facility to produce castings made of inorganic composites such as ceramic reinforced aluminum alloys. Additional capital expenditures of $2.5 million are budgeted in 1997.

Raw materials including wax, ceramic material, and metal alloys necessary for the production of investment cast products are supplied to the Company through third parties. The Company believes that all these raw materials, with the exception of certain titanium metal alloys ("titanium"), are readily available from multiple sources at competitive prices. Presently, the Company buys most of its titanium under a short-term (approximately one year) purchasing arrangement from one supplier. Although there are limited suppliers of titanium, management believes that other sources could provide the Company with the requirements to meet production demands. If it becomes necessary to change titanium suppliers, the Company believes that it has adequate quantities of titanium in inventory to provide enough time to locate another supplier without interruption of manufacturing operations.

MARKETING AND DISTRIBUTION

FIREARMS--The Company's firearms are primarily marketed through a network of selected independent distributors who purchase the products directly from the Company for resale to gun dealers and legally authorized end-users. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. In late 1987, the Company reduced by more than one-half the number of domestic commercial distributors of its firearms in order to encourage its remaining distributors to focus their efforts on the Company's products. Each of these distributors carries the entire line of firearms manufactured by the Company for the commercial market. Management believes that the increase in sales since 1988 is due in part to this strategy. In 1996, the number of distributors decreased primarily as a result of certain distributors consolidating operations with other distributors of the Company. Currently, 21 distributors service the domestic commercial market, with an additional 57 servicing the domestic law enforcement market and two servicing the Canadian market. Three of these distributors service both the domestic commercial market and the domestic law enforcement market. Currently, five distributors account for approximately 54% of the Company's sales of firearms, with the largest distributor, Jerry's Sport Center (Forest City, Pennsylvania), accounting for approximately 12% of consolidated net sales. The Company employs seven employees and two independent contractors who service these distributors and call on dealers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end-users, rather than from the Company's distributors, the Company believes that the loss of any distributor would not have a material adverse effect on the Company. The Company considers its relationships with its distributors to be satisfactory.

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

In the fourth quarter of 1996, the Company received annual orders from its distributors for the 1997 marketing year. These orders may be adjusted quarterly by the distributors to allow for market fluctuations. In prior years, only one adjustment to the annual orders, in the second quarter of the year, was allowed.

As of March 1, 1997, unfilled firearms were approximately $122.4 million as compared to approximately $203.7 million at March 1, 1996. The Company believes that the major reason for this decrease is an overall slowdown in the United States firearms market, especially in the industry product categories of rifles, shotguns, and revolvers. In addition, the Company believes that firearms segment orders at March 1, 1996 were inflated by distributors seeking certain models of the Company's products that were in short supply due to production constraints during 1995. The impact of the Company's change in the annual order policy and recently introduced firearm models on unfilled orders as of March 1, 1997 is not readily determinable at this time. However, it is anticipated that demand for new firearms models will be strong.

Most of the firearms manufactured by the Company are sold on terms requiring payment in full within 30 days. However, certain products which are generally used during the fall hunting season are sold pursuant to a "dating plan" which in general allows the purchasing distributor to buy the products commencing in December, the normal start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. Management believes that this dating plan serves to level out the demand for these seasonal products throughout the entire year and facilitates an efficient manufacturing schedule. The Company does not consider its overall firearms business to be significantly seasonal; however sales of certain models of firearms are usually lower in the third quarter of the year.

INVESTMENT CASTINGS--The investment castings segment's principal markets are sporting goods, commercial, and military. Sales are made directly to customers or through manufacturers' representatives. The Company's largest castings segment customer in 1996 and 1995, Callaway Golf Company, Inc. (Carlsbad, California) accounted for approximately 27% and 12% of consolidated net sales and 80% and 62% of castings segment sales, respectively. One customer in 1994 represented 23% of castings segment sales.

COMPETITION

FIREARMS--Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category, such as rifles or pistols, several foreign competitors manufacture products in all four industry categories (rifles, shotguns, pistols and revolvers). Some of these competitors are subsidiaries of large corporations with substantially greater financial resources than the Company. The Company is the only domestic manufacturer which produces firearms in all four industry product categories and believes that it is the largest U.S. firearms manufacturer, according to BATF Data. The principal methods of competition in the industry are product quality and price. The Company believes that it can compete effectively with all of its present competitors based upon the high quality, reliability and performance of its products, and the competitiveness of its pricing.

INVESTMENT CASTINGS--There are a large number of investment castings manufacturers, both domestic and foreign, with which the Company competes. Competition varies based on the type of investment castings products (titanium, ferrous, or aluminum) and the end use of the product (sporting goods, commercial, or military). Many of these competitors are larger than the Company and may have greater resources. The principal methods of competition in the industry are quality, production lead time, and price. The Company believes that it can compete effectively with all of its present competitors and has expended significant amounts of resources on both expanding and modernizing its investment castings facilities in 1996, 1995 and 1994.

EMPLOYEES

As of February 28, 1997, the Company employed 2,010 full-time employees of which approximately 26% had at least ten years of service with the Company.

None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a strike during its entire 47-year history and believes its employee relations are satisfactory.

RESEARCH AND DEVELOPMENT

In 1996, 1995 and 1994, the Company spent approximately $1.7 million, $1.7 million and $1.9 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 28, 1997, the Company had approximately 53 employees engaged in research and development activities as part of their responsibilities.

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

     Name              Age        Position With Company
--------------------------------------------------------------------------------
William B. Ruger       80  Chairman of the Board, Chief Executive Officer,
                              Treasurer, and Director
William B. Ruger, Jr.  57  Vice Chairman, Senior Executive Officer, and Director
Gerald W. Bersett      56  President, Chief Operating Officer, and Director
Erle G. Blanchard      50  Vice President, Controller
Stephen L. Sanetti     47  Vice President, General Counsel
Leslie M. Gasper       43  Corporate Secretary
John R. Pagano         32  Assistant Controller

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

Gerald W. Bersett became President and Chief Operating Officer of the Company in August 1995 and a Director of the Company in November 1996. Previously, he was the President of the Winchester Division of the Olin Corporation since 1988 and Vice President of the Olin Corporation since 1993.

Erle G. Blanchard returned to the Company as Vice President, Controller in March 1996. From March 1995 to March 1996, he was not employed by the Company. Prior to this, he served as Plant Manager of the Newport Firearms Manufacturing facility since 1986 and became Vice President - Controller - Newport in 1993.

Stephen L. Sanetti has been Vice President, General Counsel of the Company since 1993. Prior to this, he served as General Counsel since 1980.

Leslie M. Gasper has been Secretary of the Company since 1994. Prior to this, she was the Administrator of the Company's pension plans which position she held for more than five years prior thereto.

John R. Pagano became Assistant Controller of the Company in 1996. Previously he was the Manager of Corporate Accounting since 1991. Prior to joining the Company in 1991, he was a Manager at Ernst & Young LLP.

ITEM 2--PROPERTIES

The Company's manufacturing operations are carried out at three facilities. The following table sets forth certain information regarding each of these facilities:

                                         Approximate
                                       Aggregate Usable
                                         Square Feet             Status
                                    ------------------------------------------
Newport, New Hampshire                      350,000                 Owned
Prescott, Arizona                           230,000                Leased
Manchester, New Hampshire                    50,000                 Owned

The Company completed construction of a 15,000 square foot addition to the Manchester, New Hampshire facility in 1996 to be used for manufacturing operations.

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

There are no mortgages on any of the real estate owned by the Company.

ITEM 3--LEGAL PROCEEDINGS

The Company is a defendant in approximately 15 lawsuits involving product liability claims which allege defective product design and is aware of other product liability claims. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the shooting and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company.

The Company's management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is difficult to forecast the outcome of these claims, in the opinion of management, after consultation with special and corporate counsel, the outcome of these claims will not have a material adverse effect on the results of operations or financial condition of the Company. The number of lawsuits and claims that were tried, dismissed, settled, or otherwise resolved and average settlement payments (excluding legal fees) were as follows: 1996-21 and $45,000, 1995-18 and $46,000, 1994-24 and $55,000.

For a description of all pending lawsuits against the Company through September 30, 1996, reference is made to the discussion under the caption "Item 3. LEGAL PROCEEDINGS" of the Company's Annual Reports on Form 10-K for the years ended December 31, 1988, 1994 and 1995 and to the discussion under caption "Item 1. LEGAL PROCEEDINGS" of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1987, September 30, 1990, September 30, 1993, June 30, and September 30, 1994, March 31 and June 30, 1995, and March 31 and June 30, 1996.

The following case was instituted against the Company during the three months ended December 31, 1996, which involved significant demands for compensatory and/or punitive damages:

Armol J. Davidson v. Sturm Ruger & Company, Inc. instituted in the USDC for the District of Mississippi (Southern Division) on October 29, 1996. The complaint alleges that on or about May 31, 1996, a Ruger magnum pistol discharged while plaintiff was loading it, resulting in injury to his right calf. Actual and punitive damages totaling $30,000,000 are demanded.

During the three months ending December 31, 1996, two previously reported cases were settled:

                  Clark     Montana
                  Lowry     Alaska

These cases were settled for amounts within the insurance limits and/or self-insured retention of the Company.

The dismissal of the Forni case (New York), which involved a claim arising out of an intentional criminal shooting, was upheld by the New York Supreme Court's Appellate Division on October 3, 1996. No further appeal was taken by plaintiffs.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference to pages 4 and 23 of the Company's 1996 Annual Report to Stockholders.


ITEM 6--SELECTED FINANCIAL DATA

The information required for this Item is incorporated by reference to page 4 of the Company's 1996 Annual Report to Stockholders.


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for this Item is incorporated by reference to pages 6 through 9 of the Company's 1996 Annual Report to Stockholders.


ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) FINANCIAL STATEMENTS

     The consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and the report dated February 21, 1997 of Ernst & Young LLP, independent auditors, are incorporated by reference to pages 12 through 22 of the Company's 1996 Annual Report to Stockholders.

(B) SUPPLEMENTARY DATA

     Quarterly results of operations for 1996 and 1995 are incorporated by reference to page 21 of the Company's 1996 Annual Report to Stockholders.


ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to the directors of the Company under the caption "ELECTION OF DIRECTORS" on pages 2 and 3 of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1997 is incorporated by reference into this Report. The information set forth under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 12 of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1997 is incorporated by reference into this Report. The information as to executive officers of the Company is included in Part I hereof under the caption "Executive Officers of the Company" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11--EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1997 under the captions "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES," "EXECUTIVE COMPENSATION," "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "COMPANY STOCK PRICE PERFORMANCE", "PENSION PLAN TABLE," and "SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE" on pages 4 through 10.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1997 under the captions "ELECTION OF DIRECTORS," "PRINCIPAL STOCKHOLDERS," and "SECURITY OWNERSHIP OF MANAGEMENT" on pages 2, 3, 10, and 11.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1997 under the caption "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES" and "EXECUTIVE COMPENSATION" on pages 4 and 5.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Form 10-K.

     (1) Financial Statements:

          Consolidated Balance Sheets--December 31, 1996 and 1995

          Consolidated Statements of Income--Years ended December 31, 1996, 1995, and 1994

          Consolidated Statements of Stockholders' Equity--Years ended December 31, 1996, 1995, and 1994

          Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995, and 1994

          Notes to Consolidated Financial Statements

          Report of Independent Auditors

     This information is incorporated by reference to the Company's 1996 Annual Report to Stockholders as noted in Item 8.

     (2) Financial Statement Schedules:

          Schedule II-Valuation and Qualifying Accounts-Page 15

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the required information is disclosed elsewhere, and therefore, have been omitted.

     (3) Listing of Exhibits:                                                                                     Page No.
                                                                                                                  --------
                Exhibit 3.1     Certificate of Incorporation of the Company,
                                as amended (Incorporated by reference to
                                Exhibits 4.1 and 4.2 to the Form S-3
                                Registration Statement previously filed by the
                                Company File No. 33-62702).

                Exhibit 3.2     Bylaws of the Company, as amended
                                (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No.
                                0-4776).

                Exhibit 3.3     Amendment to Article 2, Sections 4 and 5 of the
                                Bylaws of the Company.                                                               18

                Exhibit 10.1    Sturm, Ruger & Company, Inc. 1986 Stock
                                Bonus Plan (Incorporated by reference to Exhibit
                                10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No.
                                0-4776).

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                                                                                                                  Page No.
                                                                                                                  --------
               Exhibit 10.2     Amendment to Sturm, Ruger & Company, Inc. 1986
                                Stock Bonus Plan (Incorporated by reference to
                                Exhibit 10.3 to the Company's Annual Report on
                                Form 10-K for the year ended December 31, 1991,
                                SEC File No. 0-4776).

               Exhibit 10.3     Sturm, Ruger & Company, Inc. Supplemental
                                Executive Profit Sharing Retirement Plan
                                (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No.
                                0-4776).

               Exhibit 10.4     Agreement and Assignment of Lease dated
                                September 30, 1987 by and between Emerson
                                Electric Co. and Sturm, Ruger & Company, Inc.
                                (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No.
                                0-4776).

               Exhibit 10.5     Sturm, Ruger & Company, Inc. Supplemental
                                Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1995, SEC File No. 0-4776).

               Exhibit 10.6 Operating Agreement of Antelope Hills, LLC, a Delaware Limited Liability Company, dated as of October 5, 1995 (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on
                                Form 10-K for the year ended December 31, 1995,
                                SEC File No. 0-4776).

               Exhibit 13.1     Annual Report to Stockholders of the
                                Company for the year ended December 31, 1996.
                                Except for those portions of such Annual Report
                                to Stockholders expressly incorporated by
                                reference into the Report, such Annual Report to
                                Stockholders is furnished solely for the
                                information of the Securities and Exchange
                                Commission and shall not be deemed a "filed"
                                document.                                                                            20

               Exhibit 23.1     Consent of Independent Auditors.                                                     49

               Exhibit 99.1     Item 1 LEGAL PROCEEDINGS from the Quarterly
                                Report on Form 10-Q of the Company for the quarter ended March 31, 1987, SEC File No.
                                1-10435, incorporated by reference in Item 3
                                LEGAL PROCEEDINGS.

               Exhibit 99.2     Item 3 LEGAL PROCEEDINGS from the Annual
                                Report on Form 10-K of the Company for the year ended December 31, 1988, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                                PROCEEDINGS.

               Exhibit 99.3     Item 1 LEGAL PROCEEDINGS from the Quarterly
                                Report on Form 10-Q of the Company for the quarter ended September 30, 1990, SEC File No.
                                1-10435, incorporated by reference in Item 3
                                LEGAL PROCEEDINGS.

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)


               Exhibit 99.4     Item 1 LEGAL PROCEEDINGS from the Quarterly
                                Report on Form 10-Q of the Company for the quarter ended September 30, 1993, SEC File No.
                                1-10435, incorporated by reference in Item 3
                                LEGAL PROCEEDINGS.

               Exhibit 99.5     Item 1 LEGAL PROCEEDINGS from the Quarterly
                                Reports on Form 10-Q of the Company for the quarters ended June 30 and September 30, 1994,
                                SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

               Exhibit 99.6     Item 3 LEGAL PROCEEDINGS from the Annual
                                Report on Form 10-K of the Company for the year ended December 31, 1994, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                                PROCEEDINGS.

               Exhibit 99.7     Item 1 LEGAL PROCEEDINGS from the Quarterly
                                Reports on Form 10-Q of the Company for the quarters ended March 31 and June 30, 1995, SEC
                                File No. 1-10435, incorporated by reference in
                                Item 3 LEGAL PROCEEDINGS.

               Exhibit 99.8     Items 3 LEGAL PROCEEDINGS from the Annual
                                Report on Form 10-K of the Company for the year ended December 31, 1995, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                                PROCEEDINGS.

               Exhibit 99.9     Item 1 LEGAL PROCEEDINGS from the Quarterly
                                Reports on Form 10-Q of the Company for the quarters ended March 31 and June 30, 1996, SEC
                                File No. 1-10435, incorporated by reference in
                                Item 3 LEGAL PROCEEDINGS.

(b) Report on Form 8-K filed in the fourth quarter of 1996: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                STURM, RUGER & COMPANY, INC.
                                                (Registrant)


                                                 S/LESLIE M. GASPER
                                                 -----------------------
                                                 Leslie M. Gasper
                                                 Corporate Secretary

                                                 March 21, 1997
                                                 -----------------------
                                                 Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


S/WILLIAM B. RUGER                           3/14/97         S/WILLIAM B. RUGER, JR.                  3/14/97
----------------------------------------------------         ------------------------------------------------
William B. Ruger                                             William B. Ruger, Jr.
Principal Executive Officer, Chairman,                       Vice Chairman, Senior Executive Officer,
Chief Executive Officer, Treasurer, Director                 Director



S/JOHN M. KINGSLEY, JR.                      3/15/97         S/STANLEY B. TERHUNE                     3/14/97
----------------------------------------------------         ------------------------------------------------
John M. Kingsley, Jr.                                        Stanley B. Terhune
Director                                                     Director



S/RICHARD T. CUNNIFF                         3/17/97         S/TOWNSEND HORNOR                        3/17/97
----------------------------------------------------         ------------------------------------------------
Richard T. Cunniff                                           Townsend Hornor
Director                                                     Director



S/PAUL X. KELLEY                             3/14/97         S/GERALD W. BERSETT                      3/14/97
----------------------------------------------------         ------------------------------------------------
Paul X. Kelley                                               Gerald W. Bersett
Director                                                     President and Chief Operating
                                                             Officer, Director



S/JAMES E. SERVICE                           3/14/97
----------------------------------------------------
James E. Service
Director

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

                             SOUTHPORT, CONNECTICUT


                            ITEMS 14(a)(2) AND 14(d)
                          FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                  Sturm, Ruger & Company, Inc. and Subsidiaries

           Item 14(a)(2) and Item 14(d)--Financial Statement Schedule

                 Schedule II--Valuation and Qualifying Accounts

                                 (In Thousands)


--------------------------------------------------------------------------------------------------------------------------
                COL. A                               COL. B                 COL. C                  COL. D        COL. E
--------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONS
                                                                   --------------------------
                                                                      (1)             (2)
                                                                                   Charged to
                                                   Balance at      Charged to        Other                       Balance
                                                    Beginning      Costs and        Accounts                      at End
                 Description                        of Period       Expenses       -Describe      Deductions    of Period
--------------------------------------------------------------------------------------------------------------------------
Deductions from asset accounts:
   Allowance for doubtful accounts:
     Year ended December 31, 1996                   $   981        $     18                       $   165 (a)     $   834
                                                    -------        --------                       -----------     -------
     Year ended December 31, 1995                   $   900         $   200                       $   119 (a)     $   981
                                                    -------         -------                       -----------     -------
     Year ended December 31, 1994                   $   922        $     50                      $     72 (a)     $   900
                                                    -------        --------                      ------------     -------

   Allowance for discounts:
     Year ended December 31, 1996                   $   871          $4,408                        $4,184 (b)      $1,095
                                                    -------          ------                        ----------      ------
     Year ended December 31, 1995                   $   650          $7,451                        $7,230 (b)     $   871
                                                    -------          ------                        ----------     -------
     Year ended December 31, 1994                   $   919          $4,202                        $4,471 (b)     $   650
                                                    -------          ------                        ----------     -------

Product safety modifications accrual:
   Year ended December 31, 1996                      $1,439                                        $  137 (c)      $1,302
                                                     ------                                        ----------      ------
   Year ended December 31, 1995                      $1,548                                        $  109 (c)      $1,439
                                                     ------                                        ----------      ------
   Year ended December 31, 1994                      $1,705                                        $  157 (c)      $1,548
                                                     ------                                        ----------      ------

]----------

(a)    Accounts written off
(b)    Discounts taken
(c)    Costs incurred