Form 10-Q
period 1997-03-31
STURM RUGER & CO INC
filed 1997-05-13
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

                                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from                 to
                                                             ---------------
         ---------------

                          Commission file number 0-4776

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                                        06-0633559
------------------------------------------------                       -----------------------------------
        (State or other jurisdiction of                                         (I.R.S. employer
         incorporation or organization)                                        identification no.)


      Lacey Place, Southport, Connecticut                                            06490
------------------------------------------------                       -----------------------------------
   (Address of principal executive offices)                                        (Zip code)

                                 (203) 259-7843
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                             ----

         The number of shares outstanding of the issuer's common stock as of April 30, 1997: Common Stock, $1 par value - 26,916,800.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--March 31, 1997 and
December 31, 1996                                                             3

Condensed consolidated statements of income--Three months ended
March 31, 1997 and 1996                                                       5

Condensed consolidated statements of cash flows--Three months
ended March 31, 1997 and 1996                                                 6

Notes to condensed consolidated financial statements--March 31, 1997          7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13
Item 6.  Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                   14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except per share data)

                                                                           March 31,            December 31,
                                                                             1997                  1996
                                                                       -----------------     ------------------
                                                                          (unaudited)              (Note)
ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                                                $   8,005             $   2,729
     Short-term investments                                                      42,596                30,652
     Trade receivables, less allowances for
         doubtful accounts ($774 and $834) and
         discounts ($462 and $1,095)                                             19,156                21,074
     Inventories:
         Finished products                                                       11,423                11,895
         Materials and products in process                                       36,173                43,173
                                                                       -----------------     ------------------
                                                                                 47,596                55,068
     Deferred income taxes                                                        7,393                 7,949
     Prepaid expenses and other assets                                              960                 1,690
                                                                       -----------------     ------------------
                                   TOTAL CURRENT ASSETS                         125,706               119,162

PROPERTY, PLANT AND EQUIPMENT                                                   119,562               118,497
     Less allowances for  depreciation                                          (76,420)              (74,330)
                                                                       -----------------
                                                                                             ------------------
                                                                                 43,142                44,167
DEFERRED INCOME TAXES                                                             4,063                 4,672
INVESTMENT IN JOINT VENTURE                                                      10,640                10,586
OTHER ASSETS                                                                     11,284                11,303
                                                                       -----------------     ------------------
                                                                               $194,835              $189,890
                                                                       =================     ==================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)

                                                                            March 31,            December 31,
                                                                               1997                  1996
                                                                         -----------------     ------------------
                                                                            (unaudited)              (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Trade accounts payable and accrued expenses                                $   3,238             $   4,628
     Product safety modifications                                                   1,271                 1,302
     Product liability                                                              3,000                 3,000
     Employee compensation                                                          8,744                 8,312
     Workers' compensation                                                          6,142                 6,108
     Income taxes                                                                   4,130                   595
                                                                         -----------------     ------------------
                            TOTAL CURRENT LIABILITIES                              26,525                23,945

PRODUCT LIABILITY ACCRUAL                                                          19,218                19,218
CONTINGENT LIABILITIES --Note 6                                                         -                     -
STOCKHOLDERS' EQUITY
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued
     Common Stock, par value $1: Authorized shares -
         40,000,000; issued and outstanding 26,916,800                             26,917                26,917
     Additional paid-in capital                                                     2,514                 2,514
     Retained earnings                                                            119,661               117,296
                                                                         -----------------     ------------------
                                                                                  149,092               146,727
                                                                         -----------------     ------------------
                                                                                 $194,835              $189,890
                                                                         =================     ==================

Note:

     The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                                                             Three Months Ended March 31,
                                                                             1997                   1996
                                                                       ----------------------------------------
Firearms sales                                                                  $42,152                $47,560
Castings sales                                                                   12,936                 17,997
                                                                       -----------------      -----------------

Net sales                                                                        55,088                 65,557

Cost of products sold                                                            38,352                 43,089
                                                                       -----------------      -----------------
                                                                                 16,736                 22,468

Expenses:
     Selling                                                                      3,159                  3,166
     General and administrative                                                     876                  1,554
                                                                       -----------------      -----------------
                                                                                  4,035                  4,720
                                                                       -----------------      -----------------
                                                                                 12,701                 17,748

Other income-net, principally interest                                              169                    775
                                                                       -----------------      -----------------

                     INCOME BEFORE INCOME TAXES                                  12,870                 18,523

Income taxes                                                                      5,122                  7,409
                                                                       -----------------      -----------------

                                                                               $  7,748                $11,114
                                     NET INCOME                        =================      =================

Net income per share                                                              $0.29                   $0.41
                                                                                  =====                   =====

Cash dividends per share                                                          $0.20                   $0.20
                                                                                  =====                   =====

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                    Three Months Ended March 31,
                                                                                    1997                 1996
                                                                              ---------------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES                                                 $ 23,722             $ 15,879

INVESTING ACTIVITIES
   Property, plant and equipment additions                                              (1,065)              (1,870)
   Purchases of short-term investments                                                 (43,313)             (41,372)
   Proceeds from sales or maturities of
      short-term investments                                                            31,369               35,819
   Investment in joint venture                                                             (54)              (1,861)
                                                                              ------------------   ------------------
                            Cash used in investing activities                          (13,063)              (9,284)

                                                                              ------------------   ------------------

FINANCING ACTIVITIES
  Dividends paid                                                                        (5,383)              (5,382)
                                                                              ------------------   ------------------
                           Cash used by financing activities                            (5,383)              (5,382)
                                                                              ------------------   ------------------

      INCREASE IN CASH AND CASH EQUIVALENTS                                              5,276                1,213

              Cash and cash equivalents at beginning of period                           2,729                3,633
                                                                              ------------------   ------------------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  8,005             $  4,846
                                                                              ==================   ==================

See notes to condensed consolidated financial statements.

STURM RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1997


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

         Organization: Sturm, Ruger & Company, Inc. ("Company") is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company's design and manufacturing operations are located in the United States. Substantially all sales are domestic. The Company's firearms are sold through a select number of distributors to the sporting and law enforcement markets. Investment castings are sold either directly to or through manufacturers' representatives to companies in a wide variety of industries.

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

NOTE 4--INCOME TAXES

         The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the three months ended March 31, 1997 and 1996 were $.4 million and $2.5 million, respectively.

NOTE 5--NET INCOME PER COMMON SHARE

         Net income per common share is based upon the weighted average number of common shares outstanding during the period.

         On July 24, 1996, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend which was distributed on September 16, 1996 to stockholders of record on August 15, 1996. All share and per share amounts have been adjusted to reflect this split.

NOTE 6--CONTINGENT LIABILITIES

         The Company is a defendant in approximately 16 lawsuits involving product liability claims which allege defective product design and is aware of other product liability claims. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the shooting and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company.

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

         The Company has reported all lawsuits instituted against it through December 31, 1996 and the results of those lawsuits, where terminated, to the S.E.C. on its Form 10-K and Form 10-Q reports, to which reference is hereby made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Consolidated net sales of $55.1 million were achieved by the Company in the first quarter of 1997. This represents a decrease of $10.5 million or 16.0% from the first quarter of 1996 consolidated net sales of $65.6 million.

         Firearms segment net sales were $42.2 million in the first quarter of 1997 compared to $47.6 million in the corresponding 1996 period, a decrease of $5.4 million or 11.4%. Firearms unit shipments decreased 14.7% reflecting continuing reduced overall market demand, particularly in the industry product categories of revolvers and rifles, which are manufactured in the Newport, New Hampshire facility. These reductions were offset somewhat by stronger than expected sales during the quarter of pistols manufactured in the Company's Prescott, Arizona facility. Special incentive programs introduced previously are continuing for discounts of 10% of the sales price of certain pistol models. Additionally, new incentive programs for selected revolver models were introduced for the calendar year 1997, and a special 1% overall incentive program for customers exceeding specific sales targets based on prior year volumes was announced in December 1996 for the marketing year 1997. Shipments also began in limited quantities of certain new firearms models, including the new Ruger Bisley-Vaquero. The Company anticipates sales levels of pistols will exceed 1996 levels for the first 6 months of 1997, while the shipments of rifles and revolvers for the first half of 1997 will be less than the similar period in 1996.

         Casting segment net sales decreased by 28.1% from $18.0 million in the first quarter of 1996 to $12.9 million in the first quarter of 1997. This was due to decreased shipments of Great Big Bertha titanium golf club heads to Callaway Golf Company, Inc. ("Callaway Golf"). In March 1997, the Company announced that it had agreed to stretch out the delivery schedule of golf club heads pursuant to the August 1996 Callaway Golf order from completion in October 1997 to completion in September 1998. In return, the Company was released from the provision of its agreement with Callaway Golf which prohibited the Company from producing titanium golf club heads for any golf club customer other than Callaway Golf. The extension of the delivery times of the August 1996 order will shift some anticipated 1997 revenues into 1998, and therefore will affect 1997 castings sales and operating results. However, the Company feels that this agreement is beneficial as it allows the Company the flexibility to actively seek additional customers for titanium golf club heads while maintaining its current business with Callaway Golf. New business could utilize capacity available at Ruger Investment Casting ("RIC"). The Company is actively pursuing other titanium markets as well as other golf club casting business. The Company anticipates castings sales will remain at first quarter levels through the second quarter of 1997.

         Consolidated cost of products sold for the first quarter of 1997 was $38.4 million compared to $43.1 million for the first quarter of 1996, a decrease of $4.7 million or 11.0%. This was primarily attributable to decreased sales activities by both the firearms and investment casting segments as detailed above.

         Gross profit as a percentage of net sales decreased to 30.4% in the first quarter of 1997 from 34.3% in the comparable 1996 period. The decrease is due to the reduced overall volume of business in both the firearms and castings segments. Although variable costs were reduced during the period in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


response to the changes in sales volumes, the impact of fixed costs associated with operating the Company facilities resulted in reduced gross profit margins from the like period in 1996.

         Selling, general & administrative expenses decreased by 14.5% to $4.0 million in the first quarter of 1997 from $4.7 million in the first quarter of 1996. This decrease reflects lower than anticipated employee benefit plan expenses as well as reduced professional services fees for the period.

         Other income decreased in the first quarter of 1997 compared to the corresponding 1996 period due to the elimination of royalty income related to the licensed use of the "Ruger Titanium"(R) trademark for titanium golf club head castings, as well as reduced earnings on Treasury bill investments.

         The effective income tax rate decreased to 39.8% in the first quarter from 40.0% in the comparable 1996 quarter due to lower state income taxes.

         As a result of the foregoing factors, consolidated net income for the first quarter of 1997 decreased to $7.7 million from $11.1 million for the first quarter of 1996 or by $3.4 million and 30.3%.

Financial Condition

         At March 31, 1997, the Company had cash, cash equivalents and short-term investments of $50.6 million, working capital of $99.2 million and a current ratio of 4.7 to 1.

         Cash provided by operating activities was $23.7 million and $15.9 million for the three months ended March 31, 1997 and 1996 respectively. This change in cash flows is principally a result of reductions in inventories and trade receivables, offset by lower net income from operations.

         The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through March have to be made by April 30. Shipments made in subsequent months have to be paid for within 90 days. Dating plan receivable balances were $5.8 million at March 31, 1997 as compared to $7.4 million at March 31, 1996. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         Capital expenditures during the three months ended March 31, 1997 totaled $1.1 million. For the past two years capital expenditures averaged approximately $2.4 million per quarter. For 1997, the Company expects to spend approximately $8.0 million on capital expenditures to upgrade and modernize equipment at the Newport Firearms, Pine Tree Castings, and Ruger Investment Casting Divisions. Additional funds are committed for the introduction of new metal matrix composite infiltration processes at the Uni-Cast Division. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


         During the quarter, the construction and outfitting of the foundry for Antelope Hills, LLC located in Prescott, Arizona was completed. Antelope Hills, LLC is a joint venture between Callaway Golf and the Company formed to construct and operate an investment casting foundry to produce titanium golf club heads. The Company's investment in this project amounted to approximately $10.6 million at March 31, 1997. Although no orders have been received for production quantities of club heads for this facility, negotiations between the Company and Callaway Golf continue. The Company does not expect any contribution to earnings from the joint venture during the second quarter of 1997.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the Company adopted SFAS No. 128 as of March 31, 1997, the related per share disclosure for both basic and diluted earnings per share would have remained as previously reported for the quarters ended March 31, 1997 and March 31, 1996.

         For the three months ended March 31, 1997 dividends paid totaled $5.4 million. This amount reflects the regular quarterly dividend of $.20 per share paid on March 15, 1997. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

         Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 1997.

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

         The "Brady Law" mandates a nationwide 5-day waiting period prior to the purchase of a handgun. The Company believes that, because its customers are sportsmen, hunters, gun collectors and law enforcement agencies and since 26 states had previously enacted some form of a waiting period prior to purchase, the "Brady Law" has not had a significant effect on the Company's sales of firearms. The Crime Bill took effect on September 13, 1994, but none of the Company's products were banned as so-called "assault weapons." To the contrary, all the Company's then-manufactured long guns were exempted by name as "legitimate sporting firearms." A separate provision of the Crime Bill prohibited production or sale of detachable magazines of over 10-round capacity manufactured after September 13, 1994, other than to law enforcement. Only two such magazines (9mm and .40 caliber) were

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


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

         The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.

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

Forward-Looking Statements and Projections

         The Company may from time to time make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties such as market demand and sales levels of pistols, rifles, and revolvers for the first half of 1997, anticipated castings sales and earnings contributions from the joint venture through the second quarter of 1997, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company, and the impact of future firearms control and environmental legislation, which would cause actual results to differ materially from these projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date made and the Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


"Note 6--Contingent Liabilities" presented in Part I is incorporated herein by reference.

         The following two cases were instituted against the Company during the three months ended March 31, 1997, which involved significant demands for compensatory and/or punitive damages:

         Sheila Southward, etc. et al. Plaintiffs vs. Anthony James Neely, in the Circuit Court of Cook County, Illinois County Department, Law Division on March 3, 1997. The complaint alleges that on or about April 15, 1994, a 9mm pistol held by Neely discharged, resulting in the fatal injury of Maritta Green. Plaintiff is seeking third party damages in an amount equal to the judgment amount (if any) obtained by Green's estate against him for negligently shooting Green.

         M. Keith Clark vs. Sturm, Ruger & Company, Inc., in the United States District Court of South Carolina, Spartanburg Division on February 26, 1997. The complaint alleges that on or about March 6, 1994, the plaintiff suffered injuries to his left calf and right thigh when his .44 magnum revolver discharged when it was allegedly dropped. Actual and punitive damages are demanded.

         During the three months ending March 31, 1997, one previously reported case was settled:

                  Name              Jurisdiction
                  ----              ------------

                  Pierson           Michigan


         This case was settled for an amount within the insurance limits and/or self-insured retention of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -


                  Exhibit 27 - Financial Data Schedule


         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  STURM, RUGER & COMPANY, INC.
                                                  ------------------------------



Date: May 13, 1997                                /s/ ERLE G. BLANCHARD
                                                  ------------------------------
                                                  Erle G. Blanchard
                                                  Principal Financial and
                                                  Accounting Officer,
                                                  Vice President, Controller