Form 10-Q
period 1997-06-30
STURM RUGER & CO INC
filed 1997-08-13
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to


                       Commission file number 001-10435

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

         The number of shares outstanding of the issuer's common stock as of July 31, 1997: Common Stock, $1 par value - 26,916,800.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--June 30, 1997 and
December 31, 1996                                                              3

Condensed consolidated statements of income--Three months ended
June 30, 1997 and 1996; Six months ended June 30, 1997 and 1996                5

Condensed consolidated statements of cash flows--Six months
ended June 30, 1997 and 1996                                                   6

Notes to condensed consolidated financial statements--June 30, 1997            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14
Item 4.  Submission of Matters to a Vote of Security Holders                  15
Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)



                                                     June 30,      December 31,
                                                       1997            1996
                                                    -----------    ------------
                                                    (unaudited)       (Note)
ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                       $  6,374        $  2,729
     Short-term investments                            45,446          30,652
     Trade receivables, less allowances for
         doubtful accounts ($905 and $834) and
         discounts ($249 and $1,095)                   18,814          21,074
     Inventories:
         Finished products                             10,878          11,895
         Materials and products in process             32,984          43,173
                                                     --------        --------
                                                       43,862          55,068
     Deferred income taxes                              7,393           7,949
     Prepaid expenses and other assets                    729           1,690
                                                     --------        --------
                    TOTAL CURRENT ASSETS              122,618         119,162

PROPERTY, PLANT AND EQUIPMENT                         137,280         118,497
     Less allowances for depreciation                 (79,013)        (74,330)
                                                     --------        --------
                                                       58,267          44,167
DEFERRED INCOME TAXES                                   4,063           4,672
INVESTMENT IN JOINT VENTURE (Note 7)                       --          10,586
OTHER ASSETS                                           12,558          11,303
                                                     --------        --------
                                                     $197,506        $189,890
                                                     ========        ========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)




                                                             June 30,      December 31,
                                                              1997             1996
                                                           -----------     ------------
                                                           (unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Trade accounts payable and accrued expenses             $  5,363       $  4,628
     Product safety modifications                                 965          1,302
     Product liability                                          3,000          3,000
     Employee compensation                                     12,026          8,312
     Workers' compensation                                      5,578          6,108
     Income taxes                                                  --            595
                                                             --------       --------
               TOTAL CURRENT LIABILITIES                       26,932         23,945

PRODUCT LIABILITY ACCRUAL                                      19,218         19,218
CONTINGENT LIABILITIES --Note 6                                    --             --
STOCKHOLDERS' EQUITY
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued
     Common Stock, par value $1: Authorized shares -
         40,000,000; issued and outstanding 26,916,800         26,917         26,917
     Additional paid-in capital                                 2,514          2,514
     Retained earnings                                        121,925        117,296
                                                             --------       --------
                                                              151,356        146,727
                                                             --------       --------
                                                             $197,506       $189,890
                                                             ========       ========


Note:

    The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)


                                            Three Months Ended June 30,           Six Months Ended June 30,
                                                1997          1996                   1997           1996
                                            ---------------------------           -------------------------

Firearms sales                                $40,772        $40,107               $ 82,924       $ 87,667
Castings sales                                 13,733         25,819                 26,669         43,816
                                              -------        -------               --------       --------

Net sales                                      54,505         65,926                109,593        131,483

Cost of products sold                          36,397         42,243                 74,749         85,332
                                              -------        -------               --------       --------
                                               18,108         23,683                 34,844         46,151

Expenses:
     Selling                                    3,083          3,622                  6,242          6,788
     General and administrative                 1,847          1,350                  2,723          2,904
                                              -------        -------               --------       --------
                                                4,930          4,972                  8,965          9,692
                                              -------        -------               --------       --------
                                               13,178         18,711                 25,879         36,459

Other income (expense)-net                        (99)           703                     70          1,478
                                              -------        -------               --------       --------

    INCOME BEFORE INCOME TAXES                 13,079         19,414                 25,949         37,937

Income taxes                                    5,431          7,766                 10,553         15,175
                                              -------        -------               --------       --------

          NET INCOME                          $ 7,648        $11,648               $ 15,396       $ 22,762
                                              =======        =======               ========       ========

Net income per share                          $  0.28        $  0.43               $   0.57       $   0.85
                                              -------        -------               --------       --------
Cash dividends per share                      $  0.20        $  0.20               $   0.40       $   0.40
                                              -------        -------               --------       --------


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                                    Six Months Ended June 30,
                                                                       1997            1996
                                                                    -------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                $ 38,152        $ 25,153

INVESTING ACTIVITIES
  Property, plant and equipment additions                              (2,465)         (3,881)
  Purchases of short-term investments                                 (89,596)        (95,560)
  Proceeds from sales or maturities of
      short-term investments                                           74,802          88,594
  Investment in joint venture                                             518          (3,354)
  Purchase of Callaway's interest in joint venture                     (7,000)             --
                                                                     --------        --------
              Cash used in investing activities                       (23,741)        (14,201)
                                                                     --------        --------

FINANCING ACTIVITIES
  Dividends paid                                                      (10,766)        (10,764)
                                                                     --------        --------
              Cash used by financing activities                       (10,766)        (10,764)
                                                                     --------        --------

      INCREASE IN CASH AND CASH EQUIVALENTS                             3,645             188

              Cash and cash equivalents at beginning of period          2,729           3,633
                                                                     --------        --------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  6,374        $  3,821
                                                                     ========        ========



See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1997


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

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

         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE 3--INVENTORIES

         Inventories are valued using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. During 1997, inventory quantities have been reduced. This reduction will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the reduction in inventory levels is expected to remain through year-end, the effect of this liquidation can not be quantified at the present time. However, management believes that the impact will not be material to the financial statements.

NOTE 4--INCOME TAXES

         The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the six months ended June 30, 1997 and 1996 were $10.1 million and $17.1 million, respectively.

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

         The Company has reported all lawsuits instituted against it through March 31, 1997 and the results of those lawsuits, where terminated, to the S.E.C. on its Form 10-K and Form 10-Q reports, to which reference is hereby made.

NOTE 7--ANTELOPE HILLS

         In 1995, the Company entered into a joint venture agreement with Callaway Golf Company, Inc. ("Callaway") to construct and operate a foundry for the production of golf club heads investment cast in titanium. The joint venture, named Antelope Hills, LLC ("Antelope Hills"), was owned 50% by the Company and 50% by Callaway. On June 25, 1997, the Company purchased Callaway's interest in Antelope Hills for $7 million, an amount approximating Callaway's equity in the venture. As a result, Antelope Hills is now a wholly-owned subsidiary of the Company and is consolidated in the Condensed Consolidated Balance Sheet as of June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Consolidated net sales of $54.5 million and $109.6 million were achieved by the Company for the three and six months ended June 30, 1997. This represents a decrease of 17.3% and 16.6% from the respective 1996 consolidated net sales amounts of $65.9 million and $131.5 million.

         Firearms segment net sales increased by $0.7 million or 1.7% in the second quarter to $40.8 million from $40.1 in the prior year. For the six months ended June 30, 1997, firearms segment net sales decreased by $4.7 million or 5.4% to $82.9 million, compared to the corresponding 1996 period. Firearms unit shipments increased 0.4% in the quarter but remained below shipments for the six months period ended June 30, 1996. The slight increase in the quarter reflects continuing strong demand for the rimfire and centerfire pistols offset by reduced overall market demand, particularly for certain revolvers and rifles. Special incentive programs introduced previously are continuing for discounts of 10% of the sales price of certain pistol models. Additionally, new incentive programs for selected revolver models were introduced for the calendar year 1997, and a special 1% overall incentive program for customers exceeding specific sales targets based on prior year volumes was announced in December 1996 for the marketing year 1997. Shipments of certain new firearms models, including the new Ruger Bisley-Vaquero revolver, continued to grow during the second quarter. The Company anticipates 1997 sales levels of pistols will exceed 1996 levels, while the overall shipments of rifles and revolvers for 1997 will fall short of 1996.

         Casting segment net sales decreased by 46.8% and 39.1% to $13.7 million and $26.7 million, respectively, in the three and six months ended June 30, 1997 from $25.8 million and $43.8 million in the comparable 1996 periods. This was due to decreased shipments of titanium golf club heads to Callaway Golf Company, Inc. ("Callaway") during the first half of 1997 as a result of the Company's March 1997 agreement with Callaway to "stretch out" the delivery schedule of golf club heads pursuant to the August 1996 order from completion in October 1997 to completion in September 1998. In return, the Company was released from the provision in its agreement with Callaway which prohibited the Company from producing titanium golf club heads for any other golf club customer. The Company feels that this agreement is beneficial as it allows it the flexibility to actively seek additional customers for titanium golf club heads while maintaining its current business with Callaway. The original extension of delivery times adversely affected first quarter, and thereby six months casting sales, and was expected to shift some 1997 revenues into 1998. However, in June Callaway again revised its delivery schedule, but reversed its previously requested "stretch out", accelerating it to more closely resemble the original delivery terms. Casting segment net sales are expected to increase significantly in the third quarter from the levels achieved in the first half of 1997 as a result of this acceleration. Also, in June 1997 in conjunction with the Company's purchase of Callaway's 50% interest in Antelope Hills, LLC ("Antelope Hills"), a former joint venture of the two entities, Callaway agreed to order an additional 1 million cast titanium golf club heads, over and above the present orders, commencing when the present order is completed in early 1998. The Company continues to actively pursue other titanium markets as well as other golf club casting business.

         Consolidated cost of products sold for the second quarter and the six months ended June 30, 1997 were $36.4 million and $74.7 million compared to $42.2 million and $85.3 million in the corresponding 1996 periods, respectively, representing a decrease of 13.8% and 12.4%, respectively. This was primarily attributable to decreased sales activities by the investment casting segment during the quarter and by both the firearms and investment casting segments during the six months ended June 30, 1997, as detailed above. During 1997, inventory quantities have been reduced which will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the reduction in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


inventory levels is expected to remain through year-end, the effect of this liquidation on costs of products sold can not be quantified at the present time. However, management believes that the impact will not be material to the financial statements.

         Gross profit as a percentage of net sales decreased to 33.2% in the current quarter from 35.9% in the second quarter of 1996 and decreased to 31.8% in the current six month period from 35.1% in the same period of 1996. The decrease is due to the reduced overall volume of business in the castings segments and pricing pressures created by the softening demand in the firearms market. Although variable costs were reduced during the periods in response to the changes in sales volumes, the impact of fixed costs associated with operating the Company's facilities resulted in reduced gross profit margins from the like period in 1996.

         Selling, general & administrative expenses decreased by 0.8% to $4.9 million and 7.5% to $9.0 million, respectively, in the second quarter and six months ended June 30, 1997 from $5.0 million and $9.7 million, in the comparable 1996 periods. The decrease reflects lower than anticipated employee related expenses as well as reduced professional services fees for the period, particularly in the first quarter.

         Other income (expense)-net decreased in 1997 compared to the corresponding 1996 periods due to the fixed costs incurred in 1997 at Antelope Hills, which was in development in 1996, the elimination of royalty income related to the licensed use by Callaway of the "Ruger Titanium"(R) trademark for titanium golf club head castings which ceased in 1996, as well as reduced earnings on Treasury bill investments.

         The effective income tax rate increased to 41.5% and 40.7% in the second quarter and six months ended June 30, 1997 from 40.0% in the corresponding 1996 periods due to increased state income taxes.

         As a result of the foregoing factors, consolidated net income for the three and six months ended June 30, 1997 decreased to $7.6 million and $15.4 million, respectively, from $11.6 million and $22.8 million for the three and six months ended June 30, 1996, representing decreases of $4.0 million or 34.3% and $7.4 million or 32.4%, respectively.

Financial Condition

         At June 30, 1997, the Company had cash, cash equivalents and short-term investments of $51.8 million, working capital of $95.7 million and a current ratio of 4.6 to 1.

         Cash provided by operating activities was $38.2 million and $25.2 million for the six months ended June 30, 1997 and 1996, respectively. This change in cash flows is principally a result of reductions in inventories and trade receivables, increases in the employee compensation liability, offset by lower net income.

         The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through March have to be made by April 30. Shipments made in subsequent months

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


have to be paid for within 90 days. Dating plan receivable balances were $5.1 million at June 30, 1997 compared to $7.1 million at June 30, 1996. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         Capital expenditures during the six months ended June 30, 1997 totaled $2.5 million. For the past two years capital expenditures averaged approximately $2.1 million per quarter. For 1997, the Company expects to spend approximately $7.5 million on capital expenditures to upgrade and modernize equipment at the Newport Firearms, Pine Tree Castings, and Ruger Investment Casting Divisions. Additional funds are committed for the introduction of new metal matrix composite infiltration processes at the Uni-Cast Division. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         During the first quarter of 1997, the construction and outfitting of the foundry for Antelope Hills was completed. As previously noted, the Company purchased Callaway Golf's 50% interest in Antelope Hills in June 1997. Antelope Hills is now a wholly-owned subsidiary of the Company and operations are commencing at that facility.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the Company adopted SFAS No. 128 as of June 30, 1997 the related per share disclosure for both basic and diluted earnings per share would have remained as previously reported for the quarters and six months ended June 30, 1997 and June 30, 1996.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." While the Company is studying the application of the disclosure provision, it does not expect either of these statements to affect its financial position or results of operations.

         For the six months ended June 30, 1997 dividends paid totaled $10.8 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March and June 1997. On July 25, 1997, the Company declared a regular quarterly dividend of $.20 per share payable on September 15, 1997. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

         Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt.
The Company does not anticipate any need for external financing through 1997.

         The purchase of firearms is subject to federal, state and local governmental regulations. The basic federal laws are the National Firearms Act and the Federal Firearms Act. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons, other than for the law enforcement market, and holds all necessary licenses under these federal laws. From time to time, congressional committees review proposed bills relating to the regulation of firearms. These proposed bills generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. Several states currently have laws in effect similar to the aforementioned legislation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


Forward-Looking Statements and Projections

         The Company may from time to time make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand and sales levels of firearms for the second half of 1997, anticipated castings sales and earnings contributions from the Foundry operations through the third quarter of 1997, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company, and the impact of future firearms control and environmental legislation, which would cause actual results to differ materially from these projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date made and the Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


"Note 6--Contingent Liabilities" presented in Part I is incorporated herein by reference.

         The following case was instituted against the Company during the three months ended June 30, 1997, which involved significant demands for compensatory and/or punitive damages:

         Robert Alston, Plaintiff vs. City of Camden et al., Third Party Plaintiffs vs. Michael's of Oregon Co. d/b/a Uncle Mike's, Sturm, Ruger & Company, Inc., John Visintini and Bill Quinn in the Superior Court of New Jersey, Camden County Law Division. The complaint, which was filed on May 30, 1997, alleges that on or about July 7, 1993, a 9mm pistol manufactured by the Company allegedly discharged when it dropped out of Officer Ron Conley's holster, resulting in injuries to Alston's left leg and pelvis. Plaintiff is seeking third party damages in an amount equal to the judgment amount (if any) obtained by Alston.

         During the three months ending June 30, 1997, one previously reported case was settled:

                  Name              Jurisdiction

                  Davidson          Mississippi

         This case was settled for an amount within the insurance limits and/or self-insured retention of the Company.

         The previously reported case of Hart vs. Company (West Virginia) was dismissed by the trial court on motion for summary judgment by the Company for failure to state a cause of action. No appeal was taken.

         In the previously reported cases of Lovett and Thomas (Michigan), summary judgments in favor of the Company were affirmed on appeal by the Michigan Court of Appeals. Additionally, the court held that the plaintiff's appeals were vexatious because they were taken without any basis in the law. The Plaintiff is appealing these decisions to the Michigan Supreme Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1997 Annual Meeting of the Stockholders of the Company was held on May 20, 1997. the table below sets forth the results of the votes taken at the 1997 Annual Meeting:

         1.                                              Votes
             Election of Directors     Votes For       Withheld
             ---------------------     ---------       --------
             William B. Ruger          25,166,812      164,698
             William B. Ruger, Jr.     25,166,806      164,704
             Gerald W. Bersett         25,167,668      163,842
             Richard T. Cunniff        25,154,368      177,142
             Townsend Hornor           25,155,368      176,142
             Paul X. Kelley            25,164,021      167,489
             John M. Kingsley, Jr.     25,167,068      164,442
             James E. Service          25,159,516      171,994
             Stanley B. Terhune        25,155,768      175,742


             As nominated at the Annual Meeting held May 20, 1997:

             Rick Gray                      1,973            0

         2.  Ratification of Ernst & Young as Auditors for 1997:

             Votes For            Votes Against             Votes Withheld
             ---------            -------------             --------------
             25,217,550             40,056                      73,904

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits -

               Exhibit 27 - Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       STURM, RUGER & COMPANY, INC.





Date:  August 13, 1997                 /s/ Erle G. Blanchard
                                       ---------------------------------
                                       Erle G. Blanchard
                                       Principal Financial and
                                       Accounting Officer,
                                       Vice President, Controller