Form 10-Q
period 1997-09-30
STURM RUGER & CO INC
filed 1997-11-13
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from_______________ to _______________

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


                                 (203) 259-7843
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such requirements for the past 90 days.  Yes  X       No
                                               -----        -----

                  The number of shares outstanding of the issuer's common stock as of October 31, 1997: Common Stock, $1 par value - 26,922,800.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--September 30, 1997 and
December 31, 1996                                                                3

Condensed consolidated statements of income--Three months ended September 30,
1997 and 1996; Nine months ended September 30, 1997 and 1996                     5

Condensed consolidated statements of cash flows--Nine months ended
September 30, 1997 and 1996                                                      6

Notes to condensed consolidated financial statements--September 30, 1997         7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                      9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      14
Item 6.  Exhibits and Reports on Form 8-K                                       15

SIGNATURES                                                                      16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)



                                                         September 30,  December 31,
                                                             1997           1996
                                                           ---------     ---------
                                                          (unaudited)     (Note)
ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                             $   5,215     $   2,729
     Short-term investments                                   48,475        30,652
     Trade receivables, less allowances for
         doubtful accounts ($775 and $834) and
         discounts ($91 and $1,095)                           14,579        21,074
     Inventories:
         Finished products                                    12,840        11,895
         Materials and products in process                    31,285        43,173
                                                           ---------     ---------
                                                              44,125        55,068
     Deferred income taxes                                     7,056         7,949
     Prepaid expenses and other assets                         1,786         1,690
                                                           ---------     ---------
                   TOTAL CURRENT ASSETS                      121,236       119,162

PROPERTY, PLANT AND EQUIPMENT                                138,066       118,497
     Less allowances for depreciation                        (81,364)      (74,330)
                                                           ---------     ---------
                                                              56,702        44,167
DEFERRED INCOME TAXES                                          4,198         4,672
INVESTMENT IN JOINT VENTURE (Note 7)                              --        10,586
OTHER ASSETS                                                  12,547        11,303
                                                           ---------     ---------
                                                           $ 194,683     $ 189,890
                                                           =========     =========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)



                                                           September 30,  December 31,
                                                               1997           1996
                                                             --------       --------
                                                            (unaudited)      (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Trade accounts payable and accrued expenses             $  4,944       $  4,628
     Product safety modifications                                 947          1,302
     Product liability                                          3,000          3,000
     Employee compensation                                     10,574          8,312
     Workers' compensation                                      5,056          6,108
     Income taxes                                                  --            595
                                                             --------       --------
                            TOTAL CURRENT LIABILITIES          24,521         23,945

PRODUCT LIABILITY ACCRUAL                                      19,218         19,218
CONTINGENT LIABILITIES --Note 6                                    --             --
STOCKHOLDERS' EQUITY
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued
     Common Stock, par value $1: Authorized shares -
         40,000,000; issued and outstanding 26,922,800         26,923         26,917
     Additional paid-in capital                                 2,633          2,514
     Retained earnings                                        121,388        117,296
                                                             --------       --------
                                                              150,944        146,727
                                                             --------       --------
                                                             $194,683       $189,890
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

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)




                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                    --------------------    --------------------
                                      1997        1996        1997        1996
                                    --------    --------    --------    --------
Firearms sales                      $ 27,704    $ 32,814    $110,628    $120,481
Castings sales                        19,522      15,222      46,191      59,038
                                    --------    --------    --------    --------

Net sales                             47,226      48,036     156,819     179,519

Cost of products sold                 34,874      34,941     109,623     120,273
                                    --------    --------    --------    --------
                                      12,352      13,095      47,196      59,246

Expenses:
     Selling                           3,185       3,036       9,427       9,824
     General and administrative        1,489       1,473       4,212       4,377
                                    --------    --------    --------    --------
                                       4,674       4,509      13,639      14,201
                                    --------    --------    --------    --------
                                       7,678       8,586      33,557      45,045

Other income-net                         396         856         466       2,334
                                    --------    --------    --------    --------

    INCOME BEFORE INCOME TAXES         8,074       9,442      34,023      47,379

Income taxes                           3,226       3,777      13,779      18,952
                                    --------    --------    --------    --------

                                    $  4,848    $  5,665    $ 20,244    $ 28,427
   NET INCOME
                                    ========    ========    ========    ========

Net income per share                $   0.18    $   0.21    $   0.75    $   1.06
                                    ========    ========    ========    ========

Cash dividends per share            $   0.20    $   0.20    $   0.60    $   0.60
                                    ========    ========    ========    ========

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)



                                                              Nine Months Ended September 30,
                                                                    1997          1996
                                                                  ---------     ---------
CASH PROVIDED BY OPERATING ACTIVITIES                             $  46,194     $  31,721

INVESTING ACTIVITIES
  Property, plant and equipment additions                            (3,252)       (5,799)
  Purchases of short-term investments                              (125,511)     (135,246)
  Proceeds from sales or maturities of
      short-term investments                                        107,688       131,310
  Investment in joint venture                                           518        (5,244)
  Purchase of Callaway's interest in joint venture                   (7,000)           --
                                                                  ---------     ---------
              Cash used in investing activities                     (27,557)      (14,979)

                                                                  ---------     ---------

FINANCING ACTIVITIES
  Dividends paid                                                    (16,151)      (16,148)
                                                                  ---------     ---------
              Cash used in financing activities                     (16,151)      (16,148)

                                                                  ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                 2,486           594

              Cash and cash equivalents at beginning of period        2,729         3,633
                                                                  ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                          $   5,215     $   4,227
                                                                  =========     =========

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1997


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

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

         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE 3--INVENTORIES

         Inventories are valued using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. During 1997, inventory quantities have been reduced. This reduction has resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. For the nine months ended September 30, 1997 the effect of the liquidation of LIFO inventories was a decrease to cost of products sold of $0.6 million. This favorable adjustment to cost of products sold is based on projected year-end inventory levels and management's estimate of the Company's current year inflationary rate.

NOTE 4--INCOME TAXES

         The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the nine months ended September 30, 1997 and 1996 were $13.4 million and $21.1 million, respectively.

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

NOTE 6--CONTINGENT LIABILITIES

         The Company is a defendant in approximately 17 lawsuits involving product liability claims which allege defective product design and is aware of other product liability claims. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the shooting and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company.

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

         The Company has reported all lawsuits instituted against it through June 30, 1997 and the results of those lawsuits, where terminated, to the S.E.C. on its Form 10-K and Form 10-Q reports, to which reference is hereby made.

NOTE 7--ANTELOPE HILLS

         In 1995, the Company entered into a joint venture agreement with Callaway Golf Company, Inc. ("Callaway") to construct and operate a foundry for the production of golf club heads investment cast in titanium. The joint venture, named Antelope Hills, LLC ("Antelope Hills"), was owned 50% by the Company and 50% by Callaway. On June 25, 1997, the Company purchased Callaway's interest in Antelope Hills for $7 million, an amount approximating Callaway's equity in the venture. As a result, Antelope Hills is now a wholly-owned subsidiary of the Company and is consolidated in the Condensed Consolidated Balance Sheet as of September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Consolidated net sales of $47.2 million and $156.8 million were achieved by the Company for the three and nine months ended September 30, 1997. This represents a decrease of 1.7% and 12.6% from the respective 1996 consolidated net sales amounts of $48.0 million and $179.5 million.

         Firearms segment net sales decreased by $5.1 million or 15.6% in the third quarter to $27.7 million from $32.8 in the prior year. For the nine months ended September 30, 1997, firearms segment net sales decreased by $9.9 million or 8.2% to $110.6 million, compared to the corresponding 1996 period. Firearms unit shipments for the quarter ended September 30, 1997 decreased 18.7% from the like 1996 quarter due to reduced demand for rifles and pistols partially offset by increased demand for revolvers. For the nine month period ended September 30, 1997 unit shipments decreased 10.7% reflecting reductions in rifles and revolvers offset by increases in pistols and shotguns. Special incentive programs introduced previously are continuing for discounts of 10% of the sales price of certain pistol models. Additionally, new incentive programs for selected revolver models were introduced for the calendar year 1997, and a special 1% overall incentive program for customers exceeding specific sales targets based on prior year volumes was announced in December 1996 for the marketing year 1997. Shipments of certain new firearms models, including the new Ruger Bisley-Vaquero revolver, continued to grow during the third quarter. The Company anticipates 1997 sales levels of pistols will exceed 1996 levels, while the overall shipments of rifles and revolvers for 1997 will fall short of 1996.

         Casting segment net sales increased by 28.2% to $19.5 million in the three months ended September 30, 1997 from $15.2 million in the third quarter of 1996. For the nine months ended September 30, 1997, casting segment net sales decreased 21.8% or $12.8 million to $46.2 million The decrease in the year-to-date casting sales was due to decreased shipments of titanium golf club heads to Callaway Golf Company, Inc. ("Callaway") during the first half of 1997. Shipments to Callaway have increased during the third quarter resulting in increased casting sales. Also, in June 1997 in conjunction with the Company's purchase of Callaway's 50% interest in Antelope Hills, LLC ("Antelope Hills"), a former joint venture of the two entities, Callaway agreed to order an additional 1 million cast titanium golf club heads, over and above the present orders, commencing when the present order is completed in early 1998. The Company continues to actively pursue other titanium markets as well as other golf club casting business.

         Consolidated cost of products sold for the third quarter and the nine months ended September 30, 1997 were $34.9 million and $109.6 million compared to $34.9 million and $120.3 million in the corresponding 1996 periods, respectively, representing a decrease of 0.2% and 8.9%, respectively. This was primarily attributable to decreased sales activities by the firearms segment offset by increased investment casting segment sales during the third quarter and decreased sales activities by both the firearms and investment casting segments during the nine months ended September 30, 1997, as detailed above. During 1997, inventory quantities have been reduced which will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. The effect of this liquidation was a reduction of cost of products sold of $0.6 million during the nine months ended September 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED



         Gross profit as a percentage of net sales decreased to 26.2% in the current quarter from 27.3% in the third quarter of 1996 and decreased to 30.1% in the current nine month period from 33.0% in the same period of 1996. The decrease is due to the reduced overall volume of business in both the firearms and investment castings segments coupled with pricing pressures in both markets. Although variable costs were reduced during the periods in response to the changes in sales volumes, the impact of fixed costs associated with operating the Company's facilities resulted in reduced gross profit margins from the like periods in 1996.

         Selling, general & administrative expenses increased by 3.7% to $4.7 million from $4.5 million in the third quarter and decreased by 4.0% to $13.6 million from $14.2 million in the nine months ended September 30, 1997.

         Other income-net decreased in 1997 compared to the corresponding 1996 periods due to the fixed costs incurred in 1997 at Antelope Hills, which was in development in 1996, the elimination of royalty income related to the licensed use by Callaway of the "Ruger Titanium"(R) trademark for titanium golf club head castings which ceased in 1996, as well as reduced earnings on Treasury bill investments.

         The effective income tax rates of 40.0% and 40.5% in the third quarter and nine months ended September 30, 1997 are consistent with the tax rate of 40.0% in the corresponding 1996 periods .

         As a result of the foregoing factors, consolidated net income for the three and nine months ended September 30, 1997 decreased to $4.8 million and $20.2 million, respectively, from $5.7 million and $28.4 million for the three and nine months ended September 30, 1996, representing decreases of $0.8 million or 14.4% and $8.2 million or 28.8%, respectively.

Financial Condition

         At September 30, 1997, the Company had cash, cash equivalents and short-term investments of $53.7 million, working capital of $96.7 million and a current ratio of 5.0 to 1.

         Cash provided by operating activities was $46.2 million and $31.7 million for the nine months ended September 30, 1997 and 1996, respectively. This change in cash flows is principally a result of reductions in inventories and trade receivables, and the increase in the employee compensation accrual, offset by lower net income.

         The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through March have to be made by April 30. Shipments made in subsequent months have to be paid for within 90 days. Dating plan receivable balances were $3.1 million at September 30, 1997 compared to $4.5 million at September 30, 1996. The Company has reserved the right to discontinue the dating plan at any time.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

         Capital expenditures during the nine months ended September 30, 1997 totaled $3.3 million. For the past two years capital expenditures averaged approximately $1.8 million per quarter. For the fourth quarter of 1997, the Company expects to spend approximately $2.5 million on capital expenditures to upgrade and modernize equipment at the Newport Firearms, Pine Tree Castings, and Ruger Investment Casting Divisions and to continue to develop the infrastructure at the Uni-Cast Division related to the introduction of the new metal matrix composite infiltration processes. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         During the first quarter of 1997, the construction and outfitting of the foundry for Antelope Hills was completed. As previously noted, the Company purchased Callaway Golf's 50% interest in Antelope Hills in June 1997. Antelope Hills is now a wholly-owned subsidiary of the Company and operations have commenced at that facility.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the Company adopted SFAS No. 128 as of September 30, 1997 the related per share disclosure for both basic and diluted earnings per share would have remained as previously reported for the quarters and nine months ended September 30, 1997 and 1996.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." While the Company is studying the application of these disclosure provisions, it does not expect either of these statements to affect its financial position or results of operations.

         For the nine months ended September 30, 1997 dividends paid totaled $16.2 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March, June and September 1997. On October 29, 1997, the Company declared a regular quarterly dividend of $.20 per share payable on December 15, 1997. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


Forward-Looking Statements and Projections

         The Company may from time to time make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings contributions from the Foundry operations, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company, and the impact of future firearms control and environmental legislation, which would cause actual results to differ materially from these projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date made and the Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


"Note 6--Contingent Liabilities" presented in Part I is incorporated herein by reference.

         The following four* cases were instituted against the Company during the three months ended September 30, 1997, which involved significant demands for compensatory and/or punitive damages:

         *Iris Prosper, Guardian Ad Litem of Erica Prosper, Yessenia Prosper and April Prosper, infants, and Iris Prosper, Individually vs. Accu-tek et. al., in the United States District Court, Eastern District of New York. The complaint, which was filed on May 13, 1997, and served on August 27, 1997, alleges that on or about May 16, 1994, the plaintiff's decedent was intentionally injured by a criminal utilizing a product allegedly manufactured by some of or all 61 defendants, allegedly including the Company. Compensatory, exemplary and punitive damages in an amount to be determined at trial are demanded.

         *Gladys Gerena Administratrix of the Estate of Shawn Johnson, Deceased, and Individually; Kenneth McLaughlin, III vs. Accu-tek et. al., in the United States District Court, Eastern District of New York. The complaint, which was filed on July 24, 1997, alleges that on or about September 1, 1995, Johnson suffered a fatal criminal assault, and on or about June 30, 1996, McLaughlin suffered injuries as a result of an intentional criminal act by unnamed assailants. Both instances occurred utilizing products allegedly manufactured by some of or all 61 defendants, allegedly including the Company. Compensatory, exemplary, and punitive damages in an amount to be determined at trial are demanded.

         Stephen W. Whaley vs. Sturm, Ruger & Company, Inc. and Pay N'Save, in the Superior Court for the State of Alaska, Third Judicial District. The complaint, which was filed on July 1, 1997, alleges that on or about August 21, 1996, a .338 caliber rifle manufactured by the Company allegedly discharged while he was handling it, resulting in injuries to his right hand. Plaintiff is seeking compensatory and punitive damages in the amount of $1,750,000.

         Thad C. Cummins vs. Sturm, Ruger & Company, Inc., Harvey DeAndre and Michelle Doss, in the Iowa District Court for Webster County. The complaint, which was filed on September 2, 1997, alleges that on or about March 11, 1995, DeAndre and Doss used a .22 Ruger pistol to intentionally assault the plaintiff, resulting in facial injuries. Compensatory and punitive damages plus interest and costs are demanded in an amount to be proven at trial.

         *Since these two cases involve the same issues as the previously reported case of Hamilton vs. Accu-tek et. al. (NY), and have been brought in the same court by the same attorney, they will be reported as part of the Hamilton case.

         During the three months ending September 30, 1997, there were no previously reported cases settled.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -

                  Exhibit 27 - Financial Data Schedule

(b) The Company filed a report on Form 8-K dated July 7, 1997 related to the Company's purchase of Callaway Golf's 50% interest in Antelope Hills, LLC on June 25, 1997.

                          STURM, RUGER & COMPANY, INC.

             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STURM, RUGER & COMPANY, INC.





Date: November 13, 1997             /S/ ERLE G. BLANCHARD
      -----------------             --------------------------------------------
                                    Erle G. Blanchard
                                    Principal Financial and
                                    Accounting Officer,
                                    Vice President, Controller