Form 10-K405
period 1997-12-31
STURM RUGER & CO INC
filed 1998-03-23
CIK 95029

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                 (203) 259-7843
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                ---------------                       -------------------------------------

           COMMON STOCK, $1 PAR VALUE                        NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1998:

                   Common Stock, $1 par value -- $374,646,933

     The number of shares outstanding of the issuer's common stock as of March 14, 1998:

                    Common Stock, $1 par value -- 26,910,720

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I, II and IV of this Report.

     Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 12, 1998 are incorporated by reference into Part III of this Report.
================================================================================

                                     PART I

ITEM  1 -- BUSINESS

     The Company is principally engaged in the design, manufacture, and sale of firearms and precision metal investment castings. The Company is the only U.S. firearms manufacturer which offers products in all four industry categories (rifles, shotguns, pistols, and revolvers) and believes that it is the largest U.S. firearms manufacturer, based on data reported in the Bureau of Alcohol, Tobacco and Firearms' 1996 Annual Firearms Manufacturing and Exportation Report ("BATF Data"). The Company, which has been profitable every year since 1950, believes it has a preeminent reputation among sportsmen, hunters, and gun collectors for technical innovation and quality construction, based on reports in industry and business publications. The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.

     The Company's firearms, which are sold under the "Ruger" name and trademark, consist of single-shot, autoloading, bolt action, lever action, and muzzleloading rifles in a broad range of hunting calibers; shotguns in three gauges; .22 caliber rimfire autoloading pistols and centerfire autoloading pistols in various calibers; and single-action and double-action revolvers in various calibers. The Company manufactures a wide range of high quality products and does not manufacture inexpensive concealable firearms, sometimes known as "Saturday Night Specials," "Junk Guns," or any firearm included on the list of "assault weapons" which was part of anti-crime legislation enacted by Congress in 1994.

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

     In 1997, the Company introduced several new firearms. The new Ruger 77/50 Muzzleloading rifle, in .50 caliber, adds an entirely new product line to meet the demand created by the rapid growth of the sport of hunting with muzzleloading firearms. This rifle is available in several models, and substantial shipments have already commenced. The compact Ruger 77/44 Bolt Action Rifle offers the power of a .44 magnum, but through new engineering design is virtually the same size and weight of our compact .22 caliber bolt action rifle. As with the 77/50, this model is also in production and is appearing at retail dealers. The Ruger Carbine is an autoloading rifle which uses pistol ammunition. Other firearms introduced in 1997 include the Ruger M-77 Mark II stainless rifle with a laminated wooden stock, the Ruger 10/22 "All-Weather" rifle featuring a stainless steel barrel and synthetic stock, and the Ruger 22/45 P-4 Target Pistol with a heavy barrel. Finally, the Ruger Bisley-Vaquero, a gun that combines the Ruger New Model single-action transfer bar mechanism with traditional styling, has enjoyed the strongest demand and sales of all the new products in 1997. The Company continues its commitment to the development and introduction of new models of firearms in appropriate product categories.

     The Company is also engaged in the manufacture of titanium, ferrous, and aluminum investment castings for a wide variety of markets including sporting goods, commercial, and military. In 1997 and 1996, the

Company's foremost investment castings product was titanium "Great Big Bertha" and "Biggest Big Bertha" golf club heads for Callaway Golf Company, Inc. ("Callaway Golf").

     In 1995, the Company entered into a joint venture agreement with Callaway Golf to construct and operate a foundry for the production of golf club heads investment cast in titanium. The joint venture, named Antelope Hills, LLC ("Antelope Hills") was owned 50% by the Company and 50% by Callaway Golf. During the first quarter of 1997 the construction of Antelope Hills was substantially completed. In June 1997, the Company purchased the 50% interest in Antelope Hills, LLC owned by Callaway Golf. In 1998, the Company will begin producing titanium golf club heads for Karsten Manufacturing ("Ping"), and will continue to pursue other titanium markets, as well as other golf club casting business.

     For the years ended December 31, 1997, 1996, and 1995, net sales attributable to the Company's firearms operations were approximately 68%, 67%, and 81%, respectively, of total net sales. The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations. Further information regarding industry segment data is incorporated by reference to pages 20 and 21 of the Company's 1997 Annual Report to Stockholders.

PRODUCTS -- FIREARMS

     The Company presently manufactures 28 different types of firearm products in four industry categories: rifles, shotguns, pistols, and revolvers. Most are available in several models based upon caliber, finish, barrel length, and other features.

     Rifles -- A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. The Company presently manufactures eleven different types of rifles: the M77 Mark II, the M77 Mark II Magnum, the 77/22, the 77/44, the 10/22, the Model 96, the Mini-14, the Mini Thirty, the Ruger Carbine, the No. 1 Single-Shot, and the 77/50 Muzzle Loader. Sales of rifles by the Company accounted for approximately $67.7 million, $77.0 million, and $76.5 million of revenues for the years 1997, 1996, and 1995, respectively.

     Shotguns -- A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. The Company presently manufactures two different types of over-and-under shotguns: the Red Label available in 12, 20, and 28 gauge, and the Woodside available in 12 gauge. Most of the Red Label models are available in special Sporting Clays and English Field versions. Sales of shotguns by the Company accounted for approximately $9.3 million, $7.6 million, and $4.7 million of revenues for the years 1997, 1996, and 1995, respectively.

     Pistols -- A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The Company presently manufactures three different types of pistols, the Ruger Mark II .22 caliber in Standard, Competition, and Target models, the Ruger 22/45, and the P-Series centerfire autoloading pistols in various calibers, configurations, and finishes. Sales of pistols by the Company accounted for approximately $33.6 million, $30.3 million, and $37.0 million of revenues for the years 1997, 1996, and 1995, respectively.

     Revolvers -- A revolver is a handgun which has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. The Company presently manufactures eight different types of single-action revolvers: the New Model Super Single-Six, the New Model .32 Magnum Super Single-Six, the New Model Blackhawk, the New Model Super Blackhawk, the Vaquero, the Ruger Bisley, the Old Army Cap & Ball, and the New Bearcat. The Company presently manufactures four different types of double-action revolvers: the SP101, the GP100, the Redhawk, and the Super Redhawk. Sales of revolvers by the Company accounted for approximately $28.5 million, $31.5 million, and $34.8 million of revenues for the years 1997, 1996, and 1995, respectively.

     The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $2.8 million, $2.4 million, $2.6 million of revenues for the years 1997, 1996, and 1995, respectively.

PRODUCTS -- INVESTMENT CASTINGS

     The investment castings products currently manufactured by the Company consist of titanium, ferrous (both chrome-moly and stainless), and aluminum. Sales of golf club heads to Callaway Golf approximated 76%, 80%, and 62% of casting revenues for the years 1997, 1996, and 1995. The remaining revenue represents parts sold to unrelated third parties for a wide variety of industries including sporting goods, commercial, and military.

     Ruger Investment Casting ("RIC"), which includes the Antelope Hills foundry, is located in Prescott, Arizona and engineers and produces titanium, ferrous, and aluminum castings. This facility's manufacturing activity during 1997, 1996, and 1995 for outside customers consisted primarily of producing titanium "Great Big Bertha" and "Biggest Big Bertha" golf club heads for Callaway Golf. Sales of golf club heads to Callaway Golf accounted for approximately $51.6 million, $59.7 million, and $23.1 million of revenues during 1997, 1996, and 1995, respectively.

     The Pine Tree Castings Division of the Company, located in Newport, New Hampshire, engineers and produces ferrous castings for a wide range of commercial customers.

     The Company's Uni-Cast Division, located in Manchester, New Hampshire, engineers and produces primarily large complex aluminum castings for a number of prime defense contractors. Uni-Cast is also involved with research and development of composite metal matrix materials and products.

     Sales from the Company's investment castings operations (excluding intercompany transactions) accounted for approximately $67.5 million, $74.5 million, and $36.8 million, or 32%, 33%, and 19% of the Company's total net sales for 1997, 1996, and 1995, respectively.

MANUFACTURING

     Firearms -- The Company produces most rifles, and all shotguns and revolvers at the Newport, New Hampshire facility. Some rifles and all pistols are produced at the Prescott, Arizona facility.

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

     Third parties supply the Company with various raw materials for its firearms, such as fabricated steel components, walnut, birch, maple and laminated lumber for rifle and shotgun stocks, various synthetic products and other component parts. These raw materials and component parts are readily available from multiple sources at competitive prices.

     All assembly, inspection, and testing of firearms manufactured by the Company is performed at the Company's manufacturing facilities. Every firearm, including every chamber of every revolver, manufactured by the Company is test-fired prior to shipment.

     Investment Castings -- The Company manufactures all of its precision investment castings products at one of its three investment castings facilities. To produce a product by the investment castings method, a wax model of the part is created and coated ("invested") with several layers of ceramic material. The shell is then heated to melt the interior wax which is poured off, leaving a hollow mold. To cast the desired part, molten metal is poured into the mold and allowed to cool and solidify. The mold is then broken off to reveal a near net shape cast metal part.

     Titanium investment castings products are manufactured by the Company's RIC Division located in Prescott, Arizona. This facility has the capabilities of producing ferrous and aluminum investment castings. The Company's purchase of Callaway Golf's interest in Antelope Hills, which doubles the production capacity for titanium products of RIC, makes this one of the largest investment castings facilities in the Southwest. Capital expenditures of $2.0 million, to purchase all of the remaining equipment needed to operate the Antelope Hills facility at full capacity, are budgeted in 1998.

     The Company's Pine Tree Castings Division manufactures most of the ferrous investment castings produced by the Company. Aluminum investment castings products are primarily manufactured by the Company's Uni-Cast Division located in Manchester, New Hampshire. In 1996 and 1997, the Company spent a total of $3.7 million in capital expenditures for the Uni-Cast Division to both modernize and outfit the facility to produce castings made of inorganic composites such as ceramic reinforced aluminum alloys.

     Raw materials including wax, ceramic material, and metal alloys necessary for the production of investment cast products are supplied to the Company through third parties. The Company believes that all these raw materials, with the possible exception of titanium, are readily available from multiple sources at competitive prices. Presently, the Company buys titanium from a number of suppliers. There is, however, a limited supply of titanium in the marketplace which could cause the purchase price to vary based upon numerous market factors. The Company believes that it has adequate quantities of titanium in inventory to provide ample time to locate and obtain additional titanium at a reasonable cost without interruption of manufacturing operations.

MARKETING AND DISTRIBUTION

     Firearms -- The Company's firearms are primarily marketed through a network of selected independent wholesale distributors who purchase the products directly from the Company for resale to gun dealers and legally authorized end-users. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. In late 1987, the Company reduced by more than one-half the number of domestic commercial distributors of its firearms in order to encourage its remaining distributors to focus their efforts on the Company's products. Each of these distributors carries the entire line of firearms manufactured by the Company for the commercial market. Management believes that the increase in sales since 1988 is due in part to this strategy. Currently, 19 distributors service the domestic commercial market, with an additional 58 servicing the domestic law enforcement market and two servicing the Canadian market. Three of these distributors service both the domestic commercial market and the domestic law enforcement market. In 1997, 1996, and 1995, one distributor, Jerry's Sport Center (Forest City, Pennsylvania), accounted for approximately 16%, 18%, and 15% of the Company's net sales of firearms and 11%, 12%, and 12% of consolidated net sales, respectively. The Company employs six employees and two independent contractors who service these distributors and call on dealers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end-users, rather than from the Company's distributors, the Company believes that the loss of any distributor would not have a material adverse effect on the Company. The Company considers its relationships with its distributors to be satisfactory.

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

     In the fourth quarter of 1997, the Company received annual orders from its distributors for the 1998 marketing year. These orders may be adjusted quarterly by the distributors to allow for market fluctuations. Prior to 1997, only one adjustment to the annual orders, in the second quarter of the year, was allowed.

     As of March 1, 1998, unfilled firearms orders were approximately $93.0 million as compared to approximately $122.4 million at March 1, 1997. The Company believes that the major reason for this decrease is a continuing overall slowdown in the United States firearms market, especially in the industry product categories of rifles and revolvers.

     Most of the firearms manufactured by the Company are sold on terms requiring payment in full within 30 days. However, certain products which are generally used during the fall hunting season are sold pursuant to a "dating plan" which, in general, allows the purchasing distributor to buy the products commencing in December, the normal start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. Management believes that this dating plan serves to level out the demand for these seasonal products throughout the entire year and facilitates an efficient manufacturing schedule. The Company does not consider its overall firearms business to be significantly seasonal; however sales of certain models of firearms are usually lower in the third quarter of the year.

     Investment Castings -- The investment castings segment's principal markets are sporting goods, commercial, and military. Sales are made directly to customers or through manufacturers' representatives. The Company's largest castings segment customer in 1997, 1996, and 1995, Callaway Golf Company, Inc. (Carlsbad, California) accounted for approximately 25%, 27%, and 12% of consolidated net sales and 76%, 80%, and 62% of castings segment sales, respectively.

COMPETITION

     Firearms -- Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category, such as rifles or pistols, several foreign competitors manufacture products in all four industry categories (rifles, shotguns, pistols and revolvers). Some of these competitors are subsidiaries of large corporations with substantially greater financial resources than the Company. The Company is the only domestic manufacturer which produces firearms in all four industry product categories and believes that it is the largest U.S. firearms manufacturer, according to BATF Data. The principal methods of competition in the industry are product quality and price. The Company believes that it can compete effectively with all of its present competitors based upon the high quality, reliability and performance of its products, and the competitiveness of its pricing.

     Investment Castings -- There are a large number of investment castings manufacturers, both domestic and foreign, with which the Company competes. Competition varies based on the type of investment castings products (titanium, ferrous, or aluminum) and the end use of the product (sporting goods, commercial, or military). Many of these competitors are larger than the Company and may have greater resources. The principal methods of competition in the industry are quality, production lead time, and price. The Company believes that it can compete effectively with all of its present competitors and has expended significant amounts of resources on both expanding and modernizing its investment castings facilities in 1997, 1996, and 1995.

EMPLOYEES

     As of February 28, 1998, the Company employed 2,064 full-time employees of which approximately 27% had at least ten years of service with the Company.

     None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a strike during its entire 48-year history and believes its employee relations are satisfactory.

RESEARCH AND DEVELOPMENT

     In 1997, 1996, and 1995, the Company spent approximately $1.3 million, $1.7 million, and $1.7 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 28, 1998, the Company had approximately 52 employees engaged in research and development activities as part of their responsibilities.

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

ENVIRONMENTAL MATTERS

     The Company has programs in place that monitor compliance with various environmental regulations. However, in the normal course of its manufacturing operations the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. The Company believes that it is generally in compliance with applicable environmental regulations and the outcome of such proceedings and orders will not have a material effect on its business.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the names, ages, and positions of the executive officers of the Company. Officers serve at the pleasure of the Board of Directors of the Company.

                  NAME                      AGE                 POSITION WITH COMPANY
                  ----                      ---                 ---------------------
William B. Ruger........................     81    Chairman of the Board, Chief Executive Officer,
                                                   Treasurer, and Director
William B. Ruger, Jr....................     58    Vice Chairman, Senior Executive Officer,
                                                   President, Chief Operating Officer, and
                                                   Director
Stephen L. Sanetti......................     48    Vice President, General Counsel, and Director
Erle G. Blanchard.......................     51    Vice President, Controller
Leslie M. Gasper........................     44    Corporate Secretary

     William B. Ruger has been the Chairman of the Board, Chief Executive Officer, and Treasurer of the Company since 1949. He is the father of William B. Ruger, Jr.

     William B. Ruger, Jr. became President and Chief Operating Officer effective March 1, 1998. Mr. Ruger has been Vice Chairman and Senior Executive Officer of the Company since 1995 and a Director of the Company since 1970. Previously, he served as President of the Company from 1991 to 1995 and as Senior Vice President of the Company from 1970 to 1990.

     Erle G. Blanchard returned to the Company as Vice President, Controller in March 1996. From March 1995 to March 1996, he was not employed by the Company. Prior to this, he served as Plant Manager of the Newport Firearms Manufacturing facility since 1986 and became Vice President, Controller -- Newport in 1993.

     Stephen L. Sanetti became a Director effective March 1, 1998. He has been Vice President, General Counsel of the Company since 1993 and has served as General Counsel since 1980.

     Leslie M. Gasper has been Secretary of the Company since 1994. Prior to this, she was the Administrator of the Company's pension plans, a position she held for more than five years prior thereto.

ITEM 2 -- PROPERTIES

     The Company's manufacturing operations are carried out at four facilities. The following table sets forth certain information regarding each of these facilities:

                                                       APPROXIMATE
                                                     AGGREGATE USABLE
                                                       SQUARE FEET       STATUS
                                                     ----------------    ------
Newport, New Hampshire.............................      350,000         Owned
Prescott, Arizona..................................      230,000         Leased
Prescott, Arizona..................................      110,000         Owned
Manchester, New Hampshire..........................       50,000         Owned

     The Company completed construction of a 15,000 square foot addition to the Manchester, New Hampshire facility in 1996 to be used for manufacturing operations.

     The Newport and one of the Prescott facilities each contain enclosed ranges for testing firearms and also contain modern tool room facilities. The lease of the Prescott facility provides for rental payments which approximate real property taxes.

     The Company's headquarters and related operations are in Southport, Connecticut. Manufacturing operations at this location were moved in 1991 to the Company's Newport and one of the Prescott facilities.

     There are no mortgages on any of the real estate owned by the Company.

ITEM 3 -- LEGAL PROCEEDINGS

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

     The Company's management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is difficult to forecast the outcome of these claims, in the opinion of management, after consultation with special and corporate counsel, the outcome of these claims will not have a material adverse effect on the results of operations or financial condition of the Company. The number of lawsuits and claims that were tried, dismissed, settled, or otherwise resolved and average settlement payments (excluding legal fees) were as follows: 1997-14 and $44,000, 1996 21 and $45,000, and 1995 18 and $46,000.

     For a description of all pending lawsuits against the Company through September 30, 1997, reference is made to the discussion under the caption "Item
3. LEGAL PROCEEDINGS" of the Company's Annual Reports on Form 10-K for the years ended December 31, 1994 and 1995 and to the discussion under caption "Item 1. LEGAL PROCEEDINGS" of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1987, September 30, 1990, September 30, 1993, June 30, and September 30, 1994, March 31, 1995, March 31 and June 30, 1996, and March 31, June 30, and September 30, 1997.

     The following cases were instituted against the Company during the three months ended December 31, 1997 which involve significant demands for compensatory and/or punitive damages:

     Thomas R. Cota v. Sturm, Ruger & Company, Inc. and Federal Cartridge Company, in the Superior Court of the State of Arizona in and for the County of Pima. The complaint, which was filed on June 25, 1997, and served on October 16, 1997, alleges that on or around July 1, 1995, a .223 caliber rifle manufactured by the Company was blown up when the plaintiff pulled the trigger, resulting in injuries to his chest, face, and forehead. Amount in demand is $35,000.

     Michael Backof v. Michael O'Donoghue d/b/a Discount Firearms et. al., in District Court, Clark County, Nevada. The complaint, which was filed on December 23, 1997, alleges that on or around December 4, 1996, a .22 caliber pistol manufactured by the Company malfunctioned, resulting in leg injuries to the plaintiff. General damages of $75,000 plus medicals, lost wages and costs incurred and deemed proper by the Court are in demand.

     During the three months ended December 31, 1997, one previously reported case was settled:

                       Clark, M.K.         South Carolina

     This case was settled for amounts within the insurance limits and/or self-insured retention of the Company.

     The Company's motion to dismiss the Cummins case (Iowa) was granted on October 15, 1997. Plaintiff's motion to reconsider was denied by the trial court on November 10, 1997, and plaintiff did not appeal the dismissal.

     The previously reported case of Morris v. Company (Texas) was dismissed with prejudice due to lack of prosecution by plaintiff, without any payment by the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required for this Item is incorporated by reference to pages 4 and 23 of the Company's 1997 Annual Report to Stockholders.

ITEM 6 -- SELECTED FINANCIAL DATA

     The information required for this Item is incorporated by reference to page 4 of the Company's 1997 Annual Report to Stockholders.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required for this Item is incorporated by reference to pages 6 through 9 of the Company's 1997 Annual Report to Stockholders.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A)  FINANCIAL STATEMENTS

     The consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 and the report dated February 20, 1998 of Ernst & Young LLP, independent auditors, are incorporated by reference to pages 12 through 22 of the Company's 1997 Annual Report to Stockholders.

(B)  SUPPLEMENTARY DATA

     Quarterly results of operations for 1997 and 1996 are incorporated by reference to page 21 of the Company's 1997 Annual Report to Stockholders.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information as to the directors of the Company under the caption "ELECTION OF DIRECTORS" on pages 2 and 3 of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 12, 1998 is incorporated by reference into this Report. The information set forth under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 12 of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 12, 1998 is incorporated by reference into this Report. The information as to executive officers of the Company is included in Part I hereof under the caption "Executive Officers of the Company" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 12, 1998 under the captions "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES", "EXECUTIVE COMPENSATION", "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION", "COMPANY STOCK PRICE PERFORMANCE", "PENSION PLAN TABLE", and "SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE" on pages 4 through 9.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 12, 1998 under the captions "ELECTION OF DIRECTORS", "PRINCIPAL STOCKHOLDERS", and "SECURITY OWNERSHIP OF MANAGEMENT" on pages 1, 2, 3, 9, and 10.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 12, 1998 under the captions "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES", "EXECUTIVE COMPENSATION", and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on pages 4, 5, 6, and 10.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Form 10-K.

        (1) Financial Statements:

             Consolidated Balance Sheets -- December 31, 1997 and 1996

             Consolidated Statements of Income -- Years ended December 31, 1997, 1996, and 1995

             Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1997, 1996, and 1995

             Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996, and 1995

             Notes to Consolidated Financial Statements

             Report of Independent Auditors

          This information is incorporated by reference to the Company's 1997 Annual Report to Stockholders as noted in Item 8.

          (2) Financial Statement Schedules:

             Schedule II-Valuation and Qualifying Accounts

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

     Exhibit 3.3 Amendment to Article 2, Sections 4 and 5 of the Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, SEC File No. 0-4776).

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

     Exhibit 13.1 Annual Report to Stockholders of the Company for the year ended December 31, 1997. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

     Exhibit 23.1  Consent of Independent Auditors.

     Exhibit 27.1  Financial Data Schedule.

     Exhibit 99.1 Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1987, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

     Exhibit 99.2 Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1990, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

     Exhibit 99.3 Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1993, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

     Exhibit 99.4 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended June 30 and September 30, 1994, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

     Exhibit 99.5 Item 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended December 31, 1994, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

     Exhibit 99.6 Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

     Exhibit 99.7 Items 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended December 31, 1995, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

     Exhibit 99.8 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended March 31, June 30, 1996, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS

     Exhibit 99.9 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended March 31, June 30, and September 30 1997, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

     (b) Report on Form 8-K filed in the fourth quarter of 1997: None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STURM, RUGER & COMPANY, INC.
                                          (Registrant)

                                          /s/      LESLIE M. GASPER

                                          --------------------------------------
                                                     Leslie M. Gasper
                                                   Corporate Secretary

                                          Date:        March 20, 1998

                                             -----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  /s/ WILLIAM B. RUGER                    Chairman of the Board, Chief   March 16, 1998
--------------------------------------------------------    Executive Officer,
                    William B. Ruger                        Treasurer, Director
                                                            (Principal Executive
                                                            Officer)

               /s/ WILLIAM B. RUGER, JR.                  Vice Chairman, Senior          March 16, 1998
--------------------------------------------------------    Executive Officer,
                 William B. Ruger, Jr.                      President, Chief Operating
                                                            Officer, Director

               /s/ JOHN M. KINGSLEY, JR.                  Director                       March 16, 1998
--------------------------------------------------------
                 John M. Kingsley, Jr.

                 /s/ STANLEY B. TERHUNE                   Director                       March 16, 1998
--------------------------------------------------------
                   Stanley B. Terhune

                 /s/ RICHARD T. CUNNIFF                   Director                       March 16, 1998
--------------------------------------------------------
                   Richard T. Cunniff

                  /s/ TOWNSEND HORNOR                     Director                       March 16, 1998
--------------------------------------------------------
                    Townsend Hornor

                   /s/ PAUL X. KELLEY                     Director                       March 16, 1998
--------------------------------------------------------
                     Paul X. Kelley

                  /s/ JAMES E. SERVICE                    Director                       March 16, 1998
--------------------------------------------------------
                    James E. Service

                 /s/ STEPHEN L. SANETTI                   Vice President, General        March 16, 1998
--------------------------------------------------------    Counsel, Director
                   Stephen L. Sanetti

                 /s/ ERLE G. BLANCHARD                    Vice President, Controller     March 16, 1998
--------------------------------------------------------    (Principal Financial
                   Erle G. Blanchard                        Officer)

                                 EXHIBIT INDEX

                                                                            PAGE NO.
                                                                            --------
Exhibit 3.1   Certificate of Incorporation of the Company, as amended
              (Incorporated by reference to Exhibits 4.1 and 4.2 to the
              Form S-3 Registration Statement previously filed by the
              Company File No. 33-62702)..................................

Exhibit 3.2   Bylaws of the Company, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K
              for the year ended December 31, 1995, SEC File No.
              0-4776).....................................................
Exhibit 3.3   Amendment to Article 2, Sections 4 and 5 of the Bylaws of
              the Company (Incorporated by reference to Exhibit 3.3 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1996, SEC File No. 0-4776).....................
Exhibit 10.1  Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan
              (Incorporated by reference to Exhibit 10.1 to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1988, as amended by Form 8 filed March 27, 1990, SEC File
              No. 0-4776).................................................
Exhibit 10.2  Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus
              Plan (Incorporated by reference to Exhibit 10.3 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1991, SEC File No. 0-4776).....................
Exhibit 10.3  Sturm, Ruger & Company, Inc. Supplemental Executive Profit
              Sharing Retirement Plan (Incorporated by reference to
              Exhibit 10.4 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1991, SEC File No. 0-4776)......
Exhibit 10.4  Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger &
              Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1991, SEC File No. 0-4776).....................
Exhibit 10.5  Sturm, Ruger & Company, Inc. Supplemental Executive
              Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year
              ended December 31, 1995, SEC File No. 0-4776)...............
Exhibit 10.6  Operating Agreement of Antelope Hills, LLC, a Delaware
              Limited Liability Company, dated as of October 5, 1995
              (Incorporated by reference to Exhibit 10.6 to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1995, SEC File No. 0-4776)..................................
Exhibit 13.1  Annual Report to Stockholders of the Company for the year ended December 31, 1997. Except for those portions of such
              Annual Report to Stockholders expressly incorporated by
              reference into the Report, such Annual Report to
              Stockholders is furnished solely for the information of the
              Securities and Exchange Commission and shall not be deemed a
              "filed" document............................................        18
Exhibit 23.1  Consent of Independent Auditors.............................        47
Exhibit 27.1  Financial Data Schedule.....................................        48
Exhibit 99.1  Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form
              10-Q of the Company for the quarter ended March 31, 1987,
              SEC File No. 1-10435, incorporated by reference in Item 3
              LEGAL PROCEEDINGS...........................................
Exhibit 99.2  Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form
              10-Q of the Company for the quarter ended September 30,
              1990, SEC File No. 1-10435, incorporated by reference in
              Item 3 LEGAL PROCEEDINGS....................................
Exhibit 99.3  Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form
              10-Q of the Company for the quarter ended September 30,
              1993, SEC File No. 1-10435, incorporated by reference in
              Item 3 LEGAL PROCEEDINGS....................................

                                                                            PAGE NO.
                                                                            --------
Exhibit 99.4  Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form
              10-Q of the Company for the quarters ended June 30 and
              September 30, 1994, SEC File No. 1-10435, incorporated by
              reference in Item 3 LEGAL PROCEEDINGS.......................
Exhibit 99.5  Item 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended December 31, 1994, SEC
              File No. 1-10435, incorporated by reference in Item 3 LEGAL
              PROCEEDINGS.................................................
Exhibit 99.6  Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form
              10-Q of the Company for the quarter ended March 31, 1995,
              SEC File No. 1-10435, incorporated by reference in Item 3
              LEGAL PROCEEDINGS...........................................
Exhibit 99.7  Items 3 LEGAL PROCEEDINGS from the Annual Report on Form
              10-K of the Company for the year ended December 31, 1995,
              SEC File No. 1-10435, incorporated by reference in Item 3
              LEGAL PROCEEDINGS...........................................
Exhibit 99.8  Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form
              10-Q of the Company for the quarters ended March 31, June
              30, 1996, SEC File No. 1-10435, incorporated by reference in
              Item 3 LEGAL PROCEEDINGS....................................
Exhibit 99.9  Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form
              10-Q of the Company for the quarters March 31, June 30, and
              September 30, 1997, SEC File No. 1-10435, incorporated by
              reference in Item 3 LEGAL PROCEEDINGS.......................

                 STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

          ITEM 14(a)(2) AND ITEM 14(d) -- FINANCIAL STATEMENT SCHEDULE
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

               COL. A                    COL. B               COL. C               COL. D       COL. E
-------------------------------------  ----------    ------------------------    ----------    ---------
                                                            ADDITIONS
                                                     ------------------------
                                                                      (2)
                                                        (1)        CHARGED TO
                                       BALANCE AT    CHARGED TO      OTHER                      BALANCE
                                       BEGINNING     COSTS AND      ACCOUNTS                    AT END
             DESCRIPTION               OF PERIOD      EXPENSES     -DESCRIBE     DEDUCTIONS    OF PERIOD
-------------------------------------  ----------    ----------    ----------    ----------    ---------
                                                                (IN THOUSANDS)
Deductions from asset accounts:
  Allowance for doubtful accounts:
     Year ended December 31, 1997....    $  834        $  251        $ 300(d)      $  384(a)    $1,001
                                         ------        ------        -----         ------       ------
     Year ended December 31, 1996....    $  981        $   18                      $  165(a)    $  834
                                         ------        ------                      ------       ------
     Year ended December 31, 1995....    $  900        $  200                      $  119(a)    $  981
                                         ------        ------                      ------       ------
  Allowance for discounts:
     Year ended December 31, 1997....    $1,095        $5,861        $ 690(e)      $4,804(b)    $2,842
                                         ------        ------        -----         ------       ------
     Year ended December 31, 1996....    $  871        $4,408                      $4,184(b)    $1,095
                                         ------        ------                      ------       ------
     Year ended December 31, 1995....    $  650        $7,451                      $7,230(b)    $  871
                                         ------        ------                      ------       ------
Product safety modifications accrual:
  Year ended December 31, 1997.......    $1,302                      $(300)(d)     $  132(c)    $  870
                                         ------                      -----         ------       ------
  Year ended December 31, 1996.......    $1,439                                    $  137(c)    $1,302
                                         ------                                    ------       ------
  Year ended December 31, 1995.......    $1,548                                    $  109(c)    $1,439
                                         ------                                    ------       ------

---------------
(a) Accounts written off

(b) Discounts taken

(c) Costs incurred

(d) Amount reclassified from product safety modifications accrual to allowance for doubtful accounts

(e) Amount reclassified from accrued expenses to allowance for discounts

                                EXHIBIT INDEX
                                -------------


Exhibit No.                             Description
-----------                             -----------

Exhibit 13.1 Annual Report to Stockholders of the Company for the year ended December 31, 1997. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document

Exhibit 23.1      Consent of Independent Auditors

Exhibit 27.1      Financial Data Schedule