Form 10-Q
period 1998-03-31
STURM RUGER & CO INC
filed 1998-05-13
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to ________________

                          Commission file number 0-4776
                                                 ------

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    06-0633559
---------------------------------                ------------------------
(State or other jurisdiction of                     (I.R.S. employer
 incorporation or organization)                    identification no.)

    Lacey Place, Southport,
          Connecticut                                     06490
---------------------------------                ------------------------
(Address of principal executive                         (Zip code)
            offices)

                                 (203) 259-7843
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the issuer's common stock as of April 30, 1998: Common Stock, $1 par value - 26,910,800.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   Condensed consolidated balance sheets--March 31, 1998 and
   December 31, 1997                                                           3

   Condensed consolidated statements of income--Three months ended
   March 31, 1998 and 1997                                                     5

   Condensed consolidated statements of cash flows--Three months
   ended March 31, 1998 and 1997                                               6

   Notes to condensed consolidated financial statements--March 31, 1998        7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14
Item 6.  Exhibits and Reports on Form 8-K                                     14

SIGNATURES                                                                    15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED BALANCE SHEETS
      (Dollars in thousands, except per share data)

                                                      March 31,    December 31,
                                                        1998          1997
                                                    -----------   -------------
                                                    (unaudited)      (Note)
ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                       $   6,078        $   4,488
     Short-term investments                             51,455           45,484
     Trade receivables, less allowances
       for doubtful accounts ($1,111 and
       $1,001) and discounts ($546 and $2,842)          21,075           21,118
     Inventories:
       Finished products                                12,108           12,708
       Materials and products in process                31,134           32,841
                                                     ---------        ---------
                                                        43,242           45,549
     Deferred income taxes                               7,690            7,224
     Prepaid expenses and other assets                     772            1,344
                                                     ---------        ---------
               TOTAL CURRENT ASSETS                    130,312          125,207

PROPERTY, PLANT AND EQUIPMENT                          140,772          139,201
     Less allowances for  depreciation                 (85,933)         (83,538)
                                                     ---------        ---------
                                                        54,839           55,663
DEFERRED INCOME TAXES                                    4,488            4,701
OTHER ASSETS                                            14,257           14,223
                                                     ---------        ---------
                                                     $ 203,896        $ 199,794
                                                     =========        =========

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
   STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

   CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)

                                                     March 31,     December 31,
                                                       1998           1997
                                                     ---------     ------------
                                                    (unaudited)      (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Trade accounts payable and accrued expenses     $   3,903       $   4,628
     Product safety modifications                          823             870
     Product liability                                   3,000           3,000
     Employee compensation                              12,042          10,303
     Workers' compensation                               4,774           5,063
     Income taxes                                        6,274           3,792
                                                     ---------       ---------
             TOTAL CURRENT LIABILITIES                  30,816          27,656

PRODUCT LIABILITY ACCRUAL                               18,591          19,218
CONTINGENT LIABILITIES --Note 7                           --              --
STOCKHOLDERS' EQUITY
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued
     Common Stock, par value $1: Authorized
         shares - 40,000,000; issued and
         outstanding 26,910,800 and 26,922,800          26,911          26,923
     Additional paid-in capital                          2,434           2,632
     Retained earnings                                 125,289         123,510
     Additional minimum pension liability                 (145)           (145)
                                                     ---------       ---------
                                                       154,489         152,920
                                                     ---------       ---------
                                                     $ 203,896       $ 199,794
                                                     =========       =========

Note:

      The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                                    Three Months Ended March 31,
                                                        1998             1997
                                                    ----------------------------
Firearms sales                                       $  37,013        $  42,152
Castings sales                                          21,508           12,936
                                                     ---------        ---------

Net sales                                               58,521           55,088

Cost of products sold                                   42,197           38,352
                                                     ---------        ---------
                                                        16,324           16,736
Expenses:
     Selling                                             3,306            3,159
     General and administrative                          1,737              876
                                                     ---------        ---------
                                                         5,043            4,035
                                                     ---------        ---------
                                                        11,281           12,701

Other income-net                                           756              169
                                                     ---------        ---------

         INCOME BEFORE INCOME TAXES                     12,037           12,870

Income taxes                                             4,875            5,122
                                                     ---------        ---------

                         NET INCOME                  $   7,162        $   7,748
                                                     =========        =========

Basic and diluted earnings per share                 $    0.27        $    0.29
                                                     ---------        ---------
Cash dividends per share                             $    0.20        $    0.20
                                                     ---------        ---------

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                    Three Months Ended March 31,
                                                        1998             1997
                                                    ----------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                $  14,725        $  23,722

INVESTING ACTIVITIES
  Property, plant and equipment additions               (1,571)          (1,065)
  Purchases of short-term investments                  (35,904)         (43,313)
  Proceeds from sales or maturities of
      short-term investments                            29,933           31,369
  Investment in joint venture                             --                (54)
                                                     ---------        ---------
             Cash used in investing activities          (7,542)         (13,063)
                                                     ---------        ---------

FINANCING ACTIVITIES
  Dividends paid                                        (5,383)          (5,383)
  Repurchase of Common Stock                              (210)            --
                                                     ---------        ---------
             Cash used by financing activities          (5,593)          (5,383)
                                                     ---------        ---------

    INCREASE IN CASH AND CASH EQUIVALENTS                1,590            5,276

          Cash and cash equivalents at beginning
          of period                                      4,488            2,729
                                                     ---------        ---------

        CASH AND CASH EQUIVALENTS AT END OF
          PERIOD                                     $   6,078        $   8,005
                                                     =========        =========

See notes to condensed consolidated financial statements.

STURM RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1998

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED

NOTE 4--INCOME TAXES

      The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the three months ended March 31, 1998 and 1997 were $2.6 million and $0.4 million, respectively.

NOTE 5--BASIC AND DILUTED EARNINGS PER SHARE

      Basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the period.

NOTE 6--COMPREHENSIVE INCOME

      As of January 1, 1998, the Company adopted Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires that all non-owner changes in equity, such as additional minimum pension liability, which are not included in net income, be included in other comprehensive income. As there were no non-owner changes in equity during the first quarter of 1998 and 1997, total comprehensive income equals net income, or $7.2 million and $7.7 million, respectively.

NOTE 7--CONTINGENT LIABILITIES

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

      The Company has reported all lawsuits instituted against it through December 31, 1997 and the results of those lawsuits, where terminated, to the S.E.C. on its Form 10-K and Form 10-Q reports, to which reference is hereby made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Consolidated net sales of $58.5 million were achieved by the Company in the first quarter of 1998. This represents an increase of $3.4 million or 6.2% from the first quarter of 1997 consolidated net sales of $55.1 million.

      Firearms segment net sales were $37.0 million in the first quarter of 1998 compared to $42.2 million in the corresponding 1997 period, a decrease of $5.2 million or 12.2%. Firearms unit shipments decreased 16.7% reflecting continuing reduced overall market demand, particularly in the industry product categories of rifles and revolvers, which are manufactured in the Newport, New Hampshire facility and certain long guns which are manufactured in the Company's Prescott, Arizona facility. Shipments of certain models, including the Ruger 77/50 Muzzleloading Rifle and the Ruger 77/44 Bolt Action Rifle, new models introduced in the latter half of 1997, continue to experience a heightened level of demand. The Company continues to employ three sales incentive programs which were in effect in 1997. Two of these programs provide discounts of up to 10% of the sales price of selected pistol and revolver models, while another provides a 1% overall discount for customers meeting specific annual sales targets. In 1998 one new program was introduced offering an additional 1% for distributors qualifying for the aforementioned three programs.

      Casting segment net sales increased by 66.3% from $12.9 million in the first quarter of 1997 to $21.5 million in the first quarter of 1998. This was primarily due to increased shipments of titanium golf club heads to Callaway Golf Company, Inc. ("Callaway Golf"). The Company anticipates that its shipments to Callaway Golf may not continue at the current level for the remainder of 1998. However, the Company has begun shipping limited quantities to other golf club manufacturers in the first quarter of 1998. Increased shipments to these other golf club manufacturers may offset the anticipated decline in sales to Callaway Golf.

      Consolidated cost of products sold for the first quarter of 1998 was $42.2 million compared to $38.4 million for the first quarter of 1997, an increase of $3.8 million or 10.0%. This was primarily attributable to increased sales activity by the investment casting segment, partially offset by lower firearms segment sales, as discussed above.

      Gross profit as a percentage of net sales decreased to 27.9% in the first quarter of 1998 from 30.4% in the comparable 1997 period. The decrease is due to the reduced overall volume of business in the firearms segment and pricing pressures in both the firearms and the castings segments. Although variable costs were reduced during the first quarter of 1998 in response to the reduction in firearms sales, the fixed costs associated with operating the Company's firearms facilities negatively impacted gross profit.

      Selling, general & administrative expenses increased by 25.0% to $5.0 million in the first quarter of 1998 from $4.0 million in the first quarter of 1997. Selling, general & administrative expense as a percentage of sales in the first three months of 1998 of 8.6% is consistent with the 8.5% ratio for the year ended December 31, 1997. The increase in expense from the first quarter of 1997 reflects higher employee benefit plan expenses and increased professional service fees during the first three months of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

      Other income increased $0.6 million in the first quarter of 1998 compared to the corresponding 1997 period due to increased interest income resulting from greater Treasury bill investments and the absence of losses related to Antelope Hills, a former joint venture of the Company, which were recorded in the first quarter of 1997.

      The effective income tax rate increased to 40.5% in the first quarter of 1998 from 39.8% in the comparable 1997 quarter due to higher state income taxes.

      As a result of the foregoing factors, consolidated net income for the first quarter of 1998 decreased to $7.2 million from $7.7 million for the first quarter of 1997 representing a decrease of $0.5 million or 7.6%.

Financial Condition

      At March 31, 1998, the Company had cash, cash equivalents and short-term investments of $57.5 million, working capital of $99.5 million and a current ratio of 4.2 to 1.

      Cash provided by operating activities was $14.7 million and $23.7 million for the three months ended March 31, 1998 and 1997, respectively. This change in cash flows is principally a result of significantly greater reductions in inventories and trade receivables in 1997 than in 1998.

      The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February have to be made by April 30. Generally, shipments made in subsequent months have to be paid for within approximately 90 days. Dating plan receivable balances were $6.1 million at March 31, 1998 as compared to $5.8 million at March 31, 1997. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

      Capital expenditures during the three months ended March 31, 1998 totaled $1.6 million. For the past two years capital expenditures averaged approximately $1.5 million per quarter. In 1998, the Company expects to spend approximately $9 million on capital expenditures to upgrade and modernize equipment at all of its divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

      For the three months ended March 31, 1998 dividends paid totaled $5.4 million. This amount reflects the regular quarterly dividend of $.20 per share paid on March 15, 1998. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

      Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 1998.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

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

      Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is in the process of assessing the need to modify or replace portions of its software or hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Current results of this assessment continue to indicate that the impact of this replacement or modification will be immaterial to the Company's future operating results and cash flows.

      As of January 1, 1998, the Company adopted Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires that all non-owner changes in equity, which are not included in net income, be included in other comprehensive income. As there were no non-owner changes in equity during either the first quarter of 1998 and 1997, total comprehensive income equals net income, or $7.2 million and $7.7 million, respectively.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements before the end of 1998. SFAS 131 does not need to be applied to interim financial information in the year of adoption. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will result in the identification of additional segments.

      In October 1997, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits" which changes financial statement disclosure requirements for pension and other post retirement benefits. While the Company is studying the application of these disclosure provisions, it does not expect SFAS 132 to affect its financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Forward-Looking Statements and Projections

      The Company may, from time to time, make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings (including those from titanium golf club components), the need for external financing for operations or capital expenditures, the results of pending litigation against the Company, and the impact of future firearms control, environmental legislation, and computer systems replacement and modification, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date made and the Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

"Note 7--Contingent Liabilities" presented in Part I is incorporated herein by reference.

      The following two cases were instituted against the Company during the three months ended March 31, 1998, which involved significant demands for compensatory and/or punitive damages:

      Terry Tate v. Sturm, Ruger & Company, Inc., in the 281st Judicial District Court of Harris County, Texas. The complaint, which was served on January 9, 1998, alleges that on or around November 17, 1996, a revolver manufactured by the Company accidentally discharged, resulting in injuries to his arm. Amount in demand is not stated.

      Daniel L. Hutchinson v. Sturm, Ruger & Company, Inc., in the Commonwealth of Massachusetts, Malden District Court. The complaint, which was filed on January 19, 1998, alleges that on or around October 23, 1994, a pistol manufactured by the Company discharged, resulting in injuries to his right thigh. General damages not exceeding $25,000 are in demand.

      During the three months ending March 31, 1998, the previously reported case of Siblerud v. Company (MT), involving an accidental death claim arising from an allegedly dropped "old model" Ruger single action revolver, was tried to a defense verdict on January 13, 1998. The jury found that the firearm was not defective in design. The case was settled at the conclusion of the trial, both sides waiving appeal.

      The previously reported case of Southward v. Company (IL) was dismissed by the trial court on January 6, 1998. No appeal was filed.

      The dismissal of the previously reported case of Cummins v. Company (IA) on October 15, 1997 was made final on February 3, 1998, when plaintiff's time to appeal expired.

      The previously reported case of Alston v. Company (NJ) was voluntarily withdrawn with prejudice by plaintiffs on February 9, 1998, without payment by the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits -

            Exhibit 27 - Financial Data Schedule

      (b) The Company filed a report on Form 8-K dated February 6, 1998 announcing the resignation of its President and Chief Operating Officer, Gerald Bersett, effective March 1, 1998.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STURM, RUGER & COMPANY, INC.


Date:  May 12, 1998                     /s/ Erle G. Blanchard
                                        ----------------------------------
                                        Erle G. Blanchard
                                        Principal Financial and
                                        Accounting Officer,
                                        Vice President, Controller