Form 10-Q
period 1998-06-30
STURM RUGER & CO INC
filed 1998-08-12
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No _____

                  The number of shares outstanding of the issuer's common stock as of July 31, 1998: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--June 30, 1998 and
December 31, 1997                                                           3

Condensed consolidated statements of income--Three months ended
June 30, 1998 and 1997; Six months ended June 30, 1998 and 1997             5

Condensed consolidated statements of cash flows--Six months
ended June 30, 1998 and 1997                                                6

Notes to condensed consolidated financial statements--June 30, 1998         7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 14
Item 4.  Submission of Matters to a Vote of Security Holders               14
Item 6.  Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                 16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands)



                                                              June 30,        December 31,
                                                               1998               1997
                                                              --------        ------------
                                                             (unaudited)         (Note)
ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                                $   6,129        $   4,488
     Short-term investments                                      55,256           45,484
     Trade receivables, less allowances for
         doubtful accounts ($1,211 and $1,001) and
         discounts ($382 and $2,842)                             21,311           21,118
     Inventories:
         Finished products                                       11,240           12,708
         Materials and products in process                       31,991           32,841
                                                              ---------        ---------
                                                                 43,231           45,549
     Deferred income taxes                                        8,845            7,224
     Prepaid expenses and other assets                              338            1,344
                                                              ---------        ---------
                                   TOTAL CURRENT ASSETS         135,110          125,207

PROPERTY, PLANT AND EQUIPMENT                                   141,859          139,201
     Less allowances for depreciation                           (88,327)         (83,538)
                                                              ---------        ---------

                                                                 53,532           55,663
DEFERRED INCOME TAXES                                             4,502            4,701
OTHER ASSETS                                                     14,263           14,223
                                                              ---------        ---------
                                                              $ 207,407        $ 199,794
                                                              =========        =========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands)



                                                            June 30,        December 31,
                                                             1998               1997
                                                            -------         ------------
                                                          (unaudited)          (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Trade accounts payable and accrued expenses            $   5,865        $   4,628
     Product safety modifications                                 791              870
     Product liability                                          3,000            3,000
     Employee compensation                                     13,750           10,303
     Workers' compensation                                      4,683            5,063
     Income taxes                                               3,350            3,792
                                                            ---------        ---------
                            TOTAL CURRENT LIABILITIES          31,439           27,656

PRODUCT LIABILITY ACCRUAL                                      18,455           19,218
CONTINGENT LIABILITIES -- Note 7                                   --               --
STOCKHOLDERS' EQUITY
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued
     Common Stock, par value $1: Authorized shares -
         40,000,000 issued and outstanding shares-
         26,910,720 and 26,922,800                             26,911           26,923
     Additional paid-in capital                                 2,434            2,632
     Retained earnings                                        128,313          123,510
     Additional minimum pension liability                        (145)            (145)
                                                            ---------        ---------
                                                              157,513          152,920
                                                            ---------        ---------
                                                            $ 207,407        $ 199,794
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

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)


                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                 1998           1997           1998           1997
                                               --------       --------       --------       --------

Firearms sales                                  $41,773       $ 40,772       $ 78,786       $ 82,924
Castings sales                                   18,224         13,733         39,732         26,669
                                               --------       --------       --------       --------

Net sales                                        59,997         54,505        118,518        109,593

Cost of products sold                            42,679         36,397         84,876         74,749
                                               --------       --------       --------       --------
                                                 17,318         18,108         33,642         34,844

Expenses:
     Selling                                      3,468          3,083          6,774          6,242
     General and administrative                   1,419          1,847          3,156          2,723
                                               --------       --------       --------       --------
                                                  4,887          4,930          9,930          8,965
                                               --------       --------       --------       --------
                                                 12,431         13,178         23,712         25,879

Other income (expense)-net                        1,698            (99)         2,454             70
                                               --------       --------       --------       --------

   INCOME BEFORE INCOME TAXES                    14,129         13,079         26,166         25,949

Income taxes                                      5,722          5,431         10,597         10,553
                                               --------       --------       --------       --------

                              NET INCOME       $  8,407       $  7,648       $ 15,569       $ 15,396
                                               ========       ========       ========       ========

Basic and diluted earnings per share           $   0.31       $   0.28       $   0.58       $   0.57
                                               ========       ========       ========       ========

Cash dividends per share                       $   0.20       $   0.20       $   0.40       $   0.40
                                               ========       ========       ========       ========

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)



                                                                     Six Months Ended June 30,
                                                                       1998            1997
                                                                     --------        --------


CASH PROVIDED BY OPERATING ACTIVITIES                                $ 24,153        $ 38,152

INVESTING ACTIVITIES
  Property, plant and equipment additions                              (2,841)         (2,465)
  Purchases of short-term investments                                 (77,544)        (89,596)
  Proceeds from sales or maturities of
      short-term investments                                           67,772          74,802
  Net proceeds from sale of land                                        1,077              --
  Investment in joint venture                                              --             518
  Purchase of Callaway's interest in joint venture                         --          (7,000)
                                                                     --------        --------
  Cash used in investing activities                                   (11,536)        (23,741)

                                                                     --------        --------

FINANCING ACTIVITIES
  Repurchase of Common Stock                                             (210)             --
  Dividends paid                                                      (10,766)        (10,766)
                                                                     --------        --------
  Cash used by financing activities                                   (10,976)        (10,766)

                                                                     --------        --------

      INCREASE IN CASH AND CASH EQUIVALENTS                             1,641           3,645

              Cash and cash equivalents at beginning of period          4,488           2,729
                                                                     --------        --------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  6,129        $  6,374
                                                                     ========        ========


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1998


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE 4--INCOME TAXES

         The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the six months ended June 30, 1998 and 1997 were $12.5 million and $10.1 million, respectively.

NOTE 5--BASIC AND DILUTED EARNINGS PER SHARE

         Basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the period.

NOTE 6--COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires that all non-owner changes in equity, such as additional minimum pension liability, which are not included in net income, be included in other comprehensive income. As there were no non-owner changes in equity during the first half of 1998 and 1997, total comprehensive income equals net income for the three and six months ended June 30, 1998 and 1997, or $8.4 million and $7.6 million, and $15.6 million and $15.4 million, respectively.

NOTE 7--CONTINGENT LIABILITIES

         The Company is a defendant in approximately 11 lawsuits involving product liability claims which allege defective product design and is aware of other product liability claims. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the shooting and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company.

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

         The Company has reported all product liability lawsuits instituted against it through March 31, 1998 and the results of those lawsuits, where terminated, to the S.E.C. on its Form 10-K and Form 10-Q reports, to which reference is hereby made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Consolidated net sales of $60.0 million and $118.5 million were achieved by the Company for the three and six months ended June 30, 1998. This represents an increase of 10.1% and 8.1% from the respective 1997 consolidated net sales amounts of $54.5 million and $109.6 million.

         Firearms segment net sales increased by $1.0 million or 2.5% in the second quarter to $41.8 million from $40.8 million in the prior year. For the six months ended June 30, 1998, firearms segment net sales decreased by $4.1 million or 5.0% to $78.8 million, compared to the corresponding 1997 period. Although firearms unit shipments decreased 1.4% in the second quarter and 6.4% for the six-month period ended June 30, 1998, net firearms sales for the second quarter increased slightly due to a favorable product mix. The unit decrease in both of these periods reflects reduced overall market demand, particularly for certain revolvers and rifles, partially offset by continuing strong demand for centerfire pistols and shotguns. Shipments in the second quarter may have been favorably impacted by a pricing increase in selected models, effective July 1, 1998, that was announced in May. The Company continues to employ three sales incentive programs which were in effect in 1997. Two of these programs provide discounts of up to 10% of the sales price of selected pistol and revolver models, while another provides a 1% overall discount for customers meeting specific annual sales targets. In 1998 one new program was introduced offering an additional 1% for distributors qualifying for each of the aforementioned three programs. The Company anticipates that total firearm shipments for the second half of the year will be below those of the first half.

         Casting segment net sales increased by 32.7% and 49.0% to $18.2 million and $39.7 million, respectively, in the three and six months ended June 30, 1998 from $13.7 million and $26.7 million in the comparable 1997 periods. This was principally due to increased shipments of titanium golf club heads to Callaway Golf Company, Inc. ("Callaway") which increased 48.7% and 78.0% for the three and six months ended June 30, 1998, respectively. The Company has commenced shipments to other golf companies, however these shipments were not material to the results of either the second quarter or the first half of 1998. The Company anticipates that total casting segment sales in the second half of 1998 may be below those of the first half. However, the Company continues to actively pursue other titanium markets as well as other golf club casting business.

         Consolidated cost of products sold for the second quarter and the six months ended June 30, 1998 were $42.7 million and $84.9 million compared to $36.4 million and $74.7 million in the corresponding 1997 periods, respectively, representing an increase of 17.3% and 13.5%, respectively. This was primarily attributable to increased sales activities by the investment casting segment during the second quarter and the six months ended June 30, 1998, as detailed above.

         Gross profit as a percentage of net sales decreased to 28.9% in the second quarter from 33.2% in the second quarter of 1997 and decreased to 28.4% in the six-month period ended June 30, 1998 from 31.8% in the first half of 1997. The margin erosion in the second quarter and the first six months of 1998 is primarily due to increased costs associated with the additional capacity provided by the Company's June 25, 1997 purchase of Callaway's interest in Antelope Hills, LLC ("Antelope Hills"), coupled with reduced overall business volume in the firearms segment during the first half of the year. Antelope Hills, a former joint venture between the Company and Callaway, was formed to construct and operate a foundry for the production of golf club heads investment cast in titanium.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


         Selling, general & administrative expenses were unchanged at $4.9 million in the second quarter and increased by 10.8% to $9.9 million from $9.0 million in the six months ended June 30, 1998. Selling, general & administrative expense as a percentage of sales in the three and six months ended June 30, 1998 of 8.1% and 8.4%, respectively, is consistent with the 8.5% ratio for the year ended December 31, 1997. The increase during the first half of 1998 reflects higher than anticipated employee related expenses as well as increased professional services fees in the first quarter, and increased expenses related to national advertising and promotional efforts in the firearms segment.

         Other income (expense)-net increased by $1.8 million and $2.4 million in three and six months ended June 30, 1998, respectively, compared to the corresponding 1997 periods due to expenses incurred in 1997 at Antelope Hills, a gain on the sale of non-manufacturing real estate in the second quarter of 1998, and increased interest income resulting from greater Treasury bill investments in 1998.

         The effective income tax rate decreased to 40.5% in both the second quarter and six months ended June 30, 1998 from 41.5% and 40.7% in the corresponding 1997 periods due to decreased state income taxes.

         As a result of the foregoing factors, consolidated net income for the three and six months ended June 30, 1998 increased to $8.4 million and $15.6 million, respectively, from $7.6 million and $15.4 million for the three and six months ended June 30, 1997, representing increases of $0.8 million or 9.9% and $0.2 million or 1.1%, respectively.

Financial Condition

         At June 30, 1998, the Company had cash, cash equivalents and short-term investments of $61.4 million, working capital of $103.7 million and a current ratio of 4.3 to 1.

         Cash provided by operating activities was $24.2 million and $38.2 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in cash provided is principally a result of large reductions in inventories and trade receivables in 1997, which did not recur in 1998.

         The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February have to be made by April 30. Shipments made in subsequent months have to be paid within 90 days. Dating plan receivable balances were $6.6 million at June 30, 1998 compared to $5.1 million at June 30, 1997. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         Capital expenditures during the six months ended June 30, 1998 totaled $2.8 million. For the past two years capital expenditures averaged approximately $1.4 million per quarter. For 1998, the Company expects to spend approximately $8.3 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms, Ruger Investment Casting, and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         As noted above, on June 25, 1997, the Company purchased Callaway's interest in Antelope Hills for $7.0 million, an amount approximating Callaway's equity in the venture.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


         For the six months ended June 30, 1998 dividends paid totaled $10.8 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March and June 1998. On July 30, 1998, the Company declared a regular quarterly dividend of $.20 per share payable on September 15, 1998. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

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

         Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Efforts are currently underway to modify or replace certain portions of the Company's software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is, however, still in the process of assessing the manner in which it will modify or replace other portions of its software or hardware. Current results of the efforts underway and the ongoing assessment continue to indicate that the impact of this replacement or modification will be immaterial to the Company's future operating results and cash flows.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements before the end of 1998. SFAS 131 does not need to be applied to interim financial information in the year of adoption. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will result in the identification of additional segments.

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

         There were no cases instituted against the Company during the three months ended June 30, 1998, which involved significant demands for compensatory and/or punitive damages.

         During the three months ending June 30, 1998, two previously reported cases were settled:

                  Name              Jurisdiction
                  ----              ------------
                  Cota              Arizona
                  Howard            Alabama

         These cases were settled for minor amounts ($5,000 and under) within the insurance limits and/or self-insured retention of the Company.

         The dismissals of the previously reported cases of Lovett and Thomas
(MI) were finally affirmed on May 21, 1998, when plaintiffs' leave to appeal was denied by the Michigan Supreme Court.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The 1998 Annual Meeting of the Stockholders of the Company was held on May 12, 1998. The table below sets forth the results of the votes taken at the 1998 Annual Meeting:

                  1.                                                                      Votes
                           Election of Directors              Votes For                 Withheld
                           ---------------------              ----------                --------
                           William B. Ruger                   25,025,620                 166,597
                           William B. Ruger, Jr.              25,039,587                 152,630
                           Stephen L. Sanetti                 25,039,670                 152,547
                           Richard T. Cunniff                 25,042,404                 149,813
                           Townsend Hornor                    25,045,784                 146,433
                           Paul X. Kelley                     25,052,316                 139,901
                           John M. Kingsley, Jr.              25,037,259                 154,958
                           James E. Service                   25,047,247                 144,970
                           Stanley B. Terhune                 24,826,799                 365,418

                  2. Ratification of Ernst & Young LLP as Auditors for 1998:

                           Votes For                          Votes Against             Votes Withheld
                           ---------                          -------------             --------------
                           25,116,921                              18,302                      56,994

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -

                  Exhibit 27 - Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       STURM, RUGER & COMPANY, INC.
                                       -----------------------------





Date:  August 12, 1998                 /S/ ERLE G. BLANCHARD
       ---------------                 -----------------------------
                                       Erle G. Blanchard
                                       Principal Financial and
                                       Accounting Officer,
                                       Vice President, Controller