Form 10-Q
period 1998-09-30
STURM RUGER & CO INC
filed 1998-11-13
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from_______________ to
      _______________

                         Commission file number 0-4776
                          STURM, RUGER & COMPANY, INC.
    -------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



            Delaware                                   06-0633559
----------------------------------               ------------------------
 (State or other jurisdiction of                    (I.R.S. employer
 incorporation or organization)                    identification no.)


     Lacey Place, Southport,
           Connecticut                                    06490
----------------------------------               ------------------------
 (Address of principal executive                       (Zip code)
            offices)


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
            The number of shares outstanding of the issuer's common stock as of October 31, 1998: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES




PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Condensed consolidated balance sheets--September 30, 1998 and
December 31, 1997                                                          3

Condensed consolidated statements of income--Three months ended
September 30, 1998 and 1997; Nine months ended September 30,
1998 and 1997                                                              5

Condensed consolidated statements of cash flows--Nine months ended
September 30, 1998 and 1997                                                6

Notes to condensed consolidated financial statements--September
30, 1998                                                                   7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              14
Item 6.     Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                 16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
      STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)



                                                   September 30,   December 31,
                                                      1998            1997
                                                  ------------    ------------
                                                  (unaudited)          (Note)

ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                     $   5,013       $   4,488
     Short-term investments                           46,074          45,484
     Trade receivables, less allowances
     for doubtful accounts ($ 1,302 and
     $1,001) and  discounts ($ 1,455 and $2,842)      21,664          21,118
     Inventories:
         Finished products                            12,890          12,708
         Materials and products in
  process                                             33,146          32,841
                                                 ------------    ------------
                                                      46,036          45,549

     Deferred income taxes                             8,934           7,224
     Prepaid expenses and other assets                 1,350           1,344
                                                 ------------    ------------
  TOTAL CURRENT ASSETS                               129,071         125,207

PROPERTY, PLANT AND EQUIPMENT                        143,626         139,201
     Less allowances for depreciation                (90,722)        (83,538)
                                                 ------------    -----------
                                                      52,904          55,663
DEFERRED INCOME TAXES                                  4,237           4,701
OTHER ASSETS                                          14,310          14,223
                                                 ------------    ------------
                                                    $200,522        $199,794
                                                 ============    ============

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
      STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)



                                                  September 30,   December 31,
                                                      1998           1997
                                                   ------------   ------------
                                                   (unaudited)         (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Trade accounts payable and accrued
  expenses                                           $   5,600      $   4,628
     Product safety modifications                          769            870
     Product liability                                   3,000          3,000
     Employee compensation                              12,432         10,303
     Workers' compensation                               4,407          5,063
     Income taxes                                        2,223          3,792
                                                   ------------   ------------
         TOTAL CURRENT LIABILITIES                      28,431         27,656


PRODUCT LIABILITY ACCRUAL                               17,503         19,218
CONTINGENT LIABILITIES --Note 7                             --             --
STOCKHOLDERS' EQUITY
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued
     Common Stock, par value $1:
  Authorized shares - 40,000,000; issued and
     outstanding 26,910,720 and 26,922,800              26,911         26,923
     Additional paid-in capital                          2,435          2,632
     Retained earnings                                 125,387        123,510
     Additional minimum pension liability                 (145)          (145)
                                                   ------------   ------------
                                                       154,588        152,920
                                                   ------------   ------------
                                                      $200,522       $199,794
                                                   ============   ============


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

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)




                                             Three Months Ended         Nine Months Ended
                                               September 30,              September 30,
                                            1998          1997          1998          1997
                                          --------      --------      --------      --------

Firearms sales                            $ 28,812      $ 27,704      $107,598      $110,628
Castings sales                              14,561        19,522        54,293        46,191
                                          --------      --------      --------      --------

Net sales                                   43,373        47,226       161,891       156,819

Cost of products sold                       35,440        34,874       120,316       109,623
                                          --------      --------      --------      --------
                                             7,933        12,352        41,575        47,196

Expenses:
     Selling                                 3,223         3,185         9,997         9,427
     General and administrative              1,386         1,489         4,543         4,212
                                          --------      --------      --------      --------
                                             4,609         4,674        14,540        13,639
                                          --------      --------      --------      --------
                                             3,324         7,678        27,035        33,557

Other income-net                               802           396         3,257           466
                                          --------      --------      --------      --------

INCOME BEFORE INCOME TAXES                   4,126         8,074        30,292        34,023


Income taxes                                 1,672         3,226        12,269        13,779
                                          --------      --------      --------      --------

   NET INCOME                             $  2,454      $  4,848      $ 18,023      $ 20,244
                                          ========      ========      ========      ========

Basic and diluted earnings per share      $   0.09      $   0.18      $   0.67      $   0.75
                                          --------      --------      --------      --------

Cash dividends per share                  $   0.20      $   0.20      $   0.60      $   0.60
                                          --------      --------      --------      --------


            See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                      Nine Months Ended September 30,
                                                          1998            1997
                                                        ---------       ---------


CASH PROVIDED BY OPERATING ACTIVITIES                   $  21,002       $  46,194

INVESTING ACTIVITIES
  Property, plant and equipment additions                  (4,608)         (3,252)
  Purchases of short-term investments                     (95,275)       (125,511)
  Proceeds from sales or maturities of
      short-term investments                               94,685         107,688
  Net proceeds from sale of land                            1,077              --
  Investment in joint venture                                  --             518
  Purchase of Callaway's interest in joint venture             --          (7,000)
                                                        ---------       ---------
    Cash used in investing activities                      (4,121)        (27,557)
                                                        ---------       ---------

FINANCING ACTIVITIES
  Repurchase of Common Stock                                 (210)             --
  Dividends paid                                          (16,146)        (16,151)
                                                        ---------       ---------
  Cash used in financing activities                       (16,356)        (16,151)
                                                        ---------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS                         525           2,486

Cash and cash equivalents at beginning of period            4,488           2,729
                                                        ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   5,013       $   5,215
                                                        =========       =========


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1998


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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

     Organization: Sturm, Ruger & Company, Inc. ("Company") is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company's design and manufacturing operations are located in the United States. Substantially all sales are domestic. The Company's firearms are sold through a select number of distributors to the sporting and law enforcement markets. Investment castings are sold either directly or through manufacturers' representatives to companies in a wide variety of industries.

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

NOTE 4--INCOME TAXES

      The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the nine months ended September 30, 1998 and 1997 were $15.1 million and $13.4 million, respectively.

NOTE 5-- BASIC AND DILUTED EARNINGS PER SHARE

      Basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the period.

NOTE 6--COMPREHENSIVE INCOME

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires that all non-owner changes in equity, such as additional minimum pension liability, which are not included in net income, be included in other comprehensive income. As there were no non-owner changes in equity during the nine months ended September 30, 1998 and 1997, total comprehensive income equals net income for the three and nine months ended September 30, 1998 and 1997, or $2.5 million and $4.8 million, and $18.0 million and $20.2 million, respectively.

NOTE 7--CONTINGENT LIABILITIES

      The Company is a defendant in approximately 12 lawsuits involving product liability claims which allege defective product design and is aware of other product liability claims. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the shooting and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company.

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

      The Company has reported all product liability lawsuits instituted against it through June 30, 1998 and the results of those lawsuits, where terminated, to the S.E.C. on its Form 10-K and Form 10-Q reports, to which reference is hereby made.

      During the three months ended September 30, 1998, cost of products sold were reduced by a $0.6 million adjustment to the product liability accrual due to favorable litigation experience.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

      Consolidated net sales of $43.4 million and $161.9 million were achieved by the Company for the three and nine months ended September 30, 1998, respectively. This represents a decrease of 8.2% and an increase of 3.2% from the respective 1997 consolidated net sales of $47.2 million and $156.8 million.

      Firearms segment net sales increased by $1.1 million or 4.0% in the third quarter of 1998 to $28.8 million from $27.7 in the prior year. For the nine months ended September 30, 1998, firearms segment net sales decreased by $3.0 million or 2.7% to $107.6 million, compared to the corresponding 1997 period. Firearms unit shipments for the quarter ended September 30, 1998 increased 13.5% from the corresponding 1997 quarter due principally to a special promotion in September 1998 that allowed for an 11% discount on certain of the Company's rifles. For the nine month period ended September 30, 1998 firearms unit shipments decreased 1.6% reflecting reductions in revolvers and pistols, partially offset by increases in rifles and shotguns. The Company continues to employ three other sales incentive programs which were in effect in 1997. Two of these programs provide discounts of up to 10% of the sales price of selected pistol and revolver models, while another provides a 1% overall discount for customers meeting specific annual sales targets. In 1998 one new program was introduced offering an additional 1% for distributors qualifying for each of the aforementioned three programs.

      Casting segment net sales decreased by 25.4% to $14.6 million in the three months ended September 30, 1998 from $19.5 million in the third quarter of 1997. For the nine months ended September 30, 1998, casting segment net sales increased $8.1 million or 17.5% to $54.3 million. The reduction in casting segment sales for the quarter ended September 30, 1998 was attributable to a decrease in golf club heads shipped to Callaway Golf Company, Inc. ("Callaway"). The increase in the year-to-date casting sales was due to strong golf club head shipments to Callaway in the first half of 1998. The Company anticipates that fourth quarter investment casting sales will be below the level achieved in 1997.

      Consolidated cost of products sold for the third quarter of 1998 and the nine months ended September 30, 1998 was $35.4 million and $120.3 million compared to $34.9 million and $109.6 million in the corresponding 1997 periods, respectively, representing an increase of 1.6% and 9.8%, respectively. The increase for the quarter ended September 30, 1998 was primarily attributable to significant additional start-up costs associated with new customers and products in the investment casting segment and increased sales by the firearms segment, partially offset by a reduction in product liability expense as a result of favorable litigation experience. For the nine months ended September 30, 1998, the increase reflects the aforementioned third quarter factors as well as increased investment casting segment sales during the first half of 1998.

      Gross profit as a percentage of net sales decreased to 18.3% and 25.7% in the three and nine month periods ended September 30, 1998, respectively, from 26.2% and 30.1% in the corresponding periods of 1997. These decreases are due to significant additional start-up costs associated with new customers and products in the investment casting segment and the aforementioned special firearms promotion in September.

      Selling, general & administrative expenses decreased slightly to $4.6 million in the third quarter of 1998 from $4.7 million in the third quarter of 1997 and increased by 6.6% to $14.5 million in the nine months ended September 30, 1998 compared to $13.6 million in the prior year period. The increase during the first nine months of 1998 reflects higher than anticipated employee related expenses as well as increased professional services fees, and increased expenses related to national advertising and promotional efforts in the firearms segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


      Other income-net increased by $0.4 million and $2.8 million in the three and nine months ended September 30, 1998 compared to the corresponding 1997 periods. The increase in the quarter ended September 30, 1998 reflects increased earnings on Treasury bill investments. For the nine months ended September 30, 1998, the increase reflects non recurring expenses incurred in 1997 at Antelope Hills, LLC ("Antelope Hills"), a former joint venture between the Company and Callaway which was formed to construct and operate a foundry for the production of golf club heads investment cast in titanium, and a gain on the sale of non manufacturing real estate in the second quarter of 1998.
 .
      The effective income tax rate of 40.5% in the third quarter and nine months ended September 30, 1998 is consistent with the tax rate in 1997.

      As a result of the foregoing factors, consolidated net income for the three months and nine months ended September 30, 1998 decreased to $2.5 million and $18.0 million, respectively, from $4.8 million and $20.2 million for the three months and nine months ended September 30, 1997, respectively, representing decreases of $2.4 million or 49.4% and $2.2 million or 11.0%, respectively.

Financial Condition

      At September 30, 1998, the Company had cash, cash equivalents and short-term investments of $51.1 million, working capital of $100.6 million and a current ratio of 4.5 to 1.

      Cash provided by operating activities was $21.0 million and $46.2 million for the nine months ended September 30, 1998 and 1997, respectively. This change in cash flows is principally a result of reductions in inventories and trade receivables in 1997 that did not recur in 1998.

      The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through March have to be made by April 30. Shipments made in subsequent months have to be paid for within 90 days. As a result of the aforementioned special firearms promotion in September 1998, dating plan receivable balances were $12.7 million at September 30, 1998 compared to $3.1 million at September 30, 1997. The Company has reserved the right to discontinue the dating plan at any time.

      Capital expenditures during the nine months ended September 30, 1998 totaled $4.6 million. For the past two years capital expenditures averaged approximately $1.3 million per quarter. For the fourth quarter of 1998, the Company expects to spend approximately $2.5 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms, Ruger Investment Casting, and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations. On June 25, 1997, the Company purchased Callaway's interest in Antelope Hills for $7.0 million, an amount approximating Callaway's equity in the venture.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


      For the nine months ended September 30, 1998 dividends paid totaled $16.1 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March, June and September 1998. On October 28, 1998, the Company declared a regular quarterly dividend of $.20 per share payable on December 15, 1998. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

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

      Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities. This is commonly referred to as the "Year 2000" issue.

      The Company has completed its assessment of the Year 2000 issue. Numerous programs and files on the Company's mainframe computer system have been identified as candidates for conversion, some of which have already been converted. At the current personnel level, the remaining remediation effort will continue through the third quarter of 1999. This allows for any necessary final review to occur during the fourth quarter of 1999. User testing will be performed at the completion of each conversion. If as a result of user testing or other procedures, unforeseen problems or issues arise with the identified programs or if it is determined that additional programs require remediation, additional personnel from outside the Company may be needed to complete the Year 2000 remediation in a timely manner.

      The costs associated with the Year 2000 remediation of the mainframe system, which consist principally of employee related expenses, are expected to be immaterial to the Company's future operating results.

      Currently, the Company has not established a contingency plan. Its conversion schedule has prioritized critical applications. As such, any disruption caused by the failure to complete the conversion on all of the identified candidates for remediation should be mitigated. However, if one or more of the critical applications are not corrected in a timely manner, certain of the Company's functions may be adversely impacted; including but not limited to, production, shipping, invoicing, purchasing, payroll, credit and collections.

      The Company's assessment of the Year 2000 impact on non-information technology will be completed during the fourth quarter of 1998. The impact, and the costs to remedy any issues, are expected to be insignificant.

      The Company has not completed its assessment of Year 2000 issues related to third parties, as all third party responses have not yet been received. Thus far, the Company is unaware of any significant issues related to third parties with which it has a material relationship. As the Company is relying on the truthfulness and completeness of third party information and certification, there can be no assurance that the systems of other companies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


      Results of the efforts underway and the Company's current assessments continue to indicate that the impact of the Year 2000 remediation will be immaterial to the Company's future operating results and cash flows. However, the Company will continue to monitor and disclose the impact of Year 2000 issues throughout the remainder of 1998 and 1999.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements before the end of 1998. SFAS 131 does not need to be applied to interim financial information in the year of adoption. The Company does not anticipate that the adoption of this statement will result in the identification of additional segments.

      In October 1997, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits" which changes financial statement disclosure requirements for pension and other post retirement benefits. The Company does not expect SFAS 132 to affect its financial position or results of operations.

Forward-Looking Statements and Projections

      The Company may, from time to time, make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings (including those from titanium golf club components), the need for external financing for operations or capital expenditures, the impact of Year 2000 issues, the results of pending litigation against the Company, and the impact of future firearms control and environmental legislation, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date made and the Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of unanticipated events.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS


"Note 7--Contingent Liabilities" presented in Part I is incorporated herein by reference.

       The following three cases were instituted against the Company during the three months ended September 30, 1998, which involved significant demands for compensatory and/or punitive damages:

       Monalisa Harris, Administratrix and Individually, v. American Arms., et. al., in the U.S. District Court for the Eastern District of New York. The complaint, which was filed on August 28, 1998, alleges that on August 10, 1996 the plaintiff's decedent was injured as a result of a criminal shooting by persons unknown using a firearm manufactured and sold by persons unknown. Actual, compensatory, and punitive damages to be determined by the Court are demanded.

       Stephen Amestoy v. Accu-Sport, et. al., in the Superior Court of the State of California, County of Sacramento. The complaint, which was filed on September 8, 1998, alleges that on September 4, 1997, the plaintiff was injured while firing a rifle made by the Company, while utilizing allegedly defective ammunition sold by defendant Accu-Sport. Compensatory damages according to proof are demanded.

       Robert L. Grover, Jr. v.. Sturm, Ruger & Company, Inc., in the Superior Court of Connecticut, Judicial District of Fairfield. The complaint which was filed on August 10, 1998, alleges that on or about August 10, 1996, the plaintiff "dropped" a revolver made by the Company and shot himself in the buttocks and abdomen. Money damages, punitive damages, attorney fees, interest and costs, and equitable relief are demanded.

       During the three months ending September 30, 1998, two previously reported cases were settled:

            Case Name         Jurisdiction
            ---------         ------------

            Tate                Texas
            Backof              Nevada

      The settlement amounts were within the Company's limits of its self-insurance coverage, totaling less than $22,000.00.

      The previously reported case of McDermott, et. al. v. Company (NY), which arose out of Colin Ferguson's criminal shootings on the Long Island Railroad on December 7, 1993, was dismissed on September 28, 1998 as failing to state any recognized cause of action under New York law. It is unknown if plaintiffs will appeal this dismissal.

      On July 1, 1998, the Company (along with 7 other plaintiffs) obtained a preliminary injunction in the Commonwealth of Massachusetts Superior Court enjoining enforcement of the Massachusetts Attorney General's "Handgun Regulations" as being beyond the scope of that official's lawful authority in the case of ASSC, et. al. v. Harshbarger. The Massachusetts Attorney General filed a motion to appeal this decision to the Massachusetts Supreme Court on September 24, 1998.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits -

            Exhibit 27 - Financial Data Schedule

      (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                          STURM, RUGER & COMPANY, INC.

                  FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STURM, RUGER & COMPANY, INC.
                                         ----------------------------------





Date:  November 11, 1998                 /S/ERLE G. BLANCHARD
       ------------------                ----------------------------------
                                         Erle G. Blanchard
                                         Principal Financial and
                                         Accounting Officer,
                                         Vice President, Controller