Form 10-K405
period 1998-12-31
STURM RUGER & CO INC
filed 1999-03-31
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 1999:

Common Stock, $1 par value - $177,452,862

The number of shares outstanding of the issuer's common stock as of March 14, 1999:

Common Stock, $1 par value - 26,910,720

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 13, 1999 are incorporated by reference into Part III of this Report.

PART I

ITEM 1--BUSINESS

The Company is principally engaged in the design, manufacture, and sale of firearms and precision metal investment castings. The Company is the only U.S. firearms manufacturer which offers products in all four industry categories (rifles, shotguns, pistols, and revolvers) and believes that it is the largest U.S. firearms manufacturer, based on data reported in the Bureau of Alcohol, Tobacco and Firearms' 1997 Annual Firearms Manufacturing and Exportation Report ("BATF Data"). The Company, which has been profitable every year since 1950, believes it has a preeminent reputation among sportsmen, hunters, and gun collectors for technical innovation and quality construction, based on reports in industry and business publications. The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.

The Company's firearms, which are sold under the "Ruger" name and trademark, consist of single-shot, autoloading, bolt-action, lever action, and muzzleloading rifles in a broad range of hunting calibers; shotguns in three gauges; .22 caliber rimfire autoloading pistols and centerfire autoloading pistols in various calibers; and single-action, double-action, and muzzleloading revolvers in various calibers. The Company manufactures a wide range of high quality products and does not manufacture inexpensive concealable firearms, sometimes known as "Saturday Night Specials," "Junk Guns," or any firearm included on the list of "assault weapons" which was part of anti-crime legislation enacted by Congress in 1994.

Many of the firearms introduced by the Company over the years have become "classics" which have retained their popularity for decades and are sought by collectors. These firearms include the single-action Single-Six, Blackhawk, and Bearcat revolvers, the double-action Redhawk revolvers, the 10/22 and Mini-14 autoloading, M-77 bolt-action, and Number One Single-Shot rifles, and the Red Label over-and-under shotguns. The Company has supplemented these "classics" with the introduction of new models and variations of existing models. In 1987, the Company introduced the P85, a 9mm centerfire autoloading pistol, and the GP100 and Super Redhawk revolvers. In 1988 and 1989, it introduced a new line of small frame double-action revolvers, the SP101. The Company augmented its line of centerfire autoloading pistols in 1990, 1991, and 1992 by offering new versions of the 9mm model and two new calibers, .40 S&W and .45 ACP. In 1992 and 1993, the Company introduced the Ruger 22/45 pistol, the Vaquero single-action revolver, the 77/22 Varmint bolt-action rifle, the P89, P90, and P93 centerfire autoloading pistols, and the Spurless SP101 double-action revolver. New variations of several of the Company's most popular models were introduced in 1994 and 1995 including the P94 centerfire autoloading pistol in 9mm and .40 S&W calibers which further strengthened the Company's P-Series pistol line, the 77/22 bolt-action rifle in .22 Hornet caliber, and a Woodside model of the Company's over-and-under shotgun. In 1996, the Company introduced the P95 pistol with an Isoplast polymer grip frame, the MK-4B .22 caliber target pistol, the Model 96 Lever Action rifle, and the 10/22 T Target rifle. In 1997, the Company introduced several new firearms including the new Ruger 77/50 Muzzleloading rifle, the Ruger 77/44 Bolt Action rifle, the Ruger Carbine, the Ruger M-77 Mark II stainless rifle, the Ruger 10/22 "All-Weather" rifle, the Ruger 22/45 P-4 Target Pistol, and the Ruger Bisley-Vaquero.

The Company's continuing commitment to the development and introduction of new models of firearms in appropriate product categories again spawned several new products in 1998. The Ruger 10/22 Magnum rifle is a steel-receiver .22 Magnum version of this most famous rimfire rifle. A longer, heavier tungsten alloy bolt is used to handle the more powerful .22 magnum cartridge along with a longer version of the original Ruger rotary magazine. The Ruger Super Redhawk double action revolver chambered in .454 Casull, one of the most powerful revolver cartridges, is ideal for hunting dangerous game and has all the strength and reliability of the proven Super Redhawk design. The 50th Anniversary Model Ruger Mark II pistol commemorates the introduction of the Company's first commercial firearm in 1949. The original pistols were shipped with an unblued steel bolt, and to retain this impression a corrosion-resistant stainless steel bolt adorned at the rear with the famous Ruger logo has been substituted. The Company expanded its line of "All Weather" rifles, which combine the benefit of corrosion-resistant stainless steel with a weather-resistant synthetic stock, in the following models: the Ruger "All Weather" 77/50 Muzzleloading Rifle, the Ruger "All Weather" .44 Magnum compact bolt-action rifle, the Ruger "All Weather" Mini-14 and Ranch Rifles, and the Ruger "All Weather" Red Label Shotgun. The popular P-series pistol line was enhanced by the introduction of the P97 centerfire pistol which provides the .45 ACP caliber in a lightweight polymer frame first introduced three years ago in the Ruger P95.

The Company is also engaged in the manufacture of titanium, ferrous, and aluminum investment castings for a wide variety of markets including sporting goods, commercial, and military. In 1998 and 1997, the Company's foremost investment castings product was titanium golf club heads for Callaway Golf Company, Inc. ("Callaway Golf"). In 1998, the Company produced titanium golf club heads for Karsten Manufacturing ("Ping") and other golf club manufacturers, and will continue to pursue other titanium markets, as well as other golf club casting business.

In 1995, the Company entered into a joint venture agreement with Callaway Golf to construct and operate a foundry for the production of golf club heads investment cast in titanium. The joint venture, named Antelope Hills, LLC ("Antelope Hills") was owned 50% by the Company and 50% by Callaway Golf. In June 1997, the Company purchased the 50% interest in Antelope Hills owned by Callaway Golf.

For the years ended December 31, 1998, 1997, and 1996, net sales attributable to the Company's firearms operations were approximately 68%, 68%, and 67%, respectively, of total net sales. The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations. Further information regarding industry segment data is incorporated by reference to page 24 of the Company's 1998 Annual Report to Stockholders.

Products--Firearms

The Company presently manufactures 28 different types of firearm products in four industry categories: rifles, shotguns, pistols, and revolvers. Most are available in several models based upon caliber, finish, barrel length, and other features.

Rifles--A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. The Company presently manufactures eleven different types of rifles: the M77 Mark II, the M77 Mark II Magnum, the 77/22, the 77/44, the 10/22, the Model 96, the Mini-14, the Mini Thirty, the Ruger Carbine, the No. 1 Single-Shot, and the 77/50 Muzzle Loader. Sales of rifles by the Company accounted for approximately $71.6 million, $67.7 million, and $77.0 million of revenues for the years 1998, 1997, and 1996, respectively.

Shotguns--A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. The Company presently manufactures two different types of over-and-under shotguns: the Red Label available in 12, 20, and 28 gauge, and the Woodside available in 12 gauge. Most of the Red Label models are available in special Sporting Clays and English Field versions. Sales of shotguns by the Company accounted for approximately $10.4 million, $9.3 million, and $7.6 million of revenues for the years 1998, 1997, and 1996, respectively.

Pistols--A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The Company presently manufactures three different types of pistols, the Ruger Mark II .22 caliber in Standard, Competition, and Target models, the Ruger 22/45, and the P-Series centerfire autoloading pistols in various calibers, configurations, and finishes. Sales of pistols by the Company accounted for approximately $33.5 million, $33.6 million, and $30.3 million of revenues for the years 1998, 1997, and 1996, respectively.

Revolvers--A revolver is a handgun which has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. The Company presently manufactures eight different types of single-action revolvers: the New Model Super Single-Six, the New Model .32 Magnum Super Single-Six, the New Model Blackhawk, the New Model Super Blackhawk, the Vaquero, the Ruger Bisley, the Old Army Cap & Ball, and the New Bearcat. The Company presently manufactures four different types of double-action revolvers: the SP101, the GP100, the Redhawk, and the Super Redhawk. Sales of revolvers by the Company accounted for approximately $26.0 million, $28.5 million, and $31.5 million of revenues for the years 1998, 1997, and 1996, respectively.

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $3.4 million, $2.8 million, and $2.4 million of revenues for the years 1998, 1997, and 1996, respectively.

Products--Investment Castings

The investment castings products currently manufactured by the Company consist of titanium, ferrous (both chrome-moly and stainless), and aluminum. Sales of golf club heads to Callaway Golf approximated 63%, 76%, and 80% of casting revenues for the years 1998, 1997, and 1996, respectively. The remaining revenue represents parts sold to unrelated third parties for a wide variety of industries including sporting goods, commercial, and military.

Ruger Investment Casting ("RIC"), which includes the Antelope Hills foundry, is located in Prescott, Arizona and engineers and produces titanium, ferrous, and aluminum castings. This facility's manufacturing activity during 1998, 1997, and 1996 for outside customers consisted primarily of producing titanium golf club heads for Callaway Golf. Sales of golf club heads to Callaway Golf accounted for approximately $41.9 million, $51.6 million, and $59.7 million of revenues during 1998, 1997, and 1996, respectively.

The Pine Tree Castings Division of the Company, located in Newport, New Hampshire, engineers and produces ferrous castings for a wide range of commercial customers.

The Company's Uni-Cast Division, located in Manchester, New Hampshire, engineers and produces primarily large complex aluminum castings for a number of prime defense contractors. Uni-Cast is also involved with research and development of metal matrix composite materials and products.

Sales from the Company's investment castings operations (excluding intercompany transactions) accounted for approximately $66.7 million, $67.5 million, and $74.5 million, or 32%, 32%, and 33% of the Company's total net sales for 1998, 1997, and 1996, respectively.

Manufacturing

Firearms--The Company produces most rifles, and all shotguns and revolvers at the Newport, New Hampshire facility. Some rifles and all pistols are produced at the Prescott, Arizona facility.

Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company's castings facilities through a process known as precision investment casting. See "Manufacturing-Investment Castings" for a description of the investment casting process. The Company initiated the use of this process in the production of component parts for firearms in 1953 and believes that its widespread use of investment castings in the firearms manufacturing process is unique among firearms manufacturers. The investment casting process provides greater design flexibility and results in component parts which are generally close to their ultimate shape and, therefore, require less machining. Through the use of investment castings, the Company is able to produce durable and less costly component parts for its firearms.

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

Investment Castings--The Company manufactures all of its precision investment castings products at one of its three investment castings facilities. To produce a product by the investment casting method, a wax model of the part is created and coated ("invested") with several layers of ceramic material. The shell is then heated to melt the interior wax which is poured off, leaving a hollow mold. To cast the desired part, molten metal is poured into the mold and allowed to cool and solidify. The mold is then broken off to reveal a near net shape cast metal part.

Titanium investment castings products are manufactured by the Company's RIC Division. This facility, one of the largest investment castings facilities in the Southwest, also has the capabilities of producing ferrous and aluminum investment castings.

The Company's Pine Tree Castings Division manufactures most of the ferrous investment castings produced by the Company. Aluminum investment castings products are primarily manufactured by the Company's Uni-Cast Division.

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

Marketing and Distribution

Firearms--The Company's firearms are primarily marketed through a network of selected independent wholesale distributors who purchase the products directly from the Company for resale to gun dealers and legally authorized end-users. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. In late 1987, the Company reduced by more than one-half the number of domestic commercial distributors of its firearms in order to encourage its remaining distributors to focus their efforts on the Company's products. Each of these distributors carries the entire line of firearms manufactured by the Company for the commercial market. Management believes that the increase in sales since 1988 is due in part to this strategy. Currently, 21 distributors service the domestic commercial market, with an additional 58 servicing the domestic law enforcement market and two servicing the Canadian market. Three of these distributors service both the domestic commercial market and the domestic law enforcement market. In 1998, 1997, and 1996, one distributor, Jerry's Sport

Center, accounted for approximately 15%, 16%, and 18%, of the Company's net sales of firearms and 10%, 11%, and 12% of consolidated net sales, respectively. The Company employs six employees and two independent contractors who service these distributors and call on dealers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end-users, rather than from the Company's distributors, the Company believes that the loss of any distributor would not have a material adverse effect on the Company. The Company considers its relationships with its distributors to be satisfactory.

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

In the fourth quarter of 1998, the Company received annual orders from its distributors for the 1999 marketing year. These orders may be adjusted in the second quarter by the distributors to allow for market fluctuations. In 1998, quarterly adjustments to the annual orders were allowed. As of March 1, 1999, unfilled firearms orders were approximately $128 million as compared to approximately $93 million at March 1, 1998.

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

Investment Castings--The investment castings segment's principal markets are sporting goods, commercial, and military. Sales are made directly to customers or through manufacturers' representatives. In 1998, 1997, and 1996, one castings segment customer, Callaway Golf, accounted for approximately 20%, 25%, and 27% of consolidated net sales and 63%, 76%, and 80% of castings segment sales, respectively. Historically, the Company has obtained purchase orders from Callaway Golf that cover periods in excess of one year. At projected shipment levels, it is anticipated that the current purchase order will be depleted in the fourth quarter of 1999. The Company will endeavor to obtain a new purchase order prior to this occurrence.

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

Investment Castings--There are a large number of investment castings manufacturers, both domestic and foreign, with which the Company competes. Competition varies based on the type of investment castings products (titanium, ferrous, or aluminum) and the end use of the product (sporting goods, commercial, or military). Many of these competitors are larger than the Company and may have greater resources. The principal methods of competition in the industry are quality, production lead time, and price. The Company believes that it can compete effectively with all of its present competitors and has expended significant amounts of resources on both expanding and modernizing its investment castings facilities during the last several years.

Employees

As of February 28, 1999, the Company employed 2,171 full-time employees of which approximately 30% had at least ten years of service with the Company.

None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a strike during its entire 49-year history and believes its employee relations are satisfactory.

Research and Development

In 1998, 1997, and 1996, the Company spent approximately $1.1 million, $1.3 million, and $1.7 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 28, 1999, the Company had approximately 51 employees engaged in research and development activities as part of their responsibilities.

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

      Name                Age                Position With Company
--------------------------------------------------------------------------------
William B. Ruger          82     Chairman of the Board, Chief Executive
                                   Officer, Treasurer, and Director
William B. Ruger, Jr.     59     Vice Chairman, Senior Executive Officer,
                                   President, Chief Operating Officer, and
                                   Director
Stephen L. Sanetti        49     Vice President, General Counsel, and Director
Erle G. Blanchard         52     Vice President, Controller
Leslie M. Gasper          45     Corporate Secretary

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

Erle G. Blanchard returned to the Company as Vice President, Controller in March 1996. From March 1995 to March 1996, he was not employed by the Company. Prior to this, he served as Plant Manager of the Newport Firearms Manufacturing facility since 1986 and became Vice President, Controller - Newport in 1993.

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

ITEM 2--PROPERTIES

The Company's manufacturing operations are carried out at four facilities. The following table sets forth certain information regarding each of these facilities:

                                                     Approximate
                                                      Aggregate
                                                       Usable
                                                     Square Feet      Status
                                                   -----------------------------
Newport, New Hampshire                                350,000          Owned
Prescott, Arizona                                     230,000         Leased
Prescott, Arizona                                     110,000          Owned
Manchester, New Hampshire                              50,000          Owned

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

ITEM 3--LEGAL PROCEEDINGS

As of December 31, 1998, the Company was a defendant in approximately 10 cases involving product liability claims which allege defective product design. These cases are based principally on the theory of "strict liability," as well as negligence, breach of warranty, and other legal theories. In many of these cases, punitive damages, as well as compensatory damages, are demanded. Management believes that in every case the allegations of defective product design are unfounded, and that the shooting and any results thereof were due to negligence or misuse of the gun by the plaintiff or a third party, and that there should be no recovery against the Company. In the opinion of management, after consultation with its counsel, it is not probable and unlikely that litigation or punitive damage verdicts will have a material adverse effect on the Company's financial statements.

Claims for punitive damages are significant. As of March 18, 1982, compensatory and punitive damage insurance coverage is provided, in States where permitted, for losses exceeding $1.0 million of loss per occurrence or an aggregate maximum loss of $4.0 million. For claims which the Company has been notified in writing between July 10, 1988, through July 10, 1989, coverage is provided for losses exceeding $2.5 million per claim or an aggregate maximum loss of $9.0 million. For claims made between July 10, 1989, and July 10, 1991, the aggregate maximum loss is $7.5 million. For claims made after July 10, 1992, coverage is provided for losses exceeding $2.25 million per claim, or an aggregate maximum loss of $6.5 million. For claims made after July 10, 1994, coverage is provided for losses exceeding $2.0 million per claim, or an aggregate maximum loss of $6.0 million. For claims made after July 10, 1997, coverage is provided for annual losses exceeding $2.0 million per claim, or an aggregate maximum loss of $5.5 million annually.

The Company has reported all cases instituted against it through September 30, 1998, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

For a description of all pending lawsuits against the Company through September 30, 1998, reference is made to the discussion under the caption "Item 3. LEGAL PROCEEDINGS" of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and to the discussion under caption "Item 1. LEGAL PROCEEDINGS" of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1987, September 30, 1990, March 31, 1995, March 31 and June 30, 1996, September 30, 1997, and September 30, 1998.

The following cases were instituted against the Company during the three months ended December 31, 1998 which involved significant demands for compensatory and/or punitive damages:

City of Chicago and County of Cook v. Beretta U.S.A. Corp., et al, in the Circuit Court of Cook County, Illinois. The complaint, which was filed on December 1, 1998, alleges that firearms manufacturers, distributors, and dealers contribute to the sale of guns which are illegal to possess in, and which are used in the commission of violent crimes in, the city of Chicago. The complaint also alleges that certain Ruger firearms recovered by the Chicago Police Department were possessed and used illegally in the city of Chicago, allegedly creating a "public nuisance." Allocated compensatory and punitive damages in excess of $433 million against each defendant are demanded.

Mayor Marc H. Morial and the City of New Orleans v. Smith and Wesson Corp. et al, in the Civil District Court for the Parish of Orleans was filed on November 17, 1998. The complaint alleges that firearms manufacturers produce products without certain "safety devices" which result in criminals using their products illegally. Civil conspiracy among firearms manufacturers is also alleged. General, punitive, and compensatory damages are demanded from each defendant in an amount to be proven at trial.

During the three months ended December 31, 1998, one previously reported case was settled:

            Grover            Connecticut

The settlement amount was within the Company's limits of its self-insurance coverage.

The previously reported case of Hutchinson v. Company (MA) was dismissed with prejudice by the trial court on July 16, 1998, with no payment by the Company. No appeal was taken by plaintiff.

The dismissal by the trial court of the McDermott, et al, v. Company, et al,
(NY) lawsuit was not appealed to the 2nd Circuit Court of Appeals by plaintiffs, and the matter was finally closed on November 11, 1998.

The previously reported case of Amestoy v. Company (CA) was dismissed without prejudice on October 5, 1998. It is unknown if the case will be refiled at a later date.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from pages 11 and 27 of the Company's 1998 Annual Report to Stockholders.

ITEM 6--SELECTED FINANCIAL DATA

The information required for this Item is incorporated by reference from page 11 of the Company's 1998 Annual Report to Stockholders.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for this Item is incorporated by reference from pages 12 through 15 of the Company's 1998 Annual Report to Stockholders.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in United States Treasury Bills with short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates or commodity prices.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A)  Financial Statements

     The consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998 and the report dated February 12, 1999 of Ernst & Young LLP, independent auditors, are incorporated by reference from pages 16 through 26 of the Company's 1998 Annual Report to Stockholders.

(B)  Supplementary Data

     Quarterly results of operations for 1998 and 1997 are incorporated by reference from page 25 of the Company's 1998 Annual Report to Stockholders.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to the directors of the Company under the caption "ELECTION OF DIRECTORS" on pages 2 and 3 of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 13, 1999 is incorporated by reference into this Report. The information set forth under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 18 of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 13, 1999 is incorporated by reference into this Report. The information as to executive officers of the Company is included in Part I hereof under the caption "Executive Officers of the Company" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11--EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 13, 1999 under the captions "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES," "EXECUTIVE COMPENSATION," "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "1998 STOCK INCENTIVE PLAN," "1998 OPTION GRANTS," "AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES," "COMPANY STOCK PRICE PERFORMANCE," "PENSION PLAN TABLE," and "SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE" on pages 4 through 15.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 13, 1999 under the captions "ELECTION OF DIRECTORS," "PRINCIPAL STOCKHOLDERS," and "SECURITY OWNERSHIP OF MANAGEMENT" on pages 2, 3, 16, and 17.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 13, 1999 under the captions "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES," "EXECUTIVE COMPENSATION," "1998 STOCK INCENTIVE PLAN," "1998 OPTION GRANTS," AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES," and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on pages 4, 5, 7 through 11, and 18.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a)   Documents filed as part of this Form 10-K.

      (1)   Financial Statements:

            Consolidated Balance Sheets--December 31, 1998 and 1997

            Consolidated Statements of Income--Years ended December 31, 1998, 1997, and 1996

            Consolidated Statements of Stockholders' Equity--Years ended December 31, 1998, 1997, and 1996

            Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997, and 1996

            Notes to Consolidated Financial Statements

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (continued)

            Report of Independent Auditors

      This information is incorporated by reference from the Company's 1998 Annual Report to Stockholders as noted in Item 8.

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

            Exhibit 10.7  Sturm, Ruger & Company, Inc. 1998 Stock Incentive
                          Plan.

            Exhibit 13.1 Annual Report to Stockholders of the Company for the year ended December 31, 1998. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

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

            Exhibit 99.4 Items 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended December 31, 1995, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

            Exhibit 99.5 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended March 31, June 30, 1996, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (continued)

            Exhibit 99.6 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarter ended September 30, 1997, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

            Exhibit 99.7 Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1998, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

(b)   Report on Form 8-K filed in the fourth quarter of 1998: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  STURM, RUGER & COMPANY, INC.
                                                --------------------------------
                                                          (Registrant)


                                                S/LESLIE M. GASPER
                                                --------------------------------
                                                Leslie M. Gasper
                                                Corporate Secretary


                                                March 17, 1999
                                                --------------------------------
                                                Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


S/WILLIAM B. RUGER             3/15/99  S/WILLIAM B. RUGER, JR.          3/15/99
--------------------------------------  ----------------------------------------
William B. Ruger                        William B. Ruger, Jr.
Chairman of the Board, Chief Executive  Vice Chairman, Senior Executive Officer,
Officer, Treasurer, Director            President, Chief Operating Officer,
(Principal Executive Officer)           Director


S/JOHN M. KINGSLEY, JR.        3/15/99  S/STANLEY B. TERHUNE             3/15/99
--------------------------------------  ----------------------------------------
John M. Kingsley, Jr.                   Stanley B. Terhune
Director                                Director


S/RICHARD T. CUNNIFF           3/15/99  S/TOWNSEND HORNOR                3/15/99
--------------------------------------  ----------------------------------------
Richard T. Cunniff                      Townsend Hornor
Director                                Director


S/PAUL X. KELLEY               3/15/99
--------------------------------------  ----------------------------------------
Paul X. Kelley                          James E. Service
Director                                Director


S/STEPHEN L. SANETTI           3/15/99  S/ERLE G. BLANCHARD              3/15/99
--------------------------------------  ----------------------------------------
Stephen L. Sanetti                      Erle G. Blanchard
Vice President, General Counsel,        Vice President, Controller
Director                                (Principal Financial Officer)

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

Exhibit 10.7   Sturm, Ruger & Company, Inc. 1998 Stock Incentive
               Plan.                                                       21

                                                                        Page No.
                                                                        --------

Exhibit 13.1   Annual Report to Stockholders of the Company for
               the year ended December 31, 1998. Except for those
               portions of such Annual Report to Stockholders
               expressly incorporated by reference into the Report,
               such Annual Report to Stockholders is furnished solely
               for the information of the Securities and Exchange
               Commission and shall not be deemed a "filed" document.      28

Exhibit 23.1   Consent of Independent Auditors.                            61

Exhibit 27.1   Financial Data Schedule.                                    62

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

Exhibit 99.4 Items 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended December 31, 1995, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.5   Item 1 LEGAL PROCEEDINGS from the Quarterly
               Reports on Form 10-Q of the Company for the quarters ended March 31, June 30, 1996, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS

Exhibit 99.6   Item 1 LEGAL PROCEEDINGS from the Quarterly
               Reports on Form 10-Q of the Company for the quarter September 30, 1997, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.7 Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended
               September 30, 1998, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

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

                                CERTAIN EXHIBITS

                   Sturm, Ruger & Company, Inc. and Subsidiaries

             Item 14(a)(2) and Item 14(d)--Financial Statement Schedule

                   Schedule II--Valuation and Qualifying Accounts

                                 (In Thousands)

------------------------------------------------------------------------------------------
            COL. A                 COL. B          COL. C             COL. D       COL. E
------------------------------------------------------------------------------------------
                                                  ADDITIONS
                                            -----------------------
                                               (1)          (2)
                                  Balance                Charged to                Balance
                                     at     Charged to     Other                   at End
                                 Beginning  Costs and     Accounts                   of
          Description            of Period   Expenses    -Describe    Deductions   Period
-------------------------------------------------------------------------------------------
Deductions from asset accounts:
  Allowance for doubtful
  accounts:
   Year ended December 31, 1998   $1,001     $   350                  $    52(a)    $1,299
                                  ------     -------                  ----------    ------
   Year ended December 31, 1997   $  834     $   251     $   300(d)   $   384(a)    $1,001
                                  ------     -------     ----------   ----------    ------
   Year ended December 31, 1996   $  981     $    18                  $   165(a)    $  834
                                  ------     -------                  ----------    ------

  Allowance for discounts:
   Year ended December 31, 1998   $2,842     $ 9,948                  $10,902(b)    $1,888
                                  ------     -------                  ----------    ------
   Year ended December 31, 1997   $1,095     $ 5,861     $   690(e)   $ 4,804(b)    $2,842
                                  ------     -------     ----------   ----------    ------
   Year ended December 31, 1996   $  871     $ 4,408                  $ 4,184(b)    $1,095
                                  ------     -------                  -------       ------

Product safety modifications
accrual:
   Year ended December 31, 1998   $  870                              $   118(c)    $  752
                                  ------                              ----------    ------
   Year ended December 31, 1997   $1,302                 $  (300)(d)  $   132(c)    $  870
                                  ------                 -----------  ----------    ------
   Year ended December 31, 1996   $1,439                              $   137(c)    $1,302
                                  ------                              ----------    ------

(a)  Accounts written off
(b)  Discounts taken
(c)  Costs incurred
(d) Amount reclassified from product safety modifications accrual to allowance for doubtful accounts
(e)  Amount reclassified from accrued expenses to allowance for discounts