Form 10-Q
period 1999-03-31
STURM RUGER & CO INC
filed 1999-05-10
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_______________ to _______________

                          Commission file number 0-4776

                          STURM, RUGER & COMPANY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                         06-0633559
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. employer
     incorporation or organization)                          identification no.)


  Lacey Place, Southport, Connecticut                              06490
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)


                                 (203) 259-7843
              ---------------------------------------------------
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

                  The number of shares outstanding of the issuer's common stock as of April 30, 1999: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets--March 31, 1999 and
     December 31, 1998                                                         3

     Condensed consolidated statements of income--Three months ended
     March 31, 1999 and 1998                                                   5

     Condensed consolidated statements of cash flows--Three months
     ended March 31, 1999 and 1998                                             6

     Notes to condensed consolidated financial statements--March 31, 1999      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15
Item 6.  Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                    17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)



                                                            March 31,     December 31,
                                                              1999            1998
                                                           -----------    ------------
                                                           (unaudited)       (Note)
ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                              $   4,739      $   4,680
     Short-term investments                                    58,119         43,247
     Trade receivables, less allowances for
         doubtful accounts ($1,297 and $1,299) and
         discounts ($719 and $1,888)                           26,199         23,046
     Inventories:
         Finished products                                     12,094         13,402
         Materials and products in process                     31,099         34,150
                                                            ---------      ---------
                                                               43,193         47,552
     Deferred income taxes                                      8,950          7,999
     Prepaid expenses and other assets                            728          1,091
                                                            ---------      ---------
                                   TOTAL CURRENT ASSETS       141,928        127,615

PROPERTY, PLANT AND EQUIPMENT                                 145,578        144,918
     Less allowances for depreciation                         (96,072)       (93,833)
                                                            ---------      ---------
                                                               49,506         51,085
Deferred income taxes                                           3,864          3,400
Other assets                                                   14,606         14,634
                                                            ---------      ---------
                                                            $ 209,904      $ 196,734
                                                            =========      =========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)



                                                           March 31,     December 31,
                                                             1999            1998
                                                          -----------    ------------
                                                          (unaudited)       (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Trade accounts payable and accrued expenses           $   6,893      $   3,936
     Product safety modifications                                696            752
     Product liability                                         3,000          3,000
     Employee compensation                                    12,853         11,181
     Workers' compensation                                     4,278          4,173
     Income taxes                                              8,244          2,178
                                                           ---------      ---------
                            TOTAL CURRENT LIABILITIES         35,964         25,220

Product liability accrual                                     16,376         16,950
Contingent liabilities --Note 7                                   --             --

STOCKHOLDERS' EQUITY
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued
     Common Stock, par value $1: Authorized shares -
         40,000,000; issued and outstanding 26,910,720        26,911         26,911
     Additional paid-in capital                                2,434          2,434
     Retained earnings                                       128,409        125,409
     Accumulated other comprehensive income                     (190)          (190)
                                                           ---------      ---------
                                                             157,564        154,564
                                                           ---------      ---------
                                                           $ 209,904      $ 196,734
                                                           =========      =========


Note:

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)


                                                         Three Months Ended March 31,
                                                               1999        1998
                                                             -------     -------
Net firearms sales                                           $47,438     $37,013
Net castings sales                                            15,453      21,508
                                                             -------     -------

Total net sales                                               62,891      58,521

Cost of products sold                                         44,617      42,197
                                                             -------     -------
                                                              18,274      16,324

Expenses:
     Selling                                                   3,220       3,306
     General and administrative                                1,649       1,737
                                                             -------     -------
                                                               4,869       5,043
                                                             -------     -------
                                                              13,405      11,281

Other income-net                                                 684         756
                                                             -------     -------

                     Income before income taxes               14,089      12,037

Income taxes                                                   5,706       4,875
                                                             -------     -------

                                            Net income       $ 8,383     $ 7,162
                                                             =======     =======

Basic and diluted earnings per share                         $  0.31     $  0.27

Cash dividends per share                                     $  0.20     $  0.20


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)



                                                                          Three Months Ended March 31,
                                                                               1999          1998
                                                                             --------      --------
CASH PROVIDED BY OPERATING ACTIVITIES                                        $ 20,974      $ 14,725

INVESTING ACTIVITIES
  Property, plant and equipment additions                                        (660)       (1,571)
  Purchases of short-term investments                                         (44,917)      (35,904)
  Proceeds from sales or maturities of
      short-term investments                                                   30,045        29,933
                                                                             --------      --------
                                       Cash used by investing activities      (15,532)       (7,542)
                                                                             --------      --------

FINANCING ACTIVITIES
  Dividends paid                                                               (5,383)       (5,383)
  Repurchase of Common Stock                                                       --          (210)
                                                                             --------      --------
                                      Cash used by financing activities        (5,383)       (5,593)
                                                                             --------      --------

Increase in cash and cash equivalents                                              59         1,590

              Cash and cash equivalents at beginning of period                  4,680         4,488
                                                                             --------      --------

                       Cash and cash equivalents at end of period            $  4,739      $  6,078
                                                                             ========      ========


See notes to condensed consolidated financial statements.

STURM RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1999


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE 4--INCOME TAXES

         The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the three months ended March 31, 1999 and 1998 were $1.1 million and $2.6 million, respectively.

NOTE 5--BASIC AND DILUTED EARNINGS PER SHARE

         Basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of options outstanding using the treasury stock method, when applicable.

NOTE 6--COMPREHENSIVE INCOME

         As there were no non-owner changes in equity during the first quarter of 1999 and 1998, total comprehensive income equals net income, or $8.4 million and $7.2 million, respectively.

NOTE 7--CONTINGENT LIABILITIES

         The Company is a defendant in approximately 16 lawsuits involving product liability claims and is aware of other product liability claims. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations are unfounded, and that the shooting and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party, and that there should be no recovery against the Company.

         In 1995, the Company was a named defendant, along with numerous other firearm manufacturers and distributors, in the Hamilton, et. al. vs. Accu-tek, et. al. lawsuit claiming damages as a result of alleged negligent sales practices and "industry-wide" liability. The suit was tried to a defense verdict as to the Company on February 11, 1999. The Company was completely exonerated and no damages were awarded against the Company by the jury for any of the seven criminal shootings which comprised this case when tried. The Company is a named defendant, along with numerous other firearms manufacturers, distributors, and dealers, in lawsuits filed by the mayors of New Orleans, Chicago, Miami, and Bridgeport, alleging, among other things, that the Company created a "public nuisance" and conspired to ignore certain safety devices in its manufacturing process, allegedly resulting in the ability of criminals and careless individuals to illegally obtain and misuse firearms. While it is difficult to forecast the outcome of litigation or the timing of costs, management believes, after consultation with counsel, that those allegations are unfounded and that this litigation is not likely to have a material adverse effect on the financial condition of the Company.

         The Company's management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. In the opinion of management, after consultation with special and corporate counsel, it is not probable and unlikely that litigation or punitive damage verdicts will have a material adverse effect on the results of operations or financial condition of the Company.

         The Company has reported all lawsuits instituted against it through December 31, 1998 and the results of those lawsuits, where terminated, to the S.E.C. on its Form 10-K and Form 10-Q reports, to which reference is hereby made.

NOTE 8--OPERATING SEGMENT INFORMATION

         The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment consists of three operating divisions which manufacture and sell titanium, ferrous, and aluminum investment castings.

         Selected operating segment financial information follows (in thousands):

Quarter ended March 31,                               1999               1998
                                                    --------           --------
Net Sales
     Firearms                                       $ 47,438           $ 37,013
     Castings
          Unaffiliated                                15,453             21,508
          Intersegment                                 6,996              5,220
                                                    --------           --------
                                                      22,449             26,728
     Eliminations                                     (6,996)            (5,220)
                                                    --------           --------
                                                    $ 62,891           $ 58,521
                                                    ========           ========
Income Before Income Taxes
     Firearms                                       $ 12,485           $  7,218
     Castings                                          1,382              4,603
     Corporate                                           222                216
                                                    --------           --------
                                                    $ 14,089           $ 12,037
                                                    ========           ========

                                                    March 31,         December 31,
Identifiable Assets                                   1999                1998
                                                    ---------         ------------
     Firearms                                       $ 76,647            $ 79,633
     Castings                                         44,651              43,760
     Corporate                                        88,606              73,341
                                                    --------            --------
                                                    $209,904            $196,734
                                                    ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Consolidated net sales of $62.9 million were achieved by the Company in the first quarter of 1999. This represents an increase of $4.4 million or 7.5% from the first quarter of 1998 consolidated net sales of $58.5 million.

         Firearms segment net sales were $47.4 million in the first quarter of 1999 compared to $37.0 million in the corresponding 1998 period, an increase of $10.4 million or 28.2%. Firearms unit shipments increased 22.8% reflecting strong overall market demand as evidenced by double-digit growth in all four industry product categories from 1998. The industry product categories of pistols and revolvers enjoyed increased shipments of 38.7% and 34.4%, respectively. The heightened level of demand for most existing models and the Company's Fiftieth Anniversary commemorative pistol, the MK-450, has contributed to the overall increase in firearms unit sales. In 1999, the Company instituted a new sales incentive program for its distributors which allows them to earn rebates of up to 15% if certain annual overall sales targets are achieved. This program replaces programs offered in previous years which rewarded distributors for meeting overall annual sales targets as well as sales targets within specific product lines. Overall 1999 firearms sales are not expected to maintain the level of growth experienced during the first quarter.

         Castings segment net sales decreased 28.2% from $21.5 million in the first quarter of 1998 to $15.5 million in the first quarter of 1999. This was primarily due to decreased shipments of titanium golf club heads to Callaway Golf Company, Inc. partially offset by increased club head sales to other customers. The Company anticipates that total casting segment sales in 1999 may be below the level achieved in 1998.

         Consolidated cost of products sold for the first quarter of 1999 was $44.6 million compared to $42.2 million for the first quarter of 1998, an increase of $2.4 million or 5.7%. This was primarily attributable to increased sales activity by the firearms segment, partially offset by lower casting segment sales, as discussed above.

         Gross profit as a percentage of net sales increased to 29.1% in the first quarter of 1999 from 27.9% in the comparable 1998 period. This increase is due to increased sales volumes in the firearms segment and the firearms price increase that went into effect July 1, 1998, partially offset by margin erosion caused by the reduction in investment casting sales.

         Selling, general & administrative expenses decreased by 3.5% to $4.9 million in the first quarter of 1999 from $5.0 million in the first quarter of 1998. Selling, general & administrative expense as a percentage of net sales for the first three months of 1999 was 7.7%, an improvement from the 9.1% ratio for the year ended December 31, 1998.

         Other income-net, comprised primarily of interest on short-term investments, for the first quarter of 1999 and 1998 were consistent.

         The effective income tax rate was 40.5% in the first quarter of 1999 and 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


         As a result of the foregoing factors, consolidated net income for the first quarter of 1999 increased to $8.4 million from $7.2 million for the first quarter of 1998 representing an increase of $1.2 million or 17.0%.

Financial Condition

         At March 31, 1999, the Company had cash, cash equivalents and short-term investments of $62.9 million, working capital of $106.0 million and a current ratio of 3.9 to 1, compared to $47.9 million, $102.4, and 5.1 to 1, respectively, at December 31, 1998.

         Cash provided by operating activities was $21.0 million and $14.7 million for the three months ended March 31, 1999 and 1998, respectively. This change in cash flows is principally a result of reductions in inventories and increases in accounts payable and other liabilities, partially offset by an increase in accounts receivable.

         The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February have to be made by April 30. Generally, shipments made in subsequent months have to be paid for within approximately 90 days. Dating plan receivable balances were $7.9 million at March 31, 1999 as compared to $6.1 million at March 31, 1998. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         Capital expenditures during the three months ended March 31, 1999 totaled $0.7 million. For the past two years capital expenditures averaged approximately $1.2 million per quarter. In 1999, the Company expects to spend approximately $4 million on capital expenditures to upgrade and modernize all of its divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         For the three months ended March 31, 1999 dividends paid totaled $5.4 million. This amount reflects the regular quarterly dividend of $.20 per share paid on March 15, 1999. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

         Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 1999.

         The purchase of firearms is subject to federal, state and local governmental regulations. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


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

         Until November 30, 1998 the "Brady Law" mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the "Brady Law" has not had a significant effect on the Company's sales of firearms, nor does it anticipate any impact on sales in the future. The "Crime Bill" took effect on September 13, 1994, but none of the Company's products were banned as so-called "assault weapons." To the contrary, all the Company's then-manufactured long guns were exempted by name as "legitimate sporting firearms." The Company remains strongly opposed to laws which would unduly restrict the rights of law-abiding citizens to acquire firearms for legitimate purposes. The Company believes that the private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

         The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. The Company is a named defendant, along with numerous other firearms manufacturers, distributors, and dealers, in lawsuits filed by the mayors of New Orleans, Chicago, Miami and Bridgeport, alleging, among other things, that the Company created a "public nuisance" and conspired to ignore certain safety devices in its manufacturing process, allegedly resulting in the ability of criminals and careless individuals to illegally obtain and misuse firearms. While it is difficult to forecast the outcome of litigation or the timing of costs, management believes, after consultation with counsel, that those allegations are unfounded and that this litigation is not likely to have a material adverse effect on the financial condition of the Company.

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

         The Company has completed its assessment of the Year 2000 issue as it relates to both information technology systems and non-information technology applications. With respect to information technology systems, numerous programs and files on the Company's mainframe computer system have been identified as candidates for conversion, many of which have already been converted. At the current personnel level, the remaining remediation effort will continue through the third quarter of 1999. This allows for any necessary final review to occur during the fourth quarter of 1999. As systems are converted, they are placed into active service. If program failures result or any other unforeseen problems or issues arise with the identified programs or if it is determined that additional programs require remediation, additional personnel from outside the Company may be needed to complete the Year 2000 remediation in a timely manner.

         Currently, the Company has not established a contingency plan in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in the fourth quarter of 1999 to determine whether such a plan is necessary. Its conversion schedule prioritized critical applications and, as such, all critical applications have been converted. However, all applications have not been tested.

         As noted above, the Company has not yet completed all necessary phases of the Year 2000 remediation. In the event that the Company does not complete any additional phases, certain of the Company's functions could be adversely impacted; including but not limited to, production, shipping, invoicing, purchasing, payroll, credit and collections.

         The Company has not completed its assessment of Year 2000 issues related to third parties, as approximately one third of third party responses have not yet been received. Thus far, the Company is unaware of any significant issues related to third parties with which it has a material relationship. As the Company is relying on the truthfulness and completeness of third party information and certification, there can be no assurance that the systems of other companies will be converted on time or that any such failure to convert by another company would not have an adverse effect on the Company.

         Results of the efforts underway and the Company's current assessments continue to indicate that the impact of the Year 2000 remediation relating to information technology, non-information technology and third parties will be immaterial to the Company's future operating results and cash flows. However, the Company will continue to closely monitor and disclose the impact of Year 2000 issues throughout 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


Forward-Looking Statements and Projections

         The Company may, from time to time, make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings (including those from titanium golf club components), the need for external financing for operations or capital expenditures, the impact of Year 2000 issues, the results of pending litigation against the Company, and the impact of future firearms control and environmental legislation, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date made, and the Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The following cases were instituted against the Company during the three months ended March 31, 1999, which involved significant demands for compensatory and/or punitive damages:

         James Michael Webb v. Sturm, Ruger & Company, Inc. et. al., in the District Court in Washington, Minnesota. The complaint, which was filed on January 11, 1999, alleges that a Ruger pistol owned by the plaintiff jammed and then misfired, resulting in serious injury to his leg. The amount in demand is unstated.

         Emil Kurthy v. Sturm, Ruger & Company, Inc. et. al., in the Superior Court in Los Angeles, California. The complaint, which was filed on January 25, 1999, alleges that the plaintiff's rifle blew up, resulting in injuries to his ears, neck, head, arms, teeth, and hands. General and compensatory damages to be proven at trial are demanded.

         Mark A. Schuett v. Sturm, Ruger & Company, Inc. et. al., in the Superior Court in Kenai, Alaska. The complaint, which was filed on February 8, 1999, alleges that the plaintiff was injured while handling a revolver manufactured by the Company. General damages in the excess of $500,000 plus compensatory and punitive damages which are to be proven at trial are demanded.

         Mayor Joseph P. Ganim v. Smith & Wesson Corp., et. al., in the Superior Court in Bridgeport, Connecticut. The complaint, which was filed on February 16, 1999, alleges that handgun manufacturers failed to design handguns to be "self-locking" and "childproof." The complaint also alleges that these handguns are sold lacking adequate warnings. The complaint also alleges public nuisance and unjust enrichment among other theories. Damages in excess of $15,000, plus punitive and compensatory damages, are demanded.

         Obrellia Smith, Administratrix and Individually, v. Navegar, Inc. et. al., in the Circuit Court of Cook County, Illinois. The complaint, which was filed on March 8, 1999 as a putative class action, alleges that the plaintiff's decedent was murdered by Darnell Foxx (a gang member) with a non-Ruger handgun. The complaint also alleges that firearms manufacturers have created a "public nuisance" by intentionally supplying handguns to the underground market for use by gang members and juveniles. Damages plus fees and costs to be determined by the Court are demanded.

         Stephen Young, Administratrix and Individually, v. Bryco Arms, et. al., in the Circuit Court of Cook County, Illinois. The complaint, which was filed on March 15, 1999 as a putative class action, alleges that the plaintiff's decedent was killed by Mario Ramos and a juvenile gang member with a non-Ruger handgun. The complaint also alleges that firearms manufacturers have created a "public nuisance" by "oversupplying" the handgun market resulting in illegal possession and use by gang members and juveniles. Damages plus fees and costs to be determined by the Court are demanded.

         During the three months ending March 31, 1999, no reported cases were settled.

         The previously reported case of Hamilton, et. al. v. Accu-tek, et. al.
(NY) was tried to a defense verdict as to the Company on February 11, 1999. The Company was completely exonerated and no damages were awarded against the Company by the jury for any of the seven criminal shootings which comprised this case when tried. Damages totaling $520,000 were awarded against three other manufacturing defendant companies in one of the seven shootings. Judgment on the verdict has not yet been entered, and post-trial motions to dismiss have been filed by the remaining defendants. An appeal is likely by these three defendants if a judgment on the verdict is entered against them.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -

                  Exhibit 27 - Financial Data Schedule

         (b) The Company did not file any reports of Form 8-K during the three months ended March 31, 1999.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             STURM, RUGER & COMPANY, INC.
                                             -----------------------------------




Date:  May 6, 1999                           /s/ ERLE G. BLANCHARD VP
       -----------                           -----------------------------------
                                                 Erle G. Blanchard
                                                 Principal Financial and
                                                 Accounting Officer,
                                                 Vice President, Controller