Form 10-Q
period 1999-06-30
STURM RUGER & CO INC
filed 1999-08-06
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No _____

     The number of shares outstanding of the issuer's common stock as of July 31, 1999: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--June 30, 1999 and
December 31, 1998                                                          3

Condensed consolidated statements of income--Three months ended
June 30, 1999 and 1998; Six months ended June 30, 1999 and 1998            5

Condensed consolidated statements of cash flows--Six months
ended June 30, 1999 and 1998                                               6

Notes to condensed consolidated financial statements--June 30, 1999        7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                               11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                15
Item 4.  Submission of Matters to a Vote of Security Holders              18
Item 6.  Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
       STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands)

                                                      June 30,     December 31,
                                                        1999          1998
                                                        ----          ----
                                                     (Unaudited)     (Note)
   ASSETS

    CURRENT ASSETS:
Cash and cash equivalents                            $   5,503    $   4,680
Short-term investments                                  70,001       43,247
Trade receivables, less allowances for
    Doubtful accounts ($1,331 and $1,299) and
    Discounts ($530 and $1,888)                         23,496       23,046
Inventories:
    Finished products                                   10,752       13,402
    Materials and products in process                   27,646       34,150
                                                     ---------    ---------
                                                        38,398       47,552
Deferred income taxes                                   10,264        7,999
Prepaid expenses and other assets                          499        1,091
                                                     ---------    ---------
                              TOTAL CURRENT ASSETS     148,161      127,615

Property, plant and equipment                          146,657      144,918
     Less allowances for depreciation                  (98,279)     (93,833)
                                                     ---------    ---------
                                                        48,378       51,085
Deferred income taxes                                    3,756        3,400
Other assets                                            14,612       14,634
                                                     ---------    ---------
                                                     $ 214,907    $ 196,734
                                                     =========    =========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)


                                                         June 30,     December 31,
                                                          1999           1998
                                                          ----           ----
                                                       (unaudited)      (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses           $  10,061    $   3,936
  Product safety modifications                                667          752
  Product liability                                         3,000        3,000
  Employee compensation                                    14,430       11,181
  Workers' compensation                                     4,497        4,173
  Income taxes                                              5,090        2,178
                                                        ---------    ---------
                            TOTAL CURRENT LIABILITIES      37,745       25,220

Product liability accrual                                  17,442       16,950
Contingent liabilities -- Note 7                               --           --


STOCKHOLDERS' EQUITY
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued                 --           --
     Common Stock, par value $1:
           Authorized shares - 40,000,000
           Issued and outstanding shares - 26,910,720      26,911       26,911
     Additional paid-in capital                             2,434        2,434
     Retained earnings                                    130,565      125,409
     Accumulated other comprehensive income                  (190)        (190)
                                                        ---------    ---------
                                                          159,720      154,564
                                                        ---------    ---------
                                                        $ 214,907    $ 196,734
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

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

                                                    Three Months Ended June 30,      Six Months Ended June 30,
                                                     1999             1998            1999               1998
                                                     ----             ----            ----               ----

Firearms sales                                    $ 49,429         $ 41,773         $ 96,867         $ 78,786
Castings sales                                      13,589           18,224           29,042           39,732
                                                  --------         --------         --------         --------

Net sales                                           63,018           59,997          125,909          118,518

Cost of products sold                               46,581           42,679           91,198           84,876
                                                  --------         --------         --------         --------
                                                    16,437           17,318           34,711           33,642

Expenses:
     Selling                                         3,259            3,468            6,479            6,774
     General and administrative                      1,444            1,419            3,093            3,156
                                                  --------         --------         --------         --------
                                                     4,703            4,887            9,572            9,930
                                                  --------         --------         --------         --------
                                                    11,734           12,431           25,139           23,712

Other income-net                                       933            1,698            1,617            2,454
                                                  --------         --------         --------         --------

               Income before income taxes           12,667           14,129           26,756           26,166

   Income taxes                                      5,130            5,722           10,836           10,597
                                                  --------         --------         --------         --------

                               Net income         $  7,537         $  8,407         $ 15,920         $ 15,569
                                                  ========         ========         ========         ========

Basic and diluted earnings per share              $   0.28         $   0.31         $   0.59         $   0.58

Cash dividends per share                          $   0.20         $   0.20         $   0.40         $   0.40


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                                   Six Months Ended June 30,
                                                                       1999        1998
                                                                   -------------------------

CASH PROVIDED BY OPERATING ACTIVITIES                               $ 39,911    $ 24,153
INVESTING ACTIVITIES:
  Property, plant and equipment additions                             (1,739)     (2,841)
  Purchases of short-term investments                                (95,758)    (77,544)
  Proceeds from sales or maturities of
      short-term investments                                          69,004      67,772
  Net proceeds from sale of land                                         169       1,077

                                                                    --------    --------
                Cash used by investing activities                    (28,324)    (11,536)

                                                                    --------    --------

FINANCING ACTIVITIES:
  Dividends paid                                                     (10,764)    (10,766)
  Repurchase of Common Stock                                              --        (210)
                                                                    --------    --------
                Cash used by financing activities                    (10,764)    (10,976)
                                                                    --------    --------

Increase in cash and cash equivalents                                    823       1,641

              Cash and cash equivalents at beginning of period         4,680       4,488
                                                                    --------    --------

                       Cash and cash equivalents at end of period   $  5,503    $  6,129
                                                                    ========    ========


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1999


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE 3--INVENTORIES

         Inventories are valued using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. During 1999, inventory quantities have been reduced. This reduction may result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. If a liquidation does occur in 1999, management believes that the impact would not be material to the financial statements.

NOTE 4--INCOME TAXES

       The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the six months ended June 30, 1999 and 1998 were $8.7 million and $12.5 million, respectively.


NOTE 5--BASIC AND DILUTED EARNINGS PER SHARE

         Basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the period. On May 13, 1999, shareholders approved the 1998 Stock Incentive Plan under which employees may be granted options to purchase shares of the Company's authorized but unissued stock. Diluted earnings per share reflects the impact of options outstanding using the treasury stock method, when applicable.

NOTE 6--COMPREHENSIVE INCOME

         As there were no non-owner changes in equity during the first half of 1999 and 1998, total comprehensive income equals net income for the three and six months ended June 30, 1999 and 1998, or $7.5 million and $8.4 million, and $15.9 million and $15.6 million, respectively.

NOTE 7 - CONTINGENT LIABILITIES

       The Company is a defendant in approximately 26 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall within two categories:

         (i) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories, and

         (ii) those brought by cities, municipalities, counties, and individuals (including certain putative class actions) against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacturing, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, assault, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. None of these cases allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

         Punitive damages, as well as compensatory damages, are demanded in many of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. As of March 18, 1982, compensatory and punitive damage insurance coverage is provided, in States where permitted, for losses exceeding $1 million of loss per occurrence or an aggregate maximum loss of $4 million. For claims which the Company has been notified in writing between July 10, 1988, through July 10, 1989, coverage is provided for losses exceeding $2.5 million per claim or an aggregate maximum loss of $9 million. For claims made between July 10, 1989, and July 10, 1991, the aggregate maximum loss is $7.5 million. For claims made after July 10, 1992 coverage is provided for losses exceeding $2,250,000 per claim, or an aggregate maximum loss $6,500,000. For claims made after July 10, 1994, coverage is provided for losses exceeding $2,000,000 per claim, or an aggregate maximum loss of $6,000,000. For claims made after July 10, 1997, coverage is provided for losses exceeding $2,000,000 per claim, or an aggregate maximum loss of $5,500,000.

         Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearm by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities and counties based, among other reasons, on established state law precluding recovery by municipalities for the essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality or county under state and federal law, including State and Federal Constitutions.

         The only case against the Company alleging liability for criminal shootings by third parties to ever be permitted to go to a jury, Hamilton, et al. v. Accu-tek, et al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its May 26, 1999 opinion. The three defendants found liable have filed a notice of appeal from the court's decision.

         The Company's management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the results of operations or financial condition of the Company.

         The Company has reported all lawsuits instituted against it through June 30, 1999 and the results of those lawsuits, where terminated, to the S.E.C. in this Form 10-Q and prior Form 10-K and Form 10-Q reports to which reference is hereby made.

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

                                                   Three Months Ended June 30,                Six Months Ended June 30,
                                                      1999                  1998                 1999                  1998
---------------------------------------------------------------------------------------------------------------------------
Net Sales
     Firearms                                      $49,429               $41,773             $ 96,867              $ 78,786
     Castings
          Unaffiliated                              13,589                18,224               29,042                39,732
          Intersegment                               7,044                 8,395               14,040                13,615
---------------------------------------------------------------------------------------------------------------------------
                                                    20,633                26,619               43,082                53,347
     Eliminations                                  (7,044)               (8,395)             (14,040)              (13,615)
---------------------------------------------------------------------------------------------------------------------------
                                                   $63,018               $59,997             $125,909              $118,518
===========================================================================================================================
Income Before Income Taxes
     Firearms                                      $11,689               $10,308              $24,174               $17,526
     Castings                                          421                 2,640                1,803                 7,243
     Corporate                                         557                 1,181                  779                 1,397
---------------------------------------------------------------------------------------------------------------------------
                                                   $12,667               $14,129              $26,756               $26,166
===========================================================================================================================

                                                                                             June 30,          December 31,
                                                                                                 1999                  1998
                                                                                             ------------------------------
Identifiable Assets
     Firearms                                                                                $ 73,418               $79,633
     Castings                                                                                  39,828                43,760
     Corporate                                                                                101,661                73,341
                                                                                             ------------------------------
                                                                                             $214,907              $196,734
                                                                                             ------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Consolidated net sales of $63.0 million and $125.9 million were achieved by the Company for the three and six months ended June 30, 1999. This represents an increase of 5.0% and 6.2% from the respective 1998 consolidated net sales amounts of $60.0 million and $118.5 million.

         Firearms segment net sales increased by $7.6 million, or 18.3%, in the second quarter to $49.4 million from $41.8 million in the second quarter of the prior year. For the six months ended June 30, 1999, firearms segment net sales increased by $18.1 million, or 22.9% to $96.9 million, compared to the corresponding 1998 period. Firearms unit shipments increased 20.4% for the three-month period and 21.6% for the six-month period ended June 30, 1999 from the comparable 1998 periods. The unit increase reflects continued strong overall market demand. In the second quarter of 1999, shipments of the industry product categories of rifles and revolvers increased 33.0% and 16.8%, respectively. A heightened level of demand for most existing models and the introduction of the Company's Fiftieth Anniversary commemorative pistol, the MK-450, have contributed to the overall increase in firearms unit sales. Shipments in the second quarter may have been favorably impacted by a pricing increase in selected models effective July 1, 1999, that was announced in May. In 1999, the Company instituted a new sales incentive program for its distributors which allows them to earn rebates of up to 15% if certain annual overall sales targets are achieved. This program replaces programs offered in previous years which rewarded distributors for meeting overall annual sales targets as well as sales targets within specific product lines. The Company anticipates that second half unit sales will exceed those achieved in the second half of 1998 but that total firearms shipments for the second half of 1999 may be below those of the first half.

         Casting segment net sales decreased by 25.4% and 26.9% to $13.6 million and $29.0 million, respectively, in the three and six months ended June 30, 1999 from $18.2 million and $39.7 million in the comparable 1998 periods. This was principally due to reduced shipments of titanium golf club heads to Callaway Golf Company, Inc. which decreased 31.5% and 39.2% for the three and six months ended June 30, 1999, respectively. Shipments to other golf companies for the first six months of 1999, which were approximately twice those of the comparable 1998 period, partially offset this decrease. The Company anticipates that total casting segment sales in 1999 may be below the level achieved in 1998. The Company continues to actively pursue other golf club casting business as well as other titanium markets.

         Consolidated cost of products sold for the second quarter and the six months ended June 30, 1999 were $46.6 million and $91.2 million compared to $42.7 million and $84.9 million in the corresponding 1998 periods representing an increase of 9.1% and 7.4%, respectively. This was primarily attributable to increased sales activities by the firearms segment partially offset by reduced casting segment sales during the second quarter and the six months ended June 30, 1999.

         Gross profit as a percentage of net sales was 27.6% for the six month period ended June 30, 1999, as compared to 28.4% in the comparable 1998 period. For the second quarter of 1999, gross profit as a percent of sales decreased to 26.1% from 28.9% in the second quarter of 1998. Margin erosion in the quarter was caused by lower casting sales and increased product liability expenses related to the lawsuits brought by cities, municipalities, counties, and individuals during the quarter, partially offset by the favorable disposition of the Hamilton, et. al. v. Accu-tek, et. al. lawsuit.

         Selling, general and administrative expenses decreased by $0.2 million or 3.8% to $4.7 million and by $0.4 million or 3.6% to $9.6 million, in the three and six months ended June 30, 1999, respectively. Selling, general and administrative expense as a percentage of sales in the three and six months ended June 30, 1999 of 7.5% and 7.6%, respectively, is below the 9.1% ratio for the year ended December 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

       Other income-net decreased by $0.8 million in both the three and six months ended June 30, 1999 compared to the corresponding 1998 periods primarily due to a gain on the sale of non-manufacturing real estate in the second quarter of 1998.

         The effective income tax rate remained 40.5% in both the second quarter and six months ended June 30, 1999, unchanged from the corresponding 1998 periods.

         As a result of the foregoing factors, consolidated net income decreased $0.9 million or 7.6% from $8.4 million to $7.5 million for the three months ended June 30, 1999 and increased $0.2 million or 2.3% from $15.6 million to $15.9 million for the six months ended June 30, 1999.

Financial Condition

         At June 30, 1999, the Company had cash, cash equivalents and short-term investments of $75.5 million, working capital of $110.4 million and a current ratio of 3.9 to 1.

         Cash provided by operating activities was $39.9 million and $24.2 million for the six months ended June 30, 1999 and 1998, respectively. The increase in cash provided is principally a result of a larger reduction in inventories and larger increases in accounts payable and accrued expenses in the first six months of 1999 than in the comparable 1998 period.

         The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February have to be made by April 30. Shipments made in subsequent months have to be paid within approximately 90 days. Dating plan receivable balances were $8.0 million at June 30, 1999 compared to $6.6 million at June 30, 1998. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         Capital expenditures during the six months ended June 30, 1999 totaled $1.7 million. For the past two years capital expenditures averaged approximately $1.2 million per quarter. For 1999, the Company expects to spend approximately $6.4 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms, Ruger Investment Casting, and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         For the six months ended June 30, 1999 dividends paid totaled $10.8 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March and June 1999. On July 15, 1999, the Company declared a regular quarterly dividend of $.20 per share payable on September 15, 1999. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

         Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

  The Company is a defendant in numerous lawsuits involving its products and is aware of certain other such claims. The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearm by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities and counties based, among other reasons, on established state law precluding recovery by municipalities for the essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality or county under state and federal law, including State and Federal Constitutions.

  The Company's management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the results of operations or financial condition of the Company.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

       The Company has completed its assessment of the Year 2000 issue as it relates to both information technology systems and non-information technology applications. With respect to information technology systems, numerous programs and files on the Company's mainframe computer system have been identified as candidates for conversion. The conversion of these programs and files has been substantially completed. Some of these files have been placed in active service and are currently in use. Others, most of which relate to the financial and accounting functions of the Company, may be tested during the second half of 1999. If program failures result or any other unforeseen problems or issues arise with the identified programs or if it is determined that additional programs require remediation, additional personnel from outside the Company may be needed to complete the Year 2000 remediation in a timely manner. The availability of such personnel is unknown.

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


PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The nature of the legal proceedings against the Company is discussed in
Note 7-"CONTINGENT LIABILITIES" to this 10-Q report, which is incorporated herein by reference.

         The Company has reported all cases instituted against it through March 31, 1999, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

         The following cases were instituted against the Company during the three months ended June 30, 1999, which involved significant demands for compensatory and/or punitive damages:

         Alex Penelas, Mayor of Miami-Dade County v. Arms Technology, Inc., et. al. in the Circuit Court in Miami-Dade County, Florida. The complaint was filed on January 27, 1999; however, the Company was not served until June 17, 1999 when it was served with an amended complaint. That complaint asserts claims in negligence, strict liability, negligent entrustment, and public nuisance against a number of firearms manufacturers and trade associations for the costs of governmental services and decrease of property values arising out of the criminal, suicidal and accidental misuse of firearms. The suit also seeks imposition of a "Constructive Trust" and the entry of an injunction.

       Mayor Michael R. White, and the City of Cleveland v. Hi-Point Firearms, et. al. in the Court of Common Pleas in Cuyahoga County, Ohio. The complaint, which was filed on April 12, 1999, alleges that handgun manufacturers, distributors, and trade associations have failed to provide adequate warnings with the firearms, and have failed to incorporate safety devices which would prevent unauthorized users from firing the guns. The complaint also alleges unjust enrichment, nuisance abatement, and public nuisance claims. Actual and punitive damages, plus other costs against each defendant, are demanded, as is injunctive relief.

         Edward H. McNamara, Wayne County Executive, et. al. v. Arms Technology, Inc., et. al. in the Circuit Court for the County of Wayne in Michigan. The complaint, which was filed on April 26, 1999, alleges that firearms manufacturers, distributors, and dealers are negligent and have created a public nuisance allegedly by making firearms easily available to juveniles, criminals, and other unauthorized firearms users. Compensatory damages in excess of $200 million and exemplary damages in excess of $200 million allocated against each defendant are demanded as well as equitable relief.

         Dennis W. Archer, Mayor of the City of Detroit, et. al. v. Arms Technology, Inc., et. al. in the Circuit Court for the County of Wayne in Michigan. The complaint, which was filed on April 26, 1999, alleges that firearms manufacturers, distributors, and dealers are negligent and have created a public nuisance by allegedly making firearms easily available to unauthorized firearms users. Compensatory and exemplary damages plus other fees and costs allocated against each defendant and injunctive relief are demanded.

         City of Cincinnati v. Beretta U.S.A. Corp., et. al. in the Court of Common Pleas in Hamilton County, Ohio. The complaint, which was filed on May 4, 1999, alleges that firearms manufacturers have failed to utilize safety devices which would prevent unauthorized users from firing guns. The complaint also alleges gun manufacturers, distributors, and dealers have marketed guns without sufficient control resulting in an illegal gun market which supplies guns to juveniles and felons, thereby creating a public nuisance. Deceptive advertising, fraud/ concealment, negligent misrepresentation and unjust enrichment are also alleged. Allocated compensatory, exemplary and punitive damages, plus other costs against each defendant, are demanded as well as injunctive relief.

         City of Boston, The Boston Public Health Commission v. Smith & Wesson Corp., et. al. in the Superior Court in Massachusetts. The complaint, which was filed on June 3, 1999, alleges counts of public nuisance, negligent distribution and marketing, breach of warranty and unjust enrichment against a number of firearm manufacturers and trade associations allegedly arising out of the use of firearms by juveniles, criminals and other prohibited persons in the commission of crimes. Compensatory, punitive, and special damages plus other fees and costs against each defendant, are demanded as is injunctive relief.

         City of St. Louis, Missouri v. Henry J. Cernicek, et. al. in the Circuit Court of the City of St. Louis, Missouri. The complaint, which was filed on May 13, 1999, alleges that firearms manufacturers, distributors, dealers, sellers, agents and trade associations have failed to utilize safety devices which would prevent unauthorized users from firing guns and causing a "public nuisance." The complaint also alleges negligence in design and warnings, civil conspiracy and unjust enrichment. Allocated compensatory and punitive damages, plus other fees against each defendant, are demanded as well as an order to "abate" the nuisance.

         Anthony Ceriale, Special Administrator of the Estate of Michael Ceriale, Deceased v. Smith & Wesson Corp., et. al. in the Circuit Court of Cook County, Illinois. The complaint, which was filed on May 26, 1999, alleges that Chicago Police Officer Michael Ceriale was shot with a non-Ruger handgun by a gang member while conducting a narcotics surveillance. The complaint, brought as a putative class action against a number of manufacturers and distributors, alleges firearms manufacturers have created a public nuisance resulting in illegal possession and use by unauthorized persons. Damages plus other costs and fees against one or more handgun manufacturers are demanded.

         Thomas Smith and Nancy Smith v. Sturm, Ruger & Co., Inc. in the Superior Court in Maine. The complaint, which was filed on April 20, 1999, alleges that Thomas Smith was shot in the head while handling a Ruger revolver and died. General and punitive damages are demanded.

         Tricia Keene, Individually, and Tricia Keene as Next of Friend for the Estate of Brandon Preston v. Sturm, Ruger & Co., Inc. in the District Court of Jefferson County in Texas. The complaint, which was filed on April 29, 1999, alleges that Tricia Keene's son was fatally injured while at the home of David and Shirley LeBlanc when the LeBlanc's minor child discharged a firearm. Exemplary, punitive, and compensatory damages are demanded.

         During the three months ending June 30, 1999, one previously reported case was settled:

                        Case Name                 Jurisdiction
                        ---------                 ------------
                          Webb                      Minnesota

         The settlement amount was within the Company's limits of its self-insurance coverage.

       The only case against the Company alleging liability for criminal shootings by third parties to ever be permitted to go to a jury, Hamilton, et al. v. Accu-tek, et al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its May 26, 1999 opinion. The three defendants found liable have filed a notice of appeal from the court's decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The 1999 Annual Meeting of the Stockholders of the Company was held on May 13, 1999. The table below sets forth the results of the votes taken at the 1999 Annual Meeting:

                  1.       Election of Directors
                           ---------------------

                                                   Votes
                                 Votes For        Withheld
                                 ---------        --------
William B. Ruger                 24,907,823       179,260
William B. Ruger, Jr             24,931,048       156,035
Stephen L. Sanetti               24,933,739      153,344
Richard T. Cunniff               24,962,774      124,309
Townsend Hornor                  24,963,225      123,858
Paul X. Kelley                   24,967,958      119,125
John M. Kingsley, Jr             24,932,356      154,727
James E. Service                 24,972,904      114,179
Stanley B. Terhune               24,771,303      315,780


2.       Approval of 1998 Stock Incentive Plan

                  Votes For                          Votes Against              Votes Withheld
                  ---------                          -------------              --------------
                  16,454,950                            4,405,790                     748,595


3.       Ratification of Ernst & Young LLP as Auditors for 1999

                  Votes For                          Votes Against             Votes Withheld
                  ---------                          -------------             --------------
                  25,012,221                              40,873                      33,989


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -

                  Exhibit 27 - Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STURM, RUGER & COMPANY, INC.
                                         ----------------------------


Date:  August 6, 1999                    /s/ERLE G. BLANCHARD V.P.
       --------------                    ---------------------------------------
                                         Erle G. Blanchard
                                         Principal Financial and
                                         Accounting Officer,
                                         Vice President, Controller