Form 10-Q
period 1999-09-30
STURM RUGER & CO INC
filed 1999-11-10
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from_______________ to _______________

                      Commission file number 0-4776
                         STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                   06-0633559
     ----------------------------------             -------------------------
      (State or other jurisdiction of                   (I.R.S. employer
       incorporation or organization)                  identification no.)


    Lacey Place, Southport, Connecticut                      06490
---------------------------------------------       -------------------------
  (Address of principal executive offices)                 (Zip code)


                                 (203) 259-7843
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No _____

                  The number of shares outstanding of the issuer's common stock as of October 31, 1999: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (Unaudited)

      Condensed consolidated balance sheets--September 30, 1999 and
      December 31, 1998                                                                                          3

      Condensed consolidated statements of income--Three months ended September
      30, 1999 and 1998; Nine months ended September 30, 1999 and 1998                                           5

      Condensed consolidated statements of cash flows--Nine months ended
      September 30, 1999 and 1998                                                                                6

      Notes to condensed consolidated financial statements--September 30, 1999                                   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                          11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                             15

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                                                      15
Item 6.  Exhibits and Reports on Form 8-K                                                                       18

SIGNATURES                                                                                                      19
----------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
    STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)



                                                                          September 30,         December 31,
                                                                              1999                  1998
                                                                        ------------------    ------------------
                                                                          (unaudited)              (Note)
ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                                                    $6,364             $   4,680
     Short-term investments                                                       70,499                43,247
     Trade receivables, less allowances for
         doubtful accounts ($1,367 and $1,299) and
         discounts ($353 and $1,888)                                              24,221                23,046
     Inventories:
         Finished products                                                        10,660                13,402
         Materials and products in process                                        27,410                34,150
                                                                        ------------------    ------------------
                                                                                  38,070                47,552

     Deferred income taxes                                                        10,807                 7,999
     Prepaid expenses and other assets                                             1,465                 1,091
                                                                        ------------------    ------------------
                                   TOTAL CURRENT ASSETS                          151,426               127,615

Property, plant and equipment                                                    147,958               144,918
     Less allowances for depreciation                                           (100,486)              (93,833)
                                                                        ------------------    ------------------
                                                                                  47,472                51,085
Deferred income taxes                                                              3,521                 3,400
Other assets                                                                      14,579                14,634
                                                                        ------------------    ------------------
                                                                                $216,998              $196,734
                                                                        ==================    ==================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
    STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)



                                                                               September 30,            December 31,
                                                                                    1999                    1998
                                                                             -------------------      -----------------
                                                                                  (unaudited)                   (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Trade accounts payable and accrued expenses                                   $   12,744                $   3,936
     Product safety modifications                                                         662                      752
     Product liability                                                                  3,000                    3,000
     Employee compensation                                                             12,188                   11,181
     Workers' compensation                                                              4,611                    4,173
     Income taxes                                                                       4,964                    2,178
                                                                             -------------------      -----------------
                            TOTAL CURRENT LIABILITIES                                  38,169                   25,220

Product liability accrual                                                              17,512                   16,950
Contingent liabilities --Note 7                                                           --                       --

STOCKHOLDERS' EQUITY
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued
     Common Stock, par value $1:
         Authorized shares - 40,000,000
         Issued and outstanding - 26,910,720                                           26,911                   26,911
     Additional paid-in capital                                                         2,434                    2,434
     Retained earnings                                                                132,162                  125,409
     Accumulated other comprehensive income                                              (190)                    (190)
                                                                             -------------------      -----------------
                                                                                      161,317                  154,564
                                                                             -------------------      -----------------
                                                                                     $216,998                 $196,734
                                                                             ===================      =================


Note:
-----

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

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)




                                                              Three Months Ended                    Nine Months Ended
                                                                 September 30,                        September 30,
                                                           1999               1998               1999               1998
                                                     ------------------------------------   -----------------------------------

Firearms sales                                                $42,651            $28,812            $139,518           $107,598
Castings sales                                                 12,793             14,561              41,835             54,293
                                                     -----------------  -----------------   ----------------   ----------------

Net sales                                                      55,444             43,373             181,353            161,891

Cost of products sold                                          39,826             35,440             131,024            120,316
                                                     -----------------  -----------------   ----------------   ----------------
                                                               15,618              7,933              50,329             41,575

Expenses:
     Selling                                                    3,344              3,223               9,823              9,997
     General and administrative                                 1,534              1,386               4,627              4,543
                                                     -----------------  -----------------   ----------------   ----------------
                                                                4,878              4,609              14,450             14,540
                                                     -----------------  -----------------   ----------------   ----------------
                                                               10,740              3,324              35,879             27,035

Other income-net                                                  993                802               2,610              3,257
                                                     -----------------  -----------------   ----------------   ----------------
          Income before income taxes                           11,733              4,126              38,489             30,292

Income taxes                                                    4,752              1,672              15,588             12,269
                                                     -----------------  -----------------   ----------------   ----------------

                        Net income                            $ 6,981            $ 2,454            $ 22,901           $ 18,023
                                                     =================  =================   ================   ================

Basic and diluted earnings per share                            $0.26              $0.09              $0.85              $0.67
                                                                =====              =====              =====              =====

Cash dividends per share                                        $0.20              $0.20              $0.60              $0.60
                                                                =====              =====              =====              =====


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)



                                                                                  Nine Months Ended September 30,
                                                                                    1999                 1998
                                                                              ---------------------------------------


CASH PROVIDED BY OPERATING ACTIVITIES                                                 $ 47,955             $ 21,002

INVESTING ACTIVITIES
  Property, plant and equipment additions                                               (3,040)              (4,608)
  Purchases of short-term investments                                                 (133,603)             (95,275)
  Proceeds from sales or maturities of
      short-term investments                                                           106,351               94,685
  Net proceeds from sale of land                                                           169                1,077
                                                                              ------------------   ------------------
                         Cash used in investing activities                             (30,123)              (4,121)
                                                                              ------------------   ------------------

FINANCING ACTIVITIES
  Dividends paid                                                                       (16,148)             (16,146)
  Repurchase of common stock                                                                 -                 (210)
                                                                              ------------------   ------------------
                         Cash used in financing activities                             (16,148)             (16,356)
                                                                              ------------------   ------------------

Increase in cash and cash equivalents                                                    1,684                  525

             Cash and cash equivalents at beginning of period                            4,680                4,488
                                                                              ------------------   ------------------

Cash and cash equivalents at end of period                                            $  6,364             $  5,013
                                                                              ==================   ==================





See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1999


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE 3--INVENTORIES

         Inventories are valued using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. During 1999, inventory quantities have been reduced. This reduction may result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although a reduction in inventory levels is expected to remain through year-end, the effect of a liquidation cannot be quantified at the present time. If a liquidation does occur in 1999, management believes that the impact would not be material to the financial statements.

NOTE 4--INCOME TAXES

         The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the nine months ended September 30, 1999 and 1998 were $15.7 million and $15.1 million, respectively.

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

NOTE 6--COMPREHENSIVE INCOME

         As there were no non-owner changes in equity during the first nine months of 1999 and 1998, total comprehensive income equals net income for the three and nine months ended September 30, 1999 and 1998, or $7.0 million and $2.5 million, and $22.9 million and $18.0 million, respectively.

NOTE 7--CONTINGENT LIABILITIES

       The Company is a defendant in approximately 36 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall within two categories:

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

         On October 7, 1999 a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp., et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. Motions to dismiss other such lawsuits are pending.

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

         The Company has reported all lawsuits instituted against it through September 30, 1999 and the results of those lawsuits, where terminated, to the S.E.C. in this Form 10-Q and prior Form 10-K and Form 10-Q reports to which reference is hereby made.

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



                                                        Three Months Ended                          Nine Months Ended
                                                        ------------------                          -----------------
                                                           September 30,                              September 30,
                                                           -------------                              -------------
                                                      1999                  1998                 1999                  1998
----------------------------------------------------------------------------------------------------------------------------
Net Sales
     Firearms                                      $42,651               $28,812             $139,518             $ 107,598
     Castings
          Unaffiliated                              12,793                14,561               41,835                54,293
          Intersegment                               5,116                 6,324               19,156                19,939
----------------------------------------------------------------------------------------------------------------------------
                                                    17,909                20,885               60,991                74,232
     Eliminations                                  (5,116)               (6,324)             (19,156)              (19,939)
----------------------------------------------------------------------------------------------------------------------------
                                                   $55,444               $43,373             $181,353              $161,891
----------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes
     Firearms                                      $10,163                $6,142              $34,337               $23,668
     Castings                                        1,011               (2,342)                2,814                 4,901
     Corporate                                         559                   326                1,338                 1,723
----------------------------------------------------------------------------------------------------------------------------
                                                   $11,733                $4,126              $38,489               $30,292
----------------------------------------------------------------------------------------------------------------------------

                                                                                        September 30,          December 31,
                                                                                                 1999                  1998
                                                                                  -------------------------------------------
Identifiable Assets
     Firearms                                                                                 $74,969               $79,633
     Castings                                                                                  37,584                43,760
     Corporate                                                                                104,445                73,341
                                                                                  ------------------------------------------
                                                                                             $216,998              $196,734
                                                                                  ------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

         Consolidated net sales of $55.4 million and $181.4 million were achieved by the Company for the three and nine months ended September 30, 1999, respectively. This represents increases of 27.8% and 12.0% from the respective 1998 consolidated net sales of $43.4 million and $161.9 million.

         Firearms segment net sales increased by $13.9 million or 48.0% in the third quarter of 1999 to $42.7 million from $28.8 million in the third quarter of the prior year. For the nine months ended September 30, 1999, firearms segment net sales increased by $31.9 million or 29.7% to $139.5 million, compared to the corresponding 1998 period. Firearms unit shipments increased 29.4% for the three-month period and 23.7% for the nine-month period ended September 30, 1999 from the comparable 1998 periods. The unit increase reflects continued strong overall market demand. For the nine months ended September 30, 1999, shipments of all major industry product categories increased from the comparable 1998 period. A heightened level of demand for most existing products and the introduction of the Company's Fiftieth Anniversary commemorative models have contributed to the overall increase in firearms unit sales. Demand for pistols and revolvers, which achieved unit growth of 48.5% and 23.3%, respectively, over 1998 levels was especially strong. In 1999, the Company instituted a new sales incentive program for its distributors that allows them to earn rebates of up to 15% if certain annual overall sales targets are achieved. This program replaces programs offered in previous years which rewarded distributors for meeting overall annual sales targets as well as sales targets within specific product lines.

         Casting segment net sales decreased by 12.1% to $12.8 million in the three months ended September 30, 1999 from $14.6 million in the third quarter of 1998. For the nine months ended September 30, 1999, casting segment net sales decreased $12.5 million or 22.9% to $41.8 million. The reduction in casting segment sales for the three and nine months ended September 30, 1999 from the comparable 1998 periods was attributable to a decrease in golf club heads shipped to Callaway Golf Company, Inc. ("Callaway Golf"). The Company's current long-term contract with Callaway Golf will be completed during the fourth quarter of 1999. No additional long-term supply contract with Callaway Golf is anticipated. The Company anticipates that fourth quarter investment casting sales may be below the level achieved in 1998, and 2000 investment casting sales may be below the level achieved in 1999.

         Consolidated cost of products sold for the third quarter of 1999 and the nine months ended September 30, 1999 was $39.8 million and $131.0 million compared to $35.4 million and $120.3 million in the corresponding 1998 periods, respectively, representing an increase of 12.4% and 8.9%, respectively. This was primarily attributable to increased sales activities by the firearms segment partially offset by reduced casting segment sales during the third quarter and the nine months ended September 30, 1999.

         Gross profit as a percentage of net sales increased to 28.2% and 27.8% in the three and nine month periods ended September 30, 1999, respectively, from 18.3% and 25.7% in the corresponding periods of 1998. This improvement is due to increased sales volumes in the firearms segment and pricing increases for selected models effective December 1, 1998 and July 1, 1999. In addition, the level of gross profit achieved in 1998 was adversely affected by a special promotion in September 1998 that allowed for an 11% discount on certain of the Company's rifles as well as significant costs associated with new customers and products in the investment casting segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


         Selling, general & administrative expenses increased slightly to $4.9 million in the third quarter of 1999 from $4.6 million in the third quarter of 1998 and remained constant at $14.5 million in the nine month periods ended September 30, 1999 and 1998.

       Other income-net increased by $0.2 million in the three months ended September 30, 1999 compared to the third quarter of 1998 and decreased $0.6 million in the nine months ended September 30, 1999 compared to the corresponding 1998 period. The increase in the quarter ended September 30, 1999 reflects increased earnings on Treasury bill investments resulting from increased principal. For the nine months ended September 30, 1999, the decrease reflects a gain on the sale of non-manufacturing real estate in the second quarter of 1998.
 .
         The effective income tax rate of 40.5% in the third quarter and nine months ended September 30, 1999 is unchanged from corresponding 1998 periods.

         As a result of the foregoing factors, consolidated net income for the three and nine months ended September 30, 1999 increased to $7.0 million and $22.9 million, respectively, from $2.5 million and $18.0 million for the three and nine months ended September 30, 1998, respectively, representing increases of $4.5 million or 184.5% and $4.9 million or 27.1%, respectively.

Financial Condition
-------------------

         At September 30, 1999, the Company had cash, cash equivalents and short-term investments of $76.9 million, working capital of $113.3 million and a current ratio of 4.0 to 1.

         Cash provided by operating activities was $48.0 million and $21.0 million for the nine months ended September 30, 1999 and 1998, respectively. This change in cash flows is principally a result of increased net income, reductions in inventories, and increases in trade accounts payable and accrued expenses in 1999.

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

         Capital expenditures during the nine months ended September 30, 1999 totaled $3.0 million. For the past two years capital expenditures averaged approximately $1.3 million per quarter. For the fourth quarter of 1999, the Company expects to spend approximately $2 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms, Ruger Investment Casting, and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         For the nine months ended September 30, 1999 dividends paid totaled $16.1 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March, June and September 1999. On October 26, 1999,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


the Company declared a regular quarterly dividend of $.20 per share payable on December 15, 1999. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

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

       The Company has completed its assessment of the Year 2000 issue as it relates to both information technology systems and non-information technology applications. With respect to information technology systems, numerous programs and files on the Company's mainframe computer system have been identified as candidates for conversion. The conversion of these programs and files has been substantially completed. After conversion, these files have been placed in active service and are in use. Additional testing, most of which relates to the financial and accounting functions of the Company, is scheduled for the fourth quarter of 1999. If program failures result or any other unforeseen problems or issues arise with the identified programs or if it is determined that additional programs require remediation, additional personnel from outside the Company may be needed to complete the Year 2000 remediation in a timely manner. The availability of such personnel is unknown.

         Currently, the Company has not established a formal contingency plan in the event it does not complete all phases of the Year 2000 program. Although the structure of a contingency plan would be dependent on many factors, under most scenarios, the plan would, to a large extent, be comprised of manual work-arounds.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


         Results of the efforts underway and the Company's current assessments continue to indicate that the impact of the Year 2000 remediation relating to information technology, non-information technology and third parties will be immaterial to the Company's future operating results and cash flows. However, the Company will continue to closely monitor and disclose the impact of Year 2000 issues.

Forward-Looking Statements and Projections
------------------------------------------

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


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

         The nature of the legal proceedings against the Company is discussed in
Note 7-"CONTINGENT LIABILITIES" to this Form 10-Q report, which is incorporated herein by reference.

         The Company has reported all cases instituted against it through June 30, 1999, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

         The following cases were instituted against the Company during the three months ended September 30, 1999, which involved significant demands for compensatory and/or punitive damages:

         Bobby S. Williams, et. al. v. Sturm, Ruger & Company, Inc. et. al. in the District Court of the Parish of Ascension, Louisiana. The complaint, which was served on September 22, 1999, alleges that on or about August 3, 1998, the defendant was injured when he allegedly dropped a revolver manufactured by the Company. Damages and other costs to be determined by the Court are demanded.

         Camden County Board of Freeholders v. Beretta U.S.A. Corp., et. al. in the District Court of Camden County, New Jersey. The complaint, which was served on September 2, 1999, alleges that handgun manufacturers have created a public nuisance because of allegedly negligent marketing and distribution practices regarding their products. The complaint also alleges design defects in firearms because adolescents and children can obtain and misuse guns. Compensatory, punitive, and treble damages, as well as injunctive relief, are demanded.

         Christopher T. Martin v. Philip A. Toren, individually, et. al. in the Circuit Court in Palm Beach County, Florida. The complaint, which was served on September 14, 1999, alleges that on or about September 14, 1999, the plaintiff was injured while he was handling a loaded pistol handed to him by the owner of the pistol, resulting in injuries to the plaintiff. Damages in excess of $15,000.00 are demanded.

         City of Atlanta v. Smith & Wesson, et. al. in the State Court of Fulton County, Georgia. The complaint was made known to the Company on February 5, 1999, but was not served until August 11, 1999. The complaint alleges that all defendants' guns are unreasonably dangerous because they can be fired by unauthorized users, including children, criminals, and mentally unstable persons. Compensatory and punitive damages in an amount to be determined by the Court are demanded.

         City of Camden v. Beretta U.S.A.Corp., et. al. in the Superior Court in Camden County, New Jersey. The complaint was made known to the Company on June 1, 1999, but was not served as a lawsuit until September 1, 1999. The complaint alleges that the defendants have created a public nuisance because of negligent marketing and distribution practices which allegedly allow guns to be purchased and used by criminals, juveniles, and other prohibited persons in the commissions of crimes. Complaint also alleges a design defect because unauthorized users, including children and adolescents can obtain and misuse guns. Compensatory, punitive, and special damages to be determined by the Court, as well as injunctive relief, are demanded.

         City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et. al. in Superior Court in Lake, Indiana. The complaint, which was served on September 7, 1999, alleges that the defendants have created a public nuisance due to their negligent marketing and distribution practices, which allegedly enables guns to be purchased by juveniles, criminals, and other prohibited persons. The complaint also alleges design defects in firearms due to allegedly inadequate warnings and lack of safety devices. Compensatory, punitive, general and special damages, as well as preliminary and permanent injunctive relief, are demanded.

         City of San Francisco, et. al. v. Arcadia Machine & Tool,, Inc. et. al. in the Superior Court of San Francisco, California. The complaint was made known to the Company on May 25, 1999, but was not served until July 28, 1999. The complaint alleges that firearms manufacturers, distributors, and trade associations have created a public nuisance and have contributed to minors, criminals, and other unauthorized users obtaining handguns. The complaint also alleges a violation of the California Business and Professions Code in that the defendants have allegedly failed to incorporate reasonable safety features which would allegedly prevent minors, criminals, or other unauthorized users from using the guns. Injunctive and declaratory relief is demanded.

         Mayor Sharpe James, and the City of Newark, New Jersey v. Arcadia Machine & Tools, et. al. in the Superior Court of New Jersey in Essex County, New Jersey. The complaint was made known to the Company on June 10, 1999, but was not served until July 23, 1999. The complaint alleges that firearms manufacturers and their agents have allegedly failed to implement safety features which would allegedly prevent unauthorized or unintended users from using the guns. The complaint also alleges that gun manufacturers and their agents have allegedly created a public nuisance by making it easy for juveniles, felons, and other unauthorized users to obtain guns through illegal markets. Punitive and exemplary damages to be determined by the Court are demanded.

         Melissa M. Halliday, et. al. v. Sturm, Ruger & Company, Inc., et. al. in the Circuit Court in Baltimore, Maryland. The complaint, which was served on July 22, 1999, alleges that the plaintiff's decedent was playing with a loaded pistol which accidentally fired, resulting in fatal injuries to plaintiff's decedent. Compensatory damages in amount of $4,000,000.00 are demanded against defendants. $10,000,000.00 in punitive damages are demanded against the Company.

         People of the State of California ex. rel. the County of Los Angeles, et. al. v. Arcadia Machine Tool, et. al. in the Superior Court in Los Angeles, California. The complaint, which was served on July 29, 1999, alleges a violation of the California Business and Professions Code in that handgun manufacturers, distributors, retailers and trade associations have created a public nuisance and have contributed to the juveniles, criminals, and unauthorized users obtaining handguns. The complaint also alleges that handgun manufacturers have failed to incorporate reasonable safety features which allegedly would prevent felons, minors or other unauthorized users from using handguns. Preliminary damages to be determined by the Court are demanded, as well as permanent injunctive relief.

         People of the State of California, by and through attorneys for the cities of Los Angeles, Campton, Inglewood, and West Hollywood, et. al. v. Arcadia Machine & Tool, et. al. in the Superior Court of the State of California. The complaint was made known to the Company on May 25, 1999, but was not served until July 28, 1999. The complaint alleges that handgun manufacturers, distributors, retailers and trade association have allegedly created a public nuisance by allegedly contributing to juveniles and criminals obtaining handguns. The complaint also alleges a violation to the California Business and Professions Code in that handgun manufacturers, distributors, retailers, and trade associations have allegedly failed to implement safety features which would allegedly prevent unauthorized users from using guns. Injunctive and declaratory relief are demanded.

         During the three months ending September 30, 1999, no previously reported cases were settled.

         Summary judgment in favor of the Company on all counts was granted in the previously-reported case of Allen v. Company (NY). It is uncertain whether plaintiffs will appeal this dismissal.

         Litigation of the previously-reported cases of Gerena (NY) and Prosper
(NY) has been stayed by Judge Weinstein pending the appeal by the three remaining defendants on the previously-reported Hamilton case (NY), in which the Company was adjudged not to be liable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits -

             Exhibit 27 - Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                          STURM, RUGER & COMPANY, INC.

             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STURM, RUGER & COMPANY, INC.
                                        ---------------------------





Date:   November 5, 1999                S/ERLE G. BLANCHARD
        ----------------                ---------------------------------
                                        Erle G. Blanchard
                                        Principal Financial and
                                        Accounting Officer,
                                        Vice President, Controller