Form 10-K405
period 1999-12-31
STURM RUGER & CO INC
filed 2000-03-23
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2000:

Common Stock, $1 par value - $182,985,090

The number of shares outstanding of the issuer's common stock as of March 14, 2000:

Common Stock, $1 par value -  26,910,720

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 11, 2000 are incorporated by reference into Part III of this Report.

PART I

ITEM 1 -- BUSINESS

The Company is principally engaged in the design, manufacture, and sale of firearms and precision metal investment castings. The Company is the only U.S. firearms manufacturer which offers products in all four industry categories (rifles, shotguns, pistols, and revolvers) and believes that it is the largest U.S. firearms manufacturer, based on data reported in the Bureau of Alcohol, Tobacco and Firearms' 1998 Annual Firearms Manufacturing and Exportation Report ("BATF Data"). The Company, which has been profitable every year since 1950, believes it has a preeminent reputation among sportsmen, hunters, and gun collectors for technical innovation and quality construction, based on reports in industry and business publications. The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.

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

Many of the firearms introduced by the Company over the years have become "classics" which have retained their popularity for decades and are sought by collectors. These firearms include the single-action Single-Six, Blackhawk, and Bearcat revolvers, the double-action Redhawk revolvers, the 10/22 and Mini-14 autoloading, M-77 bolt-action, and Number One Single-Shot rifles, and the Red Label over-and-under shotguns. The Company has supplemented these "classics" with the introduction of new models and variations of existing models, including a line of centerfire autoloading pistols introduced in 1987, three lines of double action revolvers, the SP101, GP100, and Super Redhawk models as well as a line of muzzleloading rifles introduced in 1997. The Company also introduced a line of lever action rifles in 1997.

The Company's ongoing commitment to the development and introduction of new models of firearms in appropriate product categories continues to generate new offerings. In 1999, new product introductions included the Ruger 10/22 Magnum rifle, the Ruger Super Redhawk revolver chambered in .454 Casull, the 50th Anniversary Mark II pistol, several new "All-Weather" models in our existing rifle and shotgun lines, and a new P97 centerfire pistol chambered for .45 ACP caliber.

New for 2000, the Ruger Trap Model single-barrel shotgun features a fully adjustable rib for pattern position and a cut-checkered walnut stock, which is adjustable for length of pull. The target trigger is adjustable for weight of pull and the barrel is manufactured with "controlled pattern" straight grooves running the full length of the barrel to minimize shot dispersion. The Ruger No. 1 Stainless Steel Single-Shot Rifle with black laminated hardwood stock is available in a wide range of calibers from .22-250 through the .300 Winchester Magnum. An engraved series of Ruger Red Label over-and-under shotguns is available with scroll engraving and finished with a Ruger 24-karat gold eagle, precision engraved on the bottom of the receiver.

The Company is also engaged in the manufacture of titanium, ferrous, and aluminum investment castings for a wide variety of markets including sporting goods, commercial, and military. In 1999, 1998, and 1997, the Company's foremost investment castings product was titanium golf club heads for Callaway Golf Company, Inc. ("Callaway Golf"). Historically, the Company had obtained purchase orders from Callaway Golf that covered periods in excess of one year. However, a long-term contract with Callaway Golf was substantially completed during the fourth quarter of 1999 with no additional long-term supply contract anticipated. As a result, the level of future golf club head shipments is expected to continue to decline. In 1998, the Company began production of titanium golf club heads for Karsten Manufacturing Corporation ("Ping") and other golf club manufacturers, as well as beginning production of a line of titanium hand tools for a number of customers. For 2000 and beyond, the Company will continue to pursue other titanium and steel castings markets, as well as other golf club casting business.

For the years ended December 31, 1999, 1998, and 1997, net sales attributable to the Company's firearms operations were approximately 78%, 68%, and 68%, respectively, of total net sales. The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations. Further information regarding industry segment data is incorporated by reference to page 20 of the Company's 1999 Annual Report to Stockholders.

PRODUCTS -- FIREARMS

The Company presently manufactures 29 different types of firearm products in four industry categories: rifles, shotguns, pistols, and revolvers. Most are available in several models based upon caliber, finish, barrel length, and other features.

RIFLES -- A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. The Company presently manufactures eleven different types of rifles: the M77 Mark II, the M77 Mark II Magnum, the 77/22, the 77/44, the 10/22, the Model 96, the Mini-14, the Mini Thirty, the Ruger Carbine, the No. 1 Single-Shot, and the 77/50 Muzzle Loader. Sales of rifles by the Company accounted for approximately $89.8 million, $71.6 million, and $67.7 million, of revenues for the years 1999, 1998, and 1997, respectively.

SHOTGUNS -- A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. The Company presently manufactures three different types of over-and-under shotguns: the Red Label available in 12, 20, and 28 gauge, the Woodside available in 12 gauge, and the Trap Model available in 12 gauge. Most of the Red Label models are available in special Sporting Clays and English Field versions. Sales of shotguns by the Company accounted for approximately $13.4 million, $10.4 million, and $9.3 million of revenues for the years 1999, 1998, and 1997, respectively.

PISTOLS -- A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The Company presently manufactures three different types of pistols, the Ruger Mark II .22 caliber in Standard, Competition, and Target models, the Ruger 22/45, and the P-Series centerfire autoloading pistols in various calibers, configurations, and finishes. Sales of pistols by the Company accounted for approximately $47.3 million, $33.5 million, and $33.6 million of revenues for the years 1999, 1998, and 1997, respectively.

REVOLVERS -- A revolver is a handgun which has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. The Company presently manufactures eight different types of single-action revolvers: the New Model Super Single-Six, the New Model .32 Magnum Super Single-Six, the New Model Blackhawk, the New Model Super Blackhawk, the Vaquero, the Ruger Bisley, the Old Army Cap & Ball, and the New Bearcat. The Company presently manufactures four different types of double-action revolvers: the SP101, the GP100, the Redhawk, and the Super Redhawk. Sales of revolvers by the Company accounted for approximately $33.7 million, $26.0 million, and $28.5 million, of revenues for the years 1999, 1998, and 1997, respectively.

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $4.4 million, $3.4 million, and $2.8 million of revenues for the years 1999, 1998, and 1997, respectively.

PRODUCTS -- INVESTMENT CASTINGS

The investment castings products currently manufactured by the Company consist of titanium, ferrous (both chrome-moly and stainless), and aluminum. Sales of golf club heads to Callaway Golf approximated 58%, 63%, and 76% of casting revenues for the years 1999, 1998, and 1997, respectively. The remaining revenue represents parts sold to unrelated third parties for a wide variety of industries including sporting goods, commercial, and military.

Ruger Investment Casting ("RIC"), which includes the Antelope Hills foundry, is located in Prescott, Arizona and engineers and produces titanium and ferrous castings. This facility's manufacturing activity during 1999, 1998, and 1997 for outside customers consisted primarily of producing titanium golf club heads for Callaway Golf. Sales of golf club heads to Callaway Golf accounted for approximately $31.0 million, $41.9 million, and $51.6 million of revenues during 1999, 1998, and 1997, respectively.

The Pine Tree Castings Division of the Company, located in Newport, New Hampshire, engineers and produces ferrous castings for a wide range of commercial customers.

The Company's Uni-Cast Division, located in Manchester, New Hampshire, engineers and produces primarily large complex aluminum castings for a number of prime defense contractors.

Sales from the Company's investment casting operations (excluding intercompany transactions) accounted for approximately $53.1 million, $66.7 million, and $67.5 million, or 22%, 32%, and 32% of the Company's total net sales for 1999, 1998, and 1997, respectively.

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

Third parties supply the Company with various raw materials for its firearms, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle and shotgun stocks, various synthetic products and other component parts. These raw materials and component parts are readily available from multiple sources at competitive prices.

All assembly, inspection, and testing of firearms manufactured by the Company is performed at the Company's manufacturing facilities. Every firearm, including every chamber of every revolver, manufactured by the Company is test-fired prior to shipment.

INVESTMENT CASTINGS -- The Company manufactures all of its precision investment castings products at one of its three investment casting facilities. To produce a product by the investment casting method, a wax model of the part is created and coated ("invested") with several layers of ceramic material. The shell is then heated to melt the interior wax which is poured off, leaving a hollow mold. To cast the desired part, molten metal is poured into the mold and allowed to cool and solidify. The mold is then broken off to reveal a near net shape cast metal part.

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

Raw materials including wax, ceramic material, and metal alloys necessary for the production of investment cast products are supplied to the Company through third parties. The Company believes that all these raw materials are readily available from multiple sources at competitive prices.

MARKETING AND DISTRIBUTION

FIREARMS -- The Company's firearms are primarily marketed through a network of selected independent wholesale distributors who purchase the products directly from the Company for resale to gun dealers and legally authorized end-users. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. Each of these distributors carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 21 distributors service the domestic commercial market, with an additional 16 servicing the domestic law enforcement market and two servicing the Canadian market. Three of these distributors service both the domestic commercial market and the domestic law enforcement market. In 1999, 1998, and 1997, one distributor, Jerry's Sport Center, accounted for approximately 14%, 15%, and 16% of the Company's net sales of firearms and 11%, 10%, and 11%, of consolidated net sales, respectively. In 1999, another distributor, Davidson's Supply Company, accounted for approximately 13% of net firearms sales and 10% of consolidated net sales. The Company employs six employees and two independent contractors who service these distributors and call on dealers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end-users, rather than from the Company's distributors, the Company believes that the loss of any distributor would not have a material adverse effect on the Company. The Company considers its relationships with its distributors to be satisfactory.

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

In the fourth quarter of 1999, the Company received annual orders from its distributors for the 2000 marketing year. These orders may be adjusted in the second quarter by the distributors to allow for market fluctuations. As of March 1, 2000, unfilled firearms orders were approximately $135 million as compared to approximately $128 million at March 1, 1999.

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

INVESTMENT CASTINGS -- The investment casting segment's principal markets are sporting goods, commercial, and military. Sales are made directly to customers or through manufacturers' representatives. In 1999, 1998, and 1997, one castings segment customer, Callaway Golf, accounted for approximately 13%, 20%, and 25% of consolidated net sales and 58%, 63%, and 76% of casting segment sales, respectively. Historically, the Company had obtained purchase orders from Callaway Golf that covered periods in excess of one year. However, a long-term contract with Callaway Golf was substantially completed during the fourth quarter of 1999 with no additional long-term supply contract anticipated. As a result, the level of future golf club head shipments is expected to continue to decline. In 1998, the Company began production of titanium golf club heads for Karsten Manufacturing Corporation ("Ping") and other golf club manufacturers, as well as beginning production of a line of titanium hand tools for a number of customers. For 2000 and beyond, the Company will continue to pursue other titanium and steel castings markets, as well as other golf club casting business.

COMPETITION

FIREARMS -- Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category, such as rifles or pistols, several foreign competitors manufacture products in all four industry categories (rifles, shotguns, pistols, and revolvers). Some of these competitors are subsidiaries of large corporations with substantially greater financial resources than the Company. The Company is the only domestic manufacturer which produces firearms in all four industry product categories and believes that it is the largest U.S. firearms manufacturer, according to BATF Data. The principal methods of competition in the industry are product quality and price. The Company believes that it can compete effectively with all of its present competitors based upon the high quality, reliability and performance of its products, and the competitiveness of its pricing.

INVESTMENT CASTINGS -- There are a large number of investment castings manufacturers, both domestic and foreign, with which the Company competes. Competition varies based on the type of investment castings products (titanium, ferrous, or aluminum) and the end use of the product (sporting goods, commercial, or military). Many of these competitors are larger than the Company and may have greater resources. The principal methods of competition in the industry are quality, production lead time, and price. The Company believes that it can compete effectively with all of its present competitors and has expended significant amounts of resources on both expanding and modernizing its investment casting facilities during the last several years.

EMPLOYEES

As of March 1, 2000, the Company employed 1,952 full-time employees of which approximately 33% had at least ten years of service with the Company.

None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a strike during its entire 50-year history and believes its employee relations are satisfactory.

RESEARCH AND DEVELOPMENT

In 1999, 1998, and 1997, the Company spent approximately $1.2 million, $1.1 million, and $1.3 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 28, 2000, the Company had approximately 49 employees engaged in research and development activities as part of their responsibilities.

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

        Name                           Age                              Position With Company
        ----                           ---                              ---------------------
William B. Ruger                        83       Chairman of the Board, Chief Executive Officer, Treasurer, and
                                                    Director
William B. Ruger, Jr.                   60       Vice Chairman, Senior Executive Officer, President, Chief
                                                    Operating Officer, and Director
Stephen L. Sanetti                      50       Vice President, General Counsel, and Director
Erle G. Blanchard                       53       Vice President, Controller
Leslie M. Gasper                        46       Corporate Secretary

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


ITEM 2 -- PROPERTIES

The Company's manufacturing operations are carried out at four facilities. The following table sets forth certain information regarding each of these facilities:

                                                   Approximate
                                                 Aggregate Usable
                                                   Square Feet               Status
                                                   -----------               ------
        Newport, New Hampshire                        350,000                 Owned
        Prescott, Arizona                             230,000                Leased
        Prescott, Arizona                             110,000                 Owned
        Manchester, New Hampshire                      50,000                 Owned

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


ITEM 3 -- LEGAL PROCEEDINGS

As of December 31, 1999 the Company is a defendant in approximately 40 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall within two categories:

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

In the opinion of management, after consultation with special and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company's financial results for a particular period.

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

The Company has reported all cases instituted against it through September 30, 1999, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

For a description of all pending lawsuits against the Company through September 30, 1999, reference is made to the discussion under the caption "Item 3. LEGAL PROCEEDINGS" of the Company's Annual Reports on Form 10-K for the years ended December 31, 1995 and 1998, and to the discussion under caption "Item 1. LEGAL PROCEEDINGS" of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1987, September 30, 1990, March 31, 1995, March 31 and June 30, 1996, September 30, 1997, September 30, 1998 and March 31, June 30, and September 30, 1999.

The following cases were instituted against the Company during the three months ended December 31, 1999, which involved significant demands for compensatory and/or punitive damages:

Mayor James H. Sills, Jr., et. al. v. Smith & Wesson Corp., et. al. in the Superior Court of the State of Delaware in and for New Castle County (DE). The complaint, which was served on the Company on October 5, 1999, alleges that defendants have allegedly caused harm to the plaintiffs and the city of Wilmington due to the manufacture, marketing, promotion, negligent distribution and sale of firearms. Complaint also alleges dangerous design, lack of safety features, and inadequate warnings which allegedly make handguns dangerous because they can be fired by unauthorized users. Compensatory and punitive damages, plus other fees and costs to be determined by the Court are demanded.

National Association for the Advancement of Colored People, et. al. v. AcuSport Corporation, et. al. in the District Court for the Eastern District of New York. The complaint was served on the Company on October 13, 1999. The complaint alleges that defendants have allegedly failed to regulate, supervise, and control marketing, distribution, and sales practices of handguns, which has allegedly resulted in a disproportionate number of injuries and deaths of members of the NAACP. The complaint also alleges that defendants allegedly fail to incorporate safety devices to prevent or reduce improper use. Injunctive relief only is sought; no monetary damages are claimed.

Amber Lee Dibble v. Company in the Superior Court of the State of Alaska. The complaint was served on the Company on November 2, 1999. The complaint alleges that plaintiff was handling a Ruger revolver and it discharged, resulting in injuries to her leg. General and special damages in excess of $100,000.00 are demanded.

During the three months ending December 31, 1999, no previously-reported cases were settled.

The previously-reported case of City of Cincinnati (OH) v. Company was dismissed on October 7, 1999. The plaintiffs have appealed this dismissal.

The previously-reported case of Mayor Joseph P. Ganim and the City of Bridgeport
(CT) v. Company was dismissed on December 10, 1999. The plaintiffs have appealed this dismissal.

The previously-reported case of Alexander Penelas, Mayor of Miami-Dade County
(FL), et. al. v. Company was dismissed on December 13, 1999. The plaintiffs have appealed this dismissal.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II


ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from pages 4 and 23 of the Company's 1999 Annual Report to Stockholders.


ITEM 6 -- SELECTED FINANCIAL DATA

The information required for this Item is incorporated by reference from page 4 of the Company's 1999 Annual Report to Stockholders.


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for this Item is incorporated by reference from pages 6 through 9 of the Company's 1999 Annual Report to Stockholders.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A)    FINANCIAL STATEMENTS

       The consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 and the report dated February 11, 2000 of Ernst & Young LLP, independent auditors, are incorporated by reference from pages 12 through 22 of the Company's 1999 Annual Report to Stockholders.

(B)    SUPPLEMENTARY DATA

       Quarterly results of operations for 1999 and 1998 are incorporated by reference from page 21 of the Company's 1999 Annual Report to Stockholders.


ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to the directors of the Company under the caption "ELECTION OF DIRECTORS" on pages 2 and 3 of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 11, 2000 is incorporated by reference into this Report. The information set forth under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 18 of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 11, 2000 is incorporated by reference into this Report. The information as to executive officers of the Company is included in Part I hereof under the caption "Executive Officers of the Company" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11 -- EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 11, 2000 under the captions "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES," "EXECUTIVE COMPENSATION," "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,"

"COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "1998 STOCK INCENTIVE PLAN," "1999 OPTION GRANTS," "AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES," "COMPANY STOCK PRICE PERFORMANCE," "PENSION PLAN TABLE," and "SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE" on pages 4 through 15.


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 11, 2000 under the captions "ELECTION OF DIRECTORS," "PRINCIPAL STOCKHOLDERS," and "SECURITY OWNERSHIP OF MANAGEMENT" on pages 2, 3, 16, and 17.


ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 11, 2000 under the captions "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES," "EXECUTIVE COMPENSATION," "1998 STOCK INCENTIVE PLAN," "1999 OPTION GRANTS," AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES," and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on pages 4, 5, 7 through 11, and 18.


PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

(a) Documents filed as part of this Form 10-K.

       (1)    Financial Statements:

                Consolidated Balance Sheets -- December 31, 1999 and 1998

                Consolidated Statements of Income -- Years ended December 31, 1999, 1998, and 1997

                Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1999, 1998, and 1997

                Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998, and 1997

                Notes to Consolidated Financial Statements

                Report of Independent Auditors

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K (CONTINUED)


       This information is incorporated by reference from the Company's 1999 Annual Report to Stockholders as noted in Item 8.

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

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K (CONTINUED)


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

              Exhibit 10.7      Sturm, Ruger & Company, Inc. 1998 Stock
                                Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on
                                Form 10-K for the year ended December 31, 1998,
                                SEC File No. 1-10435).

              Exhibit 13.1 Annual Report to Stockholders of the Company for the year ended December 31, 1999. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange
                                Commission and shall not be deemed a "filed" document.

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

              Exhibit 99.4 Item 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended
                                December 31, 1995, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                                PROCEEDINGS.

              Exhibit 99.5      Item 1 LEGAL PROCEEDINGS from the Quarterly
                                Reports on Form 10-Q of the Company for the quarters ended March 31, June 30, 1996, SEC File
                                No. 1-10435, incorporated by reference in Item 3
                                LEGAL PROCEEDINGS

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K (CONTINUED)


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

              Exhibit 99.8 Item 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended
                                December 31, 1998, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                                PROCEEDINGS.

              Exhibit 99.9      Item 1 LEGAL PROCEEDINGS from the Quarterly
                                Reports on Form 10-Q of the Company for the quarters ended March 31, June 30, and September
                                30, 1999 SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS

(b)    Report on Form 8-K filed in the fourth quarter of 1999:  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            STURM, RUGER & COMPANY, INC.
                                            -----------------------------------
                                                             (Registrant)


                                            /S/LESLIE M. GASPER
                                            -----------------------------------
                                            Leslie M. Gasper
                                            Corporate Secretary


                                            March 15, 2000
                                            -----------------------------------
                                            Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/WILLIAM B. RUGER                                    3/15/00         /S/WILLIAM B. RUGER, JR.                     3/15/00
--------------------------------------------------------------         ----------------------------------------------------
William B. Ruger                                                       William B. Ruger, Jr.
Chairman of the Board, Chief Executive Officer,                        Vice Chairman, Senior Executive Officer,
Treasurer, Director                                                    President, Chief Operating Officer,
(Principal Executive Officer)                                          Director



/S/JOHN M. KINGSLEY, JR.                               3/15/00         /S/STANLEY B. TERHUNE                        3/15/00
--------------------------------------------------------------         ----------------------------------------------------
John M. Kingsley, Jr.                                                  Stanley B. Terhune
Director                                                               Director



/S/RICHARD T. CUNNIFF                                  3/15/00         /S/TOWNSEND HORNOR                           3/15/00
--------------------------------------------------------------         ----------------------------------------------------
Richard T. Cunniff                                                     Townsend Hornor
Director                                                               Director



/S/PAUL X. KELLEY                                      3/15/00         /S/JAMES E. SERVICE                          3/15/00
--------------------------------------------------------------         ----------------------------------------------------
Paul X. Kelley                                                         James E. Service
Director                                                               Director



/S/STEPHEN L. SANETTI                                  3/15/00         /S/ERLE G. BLANCHARD                         3/15/00
--------------------------------------------------------------         ----------------------------------------------------
Stephen L. Sanetti                                                     Erle G. Blanchard
Vice President, General Counsel, Director                              Vice President, Controller
                                                                       (Principal Financial Officer)

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

         Exhibit 10.7      Sturm, Ruger & Company, Inc. 1998 Stock Incentive
                           Plan. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).


                                                                                               Page No.
                                                                                               --------
         Exhibit 13.1      Annual Report to Stockholders of the Company for the
                           year ended December 31, 1999. Except for those
                           portions of such Annual Report to Stockholders
                           expressly incorporated by reference into the Report,
                           such Annual Report to Stockholders is furnished
                           solely for the information of the Securities and
                           Exchange Commission and shall not be deemed a "filed"
                           document.                                                                22

         Exhibit 23.1      Consent of Independent Auditors.                                         51

         Exhibit 27.1      Financial Data Schedule.                                                 52

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

         Exhibit 99.4      Item 3 LEGAL PROCEEDINGS from the Annual Report on
                           Form 10-K of the Company for the year ended December
                           31, 1995, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

         Exhibit 99.5 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended
                           March 31, June 30, 1996, SEC File No. 1-10435,
                           incorporated by reference in Item 3 LEGAL PROCEEDINGS

         Exhibit 99.6      Item 1 LEGAL PROCEEDINGS from the Quarterly Report on
                           Form 10-Q of the Company for the quarter September
                           30, 1997, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

         Exhibit 99.7      Item 1 LEGAL PROCEEDINGS from the Quarterly Report on
                           Form 10-Q of the Company for the quarter ended
                           September 30, 1998, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                           PROCEEDINGS.

         Exhibit 99.8      Item 3 LEGAL PROCEEDINGS from the Annual Report on
                           Form 10-K of the Company for the year ended December
                           31, 1998, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

         Exhibit 99.9 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended
                           March 31, June 30, and September 30, 1999, SEC File
                           No. 1-10435, incorporated by reference in Item 3
                           LEGAL PROCEEDINGS

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

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


                            ITEMS 14(a)(2) AND 14(d)
                          FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                  Sturm, Ruger & Company, Inc. and Subsidiaries

           Item 14(a)(2) and Item 14(d)--Financial Statement Schedule

                Schedule II -- Valuation and Qualifying Accounts

                                 (In Thousands)



                   COL. A                             COL. B                 COL. C                COL. D        COL. E
                 -----------                        ---------               --------             ----------     ---------
                                                                            ADDITIONS
                                                                    ------------------------
                                                                       (1)             (2)
                                                                                  Charged to
                                                    Balance at      Charged to      Other                       Balance
                                                    Beginning       Costs and      Accounts                      at End
                 Description                        of Period        Expenses     - Describe     Deductions     of Period
                 -----------                        ---------        --------     ----------     ----------     ---------
Deductions from asset accounts:
   Allowance for doubtful accounts:
     Year ended December 31, 1999                     $1,299          $  125                     $     32(a)     $1,392
                                                      ------          ------                     -----------     ------
     Year ended December 31, 1998                     $1,001          $  350                     $     52(a)     $1,299
                                                      ------          ------                     -----------     ------
     Year ended December 31, 1997                     $  834          $  251       $ 300 (d)     $    384(a)     $1,001
                                                      ------          ------       ---------     -----------     ------

   Allowance for discounts:
     Year ended December 31, 1999                     $1,888          $5,634                      $ 5,773(b)     $1,749
                                                      ------          ------                      ----------     ------
     Year ended December 31, 1998                     $2,842          $9,948                      $10,902(b)     $1,888
                                                      ------          ------                      ----------     ------
     Year ended December 31, 1997                     $1,095          $5,861       $ 690 (e)      $ 4,804(b)     $2,842
                                                      ------          ------       ---------      ----------     ------

Product safety modifications accrual:
     Year ended December 31, 1999                     $  752                                      $   154(c)     $  598
                                                      ------                                      ----------     ------
     Year ended December 31, 1998                     $  870                                      $   118(c)     $  752
                                                      ------                                     -----------     ------
     Year ended December 31, 1997                     $1,302                       $(300)(d)      $   132(c)     $  870
                                                      ------                       ---------      ----------     ------

(a)    Accounts written off
(b)    Discounts taken
(c)    Costs incurred
(d) Amount reclassified from product safety modifications accrual to allowance for doubtful accounts
(e)    Amount reclassified from accrued expenses to allowance for discounts