Form 10-Q
period 2000-03-31
STURM RUGER & CO INC
filed 2000-05-10
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2000
                                           --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from_______________ to _______________

                          Commission file number 0-4776
                                                 ------

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                        06-0633559
--------------------------------------------            ------------------------------
       (State or other jurisdiction of                         (I.R.S. employer
       incorporation or organization)                        identification no.)

     Lacey Place, Southport, Connecticut                            06490
--------------------------------------------            ------------------------------
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

       The number of shares outstanding of the issuer's common stock as of April 30, 2000: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION
---------------------------------

Item 1.     Financial Statements (Unaudited)

Condensed consolidated balance sheets--March 31, 2000 and
December 31, 1999                                                                          3

Condensed consolidated statements of income--Three months ended
March 31, 2000 and 1999                                                                    5


Condensed consolidated statements of cash flows--Three months
ended March 31, 2000 and 1999                                                              6

Notes to condensed consolidated financial statements--March 31, 2000                       7


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                     11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                    15

PART II.    OTHER INFORMATION
-----------------------------

Item 1.     Legal Proceedings                                                             16
Item 6.     Exhibits and Reports on Form 8-K                                              17

SIGNATURES                                                                                18
----------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

            STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)


                                                                March 31,     December 31,
                                                                  2000           1999
                                                              ----------       ---------
                                                              (unaudited)        (Note)
ASSETS

  Current Assets
     Cash and cash equivalents                                $   5,153        $   8,164
     Short-term investments                                      81,196           70,611
     Trade receivables, less allowances for
         doubtful accounts ($1,392 and $1,392) and
         discounts ($899 and $1,749)                             23,130           20,270
     Inventories:
         Finished products                                        8,756            9,467
         Materials and products in process                       30,669           28,518
                                                              ---------        ---------
                                                                 39,425           37,985
     Deferred income taxes                                        9,154            8,700
     Prepaid expenses and other assets                              859            1,123
                                                              ---------        ---------
                                   Total Current Assets         158,917          146,853

Property, Plant and Equipment                                   150,786          149,433
     Less allowances for depreciation                          (104,624)        (102,567)
                                                              ---------        ---------
                                                                 46,162           46,866
Deferred income taxes                                             3,069            2,979
Other assets                                                     14,903           14,887
                                                              ---------        ---------
                                                              $ 223,051        $ 211,585
                                                              =========        =========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
            STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)

                                                              March 31,      December 31,
                                                                2000            1999
                                                             ---------        ---------
                                                            (unaudited)         (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Trade accounts payable and accrued expenses             $   8,574        $   5,623
     Product safety modifications                                  564              598
     Product liability                                           3,000            3,000
     Employee compensation                                      11,881           11,158
     Workers' compensation                                       4,821            4,975
     Income taxes                                                7,253            2,906
                                                             ---------        ---------
                            Total Current Liabilities           36,093           28,260

Product liability accrual                                       16,488           16,499
Contingent liabilities --Note 7                                      -                -

Stockholders' Equity
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued                       -                -
     Common Stock, par value $1: Authorized shares -
         40,000,000; issued and outstanding 26,910,700          26,911           26,911
     Additional paid-in capital                                  2,434            2,434
     Retained earnings                                         141,258          137,614
     Accumulated other comprehensive income                       (133)            (133)
                                                             ---------        ---------
                                                               170,470          166,826
                                                             ---------        ---------
                                                             $ 223,051        $ 211,585
                                                             =========        =========

Note:
       The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                                           Three Months Ended March 31,
                                                              2000             1999
                                                           --------------------------
Net firearms sales                                          $51,095           $47,438
Net castings sales                                            8,794            15,453
                                                            -------           -------

Total net sales                                              59,889            62,891

Cost of products sold                                        41,437            44,617
                                                            -------           -------
                                                             18,452            18,274

Expenses:
     Selling                                                  3,648             3,220
     General and administrative                               1,418             1,649
                                                            -------           -------
                                                              5,066             4,869
                                                            -------           -------
                                                             13,386            13,405

Other income-net                                              1,459               684
                                                            -------           -------
            Income before income taxes                       14,845            14,089

Income taxes                                                  5,819             5,706
                                                            -------           -------

                           Net income                       $ 9,026           $ 8,383
                                                            =======           =======

Basic and diluted earnings per share                        $  0.34           $  0.31
                                                            =======           =======

Cash dividends per share                                     $ 0.20           $  0.20
                                                            =======           =======

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)


                                                                                Three Months Ended March 31,
                                                                                  2000              1999
                                                                               ----------------------------
Cash Provided by Operating Activities                                          $ 14,309            $ 20,974

Investing Activities
  Property, plant and equipment additions                                        (1,353)               (660)
  Purchases of short-term investments                                           (41,355)            (44,917)
  Proceeds from sales or maturities of
      short-term investments                                                     30,770              30,045
                                                                               --------            --------
                            Cash used by investing activities                   (11,938)            (15,532)
                                                                               --------            --------

Financing Activities
  Dividends paid                                                                 (5,382)             (5,383)
                                                                               --------            --------
                            Cash used by financing activities                    (5,382)             (5,383)
                                                                               --------            --------

Increase in cash and cash equivalents                                            (3,011)                 59

              Cash and cash equivalents at beginning of period                    8,164               4,680
                                                                               --------            --------

                       Cash and cash equivalents at end of period              $  5,153            $  4,739
                                                                               ========            ========


See notes to condensed consolidated financial statements.

STURM RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2000

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

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 4--INCOME TAXES

       The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the three months ended March 31, 2000 and 1999 were $2.0 million and $1.1 million, respectively.

NOTE 5--BASIC AND DILUTED EARNINGS PER SHARE

       Basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of options outstanding using the treasury stock method, when applicable.

NOTE 6--COMPREHENSIVE INCOME

       As there were no non-owner changes in equity during the first quarter of 2000 and 1999, total comprehensive income equals net income, or $9.0 million and $8.4 million, respectively.

NOTE 7--CONTINGENT LIABILITIES

       As of March 31, 2000 the Company is a defendant in approximately 42 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall within two categories:

       (i) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories, and

       (ii) those brought by cities, municipalities, counties, and individuals (including certain putative class actions) against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. None of these cases allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

       Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities and counties based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality or county under state and federal law, including State and Federal Constitutions.

        The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to be tried before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable have filed a notice of appeal from the Court's decision.

       On October 7, 1999 a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp., et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. Since that time, such lawsuits filed by the cities of Bridgeport, Connecticut and Miami, Florida have been completely dismissed and those filed by the cities of Chicago and Atlanta have been partially dismissed. The Cleveland suit has withstood an initial motion to dismiss in the trial court, and in New Orleans the Court declared legislation passed to prohibit such suits unconstitutional. Appeals of all trial court decisions are pending or will be filed when appropriate. Motions to dismiss other such lawsuits are pending or will be filed when timely.

       The Company management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company's financial results for a particular period.

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

       On March 17, 2000, Smith & Wesson announced that it had reached a settlement to conclude some of the municipal lawsuits with various governmental entities. On March 30, 2000, the Office of the Connecticut Attorney General began an investigation of certain alleged "anticompetitive practices in the firearms industry." The Company has not engaged in any improper conduct and is cooperating with this investigation.

       The Company has reported all cases instituted against it through December 31, 1999 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

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

       Selected operating segment financial information follows (in thousands):


Quarter ended March 31,                                                        2000             1999
----------------------------------------------------------------------------------------------------
Net Sales
     Firearms                                                             $  51,095        $  47,438
     Castings
          Unaffiliated                                                        8,794           15,453
          Intersegment                                                        7,829            6,996
----------------------------------------------------------------------------------------------------
                                                                             16,623           22,449
     Eliminations                                                            (7,829)          (6,996)
----------------------------------------------------------------------------------------------------
                                                                          $  59,889        $  62,891
====================================================================================================
Income Before Income Taxes
     Firearms                                                             $  13,183        $  12,485
     Castings  (a)                                                              570            1,382
     Corporate                                                                1,092              222
----------------------------------------------------------------------------------------------------
                                                                          $  14,845        $  14,089
====================================================================================================

                                                                          March 31,     December 31,
Identifiable Assets                                                            2000             1999
                                                                          ---------        ---------
     Firearms                                                             $  75,294        $  71,756
     Castings                                                                35,316           35,753
     Corporate                                                              112,441          104,076
----------------------------------------------------------------------------------------------------
                                                                          $ 223,051        $ 211,585
====================================================================================================

(a) Income before income taxes for the quarter ended March 31, 2000 was favorably impacted by an inventory adjustment of $1.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

       Consolidated net sales of $59.9 million were achieved by the Company in the first quarter of 2000. This represents a decrease of $3.0 million or 4.8% from the first quarter of 1999 consolidated net sales of $62.9 million.

       Firearms segment net sales were $51.1 million in the first quarter of 2000 compared to $47.4 million in the corresponding 1999 period, an increase of $3.7 million or 7.7%. Firearms unit shipments increased 1.3%. In 2000, the Company instituted a sales incentive program for its distributors which allows them to earn rebates of up to 15% if certain annual overall sales targets are achieved. This program replaces a similar program offered in 1999.

       Castings segment net sales decreased 43.1% from $15.5 million in the first quarter of 1999 to $8.8 million in the first quarter of 2000. This was primarily due to decreased shipments of titanium golf club heads to Callaway Golf Company, Inc. partially offset by increased club head sales to other customers. The Company anticipates that total casting segment sales in 2000 may be below the level achieved in 1999.

       Consolidated cost of products sold for the first quarter of 2000 was $41.4 million compared to $44.6 million for the first quarter of 1999, a decrease of $3.2 million or 7.1%. This was primarily attributable to lower casting segment sales, as discussed above.

       Gross profit as a percentage of net sales increased to 30.8% in the first quarter of 2000 from 29.1% in the comparable 1999 period. This improvement is primarily due to pricing increases for selected firearms models effective July 1, 1999 and December 1, 1999.

       Selling, general & administrative expenses increased slightly to $5.1 million in the first quarter of 2000 from $4.9 million in the first quarter of 1999.

       Other income-net increased by $0.8 million or 113.3% to $1.5 million in 2000 from $0.7 million in 1999 due to increased earnings on Treasury Bill investments resulting from increased principal and improved earnings on these investments.

       The effective income tax rate was 39.2% in the first quarter of 2000 compared to 40.5% in the first quarter of 1999, reflecting lower effective state tax rates.

       As a result of the foregoing factors, consolidated net income for the first quarter of 2000 increased to $9.0 million from $8.4 million for the first quarter of 1999 representing an increase of $0.6 million or 7.7%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Financial Condition

       At March 31, 2000, the Company had cash, cash equivalents and short-term investments of $86.3 million, working capital of $122.8 million and a current ratio of 4.4 to 1, compared to $78.8 million, $118.6 million, and 5.2 to 1, respectively, at December 31, 1999.

       Cash provided by operating activities was $14.3 million and $21.0 million for the three months ended March 31, 2000 and 1999, respectively. This change in cash flows is principally a result of a reduction in inventories in 1999 and a corresponding increase in 2000.

       The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February have to be made by April 30. Generally, shipments made in subsequent months have to be paid for within approximately 90 days. Dating plan receivable balances were $11.2 million at March 31, 2000 and $7.9 million at March 31, 1999. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

       Capital expenditures during the three months ended March 31, 2000 totaled $1.4 million. For the past two years capital expenditures averaged approximately $1.3 million per quarter. In 2000, the Company expects to spend approximately $8 million on capital expenditures to upgrade and modernize all of its divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

       For the three months ended March 31, 2000 dividends paid totaled $5.4 million. This amount reflects the regular quarterly dividend of $.20 per share paid on March 15, 2000. Future dividends will depend on many factors, including internal estimates of future performance and the Company's need for funds.

       Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 2000.

       The purchase of firearms is subject to many federal, state and local governmental regulations. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons, other than for the law enforcement market, and holds all necessary licenses under these Federal laws. From time to time, congressional committees review proposed bills relating to the regulation of firearms. These proposed bills generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. Several states currently have laws in effect similar to the aforementioned legislation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

       Until November 30, 1998, the "Brady Law" mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the "Brady Law" has not had a significant effect on the Company's sales of firearms, nor does it anticipate any impact on sales in the future. The "Crime Bill" took effect on September 13, 1994, but none of the Company's products were banned as so-called "assault weapons." To the contrary, all the Company's then-manufactured long guns were exempted by name as "legitimate sporting firearms." The Company remains strongly opposed to laws which would unduly restrict the rights of law-abiding citizens to acquire firearms for legitimate purposes. The Company believes that the private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

       The Company is a defendant in certain lawsuits involving its products and is aware of certain other such claims. The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearm by third parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities and counties based, among other reasons, on established state law precluding the recovery by municipalities for the essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality or county under state and Federal law, including State and Federal Constitutions.

       The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to be tried before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable have filed a notice of appeal from the Court's decision.

       On October 7, 1999 a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp., et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. Since that time, such lawsuits filed by the cities of Bridgeport, Connecticut and Miami, Florida have been completely dismissed and those filed by the cities of Chicago and Atlanta have been partially dismissed. The Cleveland suit has withstood an initial motion to dismiss in the trial court, and in New Orleans the Court declared legislation passed to prohibit such suits unconstitutional. Appeals of all trial court decisions are pending or will be filed when appropriate. Motions to dismiss other such lawsuits are pending or will be filed when timely.

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

       In 1999, the Company completed an assessment of the Year 2000 issue as it related to information technology systems, non-information technology applications, and third parties. Currently, the Company has not experienced any material Year 2000 problems with its internal systems, and is not aware of any such problems experienced by its customers, vendors and other third parties. However, if latent Year 2000 problems exist in internal systems or Year 2000 problems exist with third parties and remain unknown, the Company may experience an adverse material impact related to Year 2000.

Forward-Looking Statements and Projections

       The Company may, from time to time, make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings (including those from titanium golf club components), the need for external financing for operations or capital expenditures, the impact of Year 2000 issues, the results of pending litigation against the Company (including lawsuits filed by the mayors or other governmental entities and membership organizations), and the impact of future firearms control and environmental legislation, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made, and the Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of unanticipated events.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in United States Treasury Bills, Notes, and Bonds with short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates or commodity prices.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       The nature of the legal proceedings against the Company is discussed at
Note 7 to the condensed consolidated financial statements included in this Form 10-Q report, which is incorporated herein by reference.

       The Company has reported all cases instituted against it through December 31, 1999, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

       The following cases were instituted against the Company during the three months ended March 31, 2000, which involved significant demands for compensatory and/or punitive damages:

            District of Columbia, and Bryant Lawson v. Beretta U.S.A. Corp., et. al. (DC) in the Superior Court for the District of Columbia. The complaint, which was filed on January 21, 2000, alleges defendants have manufactured, imported, and sold "assault weapons" that have been criminally brought into the District of Columbia, and have failed to exercise reasonable marketing and distribution of firearms, thereby creating a public nuisance to the District of Columbia. The complaint also alleges that Lawson was shot near his home as he was fleeing three armed men using an unspecified firearm. Compensatory, exemplary, punitive damages, and injunctive relief are demanded.

       Joan Knight v. Sturm, Ruger & Company, Inc. and James Scott (IL) in the Circuit Court of Cook County, Illinois. The complaint, which was filed on January 3, 2000, alleges that defendant has helped create a public nuisance to the plaintiff and the City of Chicago by its marketing and distribution practices. Plaintiff also alleges co-defendant James Scott, a gang member, bought a pistol illegally and used it to murder John Knight, a Chicago Police Officer, while he was on duty. Plaintiff seeks damages in excess of $50,000 in an amount to be determined by the Court.

       Christopher J. Dantin, et. al. v. Sturm, Ruger & Company, Inc., et. al.
(LA) in 17th Judicial District Court for the Parish of LaFourche, Louisiana. The complaint, which was filed on January 24, alleges that the plaintiffs' son was carrying a Ruger pistol when it allegedly discharged and fatally injured him. Compensatory and general damages in an amount to be determined by the Court are demanded.

       During the three months ending March 31, 2000, no previously-reported cases were settled.

       The Company was voluntarily dismissed with prejudice from the previously-reported case of Iris Prosper, et. al. v. Accu-tek, et. al. (NY) on March 15, 2000, when it was determined that the Company did not manufacture the type of pistol used to injure plaintiff.

       The case of B. Smith v. Sturm, Ruger & Company, Inc. (TX), involving a Ruger M77 rifle, was tried before a jury to a complete defense verdict of no liability for the Company under either strict products liability or negligence theories on January 7, 2000. Plaintiff filed a motion for a new trial, which was denied on April 10, 2000.

       On March 17, 2000, Smith & Wesson announced that it had reached a settlement to conclude some of the municipal lawsuits with various governmental entities. On March 30, 2000, the Office of the Connecticut Attorney General began an investigation of certain alleged "anticompetitive practices in the firearms industry." The Company has not engaged in any improper conduct and is cooperating with this investigation.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits -

              Exhibit 27 - Financial Data Schedule

       (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   STURM, RUGER & COMPANY, INC.
                                                   ----------------------------





Date:  May 5, 2000                                S/ERLE G. BLANCHARD
       ---------------                            ----------------------------
                                                  Erle G. Blanchard
                                                  Principal Financial and
                                                  Accounting Officer,
                                                  Vice President, Controller