Form 10-Q
period 2000-06-30
STURM RUGER & CO INC
filed 2000-08-11
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000
                                                           -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_______________ to
       _______________

                        Commission file number 0-4776
                                               ------

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                                 06-0633559
------------------------------------                      ------------------------------
  (State or other jurisdiction of                                 (I.R.S. employer
  incorporation or organization)                                 identification no.)


  Lacey Place, Southport, Connecticut                                   06490
----------------------------------------                  ------------------------------
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

       The number of shares outstanding of the issuer's common stock as of July 31, 2000: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES




PART I.     FINANCIAL INFORMATION
---------------------------------
Item 1.     Financial Statements (Unaudited)

     Condensed consolidated balance sheets--June 30, 2000 and December 31, 1999           3

     Condensed consolidated statements of income--Three months ended June
     30, 2000 and 1999, Six months ended June 30, 2000 and 1999                           5

     Condensed consolidated statements of cash flows--Six months ended June
     30, 2000 and 1999                                                                    6

     Notes to condensed consolidated financial statements--June 30, 2000                  7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                        11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                   15

PART II.    OTHER INFORMATION
-----------------------------
Item 1.     Legal Proceedings                                                            15
Item 4.     Submission of Matters to a Vote of Security Holders                          17
Item 6.     Exhibits and Reports on Form 8-K                                             17

SIGNATURES                                                                               18
----------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
    STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED BALANCE SHEETS
       (Dollars in thousands)

                                                  June 30,       December 31,
                                                    2000             1999
                                                 ------------    ------------
                                                  (Unaudited)        (Note)
  ASSETS

  Current Assets
      Cash and cash equivalents                    $   8,494       $   8,164
      Short-term investments                          76,138          70,611
      Trade receivables, less
        allowances for doubtful
        accounts ($1,267 and $1,392)
        and discounts ($257 and $1,749)               15,862          20,270
      Inventories:
        Finished products                             12,464           9,467
        Materials and products in
        process                                       32,049          28,518
                                                 ------------    ------------
                                                      44,513          37,985
      Deferred income taxes                            9,797           8,700
      Prepaid expenses and other assets                1,059           1,123
                                                 ------------    ------------
                   Total current assets              155,863         146,853

      Property, plant and equipment                  147,152         149,433
        Less allowances for depreciation            (104,177)       (102,567)
                                                 ------------    ------------
                                                      42,975          46,866
      Deferred income taxes                            2,770           2,979
      Other assets                                    16,463          14,887
                                                 ------------    ------------
                                                    $218,071        $211,585
                                                 ============    ============

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
    STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED BALANCE SHEETS
       (Dollars in thousands, except per share data)

                                                          June 30,      December 31,
                                                            2000            1999
                                                        ------------    ------------
                                                         (unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable and accrued
      expenses                                             $   9,803      $   5,623
  Product safety modifications                                   547            598
  Product liability                                            3,000          3,000
  Employee compensation                                       12,318         11,158
  Workers' compensation                                        4,702          4,975
  Income taxes                                                   355          2,906
                                                         ------------   ------------
                Total current liabilities                     30,725         28,260


Product liability accrual                                     16,333         16,499
Contingent liabilities -- Note 7                                  --             --


Stockholders' Equity
  Common Stock, non-voting, par value $1:
      Authorized shares 50,000; none
      issued                                                      --             --
  Common Stock, par value $1: Authorized
      shares - 40,000,000 issued and
      outstanding 26,910,720                                  26,911         26,911
  Additional paid-in capital                                   2,434          2,434
  Retained earnings                                          141,801        137,614
     Accumulated other comprehensive
     income                                                     (133)          (133)
                                                         ------------   ------------
                                                             171,013        166,826
                                                         ------------   ------------
                                                            $218,071       $211,585
                                                         ============   ============


Note:

  The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)



                                        Three Months Ended June 30,   Six Months Ended June 30,
                                            2000         1999              2000         1999
                                        ---------------------------   -------------------------
Firearms sales                               $37,594     $ 49,429        $ 88,689    $ 96,867
Castings sales                                11,341       13,589          20,135      29,042
                                        ------------- ------------    -----------  ------------

Net sales                                     48,935       63,018         108,824     125,909

Cost of products sold                         36,376       46,581          77,813      91,198
                                        ------------- ------------    -----------  ------------
                                              12,559       16,437          31,011      34,711

Expenses:
     Selling                                   3,274        3,259           6,922       6,479
     General and administrative                1,531        1,444           2,949       3,093
                                        ------------- ------------    -----------  ------------
                                               4,805        4,703           9,871       9,572
                                        ------------- ------------    -----------  ------------
                                               7,754       11,734          21,140      25,139

Other income-net                               1,992          933           3,451       1,617
                                        ------------- ------------    -----------  ------------

        Income before income taxes             9,746       12,667          24,591      26,756

     Income taxes                              3,821        5,130           9,640      10,836
                                        ------------- ------------    -----------  ------------

                  Net income                 $ 5,925     $  7,537        $ 14,951     $15,920
                                        ============= ============    ===========  ============

Basic and diluted earnings per share           $0.22        $0.28           $0.56     $0.59
                                               =====        =====           =====     =====

Cash dividends per share                       $0.20        $0.20           $0.40     $0.40
                                               =====        =====           =====     =====


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)



                                                       Six Months Ended June 30,
                                                         2000           1999
                                                     ----------------------------
Cash Provided by Operating Activities                   $ 16,628       $ 39,911

Investing Activities
  Property, plant and equipment additions                 (2,367)        (1,739)
  Purchases of short-term investments                    (79,082)       (95,758)
  Proceeds from maturities of short-term
    investments                                           73,555         69,004
  Net proceeds from sale of
    non-manufacturing real estate                          1,978            169
  Net proceeds from sale of Uni-Cast assets                  382             --

                                                     -------------  -------------
           Cash used by investing activities              (5,534)       (28,324)
                                                     -------------  -------------

Financing Activities
  Dividends paid                                         (10,764)       (10,764)
                                                     -------------  -------------
           Cash used by financing activities             (10,764)       (10,764)
                                                     -------------  -------------

Increase in cash and cash equivalents                        330            823

      Cash and cash equivalents at
        beginning of period                                8,164          4,680
                                                     -------------  -------------

        Cash and cash equivalents at end of
          period                                        $  8,494       $  5,503
                                                     =============  =============




See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2000


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

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 4--INCOME TAXES

       The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the six months ended June 30, 2000 and 1999 were $13.1 million and $8.7 million, respectively.

NOTE 5--BASIC AND DILUTED EARNINGS PER SHARE

       Basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of options outstanding using the treasury stock method, when applicable.

NOTE 6--COMPREHENSIVE INCOME

       As there were no non-owner changes in equity during the first half of 2000 and 1999, total comprehensive income equals net income for the three and six months ended June 30, 2000 and 1999, or $5.9 million and $7.5 million, and $15.0 million and $15.9 million, respectively.

NOTE 7 - CONTINGENT LIABILITIES

       As of June 30, 2000 the Company is a defendant in approximately 41 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall within two categories:

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

       The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable have filed a notice of appeal from the Court's decision.

       On October 7, 1999 a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp., et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. Since that time, such lawsuits filed by the cities of Bridgeport, Connecticut and Miami, Florida have been completely dismissed and those filed by the cities of Chicago and Atlanta have been partially dismissed. The Cleveland suit has withstood an initial motion to dismiss in the trial court, and in New Orleans the Court declared legislation passed to prohibit such suits unconstitutional. The Detroit/Wayne County case was also partially dismissed, and the Michigan legislature has passed legislation precluding such suits. The only municipal lawsuit in which substantially all claims have withstood dismissal by the trial court is the Boston case. Appeals of all trial court decisions are pending or will be filed when appropriate. Motions to dismiss other such lawsuits are pending or will be filed when timely.

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

       On March 17, 2000, Smith & Wesson announced that it had reached a settlement to conclude some of the municipal lawsuits with various governmental entities. On March 30, 2000, the Office of the Connecticut Attorney General began an investigation of certain alleged "anticompetitive practices in the firearms industry." On April 17, 2000, the State of Maryland's Attorney General also made similar inquiries as to the Company. The Company has not engaged in any improper conduct and has cooperated with these investigations.

       The Company has reported all cases instituted against it through March 31, 2000 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

NOTE 8--OPERATING SEGMENT INFORMATION

       The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment consists of two operating divisions which manufacture and sell titanium, and steel investment castings. Selected operating segment financial information follows (in thousands):


                                Three Months Ended June 30, Six Months Ended June 30,
                                --------------------------- -------------------------
                                   2000            1999          2000           1999
-------------------------------------------------------------------------------------
Net Sales
     Firearms                   $37,594         $49,429       $88,689       $ 96,867
     Castings
          Unaffiliated           11,341          13,589        20,135         29,042
          Intersegment            7,240           7,044        15,069         14,040
-------------------------------------------------------------------------------------
                                 18,581          20,633        35,204         43,082
     Eliminations               (7,240)         (7,044)      (15,069)       (14,040)
-------------------------------------------------------------------------------------
                                $48,935         $63,018      $108,824       $125,909
-------------------------------------------------------------------------------------
Income Before Income Taxes
     Firearms                    $7,538         $11,689       $20,721        $24,174
     Castings                       508             421         1,078          1,803
     Corporate                    1,700             557         2,792            779
-------------------------------------------------------------------------------------
                                 $9,746         $12,667       $24,591        $26,756
-------------------------------------------------------------------------------------

                                                             June 30,   December 31,
                                                                 2000           1999
                                                        -----------------------------
Identifiable Assets
     Firearms                                                 $70,008        $71,756
     Castings                                                  35,697         35,753
     Corporate                                                112,366        104,076
-------------------------------------------------------------------------------------
                                                             $218,071       $211,585
-------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

       Consolidated net sales of $48.9 million and $108.8 million were achieved by the Company for the three and six months ended June 30, 2000. This represents a decrease of 22.3% and 13.6% from the respective 1999 prior period consolidated net sales of $63.0 million and $125.9 million, respectively.

       Firearms segment net sales decreased by $11.8 million, or 23.9%, in the second quarter of 2000 to $37.6 million from $49.4 million in the second quarter of the prior year. For the six months ended June 30, 2000, firearms segment net sales decreased by $8.2 million, or 8.4% to $88.7 million, compared to the corresponding 1999 period. Firearms unit shipments decreased 30.5% for the three-month period and 15.0% for the six-month period ended June 30, 2000 from the comparable 1999 periods. The unit decrease reflects a decline in overall market demand. The Company's Fiftieth Anniversary commemorative models which were available exclusively in 1999 may have increased firearms unit sales in the second quarter of 1999. Shipments in the quarter ended June 30, 1999 may also have been favorably impacted by a pricing increase in selected models effective July 1, 1999, that was announced in May 1999. The Company anticipates that total firearms sales in 2000 may be below the level achieved in 1999. In 2000, the Company instituted a sales incentive program for its distributors which allows them to earn rebates of up to 15% if certain annual overall sales targets are achieved. This program replaces a similar program offered in 1999.

       Casting segment net sales decreased by 16.5% and 30.7% to $11.3 million and $20.1 million, respectively, in the three and six months ended June 30, 2000 from $13.6 million and $29.0 million in the comparable 1999 periods. This was principally due to reduced shipments of titanium golf club heads to Callaway Golf Company, Inc. Shipments to other golf companies (primarily Karsten Manufacturing Corporation) for the first six months of 2000, increased 125% from the comparable 1999 period, and partially offset this decrease. Increased shipments of non-golf products, including marine propellers, also partially compensated for the decrease in club head shipments. The Company anticipates that total casting segment sales in 2000 may be below the level achieved in 1999. The Company continues to actively pursue other titanium and steel casting business opportunities.

       Consolidated cost of products sold for the second quarter and the six months ended June 30, 2000 were $36.4 million and $77.8 million compared to $46.6 million and $91.2 million in the corresponding 1999 periods, representing a decrease of 21.9% and 14.7%, respectively. This was primarily attributable to decreased firearms and casting segments sales during the second quarter and the six months ended June 30, 2000.

       Gross profit as a percentage of net sales was 28.5% for the six month period ended June 30, 2000, as compared to 27.6% in the comparable 1999 period. For the second quarter of 2000, gross profit as a percent of sales decreased slightly to 25.7% from 26.1% in the second quarter of 1999. Margin erosion in the quarter was caused by lower sales partially offset by lower product liability expenses than were experienced in 1999.

       Selling, general and administrative expenses of $4.8 million and $4.7 million remained consistent for the quarters ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, selling, general and administrative expenses increased slightly to $9.9 million from $9.6 million in 1999 as a result of increased national advertising initiatives incurred in the first quarter of 2000 compared to the first quarter of 1999.

       Other income-net increased by $1.1 million and $1.8 million in the three and six months ended June 30, 2000 compared to the corresponding 1999 periods, respectively. These increases are primarily due to a gain on the sale of non-manufacturing real estate in the second quarter of 2000 and increased earnings on Treasury Bill and Treasury Bond investments as a result of increased principal and improved interest rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


       The effective income tax rate of 39.2% in the second quarter and six months ended June 30, 2000, compared to 40.5% in the corresponding 1999 periods, reflects lower effective state tax rates.

       As a result of the foregoing factors, consolidated net income decreased $1.6 million or 21.4% from $7.5 million to $5.9 million for the three months ended June 30, 2000 as compared to the second quarter of 1999 and decreased $0.9 million or 6.1% from $15.9 million to $15.0 million for the six months ended June 30, 2000 as compared to the first half of 1999.

Financial Condition

       At June 30, 2000, the Company had cash, cash equivalents and short-term investments of $84.6 million, working capital of $125.1 million and a current ratio of 5.1 to 1.

       Cash provided by operating activities was $16.6 million and $39.9 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash provided is principally a result of the increase in inventories in the first six months of 2000 compared to a reduction in inventories in the comparable 1999 period.

       The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February have to be made by April 30. Generally, shipments made in subsequent months have to be paid within approximately 90 days. Dating plan receivable balances were $5.3 million at June 30, 2000 compared to $8.0 million at June 30, 1999. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

       Capital expenditures during the six months ended June 30, 2000 totaled $2.4 million. For the past two years capital expenditures averaged approximately $1.3 million per quarter. In 2000, the Company expects to spend approximately $6.5 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms, Ruger Investment Casting, and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

       For the six months ended June 30, 2000 dividends paid totaled $10.8 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March and June 2000. On July 27, 2000, the Company declared a regular quarterly dividend of $.20 per share payable on September 15, 2000. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

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

       On October 7, 1999 a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp., et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. Since that time, such lawsuits filed by the cities of Bridgeport, Connecticut and Miami, Florida have been completely dismissed and those filed by the cities of Chicago and Atlanta have been partially dismissed. The Cleveland suit has withstood an initial motion to dismiss in the trial court, and in New Orleans the Court declared legislation passed to prohibit such suits unconstitutional. The only municipal lawsuit in which substantially all claims have withstood dismissal by the trial court is the Boston case. Appeals of all trial court decisions are pending or will be filed when appropriate. Motions to dismiss other such lawsuits are pending or will be filed when timely.

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

Forward-Looking Statements and Projections

       The Company may, from time to time, make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company including lawsuits filed by mayors, attorneys general and other governmental entities and membership organizations, and the impact of future firearms control and environmental legislation, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in United States Treasury Bills and United States Treasury Bonds with short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates or commodity prices.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       The nature of the legal proceedings against the Company is discussed in
Note 7 to the condensed consolidated financial statements included in this Form 10-Q report, which is incorporated herein by reference.

       The Company has reported all cases instituted against it through March 31, 2000, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

       The following cases were instituted against the Company during the three months ended June 30, 2000, which involved significant demands for compensatory and/or punitive damages:

       City of Philadelphia, et. al. v. Beretta U.S.A. Corp., et. al. (PA) in the Court of Common Pleas of Philadelphia County, Trial Division. The complaint, which was filed on April 26, 2000, alleges that defendants have created, contributed to, and maintained a public nuisance by their marketing and distribution of handguns. The complaint also alleges defendants have over-supplied the handgun market, allegedly making it possible for illegal purchasers to obtain handguns. Plaintiffs seek injunctive relief and unstated compensatory and punitive damages to be determined by the Court.

       During the three months ending June 30, 2000, one previously-reported case was settled:

                        Case Name         Jurisdiction
                        ---------         ------------
                        Williams          Louisiana

       The settlement amount was within the Company's limits of its self-insurance coverage.

       The plaintiff's motion for a new trial in the case of B. Smith v. Company
(TX) was denied by the trial court on April 10, 2000. Plaintiff did not further appeal the defense verdict in favor of the Company after a jury trial which occurred on January 6, 2000.

       The case of Allen v. Company (NY) in which summary judgment had been granted in the Company's favor on October 5, 1999, was closed when plaintiff failed to perfect his appeal by May 30, 2000.

       On April 26, 2000, the Company, seven other law enforcement firearms manufacturers, and the National Shooting Sports Foundation filed an action for injunctive relief in U.S. District Court at Atlanta, GA, against the U.S. Department of Housing and Urban Development, HUD Secretary Andrew Cuomo, Attorneys General Elliot Spitzer and Richard Blumenthal, and various mayors of cities who have illegally conspired to purchase law enforcement firearms only from companies which first agree to their unilaterally-mandated requirements which they have no authority to impose. The complaint alleges four counts of violations of the U.S. Constitution's Commerce Clause and conspiracy to violate 42 U.S.C. Section 1983. (National Shooting Sports Foundation, et. al. v. Andrew
M. Cuomo, et. al.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2000 Annual Meeting of the Stockholders of the Company was held on May 11, 2000. The table below sets forth the results of the votes taken at the 2000 Annual Meeting:

            1.    Election of Directors                                Votes
                  ---------------------         Votes For             Withheld
                                                ---------             --------
                  William B. Ruger              23,545,608           1,317,662
                  William B. Ruger, Jr.         23,554,954           1,308,316
                  Stephen L. Sanetti            23,556,939           1,306,331
                  Richard T. Cunniff            24,664,117             199,153
                  Townsend Hornor               24,658,695             204,575
                  Paul X. Kelley                24,660,706             202,564
                  John M. Kingsley, Jr.         24,667,342             195,928
                  James E. Service              24,660,874             202,396
                  Stanley B. Terhune            24,465,835             397,435

            2.    Ratification of Ernst & Young LLP as Auditors for 2000
                  ------------------------------------------------------

                  Votes For                     Votes Against        Votes Withheld
                  ---------                     -------------        --------------
                  24,763,532                        53,250                 46,488


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K -

         The Company filed a report on Form 8-K on June 19, 2000 announcing the sale of the operating assets of its Uni-Cast Division.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STURM, RUGER & COMPANY, INC.
                                         ----------------------------------





Date:  August 7, 2000                    /s/ERLE G. BLANCHARD V.P.
                                         ----------------------------------
                                         Erle G. Blanchard
                                         Principal Financial and
                                         Accounting Officer,
                                         Vice President, Controller