Form 10-Q
period 2000-09-30
STURM RUGER & CO INC
filed 2000-11-14
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2000
                                       ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                 to
                                      ---------------      ---------------

                          Commission file number 0-4776
                                                 ------

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                      06-0633559
----------------------------------------             ---------------------------
    (State or other jurisdiction of                       (I.R.S. employer
    incorporation or organization)                       identification no.)


  Lacey Place, Southport, Connecticut                           06490
----------------------------------------             ---------------------------
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

       The number of shares outstanding of the issuer's common stock as of October 31, 2000: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES




PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements (Unaudited)

     Condensed consolidated balance sheets--September 30, 2000 and
     December 31, 1999                                                                    3

     Condensed consolidated statements of income--Three months ended September 30,
     2000 and 1999; Nine months ended September 30, 2000 and 1999                         5

     Condensed consolidated statements of cash flows--Nine months ended
     September 30, 2000 and 1999                                                          6

     Notes to condensed consolidated financial statements--September 30, 2000             7

Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                       16

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                                16
Item 6. Exhibits and Reports on Form 8-K                                                 18

SIGNATURES                                                                               19
----------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
        STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)

                                                           September 30,      December 31,
                                                                2000              1999
                                                           ---------------    --------------
                                                             (unaudited)             (Note)

ASSETS
  Current Assets
     Cash and cash equivalents                                 $   5,011          $   8,164
     Short-term investments                                       68,143             70,611
     Trade receivables, less allowances for
         doubtful accounts ($1,267 and $1,392) and
         discounts ($1,793 and $1,749)                            20,459             20,270
     Inventories:
         Finished products                                        13,479              9,467
         Materials and products in process                        34,659             28,518
                                                           ---------------    --------------
                                                                  48,138             37,985

     Deferred income taxes                                        10,139              8,700
     Prepaid expenses and other assets                             1,078              1,123
                                                           ---------------    --------------
                           Total Current Assets                  152,968            146,853

  Property, plant and equipment                                  149,082            149,433
     Less allowances for depreciation                           (106,114)          (102,567)
                                                           ---------------    --------------
                                                                  42,968             46,866
  Deferred income taxes                                            2,531              2,979
  Other assets                                                    16,478             14,887
                                                           ---------------    --------------
                                                                $214,945           $211,585
                                                           ===============    ==============

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
        STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)

                                                                September 30,       December 31,
                                                                    2000                1999
                                                               ----------------     --------------
                                                                 (unaudited)               (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Trade accounts payable and accrued expenses                   $  10,464            $   5,623
     Product safety modifications                                        502                  598
     Product liability                                                 3,000                3,000
     Employee compensation                                             9,365               11,158
     Workers' compensation                                             4,803                4,975
     Income taxes                                                      1,422                2,906
                                                               ----------------     --------------
                  Total Current Liabilities                           29,556               28,260

  Product liability accrual                                           15,161               16,499
  Contingent liabilities --Note 7                                         --                   --

  Stockholders' Equity
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued                            --                   --
     Common Stock, par value $1:
         Authorized shares - 40,000,000
         Issued and outstanding - 26,910,720                          26,911               26,911
     Additional paid-in capital                                        2,434                2,434
     Retained earnings                                               141,016              137,614
     Accumulated other comprehensive income                             (133)                (133)
                                                               ----------------     --------------
                                                                     170,228              166,826
                                                               ----------------     --------------
                                                                    $214,945             $211,585
                                                               ================     ==============


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

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)




                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                                2000           1999            2000            1999
                                            -----------------------------  ------------------------------
Firearms sales                                    $33,985        $42,651        $122,674        $139,518
Castings sales                                      9,049         12,793          29,184          41,835
                                            -------------  --------------  --------------  --------------

Net sales                                          43,034         55,444         151,858         181,353

Cost of products sold                              31,949         39,826         109,762         131,024
                                            -------------  --------------  --------------  --------------
                                                   11,085         15,618          42,096          50,329

Expenses:
     Selling                                        3,544          3,344          10,466           9,823
     General and administrative                     1,360          1,534           4,309           4,627
                                            -------------  --------------  --------------  --------------
                                                    4,904          4,878          14,775          14,450
                                            -------------  --------------  --------------  --------------
                                                    6,181         10,740          27,321          35,879

Other income-net                                    1,382            993           4,833           2,610
                                            -------------  --------------  --------------  --------------

            Income before income taxes              7,563         11,733          32,154          38,489


Income taxes                                        2,964          4,752          12,604          15,588
                                            -------------  --------------  --------------  --------------

                     Net income                   $ 4,599        $ 6,981        $ 19,550        $ 22,901
                                            =============  ==============  ==============  ==============

Basic and diluted earnings per share                $0.17          $0.26           $0.73           $0.85
                                                    =====          =====           =====           =====

Cash dividends per share                            $0.20          $0.20           $0.60           $0.60
                                                    =====          =====           =====           =====


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)



                                                                 Nine Months Ended September 30,
                                                                     2000             1999
                                                                ---------------------------------
Cash Provided By Operating Activities                                 $12,464         $ 47,955

Investing Activities
  Property, plant and equipment additions                              (4,297)          (3,040)
  Purchases of short-term investments                                (106,497)        (133,603)
  Proceeds from maturities of short-term investments                  108,965          106,351
  Net proceeds from sale of non-manufacturing real estate               1,978              169
  Net proceeds from sale of Uni-Cast assets                               382               --
                                                                ---------------  ----------------
                        Cash provided by (used in)
                           investing activities                           531          (30,123)
                                                                ---------------  ----------------

Financing Activities
  Dividends paid                                                      (16,148)         (16,148)
                                                                ---------------  ----------------
                        Cash used in financing activities             (16,148)         (16,148)
                                                                ---------------  ----------------

(Decrease)increase in cash and cash equivalents                        (3,153)           1,684

             Cash and cash equivalents at beginning of period           8,164            4,680
                                                                ---------------  ----------------

Cash and cash equivalents at end of period                             $5,011         $  6,364
                                                                ===============  ================


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2000


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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 4--Income Taxes

        The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the nine months ended September 30, 2000 and 1999 were $15.1 million and $15.7 million, respectively.

NOTE 5-- Basic and Diluted Earnings Per Share

        Basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of options outstanding using the treasury stock method, when applicable.

NOTE 6--Comprehensive Income

        As there were no non-owner changes in equity during the first nine months of 2000 and 1999, total comprehensive income equals net income for the three and nine months ended September 30, 2000 and 1999, or $4.6 million and $7.0 million, and $19.6 million and $22.9 million, respectively.

NOTE 7--Contingent Liabilities

      As of September 30, 2000 the Company is a defendant in approximately 44 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall within two categories:

(i) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories, and

(ii) those brought by cities, municipalities, counties, individuals (including certain putative class actions) and one state Attorney General against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. None of these cases allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

       Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities, counties, and the Attorney General based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state county under state and federal law, including State and Federal Constitutions.

       The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable have filed a notice of appeal from the Court's decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions involving the appeal to the Appellate Division of the New York State Supreme Court for resolution.

       On October 7, 1999 a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp., et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. The Ohio Court of Appeals affirmed this decision on August 11, 2000. Such lawsuits filed by the cities of Bridgeport, Connecticut, Miami, Florida and Chicago, Illinois have been completely dismissed and that filed by the city of Atlanta has been partially dismissed. The Cleveland suit has withstood an initial motion to dismiss in the trial court, and in New Orleans the Court declared legislation passed to prohibit such suits unconstitutional. The Detroit/Wayne County case was also partially dismissed, and the Michigan legislature has passed legislation precluding such suits. The Boston case and the California city claims (consolidated into one case) have been permitted to proceed into the discovery phase. Appeals of all trial court decisions are pending or will be filed when appropriate. Motions to dismiss other such lawsuits are pending or will be filed when timely.

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

 On March 17, 2000, Smith & Wesson announced that it had reached a settlement to conclude some of the municipal lawsuits with various governmental entities. On March 30, 2000, the Office of the Connecticut Attorney General began an investigation of certain alleged "anticompetitive practices in the firearms industry." On April 17, the State of Maryland's Attorney General also made similar inquiries as to the Company. On August 9, 2000, the U.S. Federal Trade Commission also filed such a civil investigative demand regarding the Smith & Wesson settlement. The Company has not engaged in any improper conduct and has cooperated with these investigations.

 The Company has reported all cases instituted against it through June 30, 2000 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

NOTE 8--Operating Segment Information

        The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment consists of two operating divisions which manufacture and sell titanium and steel investment castings. Selected operating segment financial information follows (in thousands):



                                             Three Months Ended                  Nine Months Ended
                                             ------------------                  ------------------
                                                September 30,                      September 30,
                                                -------------                      -------------
                                           2000               1999             2000              1999
------------------------------------------------------------------------------------------------------
Net Sales
     Firearms                           $33,985            $42,651         $122,674         $ 139,518
     Castings
          Unaffiliated                    9,049             12,793           29,184            41,835
          Intersegment                    7,784              5,116           22,853            19,156
------------------------------------------------------------------------------------------------------
                                         16,833             17,909           52,037            60,991
     Eliminations                       (7,784)            (5,116)         (22,853)          (19,156)
------------------------------------------------------------------------------------------------------
                                        $43,034            $55,444         $151,858          $181,353
------------------------------------------------------------------------------------------------------
Income Before Income Taxes
     Firearms                            $6,231            $10,163          $26,952           $34,337
     Castings                               348              1,011            1,426             2,814
     Corporate                              984                559            3,776             1,338
------------------------------------------------------------------------------------------------------
                                         $7,563            $11,733          $32,154           $38,489
------------------------------------------------------------------------------------------------------

                                                                      September 30,      December 31,
                                                                           2000              1999
                                                                    ----------------------------------
Identifiable Assets
     Firearms                                                               $80,373           $71,756
     Castings                                                                33,700            35,753
     Corporate                                                              100,872           104,076
                                                                    ----------------------------------
                                                                           $214,945          $211,585
                                                                    ----------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

        The Company achieved consolidated net sales of $43.0 million and $151.9 million for the three and nine months ended September 30, 2000, respectively. This represents decreases of 22.4% and 16.3% from the respective 1999 consolidated net sales of $55.4 million and $181.4 million.

        Firearms segment net sales decreased by $8.7 million or 20.3% in the third quarter of 2000 to $34.0 million from $42.7 million in the third quarter of the prior year. For the nine months ended September 30, 2000, firearms segment net sales decreased by $16.8 million or 12.1% to $122.7 million, compared to the corresponding 1999 period. Firearms unit shipments decreased 26.2% for the three-month period and 18.3% for the nine-month period ended September 30, 2000 from the comparable 1999 periods. The unit decrease reflects a decline in overall market demand with the exception of double action and single action revolvers, which increased by 17.4% in the third quarter of 2000. The Company's Fiftieth Anniversary commemorative models which were available exclusively in 1999 may have increased firearms unit sales in the second quarter of 1999. Partially compensating for this reduced demand during 2000 was a special promotion in September 2000 that allowed for an 11% discount on certain of the Company's rifles and shotguns which favorably impacted the third quarter of 2000. The Company anticipates that total firearms sales in 2000 may be below the level achieved in 1999. In 2000, the Company instituted a sales incentive program for its distributors that allows them to earn rebates of up to 15% if certain annual overall sales targets are achieved. This program replaces a similar program offered in 1999.

        Casting segment net sales decreased by $3.7 million or 29.3% to $9.0 million in the three months ended September 30, 2000 from $12.8 million in the third quarter of 1999. For the nine months ended September 30, 2000, casting segment net sales decreased $12.7 million or 30.2% to $29.2 million. The reduction in casting segment sales for the three and nine months ended September 30,2000 from the comparable 1999 periods was principally due to a decrease in golf club heads shipped to Callaway Golf Company, Inc. Shipments to other golf companies (primarily Karsten Manufacturing Corporation) for the first nine months of 2000, increased 136% from the comparable 1999 period, and partially offset this decrease. Increased shipments of non-golf products, including marine propellers, also partially compensated for the decrease in club head shipments. The Company anticipates that total casting segment sales in 2000 may be below the level achieved in 1999. The Company continues to actively pursue other titanium and steel casting business opportunities.

        Consolidated cost of products sold for the third quarter of 2000 and the nine months ended September 30, 2000 was $31.9 million and $109.8 million compared to $39.8 million and $131.0 million in the corresponding 1999 periods, respectively, representing a decrease of 19.8% and 16.2%, respectively. This was primarily attributable to decreased firearms and casting segment sales during the third quarter and the nine months ended September 30, 2000.

        Gross profit as a percentage of net sales remained consistent at 27.7% for the nine-month period ended September 30, 2000, as compared to 27.8% in the comparable 1999 period. For the third quarter of 2000, gross profit as a percent of net sales decreased to 25.8% from 28.2% in the third quarter of 1999. Margin erosion in the quarter was caused by lower sales partially offset by lower product liability expenses than were experienced in 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


        Selling, general and administrative expenses of $4.9 million remained consistent for the quarters ended September 30, 2000 and 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses increased slightly to $14.8 million from $14.5 million in 1999 due to increased national advertising initiatives incurred in the first half of 2000 compared to the first half of 1999.

        Other income-net increased by $0.4 million in the three months ended September 30, 2000 compared to the third quarter of 1999 and increased $2.2 million in the nine months ended September 30, 2000 compared to the corresponding 1999 period. The increase for the nine month period reflects a gain on the sale of non-manufacturing real estate in the second quarter of 2000. The increase for the quarter is due to increased earnings on Treasury Bill and Treasury Bond investments as a result of increased principal and improved interest rates.

        The effective income tax rate of 39.2% in the third quarter and nine months ended September 30, 2000, compared to 40.5% in the corresponding 1999 periods, reflects lower effective state tax rates.

        As a result of the foregoing factors, consolidated net income for the three and nine months ended September 30, 2000 decreased to $4.6 million and $19.6 million, respectively, from $7.0 million and $22.9 million for the three and nine months ended September 30, 1999, respectively, representing decreases of $2.4 million or 34.1% and $3.3 million or 14.6%, respectively.

Financial Condition

        At September 30, 2000, the Company had cash, cash equivalents and short-term investments of $73.2 million, working capital of $123.4 million and a current ratio of 5.2 to 1.

        Cash provided by operating activities was $12.5 million and $48.0 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash provided by operating activities for the 2000 period is principally a result of the increase in inventories in the first nine months of 2000 compared to a reduction in inventories in the comparable 1999 period and various other working capital requirements.

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

        Capital expenditures during the nine months ended September 30, 2000 totaled $4.3 million. For the past two years capital expenditures averaged approximately $1.3 million per quarter. For the fourth quarter of 2000, the Company expects to spend approximately $2 million on capital expenditures to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


        For the nine months ended September 30, 2000 dividends paid totaled $16.1 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March, June and September 2000. On October 24, 2000 the Company declared a regular quarterly dividend of $.20 per share payable on December 15, 2000. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

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

       The Company is a defendant in certain lawsuits involving its products and is aware of certain other such claims. The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearm by third parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities, counties, and the Attorney General based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state county under state and federal law, including State and Federal Constitutions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


       The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable have filed a notice of appeal from the Court's decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions involving the appeal to the Appellate Division of the New York State Supreme Court for resolution.

       On October 7, 1999 a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp., et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. The Ohio Court of Appeals affirmed this decision on August 11, 2000. Such lawsuits filed by the cities of Bridgeport, Connecticut, Miami, Florida and Chicago, Illinois have been completely dismissed and that filed by the city of Atlanta has been partially dismissed. The Cleveland suit has withstood an initial motion to dismiss in the trial court, and in New Orleans the Court declared legislation passed to prohibit such suits unconstitutional. The Detroit/Wayne County case was also partially dismissed, and the Michigan legislature has passed legislation precluding such suits. The Boston case and the California city claims (consolidated into one case) have been permitted to proceed into the discovery phase. Appeals of all trial court decisions are pending or will be filed when appropriate. Motions to dismiss other such lawsuits are pending or will be filed when timely.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


        In 1999, the Company completed an assessment of the Year 2000 issue as it related to information technology systems, non-information technology applications, and third parties. Currently, the Company has not experienced any material Year 2000 problems with its internal systems, and is not aware of any such problems experienced by its customers, vendors or other third parties. However, if latent Year 2000 problems exist in internal systems or Year 2000 problems exist with third parties and remain unknown, the Company may experience an adverse material impact related to Year 2000.

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

        The Company has reported all cases instituted against it through June 30, 2000, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

        The following cases were instituted against the Company during the three months ended September 30, 2000, which involved significant demands for compensatory and/or punitive damages:

       City of New York, et. al. v. Arms Technology, Et. et. al. (NY) in the United States District Court for the Eastern District of New York. The Company learned of this complaint on June 20, 2000, but was not served until September 6, 2000. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance to the City of New York because of their allegedly negligent marketing and distribution practices. The complaint also alleges that the defendants have failed to design firearms with safety devices, and have allegedly failed to provide adequate warnings. Plaintiffs seek injunctive relief, compensatory, general and punitive damages, plus other costs to be determined by the Court.

       People of the State of New York, et. al. v. Company, et. al. (NY) in the New York State Supreme Court, County of New York. The Company learned of this complaint on June 26, 2000, but was not served until August 4, 2000. The complaint alleges that the defendants have contributed to and maintained a public nuisance to the State of New York allegedly through negligent marketing, advertising, and distribution practices. Plaintiffs are seeking injunctive relief, plus other costs to be determined by the Court.

       Stephen Tracy Anderson, et. al. v. Bryco Arms, et. al. (IL) in the Circuit Court of Cook County, Illinois. The Company learned of this complaint on June 29, 2000, but was not served until July 7, 2000. The complaint alleges that plaintiffs were injured by Benjamin Smith using various types of firearms, one injured party sustaining injuries arising out of the use of a Ruger handgun. Damages and other costs to be determined by the Court are demanded.

       James Foster-el, et. al. v. Beretta, U.S.A. Corp., et. al. (DC) in the Superior Court for the District of Columbia. The Company learned of this complaint on July 7, 2000. The complaint alleges that the plaintiff's wife was fatally injured during a neighborhood dispute by an assailant utilizing a handgun of unknown manufacture. Plaintiffs seek general, special, compensatory, and punitive damages, injunctive relief, and other costs to be determined by the Court.

       Rose Binkley, et. al. v. Company (MI) in the Court of the County of Eaton, State of Michigan. The complaint, which was served on September 26, 2000, alleges that plaintiff's son was fatally injured by George Campbell arising out of the use of a Ruger rifle, allegedly while also abusing alcohol and marijuana. Damages and other costs to be determined by the Court are demanded.

       During the three months ending September 30, 2000, one previously-reported case was settled:

                      Case Name             Jurisdiction
                      Kurthy                California

       The settlement amount was within the Company's limits of its self-insurance coverage.

       The public nuisance claims in the case of The City of Chicago (IL) were dismissed as to all defendants by the Circuit Court of Cook County on September 15, 2000. Negligence claims had previously been dismissed by the trial court. The case has now been dismissed in its entirety. Plaintiffs have said they will appeal this dismissal.

       The dismissal of the previously-reported case of City of Cincinnati (OH) was affirmed by the Ohio Court of Appeals on August 11, 2000. It is unknown at this time if the city will attempt a further appeal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits -

              Exhibit 27 - Financial Data Schedule

       (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                          STURM, RUGER & COMPANY, INC.

             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STURM, RUGER & COMPANY, INC.
                                 ---------------------------------------





Date:  November 3, 2000          S/ERLE G. BLANCHARD
       ----------------          ---------------------------------------

                                 Erle G. Blanchard
                                 Principal Financial and Accounting Officer,
                                 Vice Chairman, President, Chief
                                 Operating Officer and Treasurer