Form 10-K405
period 2000-12-31
STURM RUGER & CO INC
filed 2001-03-26
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2001:

Common Stock, $1 par value - $192,026,961

The number of shares outstanding of the issuer's common stock as of March 15, 2001:

Common Stock, $1 par value -  26,910,720

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2001 are incorporated by reference into Part III of this Report.

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

The Company's ongoing commitment to the development and introduction of new models of firearms in appropriate product categories continues to generate new offerings. In 2001, we will introduce several novel offerings including the Ruger Super Redhawk chambered in the new .480 Ruger caliber, the first caliber to bear the Ruger headstamp; the Ruger Compact M77 Mark II, which is approximately eighty percent of the size of our standard-length bolt action hunting rifle; and the KP95 with a manual safety, which adds to our line of "decock only" and "double action only" models.

The Company is also engaged in the manufacture of titanium and ferrous investment castings for a wide variety of markets including sporting goods, commercial, and military. In 1999 and 1998, the Company's foremost investment castings product was titanium golf club heads for Callaway Golf Company, Inc. ("Callaway Golf"). Historically, the Company had obtained purchase orders from Callaway Golf that covered periods in excess of one year. However, a long-term contract with Callaway Golf was substantially completed during the fourth quarter of 1999. Shipments to Callaway Golf in 2000 were minimal. As a result, the current level of titanium golf club head shipments is expected to continue for the foreseeable future. One customer, a boat and engine manufacturer that represented approximately 12% of casting segment sales in 2000, filed for bankruptcy during the fourth quarter 2000. As such, the level of future sales to this customer or its successor is uncertain. The Company produces titanium golf club heads for Karsten Manufacturing Corporation ("Ping") and other golf club manufacturers, as well as various titanium and steel castings for a number of customers. For 2000 and beyond, the Company will continue to pursue other titanium and steel castings markets, as well as other golf club casting business.

For the years ended December 31, 2000, 1999, and 1998, net sales attributable to the Company's firearms operations were approximately 82%, 78%, and 68%, respectively, of total net sales. The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations. Further information regarding industry segment data is incorporated by reference to page 20 of the Company's 2000 Annual Report to Stockholders.

PRODUCTS -- FIREARMS

The Company presently manufactures 30 different types of firearm products in four industry categories: rifles, shotguns, pistols, and revolvers. Most are available in several models based upon caliber, finish, barrel length, and other features.

RIFLES -- A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. The Company presently manufactures twelve different types of rifles: the M77 Mark II, the M77 Mark II Express and Magnum, the 77/22, the 77/44, the 10/22, the Model 96, the Mini-14, the Mini Thirty, the Ruger Carbine, the Deerfield Carbine (99/44), the No. 1 Single-Shot, and the 77/50 Muzzle Loader. Sales of rifles by the Company accounted for approximately $73.2 million, $89.8 million, and $71.6 million of revenues for the years 2000, 1999, and 1998, respectively.

SHOTGUNS -- A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. The Company presently manufactures three different types of over-and-under shotguns: the Red Label available in 12, 20, and 28 gauge, the Woodside available in 12 gauge, and the Trap Model available in 12 gauge. Most of the Red Label models are available in special Sporting Clays, English Field, All-Weather and engraved versions. Sales of shotguns by the Company accounted for approximately $11.4 million, $13.4 million, and $10.4 million of revenues for the years 2000, 1999, and 1998, respectively.

PISTOLS -- A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The Company presently manufactures three different types of pistols, the Ruger Mark II .22 caliber in Standard, Competition, and Target models, the Ruger 22/45, and the P-Series centerfire autoloading pistols in various calibers, configurations, and finishes. Sales of pistols by the Company accounted for approximately $43.2 million, $47.3 million, and $33.5 million of revenues for the years 2000, 1999, and 1998, respectively.

REVOLVERS -- A revolver is a handgun which has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. The Company presently manufactures eight different types of single-action revolvers: the New Model Super Single-Six, the New Model .32 Magnum Super Single-Six, the New Model Blackhawk, the New Model Super Blackhawk, the Vaquero, the Ruger Bisley, the Old Army Cap & Ball, and the New Bearcat. The Company presently manufactures four different types of double-action revolvers: the SP101, the GP100, the Redhawk, and the Super Redhawk. Sales of revolvers by the Company accounted for approximately $34.0 million, $33.7 million, and $26.0 million of revenues for the years 2000, 1999, and 1998, respectively.

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $4.6 million, $4.4 million, and $3.4 million of revenues for the years 2000, 1999, and 1998, respectively.

PRODUCTS -- INVESTMENT CASTINGS

The investment castings products currently manufactured by the Company consist of titanium, chrome-molybdenum, stainless steel, nickel, and cobalt alloys. Sales of golf club heads to Callaway Golf approximated 58% and 63% of casting revenues for 1999 and 1998, respectively. The remaining revenue represents parts sold to unrelated third parties for a wide variety of industries including sporting goods, commercial, and military. In 2000, shipments to Callaway Golf were minimal.

Ruger Investment Casting ("RIC"), which includes the Antelope Hills foundry, is located in Prescott, Arizona and engineers and produces titanium and ferrous castings.

The Pine Tree Castings Division of the Company, located in Newport, New Hampshire, engineers and produces ferrous castings for a wide range of commercial customers.

The Company sold the assets of its Uni-Cast Division, which was located in Manchester, New Hampshire, on June 2, 2000. Uni-Cast's activity was immaterial for the three years ended December 31, 2000.

Sales from the Company's investment casting operations (excluding intercompany transactions) accounted for approximately $36.2 million, $53.1 million, and $66.7 million, or 18%, 22%, and 32% of the Company's total net sales for 2000, 1999, and 1998, respectively.

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

Third parties supply the Company with various raw materials for its firearms, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle and shotgun stocks, various synthetic products and other component parts. These raw materials and component parts are readily available from multiple sources at competitive prices. One component part, an aluminum casting used in the manufacture of certain models of pistols, is purchased from only one third party may not be readily available from other sources immediately.

All assembly, inspection, and testing of firearms manufactured by the Company is performed at the Company's manufacturing facilities. Every firearm, including every chamber of every revolver manufactured by the Company, is test-fired prior to shipment.

INVESTMENT CASTINGS -- The Company manufactures all of its precision investment castings products at one of its three investment casting foundries. To produce a product by the investment casting method, a wax model of the part is created and coated ("invested") with several layers of ceramic material. The shell is then heated to melt the interior wax which is poured off, leaving a hollow mold. To cast the desired part, molten metal is poured into the mold and allowed to cool and solidify. The mold is then broken off to reveal a near net shape cast metal part.

All of the titanium investment castings and some of the ferrous investment castings products are manufactured by the Company's RIC Division. This facility is one of the largest investment castings facilities in the Southwest.

The Company's Pine Tree Castings Division manufactures ferrous investment castings.

Raw materials including wax, ceramic material, and metal alloys necessary for the production of investment cast products are supplied to the Company through third parties. The Company believes that these raw materials are readily available from multiple sources at competitive prices.

MARKETING AND DISTRIBUTION

FIREARMS -- The Company's firearms are primarily marketed through a network of selected independent wholesale distributors who purchase the products directly from the Company for resale to Federally-licensed retail gun dealers and legally authorized end-users. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. Each of these distributors carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 23 distributors service the domestic commercial market, with an additional 17 servicing the domestic law enforcement market and two servicing the Canadian market. Four of these distributors service both the domestic commercial market and the domestic law enforcement market. Jerry's Sport Center, accounted for approximately 12%, 14%, and 15% of the Company's net sales of firearms and 10%, 11%, and 10% of consolidated net sales in 2000, 1999, and 1998, respectively. AcuSport Corporation accounted for approximately 20%, 19%, and 17% of net firearms sales and 16%, 15%, and 12% of consolidated net sales in 2000, 1999, and 1998, respectively. Davidson's Supply Company, accounted for approximately 14% and 13% of net firearms sales and 11% and 10% of consolidated net sales in 2000 and 1999, respectively. The Company employs six employees and two independent contractors who service these distributors and call on dealers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end-users, rather than from the Company's distributors, the Company believes that the loss of any distributor would not have a material adverse effect on the Company, but may have a material impact on the Company's financial results for a particular period. The Company considers its relationships with its distributors to be satisfactory.

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

In the fourth quarter of 2000, the Company received annual orders from its distributors for the 2001 marketing year. As of March 1, 2001, unfilled firearms orders were approximately $113 million as compared to approximately $135 million at March 1, 2000.

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

INVESTMENT CASTINGS -- The investment casting segment's principal markets are sporting goods, commercial, and military. Sales are made directly to customers or through manufacturers' representatives. In 1999 and 1998 one castings segment customer, Callaway Golf, accounted for approximately 13% and 20% of consolidated net sales and 58% and 63% of casting segment sales, respectively. Historically, the Company had obtained purchase orders from Callaway Golf that covered periods in excess of one year. However, a long-term contract with Callaway Golf was substantially completed during the fourth quarter of 1999. Shipments to Callaway Golf in 2000 were minimal. As a result, the current level of golf club head shipments is expected to continue for the foreseeable future. In 1998, the Company began production of titanium golf club heads for Karsten Manufacturing Corporation ("Ping") and other golf club manufacturers, as well as beginning production of a line of titanium hand tools for a number of customers. For 2000 and beyond, the Company will continue to pursue other titanium and steel castings markets, as well as other golf club casting business.

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

INVESTMENT CASTINGS -- There are a large number of investment castings manufacturers, both domestic and foreign, with which the Company competes. Competition varies based on the type of investment castings products (titanium or steel) and the end use of the product (sporting goods, commercial, or military). Many of these competitors are larger than the Company and may have greater resources. The principal methods of competition in the industry are quality, production lead time, and price. The Company believes that it can compete effectively with all of its present competitors and has expended significant amounts of resources on both expanding and modernizing its investment casting facilities during the last several years.

EMPLOYEES

As of March 1, 2001, the Company employed 1,778 full-time employees of which approximately 38% had at least ten years of service with the Company.

None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a strike during its entire 51-year history and believes its employee relations are satisfactory.

RESEARCH AND DEVELOPMENT

In 2000, 1999, and 1998, the Company spent approximately $1.0 million, $1.2 million, and $1.1 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 28, 2001, the Company had approximately 42 employees engaged in research and development activities as part of their responsibilities.

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

        Name                           Age                              Position With Company
        ----                           ---                              ---------------------
William B. Ruger                        84       Chairman Emeritus and Director
William B. Ruger, Jr.                   61       Chairman of the Board, Chief Executive Officer and Director
Erle G. Blanchard                       54       Vice Chairman, President, Chief Operating Officer, Treasurer and
                                                    Director

Stephen L. Sanetti                      51       Vice Chairman, Senior Executive Vice President, General Counsel
                                                    and Director
Leslie M. Gasper                        47       Corporate Secretary

William B. Ruger was named Chairman Emeritus on October 24, 2000. Prior to that he had served as Chairman of the Board, Chief Executive Officer, and Treasurer of the Company since 1949. He is the father of William B. Ruger, Jr.

William B. Ruger, Jr. became Chairman of the Board and Chief Executive Officer on October 24, 2000. Mr. Ruger had served as President and Chief Operating Officer since March 1, 1998, Vice Chairman and Senior Executive Officer of the Company since 1995 and Director of the Company since 1970. Previously, he served as President of the Company from 1991 to 1995 and as Senior Vice President of the Company from 1970 to 1990.

Erle G. Blanchard was elected Vice Chairman, President, Chief Operating Officer, Treasurer and Director on October 24, 2000. Mr. Blanchard had returned to the Company as Vice President, Controller in March 1996. From March 1995 to March 1996, he was not employed by the Company. Prior to this, he served as Plant Manager of the Newport Firearms Manufacturing facility since 1986 and became Vice President, Controller - Newport in 1993.

Stephen L. Sanetti became Vice Chairman, Senior Executive Vice President and General Counsel on October 24, 2000. Mr. Sanetti has been a Director since March 1, 1998. Prior to October 24, 2000, he had been Vice President, General Counsel of the Company since 1993 and has served as General Counsel since 1980.

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

ITEM 3 -- LEGAL PROCEEDINGS

As of December 31, 2000 the Company is a defendant in approximately 42 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall within two categories:

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

Punitive damages, as well as compensatory damages, are demanded in many of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. As of March 18, 1982, compensatory and punitive damage insurance coverage is provided, in States where permitted, for losses exceeding $1.0 million of loss per occurrence or an aggregate maximum loss of $4.0 million. For claims which the Company has been notified in writing between July 10, 1988, through July 10, 1989, coverage is provided for losses exceeding $2.5 million per claim or an aggregate maximum loss of $9.0 million. For claims made between July 10, 1989, and July 10, 1991, the aggregate maximum loss is $7.5 million. For claims made after July 10, 1992, coverage is provided for losses exceeding $2.25 million per claim, or an aggregate maximum loss of $6.5 million. For claims made after July 10, 1994, coverage is provided for losses exceeding $2.0 million per claim, or an aggregate maximum loss of $6.0 million. For claims made after July 10, 1997, coverage is provided for annual losses exceeding $2.0 million per claim, or an aggregate maximum loss of $5.5 million annually. For claims made after July 10, 2000, coverage is provided for annual losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.

The Company has reported all cases instituted against it through September 30, 2000, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

For a description of all pending lawsuits against the Company through September 30, 2000, reference is made to the discussion under the caption "Item 3. LEGAL PROCEEDINGS" of the Company's Annual Reports on Form 10-K for the years ended December 31, 1995 and 1998, and to the discussion under caption "Item 1. LEGAL PROCEEDINGS" of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1987, September 30, 1990, March 31, 1995, March 31 and June 30, 1996, September 30, 1997, September 30, 1998 and March 31, June 30, and September 30, 1999.

The following cases were instituted against the Company during the three months ended December 31, 2000, which involved significant demands for compensatory and/or punitive damages:

Shane Bieber v. Company (MT) in the District Court of the Eleventh Judicial District of the State of Montana. The Company learned of this incident on July 15, 1996, but was not served until October 24, 2000. The present complaint alleges that the plaintiff's Ruger revolver accidentally discharged when it fell onto the floor from a pile of clothes he had placed it on, resulting in injury to his right leg. Plaintiff seeks compensatory and punitive damages to be determined by the Court.

Patrick M. Mahoney, et. al. v. Beretta USA Corp., et. al. (DC) in the Superior Court for the District of Columbia. The Company learned of this complaint on July 24, 2000, but was not served until November 6, 2000. The complaint alleges that plaintiff's daughter was fatally injured by a criminal using a firearm of unknown manufacture during an attempted robbery. Plaintiffs seek general, special, compensatory and punitive damages to be determined by the Court.

During the three months ending December 31, 2000, two previously-reported cases were settled:

                           Case Name                          Jurisdiction
                           ---------                          ------------
                           LeBlanc                            Texas
                           Schuett                            Alaska

The settlement amounts were within the Company's limits of its self-insurance coverage.

In the previously-reported case of Keene v. Company, (TX), the Company's Motion for Summary Judgment was granted in favor of the Company on November 7, 2000. No appeal was filed by the plaintiff.

On December 5, 2000, the previously-reported case of Camden County v. Company, et. al. (NJ) was dismissed in its entirety. This was the first Federal Court dismissal of a municipal lawsuit. Plaintiffs will most likely appeal.

On December 15, 2000, the previously-reported Anderson v. Company, et. al. case, the Company was voluntarily dismissed by the plaintiff.

On December 20, 2000, in the previously-reported Federal Court City of Philadelphia v. Company, et. al. case, the Company's Motion for Summary Judgment was granted. It is uncertain whether plaintiffs will appeal.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from pages 5 and 23 of the Company's 2000 Annual Report to Stockholders.

ITEM 6 -- SELECTED FINANCIAL DATA

The information required for this Item is incorporated by reference from page 5 of the Company's 2000 Annual Report to Stockholders.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for this Item is incorporated by reference from pages 6 through 9 of the Company's 2000 Annual Report to Stockholders.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in United States Treasury instruments with short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates or commodity prices.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A)      FINANCIAL STATEMENTS

         The consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000 and the report dated February 9, 2001 of Ernst & Young LLP, independent auditors, are incorporated by reference from pages 12 through 22 of the Company's 2000 Annual Report to Stockholders.

(B)      SUPPLEMENTARY DATA

         Quarterly results of operations for 2000 and 1999 are incorporated by reference from page 21 of the Company's 2000 Annual Report to Stockholders.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to the directors of the Company under the caption "ELECTION OF DIRECTORS" on pages 2 through 4 of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2001 is incorporated by reference into this Report. The information set forth under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 21 of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2001 is incorporated by reference into this Report. The information as to executive officers of the Company is included in Part I hereof under the caption "Executive Officers of the Company" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11 -- EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2001 under the captions "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES," "EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION, "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "2000 OPTION GRANTS," "AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES," "2001 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS," "COMPANY STOCK PRICE PERFORMANCE," "PENSION PLAN TABLE," and "SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE" on pages 5 through 18.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2001 under the captions "ELECTION OF DIRECTORS," "PRINCIPAL STOCKHOLDERS," and "SECURITY OWNERSHIP OF MANAGEMENT" on pages 2 through 4, 19, 20.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2001 under the captions "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES," "EXECUTIVE COMPENSATION," "2000 OPTION GRANTS," AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES," "2001 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS," and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on pages 5 through 7, 10 through 14, and 21.

PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Form 10-K.

         (1)      Financial Statements:

                  Consolidated Balance Sheets -- December 31, 2000 and 1999

                  Consolidated Statements of Income -- Years ended December 31, 2000, 1999, and 1998

                  Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2000, 1999, and 1998

                  Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999, and 1998

                  Notes to Consolidated Financial Statements

                  Report of Independent Auditors

This information is incorporated by reference from the Company's 2000 Annual Report to Stockholders as noted in Item 8.

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

         Exhibit 13.1 Annual Report to Stockholders of the Company for the year ended December 31, 2000. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

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

         Exhibit 99.5      Item 1 LEGAL PROCEEDINGS from the Quarterly Report on
                           Form 10-Q of the Company for the quarter ended
                           September 30, 1997, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                           PROCEEDINGS.

         Exhibit 99.6      Item 1 LEGAL PROCEEDINGS from the Quarterly Report on
                           Form 10-Q of the Company for the quarter ended
                           September 30, 1998, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                           PROCEEDINGS.

         Exhibit 99.7      Item 3 LEGAL PROCEEDINGS from the Annual Report on
                           Form 10-K of the Company for the year ended December
                           31, 1998, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

         Exhibit 99.8 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended
                           March 31, June 30, and September 30, 1999 SEC File
                           No. 1-10435, incorporated by reference in Item 3
                           LEGAL PROCEEDINGS.

         Exhibit 99.9      Item 3 LEGAL PROCEEDINGS from the Annual Report on
                           Form 10-K of the Company for the year ended December
                           31, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

         Exhibit 99.10 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended
                           March 31, June 30, and September 30, 2000, SEC File
                           No. 1-10435, incorporated by reference in Item 3
                           LEGAL PROCEEDINGS.

(b) Report on Form 8-K filed in the fourth quarter of 2000: None

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

                                                    STURM, RUGER & COMPANY, INC.
                                                    ----------------------------
                                                            (Registrant)


                                                    /S/LESLIE M. GASPER
                                                    ----------------------------
                                                    Leslie M. Gasper
                                                    Corporate Secretary

                                                    March 16, 2001
                                                    ----------------------------
                                                    Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/WILLIAM B. RUGER                             3/16/01        /S/WILLIAM B. RUGER, JR.                      3/16/01
------------------------------------------------------         ----------------------------------------------------
Chairman Emeritus and Director                                 Chairman of the Board, Chief Executive
                                                               Officer and Director
                                                               (Principal Executive Officer)



/S/ERLE G. BLANCHARD                            3/16/01        /S/STEPHEN L. SANETTI                         3/16/01
------------------------------------------------------         ----------------------------------------------------
Erle G. Blanchard                                              Stephen L. Sanetti
Vice Chairman. President, Chief Operating                      Vice Chairman, Senior Executive Vice
Officer, Treasurer and Director                                President, General Counsel and Director
(Principal Financial Officer)



/S/JOHN M. KINGSLEY, JR.                        3/16/01        /S/STANLEY B. TERHUNE                         3/16/01
------------------------------------------------------         ----------------------------------------------------
John M. Kingsley, Jr.                                          Stanley B. Terhune
Director                                                       Director



/S/RICHARD T. CUNNIFF                           3/16/01        /S/TOWNSEND HORNOR                            3/16/01
------------------------------------------------------         ----------------------------------------------------
Richard T. Cunniff                                             Townsend Hornor
Director                                                       Director



/S/PAUL X. KELLEY                               3/16/01        /S/JAMES E. SERVICE                           3/16/01
------------------------------------------------------         ----------------------------------------------------
Paul X. Kelley                                                  James E. Service
Director                                                        Director

                                  EXHIBIT INDEX



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


         Exhibit 13.1 Annual Report to Stockholders of the Company for the year ended December 31, 2000. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

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

         Exhibit 99.4 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended
                           June 30, 1996, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

         Exhibit 99.5      Item 1 LEGAL PROCEEDINGS from the Quarterly Report on
                           Form 10-Q of the Company for the quarter September
                           30, 1997, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

         Exhibit 99.6      Item 1 LEGAL PROCEEDINGS from the Quarterly Report on
                           Form 10-Q of the Company for the quarter ended
                           September 30, 1998, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                           PROCEEDINGS.

         Exhibit 99.7      Item 3 LEGAL PROCEEDINGS from the Annual Report on
                           Form 10-K of the Company for the year ended December
                           31, 1998, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

         Exhibit 99.8 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended
                           March 31, June 30, and September 30, 1999, SEC File
                           No. 1-10435, incorporated by reference in Item 3
                           LEGAL PROCEEDINGS.

         Exhibit 99.9 Item 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended
                           December 31, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                           PROCEEDING.

         Exhibit 99.10     Item 1 LEGAL PROCEEDINGS from the Quarterly
                           Reports on Form 10-Q of the Company for the quarters ended March 31, June 30, and
                           September 30, 2000, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                           PROCEEDINGS.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

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

                                CERTAIN EXHIBITS

                  Sturm, Ruger & Company, Inc. and Subsidiaries

           Item 14(a)(2) and Item 14(d)--Financial Statement Schedule

                Schedule II -- Valuation and Qualifying Accounts

                                 (In Thousands)


---------------------------------------------------------------------------------------------------------------------------
                   COL. A                             COL. B                 COL. C                  COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------------
                                                                            ADDITIONS
                                                                    -------------------------
                                                                       (1)             (2)
                                                                                   Charged to
                                                     Balance at     Charged to        Other                        Balance
                                                     Beginning      Costs and       Accounts                       at End
                 Description                         of Period      Expenses        -Describe     Deductions      of Period
---------------------------------------------------------------------------------------------------------------------------
Deductions from asset accounts:
   Allowance for doubtful accounts:
     Year ended December 31, 2000                    $1,392          $ (125)                      $    15(a)        $1,252
                                                     ------          ------                       ----------        ------
     Year ended December 31, 1999                    $1,299          $  125                       $    32(a)        $1,392
                                                     ------          ------                       ----------        ------
     Year ended December 31, 1998                    $1,001          $  350                       $    52(a)        $1,299
                                                     ------          ------                       ----------        ------

   Allowance for discounts:
     Year ended December 31, 2000                    $1,749          $6,696                       $ 7,315(b)        $1,130
                                                     ------          ------                       ----------        ------
     Year ended December 31, 1999                    $1,888          $5,634                       $ 5,773(b)        $1,749
                                                     ------          ------                       ----------        ------
     Year ended December 31, 1998                    $2,842          $9,948                       $10,902(b)        $1,888
                                                     ------          ------                       ----------        ------

Product safety modifications accrual:

     Year ended December 31, 2000                    $  598                                       $   112(c)       $   486
                                                     ------                                       ----------       -------
     Year ended December 31, 1999                    $  752                                       $   154(c)       $   598
                                                     ------                                       ----------       -------
     Year ended December 31, 1998                    $  870                                       $   118(c)       $   752
                                                     ------                                       ----------       -------

(a)    Accounts written off
(b)    Discounts taken
(c)    Costs incurred