Form 10-Q
period 2001-03-31
STURM RUGER & CO INC
filed 2001-05-09
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

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

                  The number of shares outstanding of the issuer's common stock as of March 31, 2001: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

    Condensed consolidated balance sheets--March 31, 2001 and
    December 31, 2000                                                                              3

    Condensed consolidated statements of income--Three months ended
    March 31, 2001 and 2000                                                                        5

    Condensed consolidated statements of cash flows--Three months
    ended March 31, 2001 and 2000                                                                  6

    Notes to condensed consolidated financial statements--March 31, 2001                           7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        17

Item 6.  Exhibits and Reports on Form 8-K                                                         17

SIGNATURES                                                                                        18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)



                                                              March 31,       December 31,
                                                                 2001            2000
                                                              ---------       ------------
                                                             (unaudited)         (Note)
ASSETS

  Current Assets
     Cash and cash equivalents                                $   3,272        $   4,073
     Short-term investments                                      59,215           65,875
     Trade receivables, less allowances for
         doubtful accounts ($1,245 and $1,252) and
         discounts ($642 and $1,130)                             17,035           14,354
     Inventories:
         Finished products                                       15,737           13,779
         Materials and products in process                       43,021           37,585
                                                              ---------        ---------
                                                                 58,758           51,364
     Deferred income taxes                                        7,085            7,061
     Prepaid expenses and other assets                            3,022            5,728
                                                              ---------        ---------
                                   Total Current Assets         148,387          148,455

Property, Plant and Equipment                                   152,746          151,531
     Less allowances for depreciation                          (110,128)        (108,206)
                                                              ---------        ---------
                                                                 42,618           43,325
Deferred income taxes                                               562            1,076
Other assets                                                     18,208           18,245
                                                              ---------        ---------
                                                                209,775        $ 211,101
                                                              =========        =========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)



                                                             March 31,       December 31,
                                                               2001             2000
                                                             ---------       -----------
                                                            (unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Trade accounts payable and accrued expenses             $   5,877        $   5,431
     Product safety modifications                                  467              486
     Product liability                                           3,000            3,000
     Employee compensation                                      11,347           10,170
     Workers' compensation                                       4,895            4,836
     Income taxes                                                1,125            1,512
                                                             ---------        ---------
                            Total Current Liabilities           26,711           25,435

Product liability accrual                                       11,954           13,308
Contingent liabilities -- Note 7                                    --               --

Stockholders' Equity
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued                      --               --
     Common Stock, par value $1: Authorized shares -
         40,000,000; issued and outstanding 26,910,700          26,911           26,911
     Additional paid-in capital                                  2,434            2,434
     Retained earnings                                         141,877          143,125
     Accumulated other comprehensive income                       (112)            (112)
                                                             ---------        ---------
                                                               171,110          172,358
                                                             ---------        ---------
                                                               209,775        $ 211,101
                                                             =========        =========


Note:

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)


                                        Three Months Ended March 31,
                                            2001          2000
                                           -------       -------

Net firearms sales                         $35,837       $51,095
Net castings sales                           8,027         8,794
                                           -------       -------

Total net sales                             43,864        59,889

Cost of products sold                       31,897        41,437
                                           -------       -------
                                            11,967        18,452

Expenses:
     Selling                                 4,266         3,648
     General and administrative              1,969         1,418
                                           -------       -------
                                             6,235         5,066
                                           -------       -------
                                             5,732        13,386

Other income-net                             1,067         1,459
                                           -------       -------

        Income before income taxes           6,799        14,845

Income taxes                                 2,665         5,819
                                           -------       -------

                   Net income              $ 4,134       $ 9,026
                                           =======       =======

Basic and diluted earnings per share       $  0.15       $  0.34
                                           =======       =======

Cash dividends per share                   $  0.20       $  0.20
                                           =======       =======


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)



                                                                      Three Months Ended March 31,
                                                                          2001            2000
                                                                        --------        --------


Cash Provided by (Used by) Operating Activities                         $   (864)       $ 14,309

Investing Activities
  Property, plant and equipment additions                                 (1,215)         (1,353)
  Purchases of short-term investments                                    (39,020)        (41,355)
  Proceeds from sales or maturities of
      short-term investments                                              45,680          30,770
                                                                        --------        --------
                   Cash provided by (used by) investing activities         5,445         (11,938)
                                                                        --------        --------


Financing Activities
  Dividends paid                                                          (5,382)         (5,382)
                                                                        --------        --------
                   Cash used by financing activities                      (5,382)         (5,382)
                                                                        --------        --------

Decrease in cash and cash equivalents                                       (801)         (3,011)

              Cash and cash equivalents at beginning of period             4,073           8,164
                                                                        --------        --------

                   Cash and cash equivalents at end of period           $  3,272        $  5,153
                                                                        ========        ========


See notes to condensed consolidated financial statements.

STURM RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2001


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

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

NOTE 4--INCOME TAXES

         The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the three months ended March 31, 2001 and 2000 were $0.1 million and $2.0 million, respectively.

NOTE 5--BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable.

NOTE 6--COMPREHENSIVE INCOME

         As there were no non-owner changes in equity during the first quarter of 2001 and 2000, total comprehensive income equals net income, or $4.1 million and $9.0 million, respectively.

NOTE 7--CONTINGENT LIABILITIES

       As of March 31, 2001, the Company is a defendant in approximately 40 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall within two categories:

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

       Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities, counties, and the Attorney General based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.

       The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable have filed a notice of appeal from the Court's decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions involving the appeal to the Appellate Division of the New York State Supreme Court for resolution. Oral argument on those certified questions was heard in the New York Appellate Division on February 8, 2001.

       On October 7, 1999 a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp., et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. The Ohio Court of Appeals affirmed this decision on August 11, 2000. Such lawsuits filed by the cities of Bridgeport, Miami, Chicago, Camden County, Philadelphia, and Gary have been completely dismissed and those filed by the cities of Atlanta and Wilmington have been partially dismissed. The Cleveland suit has withstood an initial motion to dismiss in the trial court, and in New Orleans the Court declared legislation passed to prohibit such suits unconstitutional. However, on April 3, 2001, the Louisiana Supreme Court reversed this decision, finding the statute to be constitutional, and it dismissed the case. The Detroit/Wayne County case was also partially dismissed, and the Michigan legislature has also passed legislation precluding such suits, as have about twenty other states. The Boston case and the California city claims (consolidated into one case) have been permitted to proceed into the discovery phase. Appeals of all trial court decisions are pending or will be filed when appropriate. Motions to dismiss other such lawsuits are pending or will be filed when timely.

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

       The Company has reported all cases instituted against it through December 31, 2000 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

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

         Selected operating segment financial information follows (in thousands):

Quarter ended March 31,                                                 2001                    2000
-------------------------------------------------------------------------------------------------------
Net Sales
     Firearms                                                         $ 35,837                $ 51,095
     Castings
          Unaffiliated                                                   8,027                   8,794
          Intersegment                                                  11,142                   7,829
-------------------------------------------------------------------------------------------------------
                                                                        19,169                  16,623
     Eliminations                                                     (11,142)                 (7,829)
-------------------------------------------------------------------------------------------------------
                                                                      $ 43,864                $ 59,889
=======================================================================================================
Income Before Income Taxes
     Firearms                                                          $ 5,090                $ 13,183
     Castings  (a)                                                         735                     570
     Corporate                                                             974                   1,092
-------------------------------------------------------------------------------------------------------
                                                                       $ 6,799                $ 14,845
=======================================================================================================

                                                                       March 31,            December 31,
Identifiable Assets                                                      2001                    2000
-------------------------------------------------------------------------------------------------------
     Firearms                                                         $ 88,680                $ 79,230
     Castings                                                           33,898                  33,043
     Corporate                                                          87,197                  98,828
-------------------------------------------------------------------------------------------------------
                                                                      $209,775                $211,101
=======================================================================================================


(a) Income before income taxes for the quarter ended March 31, 2000 was favorably impacted by an inventory adjustment of $1.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Consolidated net sales of $43.9 million were achieved by the Company in the first quarter of 2001. This represents a decrease of $16.0 million or 26.8% from the first quarter of 2000 consolidated net sales of $59.9 million.

         Firearms segment net sales were $35.8 million in the first quarter of 2001 compared to $51.1 million in the corresponding 2000 period, a decrease of $15.3 million or 29.9%. Firearms unit shipments decreased 38.0%. In 2001, the Company instituted a sales incentive program for its distributors which allows them to earn rebates of up to 3% if certain annual overall sales targets are achieved. This program replaces a sales incentive program in 2000 which allowed rebates of up to 15% if certain annual overall sales targets were achieved.

         Castings segment net sales decreased 8.7% from $8.8 million in the first quarter of 2000 to $8.0 million in the first quarter of 2001. This decline is primarily attributable to the absence of aluminum casting sales as the Company sold its Uni-Cast Division during the second quarter of 2000.

         Consolidated cost of products sold for the first quarter of 2001 was $31.9 million compared to $41.4 million for the first quarter of 2000, a decrease of $9.5 million or 23.0%. This was primarily attributable to lower firearms and castings sales, as discussed above.

         Gross profit as a percentage of net sales decreased to 27.3% in the first quarter of 2001 from 30.8% in the comparable 2000 period. This deterioration is primarily attributable to the reduced sales levels in both segments.

         Selling, general & administrative expenses increased to $6.2 million in the first quarter of 2001 from $5.1 million in the first quarter of 2000 due in part to start-up costs related to a voluntary firearms lock exchange program.

         Other income-net decreased by $0.4 million or 26.9% to $1.1 million in 2001 from $1.5 million in 2000 due to decreased earnings on short-term investments resulting from reduced principal and lower yields on these investments.

         The effective income tax rate was 39.2% in the first quarter of 2001 and 2000.

         As a result of the foregoing factors, consolidated net income for the first quarter of 2001 decreased to $4.1 million from $9.0 million for the first quarter of 2000 representing a decrease of $4.9 million or 54.2%.

Financial Condition

         At March 31, 2001, the Company had cash, cash equivalents and short-term investments of $62.5 million, working capital of $121.7 million and a current ratio of 5.6 to 1, compared to $69.9 million, $123.0 million, and 5.8 to 1, respectively, at December 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


         Operating activities used $0.9 million in the first quarter of 2001 and provided $14.3 million for the first quarter of 2000. This change in cash flows is principally a result of reduced earnings in 2001 and an increase in inventories in 2001.

         The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February have to be made by April 30. Generally, shipments made in subsequent months have to be paid for within approximately 90 days. Dating plan receivable balances were $8.4 million at March 31, 2001 and $11.2 million at March 31, 2000. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         Capital expenditures during the three months ended March 31, 2001 totaled $1.2 million. For the past two years capital expenditures averaged approximately $1.5 million per quarter. In 2001, the Company expects to spend approximately $9.5 million on capital expenditures in its ongoing effort to upgrade and modernize all of its divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         For the three months ended March 31, 2001 dividends paid totaled $5.4 million. This amount reflects the regular quarterly dividend of $.20 per share paid on March 15, 2001. Future dividends will depend on many factors, including internal estimates of future performance and the Company's need for funds.

         Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 2001.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


To the contrary, all the Company's then-manufactured long guns were exempted by name as "legitimate sporting firearms." The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

         The Company is a defendant in numerous lawsuits involving its products and is aware of certain other such claims. The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearm by third parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities, counties, and State Attorneys General based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.

       The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable have filed a notice of appeal from the Court's decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions involving the appeal to the Appellate Division of the New York State Supreme Court for resolution. Oral argument on those certified questions was heard in the New York Appellate Division on February 8, 2001.

       On October 7, 1999 a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp., et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. The Ohio Court of Appeals affirmed this decision on August 11, 2000. Such lawsuits filed by the cities of Bridgeport, Miami, Chicago, Camden County, Philadelphia, and Gary have been completely dismissed and those filed by the cities of Atlanta and Wilmington have been partially dismissed. The Cleveland suit has withstood an initial motion to dismiss in the trial court, and in New Orleans the Court declared legislation passed to prohibit such suits unconstitutional. However, on April 3, 2001, the Louisiana Supreme Court reversed this decision, finding the statute to be constitutional, and it dismissed the case. The Detroit/Wayne County case was also partially dismissed, and the Michigan legislature has also passed legislation precluding such suits, as have about twenty other states. The Boston case and the California city claims (consolidated into one case) have been permitted to proceed into the discovery phase. Appeals of all trial court decisions are pending or will be filed when appropriate. Motions to dismiss other such lawsuits are pending or will be filed when timely.

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

       The Company has reported all cases instituted against it through December 31, 2000, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

         The following cases were instituted against the Company during the three months ended March 31, 2001, which involved significant demands for compensatory and/or punitive damages:

         Larkins v. Company (MO) in the U.S. District Court for the Eastern District of Missouri. The complaint, which was served on February 7, 2001, alleges that the plaintiff's Ruger revolver accidentally discharged when it was dropped from a rig, resulting in fatal injury to him. Plaintiffs' estate seeks compensatory and punitive damages, plus other fees to be determined by the court.

         During the three months ending March 31, 2001, two previously-reported cases were settled:

                           Case Name        Jurisdiction
                           ---------        ------------
                             Martin            Florida
                             Dibble            Alaska

         The settlement amounts were within the Company's limits of its self-insurance coverage.

         On January 9, 2001, in the previously-reported Mahoney (DC) case, the Company was voluntarily dismissed without prejudice by the plaintiff.

         On January 12, 2001, in the previously-reported City of Gary (IN) case, the trial court dismissed the complaint in its entirety. Plaintiffs filed an amended complaint that was also dismissed by the court on March 13, 2001. Plaintiffs will most likely appeal.

         On February 14, 2001, in the previously-reported Miami-Dade County (FL) case, the Florida appellate court affirmed the trial court's dismissal of all claims. Plaintiffs will most likely appeal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - None

         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       STURM, RUGER & COMPANY, INC.





Date:  May 7, 2001                     S/ERLE G. BLANCHARD
                                       -----------------------------------------
                                       Erle G. Blanchard
                                       Principal Financial Officer,
                                       Vice Chairman, President, Chief Operating
                                       Officer, Treasurer and Director