Form 10-Q
period 2001-06-30
STURM RUGER & CO INC
filed 2001-08-09
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001
                                        -------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No _____

         The number of shares outstanding of the issuer's common stock as of July 31, 2001: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--June 30, 2001 and December 31, 2000                                    3

Condensed consolidated statements of income--Three months ended June 30, 2001 and 2000, Six months ended
June 30, 2001 and 2000                                                                                        5

Condensed consolidated statements of cash flows--Six months ended June 30, 2001 and 2000                      6

Notes to condensed consolidated financial statements--June 30, 2001                                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                   15
Item 4.  Submission of Matters to a Vote of Security Holders                                                 16
Item 6.  Exhibits and Reports on Form 8-K                                                                    16

SIGNATURES                                                                                                   17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
       STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands)



                                                                                           June 30,     December 31,
                                                                                             2001           2000
                                                                                          ---------      ---------
                                                                                         (Unaudited)       (Note)
ASSETS

Current Assets
   Cash and cash equivalents                                                              $   3,734      $   4,073
   Short-term investments                                                                    55,603         65,875
   Trade receivables, less allowances for
       doubtful accounts ($1,245 and $1,252) and
       discounts ($208 and $1,130)                                                           12,846         14,354
   Inventories:
       Finished products                                                                     19,675         13,779
       Materials and products in process                                                     44,429         37,585
                                                                                          ---------      ---------
                                                                                             64,104         51,364
   Deferred income taxes                                                                      7,098          7,061
   Prepaid expenses and other assets                                                          2,653          5,728
                                                                                          ---------      ---------
                                Total current assets                                        146,038        148,455

   Property, plant and equipment                                                            153,838        151,531
        Less allowances for depreciation                                                   (112,026)      (108,206)
                                                                                          ---------      ---------
                                                                                             41,812         43,325
   Deferred income taxes                                                                      1,302          1,076
   Other assets                                                                              18,171         18,245
                                                                                          ---------      ---------
                                                                                          $ 207,323      $ 211,101
                                                                                          =========      =========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)


                                                                                              June 30,       December 31,
                                                                                                2001           2000
                                                                                              ---------      ---------
                                                                                             (unaudited)       (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable and accrued expenses                                                 $   6,136      $   5,431
  Product safety modifications                                                                      449            486
  Product liability                                                                               3,000          3,000
  Employee compensation                                                                          12,305         10,170
  Workers' compensation                                                                           5,023          4,836
  Income taxes                                                                                    1,371          1,512
                                                                                              ---------      ---------

                            Total current liabilities                                            28,284         25,435

Product liability accrual                                                                        11,468         13,308
Contingent liabilities -- Note 7                                                                     --             --


Stockholders' Equity
  Common Stock, non-voting, par value $1:
      Authorized shares 50,000; none issued                                                          --             --
  Common Stock, par value $1: Authorized shares -
      40,000,000; issued and outstanding 26,910,720                                              26,911         26,911
  Additional paid-in capital                                                                      2,473          2,434

  Retained earnings                                                                             138,299        143,125
  Accumulated other comprehensive income                                                           (112)          (112)
                                                                                              ---------      ---------
                                                                                                167,571        172,358
                                                                                              ---------      ---------
                                                                                              $ 207,323      $ 211,101
                                                                                              =========      =========


Note:
----

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)


                                            Three Months Ended June 30,      Six Months Ended June 30,
                                               2001         2000                 2001         2000
                                              --------     --------             --------     --------



Firearms sales                                $ 29,543     $ 37,594             $ 65,380     $ 88,689

Castings sales                                   8,125       11,341               16,152       20,135
                                              --------     --------             --------     --------


Net sales                                       37,668       48,935               81,532      108,824


Cost of products sold                           30,449       36,376               62,346       77,813
                                              --------     --------             --------     --------
                                                 7,219       12,559               19,186       31,011


Expenses:
     Selling                                     3,439        3,274                7,705        6,922

     General and administrative                  1,706        1,531                3,675        2,949
                                              --------     --------             --------     --------

                                                 5,145        4,805               11,380        9,871
                                              --------     --------             --------     --------
                                                 2,074        7,754                7,806       21,140

Other income-net                                   895        1,992                1,962        3,451
                                              --------     --------             --------     --------


               Income before income taxes        2,969        9,746                9,768       24,591


   Income taxes                                  1,164        3,821                3,829        9,640
                                              --------     --------             --------     --------

                               Net income     $  1,805     $  5,925             $  5,939     $ 14,951
                                              ========     ========             ========     ========


Basic and diluted earnings per share          $   0.07     $   0.22             $   0.22     $   0.56
                                              ========     ========             ========     ========

Cash dividends per share                      $   0.20     $   0.20             $   0.40     $   0.40
                                              ========     ========             ========     ========


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)



                                                                      Six Months Ended June 30,
                                                                        2001          2000
                                                                      --------      --------


Cash Provided by Operating Activities                                 $  2,460      $ 16,628

Investing Activities

  Property, plant and equipment additions                               (2,307)       (2,367)
  Purchases of short-term investments                                  (39,398)      (79,082)
  Proceeds from maturities of short-term investments                    49,670        73,555
  Net proceeds from sale of non-manufacturing real estate                   --         1,978
  Net proceeds from sale of Uni-Cast assets                                 --           382
                                                                      --------      --------
        Cash provided by (used by) investing activities                  7,965        (5,534)
                                                                      --------      --------


Financing Activities

  Dividends paid                                                       (10,764)      (10,764)
                                                                      --------      --------
                       Cash used by financing activities               (10,764)      (10,764)
                                                                      --------      --------


Increase in cash and cash equivalents                                     (339)          330


              Cash and cash equivalents at beginning of period           4,073         8,164
                                                                      --------      --------

                       Cash and cash equivalents at end of period     $  3,734      $  8,494
                                                                      ========      ========


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2001


NOTE 1--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

         Organization: Sturm, Ruger & Company, Inc. ("Company") is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company's design and manufacturing operations are located in the United States. Substantially all sales are domestic. The Company's firearms are sold through a select number of independent distributors to the sporting and law enforcement markets. Investment castings are sold either directly to or through manufacturers' representatives to companies in a wide variety of industries.

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

NOTE 4--INCOME TAXES

       The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the six months ended June 30, 2001 and 2000 were $0.7 million and $13.1 million, respectively.

NOTE 5--BASIC AND DILUTED EARNINGS PER SHARE

         Basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of options outstanding using the treasury stock method, when applicable.

NOTE 6--COMPREHENSIVE INCOME

         As there were no non-owner changes in equity during the first half of 2001 and 2000, total comprehensive income equals net income for the three and six months ended June 30, 2001 and 2000, or $1.8 million and $5.9 million, and $5.9 million and $15.0 million, respectively.

NOTE 7 - CONTINGENT LIABILITIES

         As of June 30, 2001, the Company is a defendant in approximately 39 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

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

       The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable have filed a notice of appeal from the Court's decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions involving the appeal to the Appellate Division of the New York State Supreme Court for resolution. Oral argument on those certified questions was heard in the New York Appellate Division on February 8, 2001. On April 26, 2001, the Appellate Division of the New York State Supreme Court responded to the U.S. 2nd Circuit Court of Appeals' certified questions. The questions involved whether firearms manufacturers have a legal duty to prevent criminal misuses of their lawfully-sold products and whether any liability of the firearms manufacturers should be apportioned by a market share theory. The New York State Appellate Division answered both questions in the negative.

       On October 7, 1999, a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp., et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. The Ohio Court of Appeals affirmed this decision on August 11, 2000. Such lawsuits filed by the cities of Bridgeport, Miami, Chicago, Camden County, Philadelphia, and Gary have been completely dismissed and those filed by the cities of Atlanta and Wilmington have been partially dismissed. The Cleveland suit has withstood an initial motion to dismiss in the trial court, and in New Orleans the Court declared legislation passed to prohibit such suits unconstitutional. However, on April 3, 2001, the Louisiana Supreme Court reversed this decision, finding the statute to be constitutional, and it dismissed the case. The Detroit/Wayne County case was also partially dismissed, and the Michigan legislature has also passed legislation precluding such suits, as have about twenty other states. The Boston case and the California city claims (consolidated into one case) have been permitted to proceed into the discovery phase. Appeals of all trial court decisions are pending or will be filed when appropriate. Motions to dismiss other such lawsuits are pending or will be filed when timely.

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

         Punitive damages, as well as compensatory damages, are demanded in many of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. As of March 18, 1982, compensatory and punitive damage insurance coverage is provided, in States where permitted, for losses exceeding $1.0 million of loss per occurrence or an aggregate maximum loss of $4.0 million. For claims which the Company has been notified in writing between July 10, 1988, through July 10, 1989, coverage is provided for losses exceeding $2.5 million per claim or an aggregate maximum loss of $9.0 million. For claims made between July 10, 1989, and July 10, 1992, the aggregate maximum loss is $7.5 million. For claims made after July 10, 1992, coverage is provided for losses exceeding $2.25 million per claim, or an aggregate maximum loss of $6.5 million.

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

         On March 17, 2000, Smith & Wesson announced that it had reached a settlement to conclude some of the municipal lawsuits with various governmental entities. On March 30, 2000, the Office of the Connecticut Attorney General began an investigation of certain alleged "anticompetitive practices in the firearms industry." On April 17, 2000 the State of Maryland's Attorney General also made similar inquiries as to the Company. On August 9, 2000, the U.S. Federal Trade Commission also filed such a civil investigative demand regarding the Smith & Wesson settlement. The Company has not engaged in any improper conduct and has cooperated with these investigations.

         The Company has reported all cases instituted against it through March 31, 2001 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.


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

                             Three Months Ended June 30,     Six Months Ended June 30,
                             ---------------------------     -------------------------
                                 2001           2000           2001           2000
                               ---------      ---------      ---------      ---------
Net Sales

     Firearms                  $  29,543      $  37,594      $  65,380      $  88,689
     Castings
          Unaffiliated             8,125         11,341         16,152         20,135
          Intersegment             7,073          7,240         18,215         15,069
                               ---------      ---------      ---------      ---------
                                  15,198         18,581         34,367         35,204
     Eliminations                 (7,073)        (7,240)       (18,215)       (15,069)
                               ---------      ---------      ---------      ---------
                                  37,668      $  48,935      $  81,532      $ 108,824
                               =========      =========      =========      =========
Income Before Income Taxes

     Firearms                  $   2,609      $   7,538      $   7,698      $  20,721
     Castings                       (428)           508            307          1,078
     Corporate                       788          1,700          1,763          2,792
                               ---------      ---------      ---------      ---------
                               $   2,969      $   9,746      $   9,768      $  24,591
                               =========      =========      =========      =========

                        June 30,   December 31,
                          2001         2000
                        --------     --------
Identifiable Assets

     Firearms           $ 90,135     $ 79,230
     Castings             32,581       33,043
     Corporate            84,607       98,828
                        --------     --------
                        $207,323     $211,101
                        ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Consolidated net sales of $37.7 million and $81.5 million were achieved by the Company for the three and six months ended June 30, 2001. This represents a decrease of 23.0% and 25.1% from 2000 consolidated net sales of $48.9 million and $108.8 million, respectively.

         Firearms segment net sales decreased by $8.1 million, or 21.4%, in the second quarter of 2001 to $29.5 million from $37.6 million in the second quarter of the prior year. For the six months ended June 30, 2001, firearms segment net sales decreased by $23.3 million, or 26.3% to $65.4 million, compared to the corresponding 2000 period. Firearms unit shipments decreased 26.2% for the three-month period and 33.1% for the six-month period ended June 30, 2001 from the comparable 2000 periods. The unit decrease reflects a decline in overall market demand. In 2001, the Company instituted a sales incentive program for its distributors which allowed them to earn rebates of up to 3% if certain annual overall sales targets were achieved. In May 2001, this program was modified to allow for rebates of up to 5% if certain annual sales targets are achieved. This program replaces a sales incentive program in 2000 which allowed rebates of up to 15% if certain annual overall sales targets were achieved. The Company anticipates that total firearm segment sales in 2001 may be below the level achieved in 2000.

         Casting segment net sales decreased by 28.4% and 19.8% to $8.1 million and $16.2 million, respectively, for the three and six months ended June 30, 2001 from $11.3 million and $20.1 million in the comparable 2000 periods. The decrease is attributable to the absence of aluminum casting sales as the Company sold its Uni-Cast Division during the second quarter of 2000 and an apparent weakened demand for both steel and titanium castings. The Company anticipates that total casting segment sales in 2001 may be below the level achieved in 2000. The Company continues to actively pursue other casting business opportunities.

         Consolidated cost of products sold for the second quarter and the six months ended June 30, 2001 were $30.4 million and $62.3 million compared to $36.4 million and $77.8 million in the corresponding 2000 periods, representing a decrease of 16.3% and 19.9%, respectively. This was primarily attributable to lower firearms and castings sales, as discussed above.

         Gross profit as a percentage of net sales was 23.5% for the six month period ended June 30, 2001, as compared to 28.5% in the comparable 2000 period. For the second quarter of 2001, gross profit as a percent of sales decreased to 19.2% from 25.7% in the second quarter of 2000. Margin erosion in both periods was caused primarily by reduced sales levels in both segments.

         Selling, general and administrative expenses were $5.1 million and $11.4 million for the three and six months ended June 30, 2001, representing an increase of $0.3 million and $1.5 million from the corresponding periods of 2000. These increases are due in part to start-up costs related to a voluntary firearms lock exchange program.

       Other income-net decreased by $1.1 million and $1.5 million in the three and six months ended June 30, 2001 compared to the corresponding 2000 periods, respectively. These decreases are primarily due to a gain on the sale of non-manufacturing real estate in the second quarter of 2000 and decreased earnings on short-term investments as a result of decreased principal and declining interest rates during the first half of 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


         The effective income tax rate of 39.2% in the second quarter and six months ended June 30, 2001 is unchanged from the corresponding periods in 2000.

         As a result of the foregoing factors, consolidated net income decreased $4.1 million, or 69.5%, from $5.9 million to $1.8 million for the three months ended June 30, 2001 as compared to the second quarter of 2000 and decreased $9.1 million, or 60.3%, from $15.0 million to $5.9 million for the six months ended June 30, 2001 as compared to the first half of 2000.

Financial Condition

         At June 30, 2001, the Company had cash, cash equivalents and short-term investments of $59.3 million, working capital of $117.8 million and a current ratio of 5.2 to 1.

         Cash provided by operating activities was $2.5 million and $16.6 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash provided is principally a result of the increase in inventories during the first six months of 2001.

         The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February have to be made by April 30. Generally, shipments made in subsequent months have to be paid within approximately 90 days. Dating plan receivable balances were $4.6 million at June 30, 2001 compared to $5.3 million at June 30, 2000. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         Capital expenditures during the six months ended June 30, 2001 totaled $2.3 million. For the past two years capital expenditures averaged approximately $1.5 million per quarter. In 2001, the Company expects to spend approximately $5.0 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms, Ruger Investment Casting, and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         For the six months ended June 30, 2001 dividends paid totaled $10.8 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March and June 2001. On July 31, 2001, the Company declared a regular quarterly dividend of $.20 per share payable on September 15, 2001. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

         Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 2001.

         The purchase of firearms is subject to federal, state and local governmental regulations. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


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

       The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable have filed a notice of appeal from the Court's decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions involving the appeal to the Appellate Division of the New York State Supreme Court for resolution. Oral argument on those certified questions was heard in the New York Appellate Division on February 8, 2001. On April 26, 2001, the Appellate Division of the New York State Supreme Court responded to the U.S. 2nd Circuit Court of Appeals' certified questions. The questions involved whether firearms manufacturers have a legal duty to prevent criminal misuses of their lawfully-sold products and whether any liability of the firearms manufacturers should be apportioned by a market share theory. The New York State Appellate Division answered both questions in the negative.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


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

         The effect of inflation on the Company's operations is most immediately felt in cost of products sold because the Company values its inventory on the LIFO basis. Generally under this method, the cost of products sold reported in the financial statements approximates current costs, and thus, reduces distortion in reported income which would result from the slower recognition of increased costs when other methods are used. The use of historical cost depreciation has a beneficial effect on cost of products sold. The Company has been affected by inflation in line with the general economy.

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

         The Company has reported all cases instituted against it through March 31, 2001, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

         No cases were instituted against the Company during the three months ended June 30, 2001, which involved significant demands for compensatory and/or punitive damages.

         During the three months ended June 30, 2001, no previously-reported cases were settled.

         On April 3, 2001, in the previously-reported New Orleans (LA) case, the Louisiana Supreme Court reversed the trial court's decision, finding that legislation prohibiting the city's lawsuit was constitutional, and dismissed the case. Plaintiffs filed a motion for rehearing which was denied on April 24, 2001.

         On April 25, 2001, in the previously-reported Halliday (MD) case, the Maryland Court of Special Appeals affirmed en banc the trial court's dismissal of all claims against the Company, holding that a firearms manufacturer has no legal duty to manufacture "childproof" firearms. Plaintiffs are expected to appeal this decision to the Maryland Court of Appeals.

         On June 4, 2001, in the previously-reported Binkley (MI) case, the Company was dismissed with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The 2001 Annual Meeting of the Stockholders of the Company was held on May 3, 2001. The table below sets forth the results of the votes taken at the 2001 Annual Meeting:

                  1.       Election of Directors                                 Votes
                                                     Votes For                  Withheld
                                                     ---------                  --------

                           William B. Ruger          25,070,910                   677,051
                           William B. Ruger, Jr.     25,082,670                   665,291
                           Erle G. Blanchard         25,084,356                   663,605
                           Stephen L. Sanetti        25,083,687                   664,274
                           Richard T. Cunniff        25,503,673                   244,288
                           Townsend Hornor           25,501,771                   246,190
                           Paul X. Kelley            25,503,394                   244,567
                           John M. Kingsley, Jr.     25,512,459                   235,502
                           James E. Service          25,516,097                   231,864
                           Stanley B. Terhune        25,492,468                   255,493

                  2.       Ratification of Ernst & Young LLP as Auditors for 2001

                           Votes For             Votes Against             Votes Withheld
                           ---------             -------------             --------------

                           25,597,277                   84,322                    66,362

                   3.       2001 Stock Option Plan for Non-Employee Directors

                  Votes For                      Votes Against              Votes Withheld
                  ---------                      -------------              --------------

                  22,831,591                        2,073,006                  843,364

                   4.       Stockholder Proposal for a "Report on Gun Policies and Procedures"

                  Votes For          Votes Against         Votes Withheld       Broker Non-Votes
                  ---------          -------------         --------------       ----------------

                  1,017,720             17,706,503             1,533,503           5,490,023


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K -

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STURM, RUGER & COMPANY, INC.





Date:  August 6, 2001               S/ERLE G. BLANCHARD
       --------------               --------------------------------------------
                                    Erle G. Blanchard
                                    Principal Financial Officer,
                                    Vice Chairman, President, Chief Operating
                                    Officer, Treasurer and Director