Form 10-Q
period 2001-09-30
STURM RUGER & CO INC
filed 2001-11-09
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

(203) 259-7843
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes   X   No

         The number of shares outstanding of the issuer’s common stock as of October 31, 2001: Common Stock, $1 par value — 26,910,720.

INDEX

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
       STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Note)
Assets

Current Assets

Cash and cash equivalents	$3,093	$4,073

Short-term investments	51,891	65,875

Trade receivables, less allowances for doubtful accounts ($1,223 and $1,252) and discounts ($236 and $1,130)	22,471	14,354

Inventories:

Finished products	16,980	13,779

Materials and products in process	41,727	37,585

	58,707	51,364

Deferred income taxes	7,803	7,061

Prepaid expenses and other current assets	2,244	5,728

Total Current Assets	146,209	148,455

Property, plant and equipment	152,952	151,531

Less allowances for depreciation	(112,531)	(108,206)

	40,421	43,325

Deferred income taxes	599	1,076

Other assets	18,062	18,245

	$205,291	$211,101

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
      STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Note)
Liabilities and Stockholders’ Equity

Current Liabilities

Trade accounts payable and accrued expenses	$8,535	$5,431

Product safety modifications	436	486

Product liability	3,000	3,000

Employee compensation	10,757	10,170

Workers’ compensation	4,631	4,836

Income taxes	2,155	1,512

Total Current Liabilities	29,514	25,435

Product liability accrual	10,894	13,308

Contingent liabilities — Note 7	—	—

Stockholders’ Equity Common Stock, non-voting, par value $1:

Authorized shares 50,000; none issued	—	—

Common Stock, par value $1:

Authorized shares - 40,000,000 Issued and outstanding - 26,910,700	26,911	26,911

Additional paid-in capital	2,434	2,434

Equity – options outstanding	48

Retained earnings	135,602	143,125

Accumulated other comprehensive income	(112)	(112)

	164,883	172,358

	$205,291	$211,101

Note:

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Firearms sales	$35,609	$33,985	$100,989	$122,674

Castings sales	5,529	9,049	21,681	29,184

Net sales	41,138	43,034	122,670	151,858

Cost of products sold	32,946	31,949	95,292	109,762

	8,192	11,085	27,378	42,096

Expenses:

Selling	3,076	3,544	10,781	10,466

General and administrative	1,326	1,360	5,001	4,309

	4,402	4,904	15,782	14,775

	3,790	6,181	11,596	27,321

Other income-net	624	1,382	2,586	4,833

Income before income taxes	4,414	7,563	14,182	32,154

Income taxes	1,730	2,964	5,559	12,604

Net income	$2,684	$4,599	$8,623	$19,550

Basic and diluted earnings per share	$0.10	$0.17	$0.32	$0.73

Cash dividends per share	$0.20	$0.20	$0.60	$0.60

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,

	2001	2000

Cash Provided By Operating Activities	$4,298	$12,464

Investing Activities

Property, plant and equipment additions	(3,116)	(4,297)

Purchases of short-term investments	(112,131)	(106,497)

Proceeds from maturities of short-term investments	126,115	108,965

Net proceeds from sale of non-manufacturing real estate	—	1,978

Net proceeds from sale of Uni-Cast assets	—	382

Cash provided by investing activities	10,868	531

Financing Activities

Dividends paid	(16,146)	(16,148)

Cash used in financing activities	(16,146)	(16,148)

Decrease in cash and cash equivalents	(980)	(3,153)

Cash and cash equivalents at beginning of period	4,073	8,164

Cash and cash equivalents at end of period	$3,093	$5,011

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2001

NOTE 1—Basis of Presentation

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2—Significant Accounting Policies

         Organization: Sturm, Ruger & Company, Inc. (“Company”) is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company’s design and manufacturing operations are located in the United States. Substantially all sales are domestic. The Company’s firearms are sold through a select number of independent distributors to the sporting and law enforcement markets. Investment castings are sold either directly to or through manufacturers’ representatives to companies in a wide variety of industries.

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

NOTE 3—Inventories

         Inventories are valued using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

NOTE 4—Income Taxes

         The Company’s effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the nine months ended September 30, 2001 and 2000 were $1.7 million and $15.1 million, respectively.

NOTE 5—Basic and Diluted Earnings Per Share

         Basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of options outstanding using the treasury stock method, when applicable.

NOTE 6—Comprehensive Income

         As there were no non-owner changes in equity during the first nine months of 2001 and 2000, total comprehensive income equals net income for the three and nine months ended September 30, 2001 and 2000, or $2.7 million and $4.6 million, and $8.6 million and $19.6 million, respectively.

NOTE 7—Contingent Liabilities

         As of September 30, 2001, the Company is a defendant in approximately 41 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

(i)	those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty, and other legal theories, and

(ii)	those brought by cities, municipalities, counties, individuals (including certain putative class actions) and one state Attorney General against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. None of these cases allege a specific injury to a specific individual as a result of the misuse or use of any of the Company’s products.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

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

         The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and “industry-wide” liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable filed a notice of appeal from the Court’s decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions involving the appeal to the Appellate Division of the New York State Supreme Court for resolution. Oral argument on those certified questions was heard in the New York Appellate Division on February 8, 2001. On April 26, 2001, the Appellate Division of the New York State Supreme Court responded to the U.S. 2nd Circuit Court of Appeals’ certified questions. The questions involved whether firearms manufacturers have a legal duty to prevent criminal misuses of their lawfully-sold products and whether any liability of the firearms manufacturers should be apportioned by a market share theory. The New York State Appellate Division answered both questions in the negative. On August 30, 2001, the United States Court of Appeals for the 2nd Circuit vacated and remanded the case with instructions for the trial court to enter a final judgment of dismissal. The trial court finally dismissed the case on its merits on September 17, 2001.

         On October 7, 1999, a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp., et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. The Ohio Court of Appeals affirmed this decision on August 11, 2000. Such lawsuits filed by the cities of Bridgeport (dismissal affirmed by the Connecticut Supreme Court on October 1, 2001), Miami (dismissal affirmed by the District Court of Appeals 3rd District on February 15, 2001, petition for review denied by the Florida Supreme Court on October 24, 2001), Chicago, Camden County, Philadelphia, and Gary, and that filed by the State of New York have been completely dismissed, and those filed by the cities of Atlanta and Wilmington have been partially dismissed. The Cleveland suit has withstood an initial motion to dismiss in the trial court, and in New Orleans the Court declared legislation passed to prohibit such suits unconstitutional. However, on April 3, 2001, the Louisiana Supreme Court reversed this decision, finding the statute to be constitutional, and it dismissed the case. The United States Supreme Court denied a petition for certiorari filed by New Orleans on October 9, 2001. The Detroit/Wayne County case was also partially dismissed, and the Michigan legislature has also passed legislation precluding such suits, as have about twenty other states. The Boston case and the California city claims (consolidated into one case) have been permitted to proceed into the discovery phase. Appeals of all other trial court decisions are pending or will be filed when appropriate. Motions to dismiss other such lawsuits are pending or will be filed when timely.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

         The Company’s management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company’s financial results for a particular period.

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

         On March 17, 2000, Smith & Wesson announced that it had reached a settlement to conclude some of the municipal lawsuits with various governmental entities. On March 30, 2000, the Office of the Connecticut Attorney General began an investigation of certain alleged “anticompetitive practices in the firearms industry.” On April 17, the State of Maryland’s Attorney General also made similar inquiries as to the Company. On August 9, 2000, the U.S. Federal Trade Commission also filed such a civil investigative demand regarding the Smith & Wesson settlement. The Company has not engaged in any improper conduct and has cooperated with these investigations.

         The Company has reported all cases instituted against it through June 30, 2001 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

NOTE 8—Operating Segment Information

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

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2001	2000	2001	2000

Net Sales

Firearms	$35,609	$33,985	$100,989	$122,674

Castings

Unaffiliated	5,529	9,049	21,681	29,184

Intersegment	5,240	7,784	23,455	22,853

	10,769	16,833	45,136	52,037

Eliminations	(5,240)	(7,784)	(23,455)	(22,853)

	$41,138	$43,034	$122,670	$151,858

Income Before Income Taxes

Firearms	$4,764	$6,231	$12,462	$26,952

Castings	(894)	348	(587)	1,426

Corporate	544	984	2,307	3,776

	$4,414	$7,563	$14,182	$32,154

	September 30,	December 31,
	2001	2000

Identifiable Assets

Firearms	$95,832	$79,230

Castings	30,088	33,043

Corporate	79,371	98,828

	$205,291	$211,101

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

Results of Operations

         The Company achieved consolidated net sales of $41.1 million and $122.7 million for the three and nine months ended September 30, 2001, respectively. This represents decreases of 4.4% and 19.2% from the respective 2000 consolidated net sales of $43.0 million and $151.9 million.

         Firearms segment net sales increased by $1.6 million or 4.8% in the third quarter of 2001 to $35.6 million from $34.0 million in the third quarter of the prior year. For the nine months ended September 30, 2001, firearms segment net sales decreased by $21.7 million or 17.7% to $101.0 million, compared to the corresponding 2000 period. Firearms unit shipments increased 12.8% for the three month period and decreased 21.0% for the nine month period ended September 30, 2001 from the comparable 2000 periods. The unit increase for the quarter reflects heightened demand for rifles, pistols, and revolvers. Pistol demand may have been enhanced by a sales incentive program which began in August 2001. The decrease for the nine month period reflects a decline in overall market demand during the first half of the year. The Company anticipates that total firearm segment sales in 2001 may be below the level achieved in 2000.

         Casting segment net sales decreased by $3.5 million or 38.9% to $5.5 million in the three months ended September 30, 2001 from $9.0 million in the third quarter of 2000. For the nine months ended September 30, 2001, casting segment net sales decreased $7.5 million or 25.7% to $21.7 million. The reduction in casting segment sales for the three and nine months ended September 30, 2001 from the comparable 2000 periods was due to an apparent weakened demand for both steel and titanium castings. The Company anticipates that total casting segment sales in 2001 may be below the level achieved in 2000. The Company continues to actively pursue other casting business opportunities.

         Consolidated cost of products sold for the third quarter of 2001 and the nine months ended September 30, 2001 was $32.9 million and $95.3 million compared to $31.9 million and $109.8 million in the corresponding 2000 periods, respectively, representing an increase of 3.1% for the quarter and a decrease of 13.2% for the nine month period. The increase for the quarter reflects the increase in firearms sales, partially offset by the decrease in castings sales. The decrease for the nine month period was primarily attributable to decreased firearms and casting segment sales.

         For the third quarter of 2001, gross profit as a percent of net sales decreased to 19.9% from 25.8% in the third quarter of 2000. Gross profit as a percentage of net sales decreased to 22.3% for the nine month period ended September 30, 2001 from 27.7% for the nine month period ended September 30, 2001. Margin erosion in the quarter and the nine month period was primarily caused by the effective price reductions related to the aforementioned sales incentive program which began in August 2001 and the decline in castings sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—CONTINUED

         Selling, general and administrative expenses decreased $0.5 million to $4.4 million for the quarter ended September 30, 2001 compared with the prior year reflecting reduced marketing expenditures. For the nine months ended September 30, 2001, selling, general and administrative expenses increased $1.0 million to $15.8 million due in part to costs related to a voluntary firearms lock exchange program that began during the first quarter of 2001.

         Other income-net decreased by $0.8 million and $2.2 million in the quarter and nine months ended September 30, 2001, respectively, compared to the corresponding 2000 periods. The decrease for the nine month period reflects a gain on the sale of non-manufacturing real estate in the second quarter of 2000. The decrease for the quarter is due to decreased earnings on short-term investments as a result of reduced principal and declining interest rates.

         The effective income tax rate of 39.2% in the third quarter and nine months ended September 30, 2001 is unchanged from the corresponding periods in 2000.

         As a result of the foregoing factors, consolidated net income for the three and nine months ended September 30, 2001 decreased to $2.7 million and $8.6 million, respectively, from $4.6 million and $19.6 million for the three and nine months ended September 30, 2000, respectively, representing decreases of $1.9 million or 41.6% and $11.0 million or 55.9%, respectively.

Financial Condition

         At September 30, 2001, the Company had cash, cash equivalents and short-term investments of $55.0 million, working capital of $116.7 million and a current ratio of 5.0 to 1.

         Cash provided by operating activities was $4.3 million and $12.5 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash provided by operating activities for the 2001 period is principally a result of reduced earnings and various other working capital fluctuations.

         The Company follows an industry-wide practice of offering a “dating plan” to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company’s dating plan year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February have to be made by April 30. Shipments made in subsequent months have to be paid for within approximately 90 days. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         Capital expenditures during the nine months ended September 30, 2001 totaled $3.1 million. For the past two years capital expenditures averaged approximately $1.4 million per quarter. For the fourth quarter of 2001, the Company expects to spend approximately $2 million on capital expenditures to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—CONTINUED

         For the nine months ended September 30, 2001 dividends paid totaled $16.1 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March, June and September 2001. On October 23, 2001 the Company declared a regular quarterly dividend of $.20 per share payable on December 15, 2001. Future dividends depend on many factors, including internal estimates of future performance and the Company’s need for funds.

         Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 2001.

         The sale, purchase, ownership, and use of firearms are subject to many thousands of federal, state and local governmental regulations. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons, other than for the law enforcement market, and holds all necessary licenses under these federal laws. From time to time, congressional committees review proposed bills relating to the regulation of firearms. These proposed bills generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. Several states currently have laws in effect similar to the aforementioned legislation.

         Until November 30, 1998, the “Brady Law” mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the “Brady Law” has not had a significant effect on the Company’s sales of firearms, nor does it anticipate any impact on sales in the future. The “Crime Bill” took effect on September 13, 1994, but none of the Company’s products were banned as so-called “assault weapons.” To the contrary, all the Company’s then-manufactured commercially-sold long guns were exempted by name as “legitimate sporting firearms.” The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution (a position adopted by the U.S. Court of Appeals in the 5th Circuit in the case of U.S. v. Emerson on October 16, 2001) and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—CONTINUED

         The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and “industry-wide” liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable filed a notice of appeal from the Court’s decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions involving the appeal to the Appellate Division of the New York State Supreme Court for resolution. Oral argument on those certified questions was heard in the New York Appellate Division on February 8, 2001. On April 26, 2001, the Appellate Division of the New York State Supreme Court responded to the U.S. 2nd Circuit Court of Appeals’ certified questions. The questions involved whether firearms manufacturers have a legal duty to prevent criminal misuses of their lawfully-sold products and whether any liability of the firearms manufacturers should be apportioned by a market share theory. The New York State Appellate Division answered both questions in the negative. On August 30, 2001, the United States Court of Appeals for the 2nd Circuit vacated and remanded the case with instructions for the trial court to enter a final judgment of dismissal. The trial court finally dismissed the case on its merits on September 17, 2001.

         On October 7, 1999, a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp., et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. The Ohio Court of Appeals affirmed this decision on August 11, 2000. Such lawsuits filed by the cities of Bridgeport (dismissal affirmed by the Connecticut Supreme Court on October 1, 2001), Miami (dismissal affirmed by the District Court of Appeals 3rd District on February 15, 2001, petition for review denied by the Florida Supreme Court on October 24, 2001), Chicago, Camden County, Philadelphia, and Gary, and that filed by the State of New York have been completely dismissed, and those filed by the cities of Atlanta and Wilmington have been partially dismissed. The Cleveland suit has withstood an initial motion to dismiss in the trial court, and in New Orleans the Court declared legislation passed to prohibit such suits unconstitutional. However, on April 3, 2001, the Louisiana Supreme Court reversed this decision, finding the statute to be constitutional, and it dismissed the case. The United States Supreme Court denied a petition for certiorari filed by New Orleans on October 9, 2001. The Detroit/Wayne County case was also partially dismissed, and the Michigan legislature has also passed legislation precluding such suits, as have about twenty other states. The Boston case and the California city claims (consolidated into one case) have been permitted to proceed into the discovery phase. Appeals of all trial court decisions are pending or will be filed when appropriate. Motions to dismiss other such lawsuits are pending or will be filed when timely.

         The Company’s management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company’s financial results for a particular period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—CONTINUED

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

         Inflation’s effect on the Company’s operations is most immediately felt in cost of products sold because the Company values inventory on the LIFO basis. Generally under this method, the cost of products sold reported in the financial statements approximates current costs, and thus, reduces distortion in reported income which would result from the slower recognition of increased costs when other methods are used. The use of historical cost depreciation has a beneficial effect on cost of products sold. The Company has been affected by inflation in line with the general economy.

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

         The Company has reported all cases instituted against it through June 30, 2001, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

         The following cases were instituted against the Company during the three months ended September 30, 2001, which involved significant demands for compensatory and/or punitive damages:

         Lawn v. Company, et. al. in the Ontario (Canada) Superior Court of Justice. The complaint, which was served on September 10, 2001, alleges that the plaintiff was participating in a Wild West Show when a Ruger revolver utilized with blank cartridges “backfired,” resulting in minor injuries to the plaintiff’s arm and hand. Plaintiff seeks compensatory damages.

         Price v. Company, et. al. (MD) in the Circuit Court for Baltimore City. The complaint, which was served on September 27, 2001, alleges that the plaintiffs’ decedent was fatally injured by a third-party who carelessly pulled the trigger of a Ruger pistol. The gun owner is also a defendant in the lawsuit. The complaint also alleges that the pistol lacks adequate safety devices and warnings. Plaintiffs seek compensatory and punitive damages.

         Wallace, et. al. v. Beretta U.S.A. Corp., et. al. (DC) in the Superior Court for the District of Columbia Civil Division. The complaint, which was served on August 9, 2001, alleges that the plaintiffs’ decedents were shot by gang members with a pistol of unknown manufacture and “an AK-47 type firearm.” The plaintiffs’ decedents were both fatally injured. Plaintiffs seek general, special, and punitive damages, plus injunctive relief.

         During the three months ended September 30, 2001, one previously-reported case was settled:

Case Name	Jurisdiction
Bieber	Montana

         The settlement amount was within the limits of the Company’s self-insurance coverage.

         On August 10, 2001, in the previously-reported State of New York case, the trial judge of the Supreme Court of the State of New York dismissed the lawsuit in its entirety. The plaintiffs filed a notice of appeal to the New York State Appellate Division on September 24, 2001.

         On August 30, 2001, the United States Court of Appeals for the 2nd Circuit, acting upon certification from the New York State Appellate Division, remanded the previously-reported case of Hamilton, et. al. v. Accu-tek, et. al., with instructions to the trial court to dismiss the case. The case was then dismissed in its entirety on its merits by Judge Weinstein on September 17, 2001. The Company had previously been dismissed from the case in March 1999, after the jury found the Company’s marketing practices not to be negligent.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — None

(b)	The Company filed a Current Report on Form 8-K relating to a change in its certifying accountants on August 31, 2001.

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date:  November 6, 2001
/S/ ERLE G. BLANCHARD Erle G. Blanchard Principal Financial and Accounting Officer, Vice Chairman, President, Chief Operating Officer and Treasurer