Form 10-K405
period 2001-12-31
STURM RUGER & CO INC
filed 2002-03-26
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2002:

Common Stock, $1 par value - $245,555,942

The number of shares outstanding of the issuer's common stock as of March 15, 2002:

Common Stock, $1 par value - 26,910,720

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 9, 2002 are incorporated by reference into Part III of this Report.

PART I

ITEM 1 -- BUSINESS


The Company is principally engaged in the design, manufacture, and sale of firearms and precision metal investment castings. The Company is the only U.S. firearms manufacturer which offers products in all four industry categories (rifles, shotguns, pistols, and revolvers) and believes that it is the largest U.S. firearms manufacturer, based on data reported in the Bureau of Alcohol, Tobacco and Firearms' 1999 Annual Firearms Manufacturing and Exportation Report ("BATF Data"). The Company, which has been profitable every year since 1950, believes it has a preeminent reputation among sportsmen, hunters, and gun collectors for technical innovation and quality construction, based on reports in industry and business publications. The Company also sells firearms to the law enforcement market. The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.

The Company's firearms, which are sold under the "Ruger" name and trademark, consist of single-shot, autoloading, bolt-action, lever action, and muzzleloading rifles in a broad range of hunting calibers; shotguns in three gauges; .22 caliber rimfire autoloading pistols and centerfire autoloading pistols in various calibers; and single-action, double-action, and muzzleloading revolvers in various calibers. The Company manufactures a wide range of high quality products and does not manufacture inexpensive concealable firearms, sometimes known as "Saturday Night Specials," "Junk Guns," nor does it commercially-sell any firearm included on the list of "assault weapons" which was part of anti-crime legislation enacted by Congress in 1994.

Many of the firearms introduced by the Company over the years have become "classics" which have retained their popularity for decades and are sought by collectors. These firearms include the single-action Single-Six, Blackhawk, and Bearcat revolvers, the double-action Redhawk revolvers, the 10/22 and Mini-14 autoloading, M-77 bolt-action, and Number One Single-Shot rifles, and the Red Label over-and-under shotguns. The Company has supplemented these "classics" with the introduction of new models and variations of existing models, including a line of centerfire autoloading pistols introduced in 1987, three lines of double action revolvers, the SP101, GP100, and Super Redhawk models as well as a line of lever action rifles introduced in 1997.

The Company's ongoing commitment to the development and introduction of new models of firearms in appropriate product categories continues to generate new offerings. In 2002, we will introduce several novel offerings including the Ruger Gold Label Side-by-Side Double Shotgun, the first American-designed and manufactured side-by-side shotgun in decades; the Ruger 77/17 Bolt Action Rifle which fires the new .17 HMR cartridge; and the Ruger Vaquero and New Model Single Six "Bird's Head" Grip Models which feature a distinctively-shaped grip.

The Company is also engaged in the manufacture of titanium and ferrous investment castings for a wide variety of markets including sporting goods, commercial, and military. The Company produces titanium golf club heads for Karsten Manufacturing Corporation ("Ping") and other golf club manufacturers, steel and titanium marine propellers, titanium hand tools, and various titanium and steel castings for a number of customers. For 2002 and beyond, the Company will continue to pursue other titanium and steel castings markets, as well as other golf club casting business. In 1999, the Company's foremost investment castings product was titanium golf club heads for Callaway Golf Company, Inc. ("Callaway Golf"). The Company made no shipments to Callaway Golf in 2000 or 2001.

For the years ended December 31, 2001, 2000, and 1999, net sales attributable to the Company's firearms operations were approximately 85%, 82%, and 78%, respectively, of total net sales. The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations. Further information regarding industry segment data is incorporated by reference to pages 20 and 21 of the Company's 2001 Annual Report to Stockholders.

PRODUCTS -- FIREARMS

The Company presently manufactures 30 different types of firearm products in four industry categories: rifles, shotguns, pistols, and revolvers. Most are available in several models based upon caliber, finish, barrel length, and other features.

RIFLES -- A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. The Company presently manufactures fourteen different types of rifles: the M77 Mark II, the M77 Mark II Express and Magnum, the 77/17, the 77/22, the 77/44, the 10/22, the Model 96/22, the Model 96/44, the Mini-14, the Mini Thirty, the Ruger Carbine, the Deerfield Carbine (99/44), the No. 1 Single-Shot, and the 77/50 Muzzle Loader. Sales of rifles by the Company accounted for approximately $72.8 million, $73.2 million, and $89.8 million of revenues for the years 2001, 2000, and 1999, respectively.

SHOTGUNS -- A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. The Company presently manufactures three different types of over-and-under shotguns: the Red Label available in 12, 20, and 28 gauge, the Woodside available in 12 gauge, and the Trap Model available in 12 gauge. Most of the Red Label models are available in special Sporting Clays, English Field, All-Weather and engraved versions. In 2002, the Company began manufacturing a side-by-side shotgun in 12 gauge. Sales of shotguns by the Company accounted for approximately $6.1 million, $11.4 million, and $13.4 million of revenues for the years 2001, 2000, and 1999, respectively.

PISTOLS -- A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The Company presently manufactures three different types of pistols, the Ruger Mark II .22 caliber in Standard, Competition, and Target models, the Ruger 22/45, and the P-Series centerfire autoloading pistols in various calibers, configurations, and finishes. Sales of pistols by the Company accounted for approximately $26.6 million, $43.2 million, and $47.3 million of revenues for the years 2001, 2000, and 1999, respectively.

REVOLVERS -- A revolver is a handgun which has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. The Company presently manufactures eight different types of single-action revolvers in a variety of calibers, configurations, and finishes: the New Model Super Single-Six, the New Model .32 Magnum Super Single-Six, the New Model Blackhawk, the New Model Super Blackhawk, the Vaquero, the Ruger Bisley, the Old Army Cap & Ball, and the New Bearcat. The Company presently manufactures four different types of double-action revolvers: the SP101, the GP100, the Redhawk, and the Super Redhawk. Sales of revolvers by the Company accounted for approximately $37.9 million, $34.0 million, and $33.7 million of revenues for the years 2001, 2000, and 1999, respectively.

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $4.2 million, $4.6 million, and $4.4 million of revenues for the years 2001, 2000, and 1999, respectively.

PRODUCTS -- INVESTMENT CASTINGS

The investment castings products currently manufactured by the Company consist of titanium, chrome-molybdenum, stainless steel, nickel, and cobalt alloys. The Company produces titanium golf club heads for Karsten Manufacturing Corporation ("Ping"), steel marine propellers, steel and titanium hand tools, and various other titanium and steel castings for a number of customers. Sales of golf club heads to Callaway Golf approximated 58% of casting revenues for 1999. In 2000 and 2001, no shipments were made to Callaway Golf.

Ruger Investment Casting ("RIC"), which includes the Antelope Hills foundry, is located in Prescott, Arizona and engineers and produces titanium and ferrous castings.

The Pine Tree Castings Division of the Company, located in Newport, New Hampshire, engineers and produces ferrous castings for a wide range of commercial customers.

The Company sold the assets of its Uni-Cast Division, which was located in Manchester, New Hampshire, on June 2, 2000. Uni-Cast's activity was immaterial for the three years ended December 31, 2001. Currently, Uni-Cast is a third party supplier of aluminum castings used in the manufacture of certain pistols.

Sales from the Company's investment casting operations (excluding intercompany transactions) accounted for approximately $26.7 million, $36.2 million, and $53.1 million, or 15%, 18%, and 22% of the Company's total net sales for 2001, 2000, and 1999, respectively.

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

Third parties supply the Company with various raw materials for its firearms, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle and shotgun stocks, various synthetic products and other component parts. These raw materials and component parts are readily available from multiple sources at competitive prices. One component part, an aluminum casting used in the manufacture of certain models of pistols, is purchased from only one third party and may not be readily available from other sources immediately.

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

MARKETING AND DISTRIBUTION

FIREARMS -- The Company's firearms are primarily marketed through a network of selected independent wholesale distributors who purchase the products directly from the Company. The resell to Federally-licensed retail gun dealers and legally authorized end-users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. Each of these distributors carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 20 distributors service the domestic commercial market, with an additional 12 servicing the domestic law enforcement market and two servicing the Canadian market. Four of these distributors service both the domestic commercial market and the domestic law enforcement market. AcuSport Corporation accounted for approximately 21%, 20%, and 19% of net firearms sales and 17%, 16%, and 15% of consolidated net sales in 2001, 2000, and 1999, respectively. Davidson's Supply Company, accounted for approximately 14%, 14% and 13% of net firearms sales and 12%, 11% and 10% of consolidated net sales in 2001, 2000, and 1999, respectively. Jerry's Sport Center, accounted for approximately 12%, and 14% of the Company's net sales of firearms and 10% and 11% of consolidated net sales in 2000 and 1999, respectively. The Company employs six employees and one independent contractor who service these distributors and call on dealers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end-users, rather than from the Company's distributors, the Company believes that the loss of any distributor would not have a material adverse effect on the Company, but may have a material impact on the Company's financial results for a particular period. The Company considers its relationships with its distributors to be satisfactory.

In addition, the Company markets its firearms directly to foreign customers, consisting primarily of law enforcement agencies, foreign governments, and a few select commercial distributors. Foreign sales were less than 10% of the Company's consolidated net sales for each of the past three years. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of a government purchaser.

In the fourth quarter of 2001, the Company received annual orders from its distributors for the 2002 marketing year. As of March 1, 2002, unfilled firearms orders were approximately $128 million as compared to approximately $113 million at March 1, 2001.

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

INVESTMENT CASTINGS -- The investment casting segment's principal markets are sporting goods, commercial, and military. Sales are made directly to customers or through manufacturers' representatives. The Company produces titanium golf club heads for Karsten Manufacturing Corporation ("Ping"), steel marine propellers, steel and titanium hand tools, and various other products for a number of customers. For 2002 and beyond, the Company will continue to pursue other titanium and steel castings markets, as well as other golf club casting business. In 1999 one castings segment customer, Callaway Golf, accounted for approximately 13% of consolidated net sales and 58% of casting segment sales, respectively. No shipments were made to Callaway Golf in 2000 or 2001.

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

EMPLOYEES

As of March 1, 2002, the Company employed 1,537 full-time employees of which approximately 45% had at least ten years of service with the Company.

None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a strike during its entire 52-year history and believes its employee relations are satisfactory.

RESEARCH AND DEVELOPMENT

In 2001, 2000, and 1999, the Company spent approximately $0.8 million, $1.0 million, and $1.2 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 28, 2002, the Company had approximately 33 employees engaged in research and development activities as part of their responsibilities.

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

        Name                           Age                             Position With Company
        ----                           ---                             ---------------------
William B. Ruger, Jr.                   62       Chairman of the Board, Chief Executive Officer and Director

Erle G. Blanchard                       55       Vice Chairman, President, Chief Operating Officer, Treasurer and
                                                    Director

Stephen L. Sanetti                      52       Vice Chairman, Senior Executive Vice President, General Counsel
                                                    and Director

Leslie M. Gasper                        48       Corporate Secretary

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


ITEM 3 -- LEGAL PROCEEDINGS

As of December 31, 2001, the Company is a defendant in approximately 37 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

    (i) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories, and

    (ii) those brought by cities, municipalities, counties, individuals (including certain putative class actions) and a state attorney general against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. None of these cases allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

In many of these cases punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities, counties, and a state attorney general based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.

The only case against the Company alleging liability for criminal shootings by third parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable filed a notice of appeal from the Court's decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions involving the appeal to the Appellate Division of the New York State Supreme Court for resolution. Oral argument on those certified questions was heard in the New York Appellate Division on February 8, 2001. On April 26, 2001, the Appellate Division of the New York State Supreme Court responded to the U.S. 2nd Circuit Court of Appeals' certified questions. The questions involved whether firearms manufacturers have a legal duty to prevent criminal misuses of their lawfully-sold products and whether any liability of the firearms manufacturers should be apportioned by a market share theory. The New York State Appellate Division answered both questions in the negative. On August 30, 2001, the United States Court of Appeals for the 2nd Circuit vacated and remanded the case with instructions for the trial court to enter a final judgment of dismissal. The trial court finally dismissed the case on its merits on September 17, 2001.

On October 7, 1999 a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp., et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. The Ohio Court of Appeals affirmed this decision on August 11, 2000. Such lawsuits filed by the cities of Bridgeport (dismissal affirmed by the Connecticut Supreme Court on October 1, 2001), Miami (dismissal affirmed by the District Court of Appeal 3rd District on February 15, 2001, review denied by the Florida Supreme Court on October 26, 2001), Chicago, Camden County (dismissal affirmed by the Third Circuit Court of Appeals on November 16, 2001), Philadelphia, and Gary, and that filed by the State of New York have been completely dismissed, and those filed by the cities of Wilmington and Newark have been partially dismissed. The Atlanta suit was dismissed on February 13, 2002. The Cleveland suit has withstood an initial motion to dismiss in the trial court, and in New Orleans the Court declared legislation passed to prohibit such suits unconstitutional. However, on April 3, 2001, the Louisiana Supreme Court reversed this decision, finding the statute to be constitutional, and it dismissed the case. The Detroit/Wayne County case was also partially dismissed, and the Michigan legislature has also passed legislation precluding such suits, as have at least twenty-seven other states. The Boston case and the California cities (consolidated into one case) claims have been permitted to proceed into the discovery phase. Appeals of all trial court decisions are pending or will be filed when appropriate. Motions to dismiss other such lawsuits are pending or will be filed when timely.

While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with independent and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company's financial results for a particular period.

Punitive damages, as well as compensatory damages, are demanded in many of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. As of March 18, 1982, compensatory and punitive damage insurance coverage is provided, in States where permitted, for losses exceeding $1.0 million of loss per occurrence or an aggregate maximum loss of $4.0 million. For claims which the Company has been notified in writing between July 10, 1988 through July 10, 1989, coverage is provided for losses exceeding $2.5 million per claim or an aggregate maximum loss of $9.0 million. For claims made between July 10, 1989 and July 10, 1991, the aggregate maximum loss is $7.5 million. For claims made after July 10, 1992, coverage is provided for losses exceeding $2.25 million per claim, or an aggregate maximum loss of $6.5 million. For claims made after July 10, 1994, coverage is provided for losses exceeding $2.0 million per claim, or an aggregate maximum loss of $6.0 million. For claims made after July 10, 1997, coverage is provided for annual losses exceeding $2.0 million per claim, or an aggregate maximum loss of $5.5 million annually. For claims made after July 10, 2000, coverage is provided for annual losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.

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

The Company has reported all cases instituted against it through September 30, 2001 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

For a description of all pending lawsuits against the Company through September 30, 2001, reference is made to the discussion under the caption "Item 3. LEGAL PROCEEDINGS" of the Company's Annual Reports on Form 10-K for the years ended December 31, 1998 and 1999, and to the discussion under caption "Item 1. LEGAL PROCEEDINGS" of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1987, September 30, 1990, March 31, 1995, June 30, 1996,
September 30, 1997, September 30, 1998 and March 31, June 30, and September 30, 1999, March 31, June 30 and September 30, 2000, and March 31 and September 30, 2001.

The following cases were instituted against the Company during the twelve months ended December 31, 2001, which involved significant demands for compensatory and/or punitive damages:

Larkins v. Company (MO), on February 7, 2001, in the U.S. District Court for the Eastern District of Missouri. The complaint alleges that the plaintiff's Ruger revolver accidentally discharged when it was dropped from a rig, resulting in fatal injury to him. Plaintiff seeks compensatory and punitive damages, plus other fees to be determined by the court.

Lawn v. Company, et. al., on September 10, 2001, in the Ontario (Canada) Superior Court of Justice. The complaint alleges that the plaintiff was participating in a Wild West Show when a Ruger revolver utilized with blank cartridges "backfired," resulting in minor injuries to the plaintiff's arm and hand. Plaintiff seeks compensatory damages.

Price v. Company, et. al. (MD), on September 27, 2001, in the Circuit Court for Baltimore City. The complaint alleges that the plaintiffs' decedent was fatally injured by a third-party who carelessly pulled the trigger of a Ruger pistol. The gun owner is also a defendant in the lawsuit. The complaint also alleges that the pistol lacks adequate safety devices and warnings. Plaintiffs seek compensatory and punitive damages.

Wallace, et. al. v. Beretta U.S.A. Corp., et. al. (DC), on August 9, 2001, in the Superior Court for the District of Columbia Civil Division. The complaint alleges that the plaintiffs' decedents were shot by gang members with a pistol of unknown manufacture and "an AK-47 type firearm." The plaintiffs' decedents were both fatally injured. Plaintiffs seek general, special, and punitive damages, plus injunctive relief.

During the twelve months ending December 31, 2001, three previously reported cases were settled:

Case Name                 Jurisdiction
---------                 ------------
 Martin                     Florida
 Dibble                     Alaska
 Bieber                     Montana

The settlement amounts were within the Company's limits of its self-insurance coverage.

On January 9, 2001, in the previously-reported Mahoney (DC) case, the Company was voluntarily dismissed without prejudice by the plaintiff.

On January 12, 2001, in the previously-reported City of Gary (IN) case, the trial court dismissed the complaint in its entirety. Plaintiffs filed an amended complaint that was also dismissed by the court on March 13, 2001. Plaintiffs have filed an appeal.

On February 14, 2001, in the previously-reported Miami-Dade County (FL) case, the Florida appellate court affirmed the trial court's dismissal of all claims. Plaintiffs filed a request for a discretionary appeal with the Florida Supreme Court, which was denied on October 26, 2001.

On April 3, 2001, in the previously-reported New Orleans (LA) case, the Louisiana Supreme Court unanimously reversed the trial court's decision, finding that legislation prohibiting the city's lawsuit was constitutional, and dismissed the case. Plaintiffs filed a motion for rehearing which was denied on April 24, 2001. The United States Supreme Court denied plaintiffs motion for certiorari on October 4, 2001.

On April 25, 2001, in the previously-reported Halliday (MD) case, the Maryland Court of Special Appeals affirmed en banc the trial court's dismissal of all claims against the Company, holding that a firearms manufacturer has no legal duty to manufacture "childproof" firearms. Plaintiffs have appealed this decision to the Maryland Court of Appeals.

On June 4, 2001, in the previously-reported Binkley (MI) case, the Company was dismissed with prejudice.

On August 10, 2001, in the previously-reported State of New York case, the trial judge of the Supreme Court of the State of New York dismissed the lawsuit in its entirety. The plaintiffs filed a notice of appeal to the New York State Appellate Division on September 24, 2001.

On August 30, 2001, the United States Court of Appeals for the 2nd Circuit, acting upon certification from the New York State Appellate Division, remanded the previously-reported case of Hamilton, et. al. v. Accu-tek, et. al., with instructions to the trial court to dismiss the case. The case was then dismissed in its entirety on its merits by Judge Weinstein on September 17, 2001. The Company had previously been dismissed from the case in March 1999, after the jury found the Company's marketing practices not to be negligent.

On October 1, 2001, in the previously reported City of Bridgeport (CT) case, the Connecticut Supreme Court unanimously affirmed the trial court's dismissal of the complaint.

On November 16, 2001, the United States Court of Appeals for the Third Circuit dismissed the city's appeal of the trial court's dismissal of the Camden County
(NJ) complaint.

On November 30, 2001, in the previously reported Ricchueto (NY) case, the plaintiffs agreed to voluntarily dismiss the Company without payment of any amount in damages.

On December 31, 2001, in the previously reported cases of Ceriale, Smith, and Young (IL), the First Division of the Illinois Court of Appeals held that plaintiffs lacked standing to maintain these "public nuisance" lawsuits against the Company, as none of the Company's products were used in any of the criminal assaults which formed the basis of these claims.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II


ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from pages 4 and 23 of the Company's 2001 Annual Report to Stockholders.


ITEM 6 -- SELECTED FINANCIAL DATA

The information required for this Item is incorporated by reference from page 4 of the Company's 2001 Annual Report to Stockholders.


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for this Item is incorporated by reference from pages 5 through 8 of the Company's 2001 Annual Report to Stockholders.


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


ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A)      FINANCIAL STATEMENTS

         The consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001 and the report dated February 8, 2002 of KPMG LLP, independent auditors, are incorporated by reference from pages 12 through 22 of the Company's 2001 Annual Report to Stockholders.

         The report dated February 9, 2001 of Ernst & Young LLP, independent auditors, is included as Exhibit 23.3.

(B)      SUPPLEMENTARY DATA

         Quarterly results of operations for 2001 and 2000 are incorporated by reference from page 21 of the Company's 2001 Annual Report to Stockholders.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Effective August 27, 2001, the Audit Committee of Sturm, Ruger & Company, Inc. ("The Company") dismissed Ernst & Young LLP and appointed KPMG LLP as its independent auditors.

Ernst & Young LLP's reports on the Company's financial statements for the past two years did not contain an adverse opinion, disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and the subsequent interim period preceding August 27, 2001, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The Company (or someone on its behalf) has not consulted KPMG LLP during the two most recent fiscal years and the subsequent interim period preceding August 27, 2001 regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.


PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to the directors of the Company under the caption "ELECTION OF DIRECTORS" on pages 2 through 4 of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 9, 2002 is incorporated by reference into this Report. The information set forth under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 18 of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 9, 2002 is incorporated by reference into this Report. The information as to executive officers of the Company is included in Part I hereof under the caption "Executive Officers of the Company" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11 -- EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 9, 2002 under the captions "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES," "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION, "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "EXECUTIVE COMPENSATION," "2001 OPTION GRANTS-1998 STOCK INCENTIVE PLAN," "AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES," "PENSION PLAN TABLE," "SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE," and "COMPANY STOCK PRICE PERFORMANCE" on pages 5 through 15.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 9, 2002 under the captions "ELECTION OF DIRECTORS," "PRINCIPAL STOCKHOLDERS," and "SECURITY OWNERSHIP OF MANAGEMENT" on pages 2 through 4, 16, and 17.


ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 9, 2002 under the captions "DIRECTOR COMPENSATION AND INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES," "EXECUTIVE COMPENSATION," "2000 OPTION GRANTS-1998 STOCK INCENTIVE PLAN," AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES," and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on pages 5, 8 through 11, and 18.


PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Form 10-K.

         (1)      Financial Statements:

                  Consolidated Balance Sheets -- December 31, 2001 and 2000

                  Consolidated Statements of Income -- Years ended December 31, 2001, 2000, and 1999

                  Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2001, 2000, and 1999

                  Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000, and 1999

                  Notes to Consolidated Financial Statements

                  Report of KPMG LLP

         This information is incorporated by reference from the Company's 2001 Annual Report to Stockholders as noted in Item 8.

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

         Exhibit 10.8  Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for
                       Non-Employee Directors.

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

         Exhibit 23.1  Consent of KPMG LLP.

         Exhibit 23.2  Consent of Ernst & Young LLP.

         Exhibit 23.3  Opinion of Ernst & Young LLP.

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

         Exhibit 99.4  Item 1 LEGAL PROCEEDINGS from the Quarterly Report on
                       Form 10-Q of the Company for the quarter ended June 30, 1996, SEC File No. 1-10435, incorporated by reference in
                       Item 3 LEGAL PROCEEDINGS.

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

         Exhibit 99.11 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on
                       Form 10-Q of the Company for the quarters ended March 31 and September 30, 2001, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

(b)      Report on Form 8-K filed in the fourth quarter of 2001: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           STURM, RUGER & COMPANY, INC.
                                    -------------------------------------------
                                                   (Registrant)


                                    S/LESLIE M. GASPER
                                    -------------------------------------------
                                    Leslie M. Gasper
                                    Corporate Secretary


                                    March 20, 2001
                                    -------------------------------------------
                                    Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



S/WILLIAM B. RUGER                                     3/20/02         S/WILLIAM B. RUGER, JR.                      3/20/02
--------------------------------------------------------------         ----------------------------------------------------
Chairman Emeritus and Director                                         Chairman of the Board, Chief Executive
                                                                       Officer and Director
                                                                       (Principal Executive Officer)


S/ERLE G. BLANCHARD                                    3/20/02         S/STEPHEN L. SANETTI                         3/20/02
--------------------------------------------------------------         ----------------------------------------------------
Erle G. Blanchard                                                      Stephen L. Sanetti
Vice Chairman, President, Chief Operating                              Vice Chairman, Senior Executive Vice
Officer, Treasurer and Director                                        President, General Counsel and Director
(Principal Financial Officer)


S/JOHN M. KINGSLEY, JR.                                3/20/02         S/STANLEY B. TERHUNE                         3/20/02
--------------------------------------------------------------         ----------------------------------------------------
John M. Kingsley, Jr.                                                  Stanley B. Terhune
Director                                                               Director


S/RICHARD T. CUNNIFF                                   3/20/02         S/TOWNSEND HORNOR                            3/20/02
--------------------------------------------------------------         ----------------------------------------------------
Richard T. Cunniff                                                     Townsend Hornor
Director                                                               Director


S/PAUL X. KELLEY                                       3/20/02         S/JAMES E. SERVICE                           3/20/02
--------------------------------------------------------------         ----------------------------------------------------
Paul X. Kelley                                                         James E. Service
Director                                                               Director

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

                                                                            Page No.
                                                                            --------
Exhibit 10.8      Sturm, Ruger & Company, Inc. 2001 Stock Option
                  Plan for Non-Employee Directors.

Exhibit 13.1      Annual Report to Stockholders of the Company for
                  the year ended December 31, 2000. Except for those
                  portions of such Annual Report to Stockholders
                  expressly incorporated by reference into the Report,
                  such Annual Report to Stockholders is furnished
                  solely for the information of the Securities and
                  Exchange Commission and shall not be deemed a "filed"
                  document.                                                      24

Exhibit 23.1      Consent of KPMG LLP                                            55

Exhibit 23.2      Consent of Ernst & Young LLP                                   56

Exhibit 23.3      Opinion of Ernst & Young LLP                                   57


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

Exhibit 99.4      Item 1 LEGAL PROCEEDINGS from the Quarterly Report on
                  Form 10-Q of the Company for the quarter ended June
                  30, 1996, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.


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

Exhibit 99.11 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended
                  March 31 and September 30, 2001, SEC File No.
                  1-10435, incorporated by reference in Item 3 LEGAL
                  PROCEEDINGS.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2001

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


                            ITEMS 14(a)(2) AND 14(d)
                          FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                  Sturm, Ruger & Company, Inc. and Subsidiaries

           Item 14(a)(2) and Item 14(d)--Financial Statement Schedule

                Schedule II -- Valuation and Qualifying Accounts

                                 (In Thousands)



              COL. A                                  COL. B               COL. C                    COL. D         COL. E
              ------                                  ------               ------                    ------         ------
                                                                          ADDITIONS
                                                                          ---------
                                                                       (1)          (2)
                                                                                 Charged to
                                                    Balance at      Charged to     Other                            Balance
                                                    Beginning       Costs and     Accounts                          at End
           Description                              of Period        Expenses    - Describe        Deductions      of Period
           -----------                              ---------        --------    ----------        ----------      ---------
Deductions from asset accounts:
   Allowance for doubtful accounts:
     Year ended December 31, 2001                     $1,252                                          $191(a)        $1,061
                                                      ------                                          -------        ------
     Year ended December 31, 2000                     $1,392           $(125)                          $15(a)        $1,252
                                                      ------           ------                          ------        ------
     Year ended December 31, 1999                     $1,299            $125                           $32(a)        $1,392
                                                      ------            ----                           ------        ------

   Allowance for discounts:
     Year ended December 31, 2001                     $1,130          $4,346                        $4,331(b)        $1,145
                                                      ------          ------                        ---------        ------
     Year ended December 31, 2000                     $1,749          $6,696                        $7,315(b)        $1,130
                                                      ------          ------                        ---------        ------
     Year ended December 31, 1999                     $1,888          $5,634                        $5,773(b)        $1,749
                                                      ------          ------                        ---------        ------


(a)  Accounts written off

(b)  Discounts taken

Selected Financial Data
(Dollars in thousands, except per share data)

                                                                             Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                2001                2000                1999                1998             1997
---------------------------------------------------------------------------------------------------------------------------------
Net firearms sales .................        $147,622            $166,415            $188,564            $144,898         $141,863
Net castings sales .................          26,708              36,239              53,100              66,682           67,520
---------------------------------------------------------------------------------------------------------------------------------
Total net sales ....................        $174,330            $202,654            $241,664            $211,580         $209,383
=================================================================================================================================
Cost of products sold ..............        $134,449            $144,503            $170,650            $157,048         $146,143
Gross profit .......................          39,881              58,151              71,014              54,532           63,240
Income before income taxes .........          22,199              44,474              55,483              39,372           46,639
Income taxes .......................           8,702              17,434              21,749              15,946           18,889
Net income .........................          13,497              27,040              33,734              23,426           27,750
Basic and diluted earnings per share            0.50                1.00                1.25                0.87             1.03
Cash dividends per share ...........           $0.80               $0.80               $0.80               $0.80            $0.80

                                                                                   December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                2001                2000                1999                1998             1997
---------------------------------------------------------------------------------------------------------------------------------
Working capital ....................        $115,275            $123,020            $118,593            $102,395          $97,551
Total assets .......................         204,378             215,665             215,684             196,734          199,794
Total stockholders' equity .........         164,340             172,358             166,826             154,564          152,920
Book value per share ...............           $6.11               $6.40               $6.20               $5.74            $5.68
Return on stockholders' equity .....             8.0%               15.9%               21.0%               15.2%            18.5%
Current ratio ......................        5.3 to 1            5.8 to 1            5.2 to 1            5.1 to 1         4.5 to 1
Common shares outstanding ..........      26,910,700          26,910,700          26,910,700          26,910,700       26,922,800
Number of stockholders of record ...           2,064               2,011               2,046               1,974            1,971
Number of employees ................           1,547               1,814               1,952               2,130            1,978

Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and accompanying notes and Management's Discussion & Analysis of Financial Condition & Results of Operations.

Ruger Stock Performance vs the Standard & Poor's 500 Index

                               [PERFORMANCE GRAPH]

Management's Discussion &
Analysis of Financial Condition & Results of Operations

INTRODUCTION

      The Company's sales are comprised of the sales of firearms and investment castings. The Company is the only U.S. firearms manufacturer which offers products in all four industry product categories - rifles, shotguns, pistols, and revolvers. Investment castings manufactured are of titanium, steel, nickel and cobalt alloys.

RESULTS OF OPERATIONS

Year ended December 31, 2001, as compared to year ended December 31, 2000:

      Consolidated net sales of $174.3 million were achieved by the Company in 2001 representing a decrease of $28.4 million or 14.0% from net sales of $202.7 million in 2000.

      Firearms segment net sales decreased by $18.8 million or 11.3% to $147.6 million in 2001 from $166.4 million in the prior year. Firearms unit shipments for 2001 decreased 12.6% from 2000, as pistol, rifle and shotgun shipments declined. The unit decrease reflected a decline in overall market demand during the first six months of the year, partially offset by a resurgence in demand during the latter half of the year. Pistol demand may have been enhanced by a consumer-driven sales incentive program which was in effect from August through December 2001. In 2001, the Company instituted a sales incentive program for its distributors which allowed them to earn rebates of up to 5% if certain annual overall sales targets were achieved. This program replaced a similar sales incentive program in 2000.

      Casting segment net sales decreased 26.3% to $26.7 million in 2001 from $36.2 million in 2000 as a result of lower unit volume. The downturn in castings sales was due to weakened demand for both steel and titanium castings. The Company continues to actively pursue potential investment castings applications and customers in a variety of titanium and steel markets.

      Consolidated cost of products sold for 2001 was $134.4 million compared to $144.5 million in 2000, representing a decrease of 7.0%. This decrease of $10.1 million was primarily attributable to decreased sales in both the firearms and investment castings segments.

      Gross profit as a percentage of net sales decreased to 22.9% in 2001 from 28.7% in 2000. This erosion is due to decreased sales in 2001, partially offset by pricing increases for selected models effective December 1, 2000 and 2001.

      Selling, general and administrative expenses increased 4.8% to $20.9 million in 2001 from $19.9 million in 2000 due to costs related to a voluntary firearms lock exchange program that began during the first quarter of 2001 and increased personnel-related expenses.

      Other income-net decreased from $6.2 million in 2000 to $3.2 million in 2001 primarily reflecting a gain on the sale of non-manufacturing real estate in the second quarter of 2000 and decreased earnings on short-term investments as a result of declining interest rates in 2001.

      The effective income tax rate remained consistent at 39.2% in 2001 and 2000.

      As a result of the foregoing factors, consolidated net income in 2001 decreased to $13.5 million from $27.0 million in 2000, representing a decrease of $13.5 million or 50.0%.

Year ended December 31, 2000, as compared to year ended December 31, 1999:

      Consolidated net sales of $202.7 million were achieved by the Company in 2000 representing a decrease of $39.0 million or 16.1% from net sales of $241.7 million in 1999.

      Firearms segment net sales decreased by $22.2 million or 11.8% to $166.4 million in 2000 from $188.6 million in the prior year. Firearms unit shipments for 2000 decreased 18.8% from 1999. The unit decrease reflected weakened overall market demand and the absence of the Company's Fiftieth Anniversary commemorative models, which were available exclusively in 1999. In 2000, shipments of all four major product categories, pistols, revolvers, shotguns, and rifles, decreased from 1999.

      Casting segment net sales decreased 31.8% to $36.2 million in 2000 from $53.1 million in 1999 as a result of lower unit volume. This was primarily attributable to a decrease in the shipment of titanium golf club heads. A long-term contract with Callaway Golf Company, Inc. ("Callaway Golf") was substantially completed during the fourth quarter of 1999. Shipments to Callaway Golf in 2000 were minimal.

      Consolidated cost of products sold for 2000 was $144.5 million compared to $170.7 million in 1999, representing a decrease of 15.3%. This decrease of $26.2 million was primarily attributable to decreased sales in both the firearms and investment castings segments and decreased product liability expenses.

      Gross profit as a percentage of net sales decreased to

Management's Discussion &
Analysis of Financial Condition & Results of Operations
(Continued)

28.7% in 2000 from 29.4% in 1999. This erosion was due to decreased sales in 2000, partially offset by pricing increases for selected models effective December 1, 2000 and reduced product liability costs compared to 1999.

      Selling, general and administrative expenses increased slightly to $19.9 million in 2000 from $19.3 million in 1999 due to increased national advertising initiatives incurred in the first half of 2000.

      Other income-net increased from $3.8 million in 1999 to $6.2 million in 2000 primarily reflecting a gain on the sale of non-manufacturing real estate in the second quarter of 2000.

      The effective income tax rate remained consistent at 39.2% in 2000 and 1999.

      As a result of the foregoing factors, consolidated net income in 2000 decreased to $27.0 million from $33.7 million in 1999, representing a decrease of $6.7 million or 19.8%.

FINANCIAL CONDITION

      At December 31, 2001, the Company had cash, cash equivalents and short-term investments of $67.8 million, working capital of $115.3 million and a current ratio of 5.3 to 1.

      Cash provided by operating activities was $23.0 million, $17.4 million, and $56.7 million in 2001, 2000, and 1999, respectively. The increase in cash provided in 2001 is principally the result of a modest decrease in inventories in 2001 compared to the increase in inventories of $13.8 million in 2000, partially offset by lower net income in 2001.

      The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's marketing year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February must be made by April 30. Shipments made in subsequent months must be paid for within approximately 90 days. Dating plan receivable balances were $12.2 million and $10.7 million at December 31, 2001 and 2000, respectively. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this plan from internally generated funds provided by operating activities.

      The Company purchases its various raw materials from a number of suppliers. There is, however, a limited supply of these materials in the marketplace at any given time which can cause the purchase prices to vary based upon numerous market factors. The Company believes that it has adequate quantities of raw materials in inventory to provide ample time to locate and obtain additional items at a reasonable cost without interruption of its manufacturing operations. However, if market conditions result in a significant prolonged inflation of certain prices, the Company's results could be adversely affected.

      Capital expenditures during the past three years averaged $5.0 million per year. In 2002, the Company expects to spend approximately $8 million on capital expenditures to continue to upgrade and modernize equipment at each of its manufacturing facilities. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

      In 2001 the Company paid dividends of $21.5 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March, June, September, and December 2001. On January 24, 2002, the Company declared a regular quarterly dividend of $.20 per share payable on March 15, 2002. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for cash.

      Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing in 2002.

      The sale, purchase, ownership, and use of firearms are subject to thousands of federal, state and local governmental regulations. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons, other than for the law enforcement market, and holds all necessary licenses under these federal laws. From time to time, congressional committees review proposed bills relating to the regulation of firearms. These proposed bills generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. Several states currently have laws in effect similar to the aforementioned legislation.

      Until November 30, 1998, the "Brady Law" mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the "Brady Law" has not had a significant effect on the Company's sales of firearms, nor does it anticipate any impact on sales in the future. The "Crime Bill" took effect on September 13, 1994, but none of the Company's products were banned as so-called "assault weapons." To the contrary, all the Company's then-manufactured commercially-sold long guns were exempted by name as "legitimate sporting firearms." The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution (a position adopted by the U.S. Court of Appeals for the Fifth Circuit in the case of U.S.
v. Emerson on October 16, 2001) and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

      The Company is a defendant in numerous lawsuits involving its products and is aware of certain other such claims. The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearm by third parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities, counties, and a state attorney general based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.

      The only case against the Company alleging liability for criminal shootings by third parties ever to be permitted to go before a jury, Hamilton et. al. v. Accu-tek et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable filed a notice of appeal from the Court's decision. On August 16, 2000, the U.S. Second Circuit Court of Appeals certified certain questions involving the appeal to the Appellate Division of the New York State Supreme Court for resolution. Oral argument on those certified questions was heard in the New York Appellate Division on February 8, 2001. On April 26, 2001, the Appellate Division of the New York State Supreme Court responded to the U.S. Second Circuit Court of Appeals' certified questions. The questions involved whether firearms manufacturers have a legal duty to prevent criminal misuses of their lawfully-sold products and whether any liability of the firearms manufacturers should be apportioned by a market share theory. The New York State Appellate Division answered both questions in the negative. On August 30, 2001, the United States Court of Appeals for the Second Circuit vacated and remanded the case with instructions for the trial court to enter a final judgment of dismissal. The trial court finally dismissed the case on its merits on September 17, 2001.

      On October 7, 1999 a lawsuit brought against the Company and numerous firearms manufacturers and distributors by the mayor of Cincinnati, City of Cincinnati v. Beretta U.S.A. Corp. et. al., was dismissed. This was the first dismissal of one of the lawsuits which have been filed by certain cities, municipalities and counties. The Ohio Court of Appeals affirmed this decision on August 11, 2000. Such lawsuits filed by the cities of Bridgeport (dismissal affirmed by the Connecticut Supreme Court on October 1, 2001), Miami (dismissal affirmed by the District Court of Appeal Third District on February 14, 2001, review denied by the Florida Supreme Court on October 26, 2001), Chicago, Camden County (dismissal affirmed by the U.S. Third Circuit

Management's Discussion &
Analysis of Financial Condition & Results of Operations
(Continued)

Court of Appeals on November 16, 2001), Philadelphia, (dismissal affirmed by the U.S. Third Circuit Court of Appeals on January 11, 2002) and Gary, and that filed by the State of New York have been completely dismissed, and those filed by the cities of Wilmington and Newark have been partially dismissed. The Atlanta suit was dismissed on February 13, 2002. The Cleveland suit has withstood an initial motion to dismiss in the trial court, and in New Orleans the Court declared legislation passed to prohibit such suits unconstitutional. However, on April 3, 2001, the Louisiana Supreme Court reversed this decision, finding the statute to be constitutional, and it dismissed the case. The Detroit/Wayne County case was also partially dismissed, and the Michigan legislature has also passed legislation precluding such suits, as have at least twenty-seven other states. The Boston case and the California cities (consolidated into one case) claims have been permitted to proceed into the discovery phase. Appeals of all trial court decisions are pending or will be filed when appropriate. Motions to dismiss other such lawsuits are pending or will be filed when timely.

      The Company's management reviews every lawsuit and claim at the outset and is in contact with independent and corporate counsel on an ongoing basis. The provision for product liability claims is based upon many factors, which vary for each case. These factors include the type of claim, nature and extent of injuries, historical settlement ranges, jurisdiction where filed, and advice of counsel. An accrual is established for each lawsuit and claim, when appropriate, based on the nature of each such lawsuit or claim.

      Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of claim, has been made when potential losses or costs of defense can be reasonably estimated. Such amounts are determined based on the Company's experience in defending similar claims. Occasionally, charges are made for claims made in prior periods because the cumulative actual costs incurred for that claim, or reasonably expected to be incurred in the future, exceed amounts already provided. Likewise credits may be taken if cumulative actual costs incurred for that claim, or reasonably expected to be incurred in the future, are less than amounts previously provided.

      While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with independent and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company's financial results for a particular period.

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

      Inflation's effect on the Company's operations is most immediately felt in cost of products sold because the Company values inventory on the LIFO basis. Generally under this method, the cost of products sold reported in the financial statements approximates current costs, and thus reduces distortion in reported income. The use of historical cost depreciation has a beneficial effect on cost of products sold. The Company has been affected by inflation in line with the general economy.

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

Award Winning New Ruger Product

[PROFESSIONAL GUN RETAILERS ASSOCIATION 2001-2002 "AWARD FOR EXCELLENCE"]

The 2001-2002 "Award for Excellence" by The Professional Gun Retailers Association in partnership with American Firearms magazine.

                                   [GRAPHIC]

--------------------------------------------------------------------------------
                         OUR NEW RUGER SUPER REDHAWK IN
                  .480 CALIBER HAS RECEIVED WIDESPREAD ACCLAIM
                   FROM HUNTERS AND RECENTLY GARNERED PRAISE
                           FROM INFLUENTIAL SOURCES.
--------------------------------------------------------------------------------

[FIELD AND STREAM MAGAZINE'S "BEST OF THE BEST" AWARD]

Field and Stream magazine's annual "Best of the Best" award as the "Ultimate Hunting Handgun" in December, 2001.

[SHOOTING INDUSTRY MAGAZINE'S "ACADEMY OF EXCELLENCE"]

Shooting Industry magazine's "Academy of Excellence" award for 2001's "Handgun of the Year."

[NSSF LOGO]

"Best New Handgun Product of 2001" at a dealer poll at the National Shooting Sports Foundation's Shooting, Hunting, and Outdoor Trade Show.

[GUNS & AMMO MAGAZINE'S "HANDGUN OF THE YEAR" AWARD]

Guns & Ammo Magazine's "Handgun of the Year" award for 2001 based upon a poll of their readers.

New Products for 2002

THE RUGER GOLD LABEL SIDE-BY-SIDE SHOTGUN

The first American-designed and -manufactured side-by-side shotgun in decades is by all accounts one of the best ever made. Its revolutionary "round action" styling and slim barrels combine to give this 6 1/3-pound elegant masterpiece unparalleled handling dynamics for the discriminating upland hunter.

                [PHOTO OF RUGER GOLD LABEL SIDE-BY-SIDE SHOTGUN]

THE RUGER M77MKII SHORT MAGNUM RIFLE

The proven Ruger M77MKII rifle now features chamberings for both Winchester and Remington's new "Short Magnum" cartridges, for magnum performance in shorter actions. A natural choice when power, handiness and overall length are at a premium, as when hunting big game in dense cover.

                   [PHOTO OF RUGER M77MKII SHORT MAGNUM RIFLE]

THE RUGER "ALL WEATHER" 10/22

This latest version of our "All Weather" series of rifles features a new "full form" synthetic stock, stainless steel components, and a clear hard-coat finished aircraft quality aluminum alloy receiver and trigger housing for maximum corrosion resistance in harsh hunting environments.

                      [PHOTO OF RUGER "ALL WEATHER" 10/22]

THE RUGER 77/17

A completely new concept in rimfire magnum rifles, the new Ruger 77/17 bolt action fires a flat-shooting .17 caliber, 17 grain bullet at an astonishing 2,500 feet per second. It will set the new standard for small game hunting rifles.

                             [PHOTO OF RUGER 77/17]

[PHOTO OF .17HMR]
     .17HMR

                                                              [STRUM RUGER LOGO]

THE RUGER NEW BEARCAT IN STAINLESS STEEL

Outdoorsmen have clamored for a rust-resistant stainless-steel version of this lightweight .22 caliber single-action revolver since the 1960's. By popular demand, we now proudly offer such an updated version of this "camper's gun", with a patented Ruger transfer-bar safety mechanism, as a companion for treks into the back country.

                          [PHOTO OF RUGER NEW BEARCAT]

THE RUGER NEW MODEL SUPER BLACKHAWK HUNTER

At the opposite end of the power spectrum from the Bearcat, the mighty Hunter is a powerful .44 Magnum hunting revolver, the only single-action which comes factory-equipped with scope bases permanently machined into an integral barrel rib. For unfailing accuracy on big game, the Hunter is back.

                [PHOTO OF RUGER NEW MODEL SUPER BLACKHAWK HUNTER]

THE RUGER VAQUERO "BIRD'S HEAD" GRIP MODELS

Single Action revolver shooters will appreciate the classic "Bird's Head" grips on the Ruger Vaquero and New Model Single Six frames. They combine rakish styling with a comfortable grip that allows the revolver to roll in the hand during recoil, for increased shooting comfort.

               [PHOTO OF RUGER VAQUERO "BIRD'S HEAD" GRIP MODELS]

THE RUGER P-97

A blued steel version of this reliable and popular .45 caliber pistol is now available, featuring a mechanism which allows the user to decock the pistol by pressing a lever without touching the hammer or trigger.

                              [PHOTO OF RUGER P-97]

[PHOTO OF RUGER GUN SAFE]

RUGER GUN SAFE

Ruger now offers a new gun safe to help our customers meet their responsibility to store firearms safely. It has 23 cubic foot storage capacity, Class I fire protection, and meets all current state requirements for firearms safes.

Consolidated Balance Sheets
(Dollars in thousands, except per share data)

December 31,                                                         2001              2000
ASSETS
Current Assets
Cash and cash equivalents ..............................        $   3,838         $   4,073
Short-term investments .................................           63,957            65,875
Trade receivables, less allowances for doubtful accounts
  ($1,061 and $1,252) and discounts ($1,145 and $1,130)            15,121            14,354
Inventories:
  Finished products ....................................           12,333            13,779
  Materials and products in process ....................           37,460            37,585
-------------------------------------------------------------------------------------------
                                                                   49,793            51,364
Deferred income taxes ..................................            7,922             7,061
Prepaid expenses and other current assets ..............            1,566             5,728
-------------------------------------------------------------------------------------------
Total Current Assets ...................................          142,197           148,455

Property, Plant, and Equipment
  Land and improvements ................................            3,606             3,276
  Buildings and improvements ...........................           30,782            30,551
  Machinery and equipment ..............................           93,478            93,043
  Dies and tools .......................................           25,448            24,661
-------------------------------------------------------------------------------------------
                                                                  153,314           151,531
  Allowances for depreciation ..........................         (114,535)         (108,206)
-------------------------------------------------------------------------------------------
                                                                   38,779            43,325
Deferred income taxes ..................................            3,567             5,640
Other assets ...........................................           19,835            18,245
-------------------------------------------------------------------------------------------
Total Assets ...........................................        $ 204,378         $ 215,665
===========================================================================================

See accompanying notes.

December 31,                                             2001              2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable and accrued expenses         $   6,893         $   5,917
Product liability ..........................            4,000             3,000
Employee compensation and benefits .........           10,705            10,170
Workers' compensation ......................            4,620             4,836
Income taxes ...............................              704             1,512
-------------------------------------------------------------------------------
Total Current Liabilities ..................           26,922            25,435

Deferred income taxes ......................            4,654             4,564
Product liability ..........................            8,462            13,308

Contingent liabilities (Note 5) ............               --                --

Stockholders' Equity
Common stock, non-voting, par value $1:
  Authorized shares - 50,000; none issued ..               --                --
Common stock, par value $1:
  Authorized shares - 40,000,000
  Issued and outstanding shares - 26,910,700           26,911            26,911
Additional paid-in capital .................            2,492             2,434
Retained earnings ..........................          135,093           143,125
Accumulated other comprehensive income .....             (156)             (112)
-------------------------------------------------------------------------------
Total Stockholders' Equity .................          164,340           172,358
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity .        $ 204,378         $ 215,665
================================================================================

Consolidated Statements of Income
(In thousands, except per share data)

Year ended December 31,                         2001            2000            1999
Net firearms sales .................        $147,622        $166,415        $188,564
Net castings sales .................          26,708          36,239          53,100
------------------------------------------------------------------------------------
Total net sales ....................         174,330         202,654         241,664

Cost of products sold ..............         134,449         144,503         170,650
------------------------------------------------------------------------------------
Gross profit .......................          39,881          58,151          71,014
Expenses:
  Selling ..........................          14,473          14,021          13,367
  General and administrative .......           6,392           5,886           5,930
------------------------------------------------------------------------------------
                                              20,865          19,907          19,297
------------------------------------------------------------------------------------
                                              19,016          38,244          51,717

Other income-net ...................           3,183           6,230           3,766
------------------------------------------------------------------------------------
Income before income taxes .........          22,199          44,474          55,483

Income taxes .......................           8,702          17,434          21,749
------------------------------------------------------------------------------------
Net Income .........................        $ 13,497        $ 27,040        $ 33,734
====================================================================================
Basic and Diluted Earnings Per Share        $   0.50        $   1.00        $   1.25
====================================================================================
Cash Dividends Per Share ...........        $   0.80        $   0.80        $   0.80
====================================================================================

See accompanying notes.

Consolidated Statements of Stockholders' Equity
(In thousands)

                                                                                              Accumulated
                                                             Additional                             Other
                                                Common          Paid-In         Retained    Comprehensive
                                                 Stock          Capital         Earnings           Income          Total
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998 .........        $ 26,911         $  2,434         $125,409            $(190)      $154,564
  Net income .........................                                            33,734                          33,734
  Additional minimum pension liability                                                                 57             57
                                                                                                                --------
  Comprehensive income ...............                                                                            33,791
                                                                                                                --------
  Cash dividends .....................                                           (21,529)                        (21,529)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999 .........          26,911            2,434          137,614             (133)       166,826
  Net income .........................                                            27,040                          27,040
  Additional minimum pension liability                                                                 21             21
                                                                                                                --------
  Comprehensive income ...............                                                                            27,061
                                                                                                                --------
  Cash dividends .....................                                           (21,529)                        (21,529)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000 .........          26,911            2,434          143,125             (112)       172,358
  Net income .........................                                            13,497                          13,497
  Additional minimum pension liability                                                                (44)           (44)
                                                                                                                --------
  Comprehensive income ...............                                                                            13,453
                                                                                                                --------
  Stock option compensation ..........                               58                                               58
  Cash dividends .....................                                           (21,529)                        (21,529)
------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001 .........        $ 26,911         $  2,492         $135,093            $(156)      $164,340
========================================================================================================================

See accompanying notes.

Consolidated Statements of Cash Flows
(In thousands)

Year ended December 31,                                                   2001              2000              1999
OPERATING ACTIVITIES
  Net income ................................................        $  13,497         $  27,040         $  33,734
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation ..........................................            8,151             8,751             8,734
      Gain on sale of land ..................................               --            (1,068)             (169)
      Gain on sale of Uni-Cast assets .......................               --              (626)               --
      Deferred income taxes .................................            1,302             3,542              (280)
      Changes in operating assets and liabilities:
        Trade receivables ...................................             (767)            5,916             2,776
        Inventories .........................................            1,571           (13,761)            9,567
        Trade accounts payable and accrued expenses .........            1,038              (304)            1,533
        Product liability ...................................           (3,846)           (3,191)             (451)
        Prepaid expenses, other assets, and other liabilities            2,843            (7,541)              551
        Income taxes ........................................             (808)           (1,393)              728
------------------------------------------------------------------------------------------------------------------
      Cash provided by operating activities .................           22,981            17,365            56,723

INVESTING ACTIVITIES
  Property, plant, and equipment additions ..................           (3,605)           (7,023)           (4,515)
  Purchases of short-term investments .......................         (165,183)         (156,700)         (184,807)
  Proceeds from sales or maturities of
    short-term investments ..................................          167,101           161,436           157,443
  Net proceeds from sale of land ............................               --             1,978               169
  Net proceeds from sale of Uni-Cast assets .................               --               382                --
------------------------------------------------------------------------------------------------------------------
      Cash provided (used) by investing activities ..........           (1,687)               73           (31,710)

FINANCING ACTIVITIES
  Dividends paid ............................................          (21,529)          (21,529)          (21,529)
------------------------------------------------------------------------------------------------------------------
      Cash used by financing activities .....................          (21,529)          (21,529)          (21,529)
------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents ............             (235)           (4,091)            3,484
Cash and cash equivalents at beginning of year ..............            4,073             8,164             4,680
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year ....................        $   3,838         $   4,073         $   8,164
==================================================================================================================

See accompanying notes.

Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms and precision investment castings. The Company's design and manufacturing operations are located in the United States. Substantially all sales are domestic. The Company's firearms are sold through a select number of independent wholesale distributors to the sporting and law enforcement markets. Investment castings are sold either directly to or through manufacturers' representatives to companies in a wide variety of industries.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform with current year presentation.

REVENUE RECOGNITION

      Revenue is recognized, net of any discounts, sales incentives, or rebates, upon the shipment of products.

CASH EQUIVALENTS

      The Company considers interest-bearing deposits with financial institutions with remaining maturities of three months or less at the time of acquisition to be cash equivalents.

SHORT-TERM INVESTMENTS

      Short-term investments are recorded at cost plus accrued interest, which approximates market, and are principally United States Treasury instruments, all maturing within one year. The income from short-term investments is included in other income - net. The Company intends to hold these investments until maturity.

INVENTORIES

      Inventories are stated at the lower of cost, principally determined by the last-in, first-out (LIFO) method, or market. If inventories had been valued using the first-in, first-out method, inventory values would have been higher by approximately $45.4 million and $42.6 million at December 31, 2001 and 2000, respectively.

PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are stated on the basis of cost. Depreciation is computed by the straight-line and declining balance methods predominately over 15, 10, and 3 years for buildings, machinery and equipment, and tools and dies, respectively. Long-lived assets are reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable.

INCOME TAXES

      Income taxes are accounted for using the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of the Company's assets and liabilities.

PRODUCT LIABILITY

      The Company provides for product liability claims including estimated legal costs to be incurred defending such claims. The provision for product liability claims is charged to cost of products sold.

ADVERTISING COSTS

      The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2001, 2000, and 1999 were $2.1 million, $2.6 million, and $1.7 million, respectively.

SHIPPING COSTS

      Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $1.6 million in 2001, 2000, and 1999.

STOCK OPTIONS

      The Company records stock option compensation on an intrinsic value basis in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company also provides pro forma disclosures of stock option compensation recorded on a fair value basis in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

EARNINGS PER SHARE

      Basic earnings per share is based upon the weighted-average number of shares of Common Stock outstanding during the year, which was 26,910,700 in 2001, 2000, and 1999. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method. This results in diluted weighted-average shares outstanding of 26,922,800 in 2001, and 26,910,700 in 2000 and 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which modifies the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company will adopt this Statement effective January 1, 2002. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

      In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair market value less cost to sell. SFAS No. 144 is effective for the Company's fiscal year beginning January 1, 2002. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

2. INCOME TAXES

      The Federal and state income tax provision (benefit) consisted of the following (in thousands):

-------------------------------------------------------------------------------------------------------------------
Year ended December 31,                  2001                         2000                           1999
-------------------------------------------------------------------------------------------------------------------
                                CURRENT       DEFERRED        Current       Deferred         Current      Deferred
-------------------------------------------------------------------------------------------------------------------
Federal ......................   $6,009        $ 1,072        $11,621        $ 2,944        $ 18,421         $(234)
State ........................    1,391            230          2,271            598           3,608           (46)
-------------------------------------------------------------------------------------------------------------------
                                 $7,400        $ 1,302        $13,892        $ 3,542        $ 22,029         $(280)
===================================================================================================================

      Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

December 31,                                                                  2001           2000
-------------------------------------------------------------------------------------------------
Deferred tax assets:
  Product liability ...............................................        $ 4,885        $ 6,393
  Employee compensation and benefits ..............................          3,398          3,557
  Allowances for doubtful accounts, discounts, and sales incentives          1,704          1,198
  Inventories .....................................................          1,111          1,553
  Other ...........................................................            391             --
-------------------------------------------------------------------------------------------------
Total deferred tax assets .........................................         11,489         12,701
-------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation ....................................................          1,584          1,936
  Pension plans ...................................................          3,070          2,628
-------------------------------------------------------------------------------------------------
Total deferred tax liabilities ....................................          4,654          4,564
-------------------------------------------------------------------------------------------------
Net deferred tax assets ...........................................        $ 6,835        $ 8,137
=================================================================================================

      The effective income tax rate varied from the statutory Federal income tax rate as follows:

Year ended December 31,                                       2001            2000           1999
-------------------------------------------------------------------------------------------------
Statutory Federal income tax rate ............                35.0%           35.0%          35.0%
State income taxes, net of Federal tax benefit                 4.7             4.2            4.1
Other items ..................................                (0.5)             --             .1
-------------------------------------------------------------------------------------------------
Effective income tax rate ....................                39.2%           39.2%          39.2%
=================================================================================================

      The Company made income tax payments of approximately $4.7 million, $18.9 million, and $22.0 million during 2001, 2000, and 1999, respectively.

      The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.

Notes to Consolidated Financial Statements
(Continued)

3. PENSION PLANS

      The Company and its subsidiaries sponsor two defined benefit pension plans which cover substantially all employees. A third defined benefit pension plan is non-qualified and covers certain executive officers of the Company.

      The cost of these defined benefit plans and the balances of plan assets and obligations are shown below (in thousands).

Change in Benefit Obligation                       2001              2000
-------------------------------------------------------------------------
Benefit obligation
  at January 1 ........................        $ 35,420          $ 33,052
Service cost ..........................           1,321             1,237
Interest cost .........................           2,659             2,439
Actuarial loss (gain) .................           3,570               134
Benefits paid .........................          (1,600)           (1,442)
-------------------------------------------------------------------------
Benefit obligation
  at December 31 ......................          41,370            35,420
-------------------------------------------------------------------------
Change in Plan Assets
-------------------------------------------------------------------------
Fair value of plan assets
  at January 1 ........................          33,297            30,120
Actual return on plan assets ..........           1,984             1,650
Employer contributions ................           3,042             2,969
Benefits paid .........................          (1,600)           (1,442)
-------------------------------------------------------------------------
Fair value of plan assets
  at December 31 ......................          36,723            33,297
-------------------------------------------------------------------------
Funded status .........................          (4,647)           (2,123)
Unrecognized net actuarial loss .......           8,310             5,846
Unrecognized prior
  service cost ........................           3,110             1,652
Unrecognized transition
  obligation ..........................             (88)             (209)
-------------------------------------------------------------------------
Net amount recognized .................        $  6,685          $  5,166
=========================================================================

Amounts Recognized on the Balance Sheet            2001              2000
-------------------------------------------------------------------------
Prepaid benefit cost ..................        $  9,563          $  7,828
Accrued benefit liability .............          (3,820)           (3,812)
Intangible asset ......................             682               963
Accumulated other
  comprehensive income ................             156               112
Deferred tax asset ....................             104                75
-------------------------------------------------------------------------
                                               $  6,685          $  5,166
-------------------------------------------------------------------------
Weighted-Average
Assumptions as of December 31,
-------------------------------------------------------------------------
Discount rate .........................            7.00%             7.50%
Expected return on plan assets ........            9.00%             9.00%
Rate of compensation increases ........            5.00%             5.00%

Components of Net Periodic Pension Cost
-------------------------------------------------------------------------
Service cost ..........................        $  1,321          $  1,237
Interest cost .........................           2,659             2,439
Expected return
  on assets ...........................          (3,019)           (2,734)
Amortization of unrecognized
  transition asset ....................            (121)             (122)
Recognized gains ......................              92               133
Prior service cost recognized .........             591               451
-------------------------------------------------------------------------
Net periodic pension cost .............        $  1,523          $  1,404
=========================================================================

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $11.8 million, $9.3 million, and $6.3 million, respectively, as of December 31, 2001 and $10.8 million, $8.5 million, and $5.8 million, respectively, as of December 31, 2000.

      The Company also sponsors two defined contribution plans which cover substantially all of its hourly and salaried employees and a non-qualified defined contribution plan which covers certain of its salaried employees. Expenses related to the defined contribution plans were $1.5 million, $1.4 million, and $1.2 million in 2001, 2000, and 1999, respectively.

      In 2001 the Company changed the weighted-average discount rates which increased the projected benefit obligation by approximately $2.7 million.

      In accordance with SFAS No. 87, "Employers' Accounting for Pension Costs", the Company recorded an additional minimum pension liability which decreased comprehensive income by $44,000 in 2001 and increased comprehensive income by $21,000 and $57,000 in 2000 and 1999, respectively.

4. STOCK INCENTIVE AND BONUS PLANS

      In 1998, the Company adopted, and in May 1999 the shareholders approved, the 1998 Stock Incentive Plan (the "1998 Plan") under which employees may be granted options to purchase shares of the Company's Common Stock and stock appreciation rights. The Company has reserved 2,000,000 shares for issuance under the 1998 Plan. These options have an exercise price equal to the fair market value of the shares of the Company at the date of grant, become vested ratably over five years, and expire ten years from the date of grant. To date, no stock appreciation rights have been granted.

      On December 18, 2000 the Company adopted, and in May 2001 the shareholders approved, the 2001 Stock Option Plan for Non-Employee Directors (the "2001 Plan") under which non-employee directors are granted options to purchase shares of the Company's Common Stock. The Company has reserved 200,000 shares for issuance under the 2001 Plan. Options granted under the 2001 Plan have an exercise price equal to the fair market value of the shares of the Company at the date of grant and expire ten years from the date of grant. Twenty-five percent of the options vest immediately and the remaining options vest ratably over three years.

The following table summarizes the activity of the Plans:

                                                                     Weighted Average
                                                         Shares        Exercise Price
-------------------------------------------------------------------------------------
Outstanding at December 31, 1998 ...........           1,470,000               $11.94
  Granted ..................................                  --                   --
  Exercised ................................                  --                   --
  Canceled .................................             (50,000)               11.94
-------------------------------------------------------------------------------------
Outstanding at December 31, 1999 ...........           1,420,000                11.94
  Granted ..................................                  --                   --
  Exercised ................................                  --                   --
  Canceled .................................             (50,000)               11.94
-------------------------------------------------------------------------------------
Outstanding at December 31, 2000 ...........           1,370,000                11.94
  Granted ..................................             220,000                 9.99
  Exercised ................................                  --                   --
  Canceled .................................            (100,000)               11.94
-------------------------------------------------------------------------------------
Outstanding at December 31, 2001 ...........           1,490,000               $11.65
-------------------------------------------------------------------------------------

      There were 787,000 exercisable options at December 31, 2001, with a weighted average exercise price of $11.87 and an average contractual life remaining of 7.1 years. At December 31, 2001, an aggregate of 710,000 shares remain available for grant under the Plans.

      The Company accounts for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for the Plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                     2001              2000              1999
---------------------------------------------------------------------------------------------
Net Income:
  As reported                                     $13,497           $27,040           $33,734
  Pro forma                                       $13,131           $26,700           $33,394

Earnings per Share (Basic and Diluted):
  As reported                                       $0.50             $1.00             $1.25
  Pro forma                                         $0.49             $0.99             $1.24
---------------------------------------------------------------------------------------------

      The weighted average fair value of options granted under the Plans was estimated at $1.89 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 1998 and 2001, respectively: dividend yield of 6.7% and 8.0%, expected volatility of 30.3% and 34.3%, risk free rate of return of 5.5% and 2.0%, and expected lives of 5 years and 5 years. The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

      The Company's Stock Bonus Plan, as amended, covers its key employees excluding members of the Ruger family. Pursuant to the Plan, awards are made of Common Stock and a cash bonus approximating the estimated income tax on the awards. At December 31, 2001, 502,000 shares of Common Stock were reserved for future awards.

5. CONTINGENT LIABILITIES

      As of December 31, 2001 the Company was a defendant in approximately 37 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall within two categories:

      (i) Those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories, and

      (ii) Those brought by cities, municipalities, counties, individuals (including certain putative class actions) and a state attorney general against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. None of these cases allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

Notes to Consolidated Financial Statements
(Continued)

      In many of these cases punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities, counties, and a state attorney general based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.

      Provision is made for product liability claims based upon many factors related to the severity of the alleged injury and potential liability exposure, based upon prior claim experience. Because the Company's experience in defending these lawsuits and claims is that unfavorable outcomes are typically not probable or estimable, only in rare cases is an accrual established for such costs. In most cases, an accrual is established only for estimated legal defense costs. Product liability accruals are periodically reviewed to reflect then-current estimates of possible liabilities and expenses incurred to date and reasonably anticipated in the future. Threatened product liability claims are reflected in the Company's product liability accrual on the same basis as actual claims; i.e., an accrual is made for reasonably anticipated possible liability and claims-handling expenses on an ongoing basis.

      A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $865 million and $867 million at December 31, 2001 and 2000, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

      Product liability claim payments are made when appropriate if, as, and when claimants and the Company reach agreement upon an amount to finally resolve all claims. Legal costs are paid as the lawsuits and claims develop, the timing of which may vary greatly from case to case. A time schedule cannot be determined in advance with any reliability concerning when payments will be made in any given case.

      While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with independent and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company's financial results for a particular period.

6. OPERATING SEGMENT INFORMATION

      The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States. The investment casting segment consists of two operating divisions which manufacture and sell titanium and steel investment castings.

      The Company evaluates performance and allocates resources, in part, based on profit or loss before taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). Intersegment sales are recorded at the Company's cost plus a fixed profit percentage.

      The Company's assets are located entirely in the United States and export sales are insignificant.

      Revenues from two customers in the firearms segment totaled $30.4 million and $20.1 million in 2001. Revenues from three customers in the firearms segment totaled $33.3 million, $22.8 million, and $20.7 million, and $35.3 million, $27.1 million, and $25.1 million in 2000 and 1999, respectively. Revenues from one customer in the castings segment totaled $31.0 million in 1999.

Year ended December 31, (in thousands)             2001              2000              1999
-------------------------------------------------------------------------------------------
Net Sales
  Firearms ...........................        $ 147,622         $ 166,415         $ 188,564
  Castings
    Unaffiliated .....................           26,708            36,239            53,100
    Intersegment .....................           27,282            31,645            24,604
-------------------------------------------------------------------------------------------
                                                 53,990            67,884            77,704
  Eliminations .......................          (27,282)          (31,645)          (24,604)
-------------------------------------------------------------------------------------------
                                              $ 174,330         $ 202,654         $ 241,664
===========================================================================================
Income Before Income Taxes
  Firearms ...........................        $  22,800         $  39,137         $  48,404
  Castings ...........................           (3,473)              546             4,741
  Corporate ..........................            2,872             4,791             2,338
-------------------------------------------------------------------------------------------
                                              $  22,199         $  44,474         $  55,483
===========================================================================================
Identifiable Assets
  Firearms ...........................        $  78,774         $  79,230         $  71,756
  Castings ...........................           27,351            33,043            35,753
  Corporate ..........................           98,253           103,392           108,175
-------------------------------------------------------------------------------------------
                                              $ 204,378         $ 215,665         $ 215,684
===========================================================================================
Depreciation
  Firearms ...........................        $   3,395         $   3,468         $   3,733
  Castings ...........................            4,756             5,283             5,001
-------------------------------------------------------------------------------------------
                                              $   8,151         $   8,751         $   8,734
===========================================================================================
Capital Expenditures
  Firearms ...........................        $   2,073         $   3,693         $   3,165
  Castings ...........................            1,532             3,330             1,350
-------------------------------------------------------------------------------------------
                                              $   3,605         $   7,023         $   4,515
===========================================================================================

7. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2001 (in thousands, except per share data):

                                                                   THREE MONTHS ENDED
-------------------------------------------------------------------------------------------------------
                                                  3/31/01        6/30/01        9/30/01       12/31/01
-------------------------------------------------------------------------------------------------------
      NET SALES ............................      $43,864        $37,668        $41,138        $51,660
      GROSS PROFIT .........................       11,967          7,219          8,192         12,503
      NET INCOME ...........................        4,134          1,805          2,684          4,874
      BASIC AND DILUTED EARNINGS PER SHARE..         0.15           0.07           0.10           0.18

                                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------
                                                  3/31/00        6/30/00        9/30/00       12/31/00
-------------------------------------------------------------------------------------------------------
      Net sales ..........................        $59,889        $48,935        $43,034        $50,795
      Gross profit .......................         18,452         12,559         11,085         16,055
      Net income .........................          9,026          5,925          4,599          7,490
      Basic and diluted earnings per share           0.34           0.22           0.17           0.27

Report of Independent Auditors

[KPMG LOGO]

                 Stamford Square
                 3001 Summer Street
                 Stamford, CT 06905

                          INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
Sturm, Ruger & Company, Inc.:

We have audited the accompanying consolidated balance sheet of Sturm, Ruger & Company, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Sturm, Ruger & Company, Inc. as of December 31, 2000 and for the years ended December 31, 2000 and 1999 were audited by other auditors whose report thereon dated February 9, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sturm, Ruger & Company, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

February 8, 2002

[GRAPHIC] KPMG LLP KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association


22