Form 10-Q
period 2002-03-31
STURM RUGER & CO INC
filed 2002-05-08
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________________ to ______________________________

Commission file number 0-4776

STURM, RUGER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0633559 (I.R.S. employer identification no.)

Lacey Place, Southport, Connecticut (Address of principal executive offices)	06490 (Zip code)

(203) 259-7843

(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes  No

         The number of shares outstanding of the issuer’s common stock as of March 31, 2002: Common Stock, $1 par value — 26,910,720.

INDEX

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets—March 31, 2002 and December 31, 2001	3

Condensed consolidated statements of income—Three months ended March 31, 2002 and 2001	5

Condensed consolidated statements of cash flows—Three months ended March 31, 2002 and 2001	6

Notes to condensed consolidated financial statements—March 31, 2002	7

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS

         (Dollars in thousands, except per share data)

	March 31,	December 31,
	2002	2001

	(unaudited)	(Note)
Assets

Current Assets

Cash and cash equivalents	$2,976	$3,838

Short-term investments	68,201	63,957

Trade receivables, less allowances for doubtful accounts ($1,056 and $1,061) and discounts ($522 and $1,145)	18,282	15,121

Inventories:

Finished products	11,765	12,333

Materials and products in process	34,173	37,460

	45,938	49,793

Deferred income taxes	7,676	7,922

Prepaid expenses and other assets	1,228	1,566

Total current assets	144,301	142,197

Property, plant and equipment	151,871	151,487

Less allowances for depreciation	(116,355)	(114,535)

	35,516	36,952

Deferred income taxes	3,446	3,567

Other assets	21,612	21,662

	$204,875	$204,378

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2002	2001

	(unaudited)	(Note)
Liabilities and Stockholders’ Equity

Current Liabilities

Trade accounts payable and accrued expenses	$5,721	$6,893

Product liability	4,000	4,000

Employee compensation	11,088	10,705

Workers’ compensation	4,781	4,620

Income taxes	2,874	704

Total current liabilities	28,464	26,922

Deferred income taxes	4,775	4,654

Product liability accrual	8,129	8,462

Contingent liabilities —Note 7	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:

Authorized shares 50,000; none issued	—	—

Common Stock, par value $1: Authorized shares - 40,000,000; issued and outstanding 26,910,700	26,911	26,911

Additional paid-in capital	2,509	2,492

Retained earnings	134,243	135,093

Accumulated other comprehensive income	(156)	(156)

	163,507	164,340

	$204,875	$204,378

Note:

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,

	2002	2001

Net firearms sales	$42,729	$35,837

Net castings sales	5,711	8,027

Total net sales	48,440	43,864

Cost of products sold	36,160	31,897

	12,280	11,967

Expenses:

Selling	3,532	4,266

General and administrative	1,713	1,969

	5,245	6,235

	7,035	5,732

Other income-net	419	1,067

Income before income taxes	7,454	6,799

Income taxes	2,922	2,665

Net income	$4,532	$4,134

Basic and diluted earnings per share	$0.17	$0.15

Cash dividends per share	$0.20	$0.20

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,

	2002	2001

Cash Provided by (Used by) Operating Activities	9,148	$(864)

Investing Activities
Property, plant and equipment additions	(384)	(1,215)

Purchases of short-term investments	(46,641)	(39,020)

Proceeds from sales or maturities of short-term investments	42,397	45,680

Cash provided by (used by) investing activities	(4,628)	5,445

Financing Activities

Dividends paid	(5,382)	(5,382)

Cash used by financing activities	(5,382)	(5,382)

Decrease in cash and cash equivalents	(862)	(801)

Cash and cash equivalents at beginning of period	3,838	4,073

Cash and cash equivalents at end of period	$2,976	$3,272

See notes to condensed consolidated financial statements.

STURM RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2002

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

         Organization: Sturm, Ruger & Company, Inc. (“Company”) is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company’s design and manufacturing operations are located in the United States. Substantially all sales are domestic. The Company’s firearms are sold through a select number of independent wholesale distributors to the sporting and law enforcement markets. Investment castings are sold either directly to or through manufacturers’ representatives to companies in a wide variety of industries.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

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

NOTE 4—INCOME TAXES

         The Company’s effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the three months ended March 31, 2002 and 2001 were $0.3 million and $0.1 million, respectively.

NOTE 5—BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding of 26,997,000 and 26,914,000 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 6—COMPREHENSIVE INCOME

         As there were no non-owner changes in equity during the first quarter of 2002 and 2001, total comprehensive income equals net income, or $4.5 million and $4.1 million, respectively.

NOTE 7—CONTINGENT LIABILITIES

         As of March 31, 2002, the Company is a defendant in approximately 32 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

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

         The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and “industry-wide” liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable filed a notice of appeal from the Court’s decision. On August 16, 2000, the U.S. Court of Appeals for the 2nd Circuit certified certain questions to the Appellate Division of the New York State Supreme Court for resolution. On April 26, 2001, the Appellate Division of the New York State Supreme Court responded to the certified questions. The questions involved whether firearms manufacturers have a legal duty to prevent criminal misuses of their lawfully-sold products and whether any liability of the firearms manufacturers should be apportioned by a market share theory. The New York State Appellate Division answered both questions in the negative. On August 30, 2001, the U.S. Court of Appeals for the 2nd Circuit vacated and remanded the case with instructions for the trial court to enter a final judgment of dismissal. The trial court finally dismissed the case on its merits on September 17, 2001.

         Of the lawsuits brought by municipalities or a state attorney general, 10 have been dismissed as a matter of law. Five of those cases are concluded (Atlanta – dismissal by intermediate Appellate Court, no further appeal; Bridgeport – dismissal affirmed by Connecticut Supreme Court; County of Camden –

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

dismissal affirmed by Third Circuit Court of Appeals; Miami – dismissal affirmed by intermediate Appellate Court, Florida Supreme Court declined review; New Orleans – dismissed by Louisiana Supreme Court, United States Supreme Court declined review). In a sixth case, Philadelphia, the Third Circuit Court of Appeals affirmed dismissal, but the time has not yet run for further potential appeal. The remainder (Chicago, Cincinnati, Gary and New York State) are on appeal from their complete dismissals. An 11th case, Boston, was recently voluntarily dismissed with prejudice by the City at the close of fact discovery and is now concluded.

         Of the remaining cases in which the Company has been served with process, two (Detroit/Wayne County and Newark) are on appeal from partial dismissal, two (Cleveland and New York City) are stayed, three (Camden City, St. Louis and Washington, DC) have pending motions to dismiss at the trial level, one (Wilmington) has a pending motion for summary judgment, and one (the Consolidated California case) is proceeding with discovery following dismissal of certain damage claims.

         Legislation has been passed in approximately 28 states precluding suits of the type brought by the municipalities mentioned above.

         Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. As of March 18, 1982, compensatory and punitive damage insurance coverage is provided, in States where permitted, for losses exceeding $1.0 million of loss per occurrence or an aggregate maximum loss of $4.0 million. For claims which the Company has been notified in writing between July 10, 1988, through July 10, 1989, coverage is provided for losses exceeding $2.5 million per claim or an aggregate maximum loss of $9.0 million. For claims made between July 10, 1989, and July 10, 1991, the aggregate maximum loss is $7.5 million. For claims made after July 10, 1992, coverage is provided for losses exceeding $2.25 million per claim, or an aggregate maximum loss of $6.5 million. For claims made after July 10, 1994, coverage is provided for losses exceeding $2.0 million per claim, or an aggregate maximum loss of $6.0 million. For claims made after July 10, 1997, coverage is provided for annual losses exceeding $2.0 million per claim, or an aggregate maximum loss of $5.5 million annually. For claims made after July 10, 2000, coverage is provided for annual losses exceeding $5.0 million per claim, or an aggregate maximum loss of $10.0 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

         Provision is made for product liability claims based upon many factors related to the severity of the alleged injury and potential liability exposure, based upon prior claim experience. Because our experience in defending these lawsuits and claims is that unfavorable outcomes are typically not probable or estimable, only in rare cases is an accrual established for such costs. In most cases, an accrual is established only for estimated legal defense costs. Product liability accruals are periodically reviewed to reflect then-current estimates of possible liabilities and expenses incurred to date and reasonably anticipated in the future. Threatened product liability claims are reflected in our product liability accrual on the same basis as actual claims; i.e., an accrual is made for reasonably anticipated possible liability and claims-handling expenses on an ongoing basis.

         A range of reasonably possible loss relating to unfavorable outcomes can not be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $858 million at March 31, 2002, is set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

         Product liability claim payments are made when appropriate if, as, and when claimants and the Company reach agreement upon an amount to finally resolve all claims. Legal costs are paid as the lawsuits and claims develop, the timing of which may vary greatly from case to case. A time schedule can not be determined in advance with any reliability concerning when payments will be made in any given case.

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

         The Company has reported all cases instituted against it through December 31, 2001 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

         Selected operating segment financial information follows (in thousands):

Quarter ended March 31,	2002	2001

Net Sales

Firearms	$42,729	$35,837

Castings

Unaffiliated	5,711	8,027

Intersegment	4,661	11,142

	10,372	19,169

Eliminations	(4,661)	(11,142)

	$48,440	$43,864

Income Before Income Taxes

Firearms	$9,118	$5,090

Castings	(2,022)	735

Corporate	358	974

	$7,454	$6,799

	March 31,	December 31,
	2002	2001

Identifiable Assets

Firearms	$74,977	$78,774

Castings	26,397	27,351

Corporate	103,501	98,253

	$204,875	$204,378

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Consolidated net sales of $48.4 million were achieved by the Company in the first quarter of 2002. This represents an increase of $4.5 million or 10.4% from the first quarter of 2001 consolidated net sales of $43.9 million.

         Firearms segment net sales were $42.7 million in the first quarter of 2002 compared to $35.8 million in the corresponding 2001 period, an increase of $6.9 million or 19.2%. Firearms unit shipments increased 21.5%. Shipments of certain models of our .22 caliber rifles and total pistol shipments increased from the prior year by 92.4% and 55.7%, respectively. In 2002, the Company instituted a sales incentive program for its distributors which allows them to earn rebates of up to 1.5% if certain annual overall sales targets are achieved. This program replaces a similar sales incentive program in 2001 which allowed rebates of up to 5% if certain annual overall sales targets were achieved.

         Castings segment net sales decreased 28.9% from $8.0 million in the first quarter of 2001 to $5.7 million in the first quarter of 2002. The downturn in castings sales was due to weakened demand for both steel and titanium castings. The Company continues to actively pursue potential investment castings applications and customers in a variety of titanium and steel markets.

         Consolidated cost of products sold for the first quarter of 2002 was $36.1 million compared to $31.9 million for the first quarter of 2001, an increase of $4.2 million or 13.4%. This was primarily attributable to greater firearms sales, increased product liability expenses, and increased production costs in the castings segment.

         Gross profit as a percentage of net sales decreased to 25.4% in the first quarter of 2002 from 27.3% in the comparable 2001 period. This deterioration is primarily attributable to the increased production costs in the castings segment, partially offset by the reversal of an overaccrual related to a pistol rebate program that ended at December 31, 2001.

         Selling, general and administrative expenses decreased to $5.2 million in the first quarter of 2002 from $6.2 million in the first quarter of 2001 due in part to start-up costs related to a voluntary firearms lock exchange program incurred in the first quarter of 2001.

         Other income-net decreased by $0.7 million or 60.7% to $0.4 million in 2002 from $1.1 million in 2001 due to decreased earnings on short-term investments resulting from lower yields on these investments.

         The effective income tax rate was 39.2% in the first quarter of 2002 and 2001.

         As a result of the foregoing factors, consolidated net income for the first quarter of 2002 increased to $4.5 million from $4.1 million for the first quarter of 2001 representing an increase of $0.4 million or 9.6%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—CONTINUED

Financial Condition

         At March 31, 2002, the Company had cash, cash equivalents and short-term investments of $71.2 million, working capital of $115.8 million and a current ratio of 5.1 to 1, compared to $67.8 million, $115.3 million, and 5.3 to 1, respectively, at December 31, 2001.

         Operating activities provided $9.1 million in the first quarter of 2002 and used $0.9 million in the first quarter of 2001. This change in cash flows is principally a result of an increase in inventories of $7.4 million in 2001 and a corresponding inventory reduction of $3.9 million in 2002.

         The Company follows an industry-wide practice of offering a “dating plan” to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company’s marketing year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February must be made by April 30. Shipments made in subsequent months must be paid for within approximately 90 days. Dating plan receivable balances were $8.2 million at March 31, 2002 and $8.4 million at March 31, 2001. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         Capital expenditures during the three months ended March 31, 2002 totaled $0.4 million. For the past two years capital expenditures averaged approximately $1.2 million per quarter. In 2002, the Company expects to spend approximately $7.5 million on capital expenditures in its ongoing effort to upgrade and modernize all of its divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         For the three months ended March 31, 2002 dividends paid totaled $5.4 million. This amount reflects the regular quarterly dividend of $.20 per share paid on March 15, 2002. Future dividends will depend on many factors, including internal estimates of future performance and the Company’s need for funds.

         Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 2002.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—CONTINUED

         Until November 30, 1998, the “Brady Law” mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the “Brady Law” has not had a significant effect on the Company’s sales of firearms, nor does it anticipate any impact on sales in the future. The “Crime Bill” took effect on September 13, 1994, but none of the Company’s products were banned as so-called “assault weapons.” To the contrary, all the Company’s then-manufactured commercially-sold long guns were exempted by name as “legitimate sporting firearms.” The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution (a position adopted by the U.S. Court of Appeals for the 5th Circuit in the case of U.S. v. Emerson on October 16, 2001) and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

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

         The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and “industry-wide” liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable filed a notice of appeal from the Court’s decision. On August 16, 2000, the U.S. Court of Appeals for the 2nd Circuit certified certain questions to the Appellate Division of the New York State Supreme Court for resolution. On April 26, 2001, the Appellate Division of the New York State Supreme Court responded to the certified questions. The questions involved whether firearms manufacturers have a legal duty to prevent criminal misuses of their lawfully-sold products and whether any liability of the firearms manufacturers should be apportioned by a market share theory. The New York State Appellate Division answered both questions in the negative. On August 30, 2001, the U.S. Court of Appeals for the 2nd Circuit vacated and remanded the case with instructions for the trial court to enter a final judgment of dismissal. The trial court finally dismissed the case on its merits on September 17, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—CONTINUED

         Of the lawsuits brought by municipalities or a state attorney general, 10 have been dismissed as a matter of law. Five of those cases are concluded (Atlanta – dismissal by intermediate Appellate Court, no further appeal; Bridgeport – dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by Third Circuit Court of Appeals; Miami – dismissal affirmed by intermediate Appellate Court, Florida Supreme Court declined review; New Orleans – dismissed by Louisiana Supreme Court, United States Supreme Court declined review). In a sixth case, Philadelphia, the Third Circuit Court of Appeals affirmed dismissal, but the time has not yet run for further potential appeal. The remainder (Chicago, Cincinnati, Gary and New York State) are on appeal from their complete dismissals. An 11th case, Boston, was recently voluntarily dismissed with prejudice by the City at the close of fact discovery and is now concluded.

         Of the remaining cases in which the Company has been served with process, two (Detroit/Wayne County and Newark) are on appeal from partial dismissal, two (Cleveland and New York City) are stayed, three (Camden City, St. Louis and Washington, DC) have pending motions to dismiss at the trial level, one (Wilmington) has a pending motion for summary judgment, and one (the Consolidated California case) is proceeding with discovery following dismissal of certain damage claims.

         Legislation has been passed in approximately 28 states precluding suits of the type brought by the municipalities mentioned above.

         The Company’s management reviews every lawsuit and claim at the outset and is in contact with independent and corporate counsel on an ongoing basis. The provision for product liability claims is based upon many factors, which vary for each case. These factors include the type of claim, nature and extent of injuries, historical settlement ranges, jurisdiction where filed, and advice of counsel. An accrual is established for each lawsuit and claim, when appropriate, based on the nature of each such lawsuit or claim.

         Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of claim, has been made when potential losses or costs of defense can be reasonably estimated. Such amounts are determined based on the Company’s experience in defending similar claims. Occasionally, charges are made for claims made in prior periods because the cumulative actual costs incurred for that claim, or reasonably expected to be incurred in the future, exceed amounts already provided. Likewise credits may be taken if cumulative actual costs incurred for that claim, or reasonably expected to be incurred in the future, are less than amounts previously provided.

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

Forward-Looking Statements and Projections

         The Company may, from time to time, make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company including lawsuits filed by mayors, a state attorney general and other governmental entities and membership organizations, and the impact of future firearms control and environmental legislation, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.

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

         The Company has reported all cases instituted against it through December 31, 2001, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

         The following case was instituted against the Company during the three months ended March 31, 2002, which involved significant demands for compensatory and/or punitive damages:

         City of Jersey City v. Smith & Wesson Corp., et. al. (NJ) in the Superior Court of New Jersey Law Division filed on March 27, 2002. The complaint alleges that the defendants have created a public nuisance in Jersey City because of negligent marketing and distributing practices, and allowing unauthorized users access to firearms which are used in the commission of crimes. Plaintiffs seek injunctive relief, compensatory damages, and punitive damages. The Company has not been served with the complaint.

         During the three months ending March 31, 2002, two previously-reported cases were settled:

Case Name	Jurisdiction
Cherry	Florida

T. Smith	Maine

         The settlement amounts were within the limits of the Company’s self-insurance coverage or self-insurance retention.

         On January 11, 2002, the U.S. Court of Appeals for the Third Circuit affirmed the District Court’s order granting dismissal of all theories in the Philadelphia (PA) case, following its reasoning in its previous ruling dismissing the Camden County (NJ) case.

         On February 13, 2002, in the previously reported case of Atlanta (GA), the Georgia Court of Appeals unanimously reversed the trial court’s decision and granted the defendants’ motion to dismiss. Plaintiffs did not file a motion for reconsideration.

         On March 6, 2002, in the previously reported Halliday (MD) case, the Maryland Court of Appeals affirmed the Court of Special Appeals’ dismissal of all claims against the Company, holding that a firearms manufacturer has no legal duty to manufacture “childproof” firearms, and that the safety devices and warnings that the Company furnished with its firearm satisfied the expectations of consumers. A motion for reconsideration has been filed by plaintiff.

         On March 12, 2002, in the previously reported case of Doucet (TX), the Company was dismissed with prejudice due to plaintiff’s failure to prosecute his claim, without payment of any amount by the Company.

         On March 27, 2002, in the previously reported case of City of Boston (MA), the city plaintiffs voluntarily dismissed the entire lawsuit with prejudice as to all defendants after the close of discovery.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — None

(b)	The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 6, 2002	/S/ERLE G. BLANCHARD Erle G. Blanchard Principal Financial Officer, Vice Chairman, President, Chief Operating Officer, Treasurer and Director