Form 10-Q
period 2002-06-30
STURM RUGER & CO INC
filed 2002-08-13
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number 0-4776

STURM, RUGER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0633559

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Lacey Place, Southport, Connecticut	06490

(Address of principal executive offices)	(Zip code)

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

         The number of shares outstanding of the issuer’s common stock as of July 31, 2002: Common Stock, $1 par value — 26,910,720.

INDEX

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets—June 30, 2002 and December 31, 2001	3

	Condensed consolidated statements of income—Three months ended June 30, 2002 and 2001, Six months ended June 30, 2002 and 2001	5

	Condensed consolidated statements of cash flows—Six months ended June 30, 2002 and 2001	6

	Notes to condensed consolidated financial statements—June 30, 2002	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

Exhibit 99.1:	Certification of Chief Executive Officer

Exhibit 99.2:	Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED BALANCE SHEETS
       (Dollars in thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Note)
Assets

Current Assets

Cash and cash equivalents	$4,565	$3,838

Short-term investments	65,718	63,957

Trade receivables, less allowances for doubtful accounts ($484 and $1,061) and discounts ($193 and $1,145)	12,253	15,121

Inventories:

Finished products	14,827	12,333

Materials and products in process	32,239	37,460

	47,066	49,793

Deferred income taxes	7,287	7,922

Prepaid expenses and other assets	3,550	1,566

Total current assets	140,439	142,197

Property, plant and equipment	152,759	151,487

Less allowances for depreciation	(118,210)	(114,535)

	34,549	36,952

Deferred income taxes	2,976	3,567

Other assets	21,535	21,662

	$199,499	$204,378

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED BALANCE SHEETS
       (Dollars in thousands, except per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Note)
Liabilities and Stockholders’ Equity

Current Liabilities

Trade accounts payable and accrued expenses	$5,710	$6,893

Product liability	4,000	4,000

Employee compensation	11,489	10,705

Workers’ compensation	4,729	4,620

Income taxes	1,105	704

Total current liabilities	27,033	26,922

Deferred income taxes	4,677	4,654

Product liability accrual	6,758	8,462

Contingent liabilities — Note 7	—	—

Stockholders’ Equity

Common Stock, non-voting, par value $1:

Authorized shares 50,000; none issued	—	—

Common Stock, par value $1: Authorized shares - 40,000,000; issued and outstanding 26,910,720	26,911	26,911

Additional paid-in capital	2,509	2,492

Retained earnings	131,767	135,093

Accumulated other comprehensive income	(156)	(156)

	161,031	164,340

	$199,499	$204,378

Note:

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Firearms sales	$33,427	$29,543	$76,156	$65,380

Castings sales	6,357	8,125	12,068	16,152

Net sales	39,784	37,668	88,224	81,532

Cost of products sold	29,839	30,449	65,999	62,346

Gross profit	9,945	7,219	22,225	19,186

Expenses:

Selling	3,883	3,439	7,415	7,705

General and administrative	1,503	1,706	3,216	3,675

	5,386	5,145	10,631	11,380

Operating income	4,559	2,074	11,594	7,806

Other income-net	403	895	822	1,962

Income before income taxes	4,962	2,969	12,416	9,768

Income taxes	2,057	1,164	4,979	3,829

Net income	$2,905	$1,805	$7,437	$5,939

Earnings per share

Basic	$0.11	$0.07	$0.28	$0.22

Diluted	$0.11	$0.07	$0.27	$0.22

Cash dividends per share	$0.20	$0.20	$0.40	$0.40

Average shares outstanding

Basic	26,911	26,911	26,911	26,911

Diluted	27,106	26,911	27,056	26,911

         See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2002	2001

Cash Provided by Operating Activities	$14,522	$2,460

Investing Activities

Property, plant and equipment additions	(1,271)	(2,307)

Purchases of short-term investments	(82,346)	(39,398)

Proceeds from maturities of short-term investments	80,585	49,670

Cash provided by (used by) investing activities	(3,032)	7,965

Financing Activities

Dividends paid	(10,763)	(10,764)

Cash used by financing activities	(10,763)	(10,764)

Increase (decrease) in cash and cash equivalents	727	(339)

Cash and cash equivalents at beginning of period	3,838	4,073

Cash and cash equivalents at end of period	$4,565	$3,734

         See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2002

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE 4—INCOME TAXES

         The Company’s effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the six months ended June 30, 2002 and 2001 were $5.1 million and $0.7 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

NOTE 5—BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the three and six months ended June 30, 2002 and 2001 of 27,106,000 and 26,911,000, and 27,056,000 and 26,911,000, respectively.

NOTE 6—COMPREHENSIVE INCOME

         As there were no non-owner changes in equity during the first half of 2002 and 2001, total comprehensive income equals net income for the three and six months ended June 30, 2002 and 2001, or $2.9 million and $1.8 million, and $7.4 million and $5.9 million, respectively.

NOTE 7 – CONTINGENT LIABILITIES

         As of June 30, 2002, the Company is a defendant in approximately 28 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

(i)	those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty, and other legal theories, and

(ii)	those brought by cities, municipalities, counties, associations, individuals and one state Attorney General against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. None of these cases allege a specific injury to a specific individual as a result of the misuse or use of any of the Company’s products.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

         The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and “industry-wide” liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable filed a notice of appeal from the Court’s decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions to the Appellate Division of the New York State Supreme Court for resolution. On April 26, 2001, the Appellate Division of the New York State Supreme Court responded to the U.S. 2nd Circuit Court of Appeals’ certified questions. The questions involved whether firearms manufacturers have a legal duty to prevent criminal misuses of their lawfully-sold products and whether any liability of the firearms manufacturers should be apportioned by a market share theory. The New York State Appellate Division answered both questions in the negative. On August 30, 2001, the U.S. 2nd Circuit Court of Appeals vacated and remanded the case with instructions for the trial court to enter a final judgment of dismissal. The trial court finally dismissed the case on its merits on September 17, 2001.

         Of the lawsuits brought by municipalities or a state Attorney General, 10 have been dismissed as a matter of law. Six of those cases are concluded (Atlanta – dismissal by intermediate Appellate Court, no further appeal; Bridgeport – dismissal affirmed by Connecticut Supreme Court; County of Camden – dismissal affirmed by Third Circuit Court of Appeals; Miami – dismissal affirmed by intermediate Appellate Court, Florida Supreme Court declined review; New Orleans – dismissed by Louisiana Supreme Court, United States Supreme Court declined review; and Philadelphia – Third Circuit Court of Appeals affirmed dismissal). On June 12, 2002, the Ohio Supreme Court voted 4-3 to reverse the dismissals of the Cincinnati case by the trial and appellate courts and remanded the case to the trial court for discovery proceedings. The remainder (Chicago, Gary and New York State) are on appeal from their complete dismissal. An 11th case, Boston, was voluntarily dismissed with prejudice by the City at the close of fact discovery and is now concluded.

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

         Legislation has been passed in approximately 29 states precluding suits of the type brought by the municipalities mentioned above.

         Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. For claims made after July 10, 1994, compensatory and punitive damage insurance coverage is provided, in states where permitted, coverage is provided for losses exceeding $2.0 million per claim, or an aggregate maximum loss of $6.0 million. For claims made after July 10, 1997, coverage is provided for annual losses exceeding $2.0 million per claim, or an aggregate maximum loss of $5.5 million annually. For claims made after July 10, 2000, coverage is provided for annual losses exceeding $5.0 million per claim, or an aggregate maximum loss of $10.0 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

         On March 17, 2000, Smith & Wesson announced that it had reached a settlement to conclude some of the municipal lawsuits with various governmental entities. On March 30, 2000, the Office of the Connecticut Attorney General began an investigation of certain alleged “anticompetitive practices in the firearms industry.” On April 17, the State of Maryland’s Attorney General also made similar inquiries as to the Company. On August 9, 2000, the U.S. Federal Trade Commission also filed such a civil investigative demand regarding the Smith & Wesson settlement. During April 2002, after the city of Boston voluntarily withdrew its case with prejudice as to all remaining defendants, Boston moved jointly with Smith & Wesson to dissolve their consent decree settlement, which motion the court accepted. The Company has not engaged in any improper conduct and has cooperated with these investigations.

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

         A range of reasonably possible loss relating to unfavorable outcomes can not be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $837 million at June 30, 2002, is set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

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

         The Company has reported all cases instituted against it through March 31, 2002 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net Sales

Firearms	$33,427	$29,543	$76,156	$65,380

Castings

Unaffiliated	6,357	8,125	12,068	16,152

Intersegment	4,639	7,073	9,300	18,215

	10,996	15,198	21,368	34,367

Eliminations	(4,639)	(7,073)	(9,300)	(18,215)

	$39,784	$37,668	$88,224	$81,532

Income Before Income Taxes

Firearms	$6,947	$2,609	$16,065	$7,698

Castings	(2,319)	(428)	(4,341)	307

Corporate	334	788	692	1,763

	$4,962	$2,969	$12,416	$9,768

	June 30,	December 31,
	2002	2001

Identifiable Assets

Firearms	$71,187	$78,774

Castings	25,521	27,351

Corporate	102,791	98,253

	$199,499	$204,378

NOTE 9—SUBSEQUENT EVENTS

         On July 2, 2002, the Company agreed to purchase an undivided ownership interest in an airplane from William B. Ruger, Sr., Company Founder and Chairman Emeritus, for $1.2 million, the fair market value of the ownership interest as determined by the airplane management company.

         On July 6, 2002, William B. Ruger, Sr., Company Founder and Chairman Emeritus, passed away after a period of failing health. Mr. Ruger retired as Chairman, Chief Executive Officer and Treasurer on October 24, 2000. Following the death of Mr. Ruger, the Board of Directors voted to reduce the number of directors of the Company from ten to nine.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS

Results of Operations

         Consolidated net sales of $39.8 million and $88.2 million were achieved by the Company for the three and six months ended June 30, 2002. This represents an increase of 5.6% and 8.2% from 2001 consolidated net sales of $37.7 million and $81.5 million, respectively.

         Firearms segment net sales increased by $3.9 million, or 13.1%, in the second quarter of 2002 to $33.4 million from $29.5 million in the second quarter of the prior year. For the six months ended June 30, 2002, firearms segment net sales increased by $10.8 million, or 16.5% to $76.2 million, compared to the corresponding 2001 period. Firearms unit shipments increased 11.7% for the three-month period and 17.0% for the six-month period ended June 30, 2002 from the comparable 2001 periods. The unit increase reflects heightened demand for certain models of our .22 caliber rifles, rimfire pistols, and single action revolvers. In 2002, the Company instituted a sales incentive program for its distributors which allows them to earn rebates of up to 1.5% if certain annual overall sales targets are achieved. This program replaces a similar sales incentive program in 2001 which allowed rebates of up to 5% if certain annual overall sales targets were achieved.

         Casting segment net sales decreased by 21.8% and 25.3% to $6.4 million and $12.1 million, respectively, for the three and six months ended June 30, 2002 from $8.1 million and $16.2 million in the comparable 2001 periods. The decrease in castings sales is due to weakened demand for both steel and titanium castings. The Company anticipates that total casting segment sales in 2002 may be below the level achieved in 2001. The Company continues to actively pursue other casting business opportunities.

         Consolidated cost of products sold for the second quarter and the six months ended June 30, 2002 were $29.8 million and $66.0 million compared to $30.4 million and $62.3 million in the corresponding 2001 periods, representing a decrease of 2.0% and an increase of 5.9%, respectively. The decrease for the three months ended June 30, 2002 is attributable to a decline in product liability expenses. The increase in the six months ended June 30, 2002 is primarily attributable to increased firearms sales, as discussed above.

         Gross profit as a percentage of net sales was 25.2% for the six month period ended June 30, 2002 as compared to 23.5% in the comparable 2001 period. For the second quarter of 2002, gross profit as a percent of sales improved to 25.0% from 19.2% in the second quarter of 2001. Margin improvement in both periods was caused by increased firearms sales, the reversal of an overaccrual related to a pistol rebate program that ended at December 31, 2001 and a decline in product liability expenses, partially offset by increased production costs in the castings segment.

         Selling, general and administrative expenses were $5.4 million and $10.6 million for the three and six months ended June 30, 2002, representing an increase of $0.3 million and a decrease of $0.8 million from the corresponding periods of 2001. The increase for the quarter ended June 30, 2002 is attributable to increased advertising and marketing efforts. The decrease for the six months ended June 30, 2002 is due in part to start-up costs related to a voluntary firearms lock exchange program incurred in the first quarter of 2001.

         Other income-net decreased by $0.5 million and $1.2 million in the three and six months ended June 30, 2002 compared to the corresponding 2001 periods, respectively. These decreases are due to decreased earnings on short-term investments resulting from lower yields on these investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—CONTINUED

         The effective income tax rate of 41.5% and 40.1% in the second quarter and six months ended June 30, 2002 increased slightly from the corresponding periods in 2001 to reflect an increase in effective state tax rates.

         As a result of the foregoing factors, consolidated net income increased $1.1 million, or 60.9%, from $1.8 million to $2.9 million for the three months ended June 30, 2002 as compared to the second quarter of 2001, and increased $1.5 million, or 25.2%, from $5.9 million to $7.4 million for the six months ended June 30, 2002 as compared to the first half of 2001.

Financial Condition

         At June 30, 2002, the Company had cash, cash equivalents and short-term investments of $70.3 million, working capital of $113.4 million and a current ratio of 5.2 to 1.

         Cash provided by operating activities was $14.5 million and $2.5 million for the six months ended June 30, 2002 and 2001, respectively. The increase in cash provided is principally a result of the increase in inventories during the first six months of 2001 compared to the decrease in inventories during the first half of 2002.

         The Company follows an industry-wide practice of offering a “dating plan” to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company’s marketing year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February must be made by April 30. Generally, shipments made in subsequent months must be paid within approximately 90 days. Dating plan receivable balances were $4.2 million at June 30, 2002 compared to $4.6 million at June 30, 2001. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         Capital expenditures during the six months ended June 30, 2002 totaled $1.3 million. For the past two years capital expenditures averaged approximately $1.2 million per quarter. In 2002, the Company expects to spend approximately $5.0 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms, Ruger Investment Casting, and Pine Tree Castings Divisions and purchase an undivided ownership interest in an airplane for $1.2 million. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         For the six months ended June 30, 2002 dividends paid totaled $10.8 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March and June 2002. On July 25, 2002, the Company declared a regular quarterly dividend of $.20 per share payable on September 15, 2002. Future dividends depend on many factors, including internal estimates of future performance and the Company’s need for funds.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—CONTINUED

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

         The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and “industry-wide” liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable filed a notice of appeal from the Court’s decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions to the Appellate Division of the New York State Supreme Court for resolution. On April 26, 2001, the Appellate Division of the New York State Supreme Court responded to the U.S. 2nd Circuit Court of Appeals’ certified questions. The questions involved whether firearms manufacturers have a legal duty to prevent criminal misuses of their lawfully-sold products and whether any liability of the firearms manufacturers should be apportioned by a market share theory. The New York State Appellate Division answered both questions in the negative. On August 30, 2001, the U.S. 2nd Circuit Court of Appeals vacated and remanded the case with instructions for the trial court to enter a final judgment of dismissal. The trial court finally dismissed the case on its merits on September 17, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—CONTINUED

         Of the lawsuits brought by municipalities or a state attorney general, 10 have been dismissed as a matter of law. Six of those cases are concluded (Atlanta – dismissal by intermediate Appellate Court, no further appeal; Bridgeport – dismissal affirmed by Connecticut Supreme Court; County of Camden – dismissal affirmed by Third Circuit Court of Appeals; Miami – dismissal affirmed by intermediate Appellate Court, Florida Supreme Court declined review; New Orleans – dismissed by Louisiana Supreme Court, United States Supreme Court declined review; and Philadelphia – Third Circuit Court of Appeals affirmed dismissal). On June 12, 2002, the Ohio Supreme Court voted 4-3 to reverse the dismissals of the Cincinnati case by the trial and appellate courts and remanded the case to the trial court for discovery proceedings. The remainder (Chicago, Gary and New York State) are on appeal from their complete dismissal. An 11th case, Boston, was voluntarily dismissed with prejudice by the City at the close of fact discovery and is now concluded.

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

         Legislation has been passed in approximately 29 states precluding suits of the type brought by the municipalities mentioned above.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—CONTINUED

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

         The Company has reported all cases instituted against it through March 31, 2002, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

         No cases were instituted against the Company during the three months ended June 30, 2002, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.

         During the three months ending June 30, 2002, no previously-reported cases were settled.

ITEM 1.  LEGAL PROCEEDINGS — CONTINUED

         On May 2, 2002, the previously reported Gerena (NY) and Harris (NY) cases were dismissed with prejudice for lack of prosecution by the United States District Court for the Eastern District of New York.

         On May 20, 2002, in the previously reported Price (MD) case, the Company was dismissed by stipulation when the Maryland Court of Appeals denied plaintiffs’ request for a rehearing of the dismissal of the previously reported Halliday (MD) case.

         On January 11, 2002, in the previously reported Philadelphia case, the District Court’s order granting dismissal of all theories was affirmed by the United States Third Circuit Court of Appeals. On June 3, 2002, the plaintiffs’ time to file a petition for writ of certiorari with the U.S. Supreme Court expired, and the case is now closed.

         On June 12, 2002, the Ohio Supreme Court voted 4-3 to reverse the dismissals of the Cincinnati case by the trial and appellate courts and remanded the case to the trial court for discovery proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2002 Annual Meeting of the Stockholders of the Company was held on May 9, 2002. The table below sets forth the results of the votes taken at the 2002 Annual Meeting:

1.	Election of Directors

	Votes Votes	For Withheld

William B. Ruger	23,079,287	371,689

William B. Ruger, Jr.	21,530,489	1,920,487

Erle G. Blanchard	21,528,876	1,922,100

Stephen L. Sanetti	21,529,879	1,921,097

Richard T. Cunniff	23,075,853	375,123

Townsend Hornor	23,076,912	374,064

Paul X. Kelley	23,074,922	376,054

John M. Kingsley, Jr.	23,088,058	362,918

James E. Service	22,496,893	954,083

Stanley B. Terhune	23,074,067	376,909

2.	Ratification of KPMG LLP as Auditors for 2002

Votes For	Votes Against	Votes Withheld

23,219,467	164,015	67,494

3.	Stockholder Proposal for a “Report on Gun Policies and Procedures”

Votes For	Votes Against	Votes Withheld	Broker Non-Votes

751,855	16,858,185	778,959	5,061,977

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

                     The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: August 5, 2002	S/ERLE G. BLANCHARD

Erle G. Blanchard Principal Financial Officer, Vice Chairman, President, Chief Operating Officer, Treasurer and Director