Form 10-Q
period 2002-09-30
STURM RUGER & CO INC
filed 2002-11-08
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from_______________  to  _______________


                          Commission file number 0-4776

                          STURM, RUGER & COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                               06-0633559
        -------------------------------                 ----------------
        (State or other jurisdiction of                 (I.R.S. employer
         incorporation or organization)                identification no.)


      Lacey Place, Southport, Connecticut                     06490
    ----------------------------------------               ----------
    (Address of principal executive offices)               (Zip code)

                                 (203) 259-7843
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No _____

                  The number of shares outstanding of the issuer's common stock as of October 31, 2002: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--September 30, 2002 and
December 31, 2001                                                              3

Condensed consolidated statements of income--Three months ended
September 30, 2002 and 2001; Nine months ended September 30,
2002 and 2001                                                                  5

Condensed consolidated statements of cash flows--Nine months ended
September 30, 2002 and 2001                                                    6

Notes to condensed consolidated financial statements--September 30, 2002       7

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                    12

Item 3. Quantitative and Qualitative Disclosures About Market Risk            17

Item 4. Controls and Procedures                                               17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     18
Item 6. Exhibits and Reports on Form 8-K                                      18

SIGNATURES                                                                    19

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-
OXLEY ACT OF 2002                                                             20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except per share data)

                                                   September 30,    December 31,
                                                       2002             2001
                                                     ---------       ---------
                                                    (Unaudited)       (Note)
ASSETS

  Current Assets
     Cash and cash equivalents                       $   3,644       $   3,838
     Short-term investments                             58,715          63,957
     Trade receivables, less allowances for
         doubtful accounts ($484 and $1,061) and
         discounts ($373 and $1,145)                    18,630          15,121
     Inventories:
         Finished products                              14,478          12,333
         Materials and products in process              32,386          37,460
                                                     ---------       ---------
                                                        46,864          49,793

     Deferred income taxes                               7,712           7,922
     Prepaid expenses and other current assets           2,306           1,566
                                                     ---------       ---------
                      Total current assets             137,871         142,197

Property, plant and equipment                          153,337         151,487
     Less allowances for depreciation                 (120,063)       (114,535)
                                                     ---------       ---------
                                                        33,274          36,952
Deferred income taxes                                    2,797           3,567
Other assets                                            22,193          21,662
                                                     ---------       ---------
                                                     $ 196,135       $ 204,378
                                                     =========       =========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except per share data)

                                                   September 30,    December 31,
                                                       2002             2001
                                                     ---------       ---------
                                                    (Unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Trade accounts payable and accrued expenses     $   7,219       $   6,893
     Product liability                                   4,000           4,000
     Employee compensation                              11,181          10,705
     Workers' compensation                               4,634           4,620
     Income taxes                                        1,105             704
                                                     ---------       ---------
               Total current liabilities                28,139          26,922

Deferred income taxes                                    4,677           4,654
Product liability accrual                                6,311           8,462
Contingent liabilities --Note 7                           --              --

Stockholders' Equity
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued            --              --
     Common Stock, par value $1:
         Authorized shares - 40,000,000
         Issued and outstanding - 26,910,700            26,911          26,911
     Additional paid-in capital                          2,509           2,492
     Retained earnings                                 127,744         135,093
     Accumulated other comprehensive income               (156)           (156)
                                                     ---------       ---------
                                                       157,008         164,340
                                                     ---------       ---------
                                                     $ 196,135       $ 204,378
                                                     =========       =========

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

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

                                              Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                             2002            2001            2002            2001
                                           --------        --------        --------        --------
Firearms sales                             $ 32,210        $ 35,609        $108,366        $100,989
Castings sales                                5,830           5,529          17,898          21,681
                                           --------        --------        --------        --------

Net sales                                    38,040          41,138         126,264         122,670

Cost of products sold                        31,115          32,946          97,114          95,292
                                           --------        --------        --------        --------
     Gross profit                             6,925           8,192          29,150          27,378

Expenses:
     Selling                                  3,696           3,076          11,111          10,781
     General and administrative               1,504           1,326           4,720           5,001
                                           --------        --------        --------        --------
                                              5,200           4,402          15,831          15,782
                                           --------        --------        --------        --------
                                              1,725           3,790          13,319          11,596

Other income-net                                545             624           1,367           2,586
                                           --------        --------        --------        --------

         Income before income taxes           2,270           4,414          14,686          14,182

Income taxes                                    910           1,730           5,889           5,559
                                           --------        --------        --------        --------

                       Net income          $  1,360        $  2,684        $  8,797        $  8,623
                                           ========        ========        ========        ========

Earnings per share
 Basic                                     $   0.05        $   0.10        $   0.33        $   0.32
                                           ========        ========        ========        ========
 Diluted                                   $   0.05        $   0.10        $   0.33        $   0.32
                                           ========        ========        ========        ========

 Cash dividends per share                  $   0.20        $   0.20        $   0.60        $   0.60
                                           ========        ========        ========        ========

 Average shares outstanding
 Basic                                       26,911          26,911          26,911          26,911
                                           ========        ========        ========        ========
 Diluted                                     27,093          26,911          27,062          26,911
                                           ========        ========        ========        ========

            See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                         Nine Months Ended September 30,
                                                                           2002                  2001
                                                                         ---------             ---------
Cash Provided By Operating Activities                                    $  12,560             $   4,298

Investing Activities
  Property, plant and equipment additions                                   (1,850)               (3,116)
  Purchases of short-term investments                                     (112,060)             (112,131)
  Proceeds from maturities of short-term investments                       117,302               126,115
                                                                         ---------             ---------
             Cash provided by investing activities                           3,392                10,868
                                                                         ---------             ---------

Financing Activities
  Dividends paid                                                           (16,146)              (16,146)
                                                                         ---------             ---------
             Cash used in financing activities                             (16,146)              (16,146)
                                                                         ---------             ---------

Decrease in cash and cash equivalents                                         (194)                 (980)

             Cash and cash equivalents at beginning of period                3,838                 4,073
                                                                         ---------             ---------

Cash and cash equivalents at end of period                               $   3,644             $   3,093
                                                                         =========             =========

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2002


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE 3--Inventories

         Inventories are valued using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. During 2002, inventory quantities have been reduced. This reduction may result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although a reduction in inventory levels is expected to remain through year-end, the effect of a liquidation cannot be quantified at the present time. If a liquidation does occur in 2002, management believes that the impact would not be material to the financial statements.

NOTE 4--Income Taxes

         The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the nine months ended September 30, 2002 and 2001 were $5.1 million and $1.7 million, respectively.

NOTE 5-- Basic and Diluted Earnings Per Share

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the three and nine months ended September 30, 2002 and 2001 of 27,093,000 and 26,911,000, and 27,062,000 and 26,911,000, respectively.

NOTE 6--Comprehensive Income

         As there were no non-owner changes in equity during the first nine months of 2002 and 2001, total comprehensive income equals net income for the three and nine months ended September 30, 2002 and 2001, or $1.4 million and $2.7 million, and $8.8 million and $8.6 million, respectively.

NOTE 7--Contingent Liabilities

       As of September 30, 2002, the Company is a defendant in approximately 28 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED


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

       Of the lawsuits brought by municipalities or a state Attorney General, 10 have been dismissed as a matter of law. Six of those cases are concluded (Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate Appellate Court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; and Philadelphia - Third Circuit Court of Appeals affirmed dismissal, no further appeal). On June 12, 2002, the Ohio Supreme Court voted 4-3 to reverse the dismissals of the Cincinnati case by the trial and appellate courts and remanded the case to the trial court for discovery proceedings. On September 20, 2002, the Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court and plaintiffs have filed a request for appeal to the Indiana Supreme Court. The remainder (Chicago and New York State) are on appeal from their complete dismissal. An 11th case, Boston, was voluntarily dismissed with prejudice by the City at the close of fact discovery and is now concluded.

       Of the remaining cases in which the Company has been served with process, two (Detroit/Wayne County and Newark) are on appeal from partial dismissal, two (Cleveland and New York City) are stayed, three (Camden City, St. Louis and Washington, DC) have pending motions to dismiss at the trial level, one (Wilmington) has a pending motion for summary judgment, one (the consolidated California case) is proceeding with discovery following dismissal of certain damage claims, and one (Jersey City) was filed on the same day that the Boston suit was dismissed but has not seen any significant activity.

      Legislation has been passed in approximately 30 states precluding suits of the type brought by the municipalities mentioned above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED

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

       A range of reasonably possible loss relating to unfavorable outcomes can not be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $837 million at September 30, 2002, is set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

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

      The Company has reported all cases instituted against it through June 30, 2002 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

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

                                             Three Months Ended                         Nine Months Ended
                                                September 30,                              September 30,
                                        2002                  2001                  2002                  2001
                                      ---------             ---------             ---------             ---------
Net Sales
     Firearms                         $  32,210             $  35,609             $ 108,366             $ 100,989
     Castings
          Unaffiliated                    5,830                 5,529                17,898                21,681
          Intersegment                    3,968                 5,240                13,268                23,455
                                      ---------             ---------             ---------             ---------
                                          9,798                10,769                31,166                45,136
     Eliminations                        (3,968)               (5,240)              (13,268)              (23,455)
                                      ---------             ---------             ---------             ---------
                                      $  38,040             $  41,138             $ 126,264             $ 122,670
                                      =========             =========             =========             =========
Income Before Income Taxes
     Firearms                         $   3,856             $   4,764             $  19,921             $  12,462
     Castings                            (2,059)                 (894)               (6,400)                 (587)
     Corporate                              473                   544                 1,165                 2,307
                                      ---------             ---------             ---------             ---------
                                      $   2,270             $   4,414             $  14,686             $  14,182
                                      =========             =========             =========             =========

                                                                                September 30,         December 31,
                                                                                    2002                  2001
                                                                                  ---------            ----------
Identifiable Assets
     Firearms                                                                     $  78,393            $   78,774
     Castings                                                                        23,217                27,351
     Corporate                                                                       94,525                98,253
                                                                                  ---------            ----------
                                                                                  $ 196,135            $  204,378
                                                                                  =========            ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company achieved consolidated net sales of $38.0 million and $126.3 million for the three and nine months ended September 30, 2002, respectively. This represents a decrease of 7.5% from third quarter sales in 2001 of $41.1 million and an increase of 2.9% from net sales of $122.7 million for the nine months ended September 30, 2001.

         Firearms segment net sales decreased by $3.4 million or 9.5% in the third quarter of 2002 to $32.2 million from $35.6 million in the third quarter of the prior year. For the nine months ended September 30, 2002, firearms segment net sales increased by $7.4 million or 7.3% to $108.4 million, compared to the corresponding 2001 period. Firearms unit shipments decreased 14.5% for the three month period and increased 5.2% for the nine month period ended September 30, 2002 from the comparable 2001 periods. The unit decrease for the quarter ended September 30, 2002 reflects an overall softness in demand compared with unusually strong demand in the third quarter of 2001. The increase for the nine month period ended September 30, 2002 reflects increased demand during the first half of 2002 for pistols, rifles, and single action revolvers. In 2002, the Company instituted a sales incentive program for its distributors which allows them to earn rebates of up to 1.5% if certain annual overall sales targets are achieved. This program replaces a similar sales incentive program in 2001 which allowed rebates of up to 5% if certain annual overall sales targets were achieved. On August 1, 2002, a consumer-driven sales incentive program for certain hunting rifles and revolvers commenced.

       Casting segment net sales increased by $0.3 million or 5.4% to $5.8 million in the three months ended September 30, 2002 from $5.5 million in the third quarter of 2001. For the nine months ended September 30, 2002, casting segment net sales decreased $3.8 million or 17.4% to $17.9 million. The reduction in casting segment sales for the nine months ended September 30, 2002 from the comparable 2001 period was due to an apparent weakened demand for both steel and titanium castings. The Company anticipates that total casting segment sales in 2002 may be below the level achieved in 2001. The Company continues to actively pursue other casting business opportunities.

         Consolidated cost of products sold for the third quarter of 2002 and the nine months ended September 30, 2002 was $31.1 million and $97.1 million compared to $32.9 million and $95.3 million in the corresponding 2001 periods, respectively, representing a decrease of 5.6% for the quarter and an increase of 1.9% for the nine month period. The decrease for the quarter reflects the decrease in firearms sales, partially offset by the increase in castings sales. Conversely, the increase for the nine month period was primarily attributable to increased firearms sales, partially offset by a decline in casting segment sales.

       For the third quarter of 2002, gross profit as a percent of net sales decreased to 18.2% from 19.9% in the third quarter of 2001. Gross profit as a percentage of net sales increased to 23.1% for the nine month period ended September 30, 2002 from 22.3% for the nine month period ended September 30, 2001. Margin erosion in the quarter ended September 30, 2002 was primarily caused by reduced firearms sales and the deterioration of castings margins. The improvement for the nine month period ended September 30, 2002 is attributable to increased firearm sales and the reversal of an overaccrual related to a pistol rebate program that ended December 31, 2001, partially offset by the deterioration of castings margins caused in part by declining castings sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


       Selling, general and administrative expenses increased $0.8 million to $5.2 million for the quarter ended September 30, 2002 compared with the prior year period principally reflecting increased national advertising expenditures. Selling, general and administrative expenses remained consistent for the nine months ended September 30, 2002 and 2001.

       Other income-net decreased by $0.1 million and $1.2 million in the quarter and nine months ended September 30, 2002, respectively, compared to the corresponding 2001 periods. The decrease for both periods in 2002 is due to decreased earnings on short-term investments as a result of declining interest rates and reduced principal.

         The effective income tax rate of 40.1% in the third quarter and nine months ended September 30, 2002 increased slightly from the income tax rate of 39.2% in the corresponding periods in 2001.

         As a result of the foregoing factors, consolidated net income for the three and nine months ended September 30, 2002 decreased to $1.4 million and increased to $8.8 million, respectively, from $2.7 million and $8.6 million for the three and nine months ended September 30, 2001, respectively.

Financial Condition

         At September 30, 2002, the Company had cash, cash equivalents and short-term investments of $62.4 million, working capital of $109.7 million and a current ratio of 4.9 to 1.

         Cash provided by operating activities was $12.6 million and $4.3 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash provided in 2002 is principally a result of the increase in inventories in 2001 compared to the decrease in inventories in 2002.

         The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's marketing year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February must be made by April 30. Generally, shipments made in subsequent months must be paid within approximately 90 days. Dating plan receivable balances were $9.3 million at September 30, 2002 compared to $8.3 million at September 30, 2001. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         Capital expenditures during the nine months ended September 30, 2002 totaled $1.8 million. For the past two years capital expenditures averaged approximately $1.1 million per quarter. For the fourth quarter of 2002, the Company expects to spend approximately $2 million on capital expenditures to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


         For the nine months ended September 30, 2002 dividends paid totaled $16.1 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March, June and September 2002. On October 24, 2002 the Company declared a regular quarterly dividend of $.20 per share payable on December 15, 2002. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

         Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 2002.

         In conjunction with the sale of its Uni-Cast division in June 2000, the Company extended credit to the purchaser in the form of a note and a line of credit, both of which are collateralized by certain of the assets of Uni-Cast. During July 2002, the Company established an additional collateralized line of credit for the purchaser and, as of September 30, 2002, the total amount due from the purchaser was $2.2 million. The Company purchases aluminum castings used in the manufacture of certain models of pistols exclusively from Uni-Cast.

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

       Of the lawsuits brought by municipalities or a state Attorney General, 10 have been dismissed as a matter of law. Six of those cases are concluded (Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate Appellate Court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; and Philadelphia - Third Circuit Court of Appeals affirmed dismissal, no further appeal). On June 12, 2002, the Ohio Supreme Court voted 4-3 to reverse the dismissals of the Cincinnati case by the trial and appellate courts and remanded the case to the trial court for discovery proceedings. On September 20, 2002, the Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court and plaintiffs have filed a request for appeal to the Indiana Supreme Court. The remainder (Chicago and New York State) are on appeal from their complete dismissal. An 11th case, Boston, was voluntarily dismissed with prejudice by the City at the close of fact discovery and is now concluded.

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

       Legislation has been passed in approximately 30 states precluding suits of the type brought by the municipalities mentioned above.

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

       Subsequent to the passage of the Sarbanes-Oxley Act of 2002, the Company extended approximately $35,000 of credit to an officer of the Company. This extension of credit may have been in violation of the Sarbanes-Oxley Act of 2002. In recognition of this potential violation, this officer subsequently repaid this balance to the Company.

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

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and President, Chief Operating Officer and Treasurer have both concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are adequately designed to ensure that the information the Company is required to disclose in its reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported on a timely basis. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls and there have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of such evaluation by the officers.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The nature of the legal proceedings against the Company is discussed in
Note 7 to the condensed consolidated financial statements included in this Form 10-Q report, which is incorporated herein by reference.

         The Company has reported all cases instituted against it through June 30, 2002, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

       One previously-reported case was formally instituted against the Company during the three months ended September 30, 2002, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process;

       City of Jersey City v. Company, et. al. (NJ) in the Superior Court of New Jersey Law Division, Hudson County. The Company learned of this complaint on March 27, 2002, but was not served until September 19, 2002. The complaint alleges that the defendants have created a public nuisance to the City of Jersey City because of their allegedly negligent marketing and distribution practices. Plaintiffs seek injunctive relief, compensatory and punitive damages, plus other costs to be determined by the Court.

       During the three months ending September 30, 2002, no previously-reported cases were settled.

       On September 20, 2002, the Indiana Court of Appeals affirmed the dismissal of the previously-reported City of Gary (IN) lawsuit on all counts as to all manufacturers. A request for leave to appeal has been filed with the Indiana Supreme Court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) The Company filed a Current Report on Form 8-K relating to the death of William B. Ruger, Company Founder and Chairman Emeritus, on July 10, 2002.

                          STURM, RUGER & COMPANY, INC.

             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STURM, RUGER & COMPANY, INC.
                              ------------------------------------------------




Date:  November 4, 2002       S/ERLE G. BLANCHARD
                              ------------------------------------------------
                              Erle G. Blanchard
                              Principal Financial and Accounting Officer,
                              President, Chief Operating Officer and Treasurer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William B. Ruger, Jr., Chief Executive Officer of Sturm, Ruger & Company, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Sturm, Ruger & Company, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 4, 2002



S/WILLIAM B. RUGER, JR.
-----------------------
William B. Ruger, Jr.
Chief Executive Officer



See also the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are also attached to this report as Exhibits 99.1 and 99.2.

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Erle G. Blanchard, President, Chief Operating Officer and Treasurer of Sturm, Ruger & Company, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Sturm, Ruger & Company, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 4, 2002



S/ERLE G. BLANCHARD
----------------------------------
Erle G. Blanchard
President, Chief Operating Officer
and Treasurer



See also the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are also attached to this report as Exhibits 99.1 and 99.2.