Form 10-K
period 2002-12-31
STURM RUGER & CO INC
filed 2003-03-26
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                          COMMISSION FILE NUMBER 0-4776

                          STURM, RUGER & COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         06-0633559
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

  LACEY PLACE, SOUTHPORT, CONNECTICUT                               06890
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |X| NO | |

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2002:

Common Stock, $1 par value - $297,346,119

The number of shares outstanding of the issuer's common stock as of March 15, 2003:

Common Stock, $1 par value - 26,910,720 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 6, 2003 are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                                            PART I

Item 1.  Business .....................................................................       3

Item 2.  Properties ...................................................................       9

Item 3.  Legal Proceedings ............................................................      10

Item 4.  Submission of Matters to a Vote of Security Holders ..........................      13

                                           PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters .........      14

Item 6.  Selected Financial Data ......................................................      14

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations .................................................................      14

Item 7A. Quantitative and Qualitative Disclosures about Market Risk ...................      14

Item 8.  Financial Statements and Supplementary Data ..................................      14

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial
           Disclosure .................................................................      15

                                           PART III

Item 10. Directors and Executive Officers of the Registrant ...........................      15

Item 11. Executive Compensation .......................................................      15

Item 12. Security Ownership of Certain Beneficial Owners and Management ...............      15

Item 13. Certain Relationships and Related Transactions ...............................      16

Item 14. Controls and Procedures ......................................................      16

                                            PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............      17

Signatures ............................................................................      21
Certifications Pursuant to Sarbanes-Oxley Act of 2002 .................................      22
Exhibit Index..........................................................................      24
Schedule II - Valuation and Qualifying Accounts .......................................      28

PART I

ITEM 1--BUSINESS

Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms and precision metal investment castings. The Company is the only U.S. firearms manufacturer which offers products in all four industry categories (rifles, shotguns, pistols, and revolvers) and believes that it is the largest U.S. firearms manufacturer, based on data reported in the Bureau of Alcohol, Tobacco and Firearms' 2000 Annual Firearms Manufacturing and Exportation Report ("BATF Data"). The Company, which has been profitable every year since 1950, believes it has a preeminent reputation among sportsmen, hunters, and gun collectors for technical innovation and quality construction, based on reports in industry and business publications. The Company also sells firearms to the law enforcement market. The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.

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

The Company's ongoing commitment to the development and introduction of new models of firearms in appropriate product categories continues to generate new offerings. In 2003, we will introduce several novel offerings including four models chambered for the popular new high velocity .17 Hornady Magnum Rimfire (.17 HMR) cartridge; the Ruger Model 96/17M, the Ruger New Model Single-Six, the Ruger Target Grey(R) Varmint Model 77/17M, and the Ruger Model 77/17M in blued alloy steel with a synthetic stock. Also new in 2003, the Company plans to introduce the Ruger 12 gauge Target Grey(R) All-Weather Red Label Shotgun, the Ruger New Model Bisley Hunter revolver, the Ruger "Bird's Head" Grip Vaquero with simulated ivory grips, and the 50th Anniversary Ruger New Model Single-Six.

The Company is also engaged in the manufacture of titanium and ferrous investment castings for a wide variety of markets including sporting goods, commercial, and military. The Company produces steel marine propellers, titanium hand tools, and various titanium and steel castings for a number of customers. The Company plans to continue to pursue other titanium and steel castings markets.

For the years ended December 31, 2002, 2001, and 2000, net sales attributable to the Company's firearms operations were approximately 86%, 85%, and 82%, respectively, of total net sales. The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations. Further information regarding industry segment data is incorporated by reference to pages 20 and 21 of the Company's 2002 Annual Report to Stockholders.

PRODUCTS--FIREARMS

The Company presently manufactures 34 different types of firearm products in four industry categories: rifles, shotguns, pistols, and revolvers. Most are available in several models based upon caliber, finish, barrel length, and other features.

RIFLES--A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. The Company presently manufactures fifteen different types of rifles: the M77 Mark II, the M77 Mark II Magnum, the 77/17, the 77/22, the 77/44, the 10/22, the Model 96/22, the Model 96/44, the Model 96/17, the Mini-14, the Mini Thirty, the Ruger Carbine, the Deerfield Carbine (99/44), the No. 1 Single-Shot, and the 77/50 Muzzle Loader. Sales of rifles by the Company accounted for approximately $69.1 million, $72.8 million, and $73.2 million of revenues for the years 2002, 2001, and 2000, respectively.

SHOTGUNS--A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. The Company presently manufactures two different types of over-and-under shotguns: the Red Label available in 12, 20, and 28 gauge and the Woodside available in 12 gauge. Most of the Red Label models are available in special Sporting Clays, English Field, All-Weather and engraved versions. The Company will shortly begin manufacture of a side-by-side shotgun in 12 gauge. Sales of shotguns by the Company accounted for approximately $6.0 million, $6.1 million, and $11.4 million of revenues for the years 2002, 2001, and 2000, respectively.

PISTOLS--A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The Company presently manufactures three different types of pistols, the Ruger Mark II .22 caliber in Standard, Competition, and Target models, the Ruger 22/45, and the P-Series centerfire autoloading pistols in various calibers, configurations, and finishes. Sales of pistols by the Company accounted for approximately $25.8 million, $26.6 million, and $43.2 million of revenues for the years 2002, 2001, and 2000, respectively.

REVOLVERS--A revolver is a handgun which has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. The Company presently manufactures ten different types of single-action revolvers in a variety of calibers, configurations, and finishes: the New Model Single-Six, the New Model ..32 Magnum Super Single-Six, the New Model Blackhawk, the New Model Super Blackhawk, the Vaquero, the Ruger Bisley, the Old Army Cap & Ball, the New Bearcat, the Bisley Vaquero, and the Bisley Hunter. The Company presently manufactures four different types of double-action revolvers: the SP101, the GP100, the Redhawk, and the Super Redhawk. Sales of revolvers by the Company accounted for approximately $34.3 million, $37.9 million, and $34.0 million of revenues for the years 2002, 2001, and 2000, respectively.

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $4.6 million, $4.2 million, and $4.6 million of revenues for the years 2002, 2001, and 2000, respectively.

PRODUCTS--INVESTMENT CASTINGS

The investment castings products currently manufactured by the Company consist of titanium, chrome-molybdenum, stainless steel, nickel, and cobalt alloys. The Company produces steel marine propellers, steel and titanium hand tools, and various other titanium and steel castings for a number of customers.

Ruger Investment Casting ("RIC"), which includes the Antelope Hills foundry, is located in Prescott, Arizona and engineers and produces titanium and ferrous castings.

The Pine Tree Castings Division of the Company, located in Newport, New Hampshire, engineers and produces ferrous castings for a wide range of commercial customers.

The Company sold the assets of its Uni-Cast Division, which was located in Manchester, New Hampshire, on June 2, 2000. Uni-Cast's activity was immaterial in 2000. Currently, Uni-Cast is a third party supplier of aluminum castings used in the manufacture of certain pistols.

Sales from the Company's investment casting operations (excluding intercompany transactions) accounted for approximately $21.8 million, $26.7 million, and $36.2 million, or 14%, 15%, and 18% of the Company's total net sales for 2002, 2001, and 2000, respectively.

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

All of the titanium investment castings and some of the ferrous investment castings products are manufactured by the Company's RIC-Prescott Division. This facility is one of the largest investment castings facilities in the Southwest. After a review of the castings business it was determined that a portion of the casting production capacity at the RIC-Prescott Division will not be utilized in the short-term. Therefore, in the fourth quarter of 2002, a $3.3 million pretax charge to earnings was recorded to recognize an impairment loss on certain of the investment castings segment assets. The Company is, however, committed to this business and believes it can ultimately benefit the Company.

The Company's RIC-Newport Division (formerly Pine Tree Castings) manufactures ferrous investment castings.

Raw materials including wax, ceramic material, and metal alloys necessary for the production of investment cast products are supplied to the Company through third parties. The Company believes that these raw materials are readily available from multiple sources at competitive prices.

MARKETING AND DISTRIBUTION

FIREARMS--The Company's firearms are primarily marketed through a network of selected licensed independent wholesale distributors who purchase the products directly from the Company. They resell to Federally-licensed retail firearms dealers and legally authorized end-users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 16 distributors service the domestic commercial market, with an additional 13 servicing the domestic law enforcement market and two servicing the Canadian market. Three of these distributors service both the domestic commercial market and the domestic law enforcement market. AcuSport Corporation accounted for approximately 17%, 21%, and 20% of net firearms sales and 15%, 17%, and 16% of consolidated net sales in 2002, 2001, and 2000, respectively. Davidson's Supply Company, accounted for approximately 14% of net firearms sales in both 2001 and 2000, and 12% and 11% of consolidated net sales in 2001 and 2000, respectively. Jerry's Sport Center, accounted for approximately 12% of the Company's net sales of firearms and 10% of consolidated net sales in 2000. The Company employs four employees and one independent contractor who service these distributors and call on dealers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end-users, rather than from the Company's distributors, the Company believes that the loss of any distributor would not have a material adverse effect on the Company, but may have a material impact on the Company's financial results for a particular period. The Company considers its relationships with its distributors to be satisfactory.

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

In the fourth quarter of 2002, the Company received annual orders from its distributors for the 2003 marketing year. As of March 1, 2003, unfilled firearms orders were approximately $98.2 million as compared to approximately $128 million at March 1, 2002.

Most of the firearms manufactured by the Company are sold on terms requiring payment in full within 30 days. However, certain products which are generally used during the fall hunting season are sold pursuant to a "dating plan" which, in general, allows the purchasing distributor to buy the products commencing in December, the normal start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. Management believes that this dating plan serves to level out the demand for these seasonal products throughout the entire year and facilitates an efficient manufacturing schedule. The Company does not consider its overall firearms business to be predictably seasonal; however, sales of certain models of firearms are usually lower in the third quarter of the year.

INVESTMENT CASTINGS--The investment casting segment's principal markets are sporting goods, commercial, and military. Sales are made directly to customers or through manufacturers' representatives. The Company produces steel marine propellers, steel and titanium hand tools, and various other products for a number of customers. Sales of titanium golf club heads to Karsten Manufacturing Corporation ("Ping") were $8.2 million, $11.9 million and $14.8 million in 2002, 2001 and 2000, respectively. Shipments to Karsten Manufacturing Corporation in 2003 are expected to decline significantly. The Company plans to continue to pursue other titanium and steel castings markets.

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

The Company believes that it can compete effectively with its present domestic competitors and has expended significant amounts of resources on both expanding and modernizing its investment casting facilities during the last several years. However, after a review of the castings business the Company recorded a $3.3 million pretax charge to earnings in the fourth quarter of 2002 to recognize an impairment loss on certain of the investment castings segment assets due to anticipated underutilization of casting production capacity.

EMPLOYEES

As of March 1, 2003, the Company employed 1,390 full-time employees of which approximately 51% had at least ten years of service with the Company.

None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a strike during its entire 53-year history and believes its employee relations are satisfactory.

RESEARCH AND DEVELOPMENT

In 2002, 2001, and 2000, the Company spent approximately $0.7 million, $0.8 million, and $1.0 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 28, 2003, the Company had approximately 33 employees engaged in research and development activities as part of their responsibilities.

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

       Name                Age                      Position With Company
       ----                ---                      ---------------------
William B. Ruger, Jr.       63       Chairman of the Board, Chief Executive Officer and
                                        Director
Erle G. Blanchard           56       Vice Chairman, President, Chief Operating Officer,
                                        Treasurer and Director
Stephen L. Sanetti          53       Vice Chairman, Senior Executive Vice President, General
                                        Counsel and Director
Leslie M. Gasper            49       Corporate Secretary

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

WHERE YOU CAN FIND MORE INFORMATION.

The Company is a reporting company and is therefore subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and accordingly files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, the Company's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be accessible free of charge through the Company's Internet site after the Company has electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.ruger.com. However, such reports will not be accessible through the Company's website as promptly as they are accessible on the SEC's website until later technical improvements are made to the Company's website.

ITEM 2--PROPERTIES

The Company's manufacturing operations are carried out at three facilities. The following table sets forth certain information regarding each of these facilities:

                             Approximate
                           Aggregate Usable
                             Square Feet               Status           Segment
                           ----------------            ------           -------
Newport, New Hampshire          350,000                 Owned      Firearms/Castings
Prescott, Arizona               230,000                Leased      Firearms/Castings
Prescott, Arizona               110,000                 Owned              Castings

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

ITEM 3--LEGAL PROCEEDINGS

As of December 31, 2002, the Company is a defendant in approximately 28 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

      (i) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories, and

      (ii) those brought by cities, municipalities, counties, associations, individuals and one state Attorney General against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. None of the municipal cases allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

Of the lawsuits brought by municipalities or a state Attorney General, ten have been dismissed as a matter of law. Eight of those cases are now concluded (Atlanta - dismissal by intermediate Appellate Court, no further appeal; Boston
- voluntarily dismissed with prejudice after withdrawal by the city; Bridgeport
- dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate Appellate Court, Florida Supreme Court declined review; New Orleans
- dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - Third Circuit Court of Appeals affirmed dismissal, no further appeal; and Wilmington - dismissed, no further appeal).

On September 20, 2002, the Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the city has filed a petition for review by the Indiana Supreme Court. The Washington, D.C. case was also dismissed by the trial court on December 16, 2002. The New York State case is on appeal from its complete dismissal. On June 12, 2002, the Ohio Supreme Court voted 4-3 to reverse the dismissals of the Cincinnati case by the trial and appellate courts and remanded the case to the trial court for discovery proceedings. The Chicago case was dismissed by the trial court, but the dismissal was reversed by the Illinois Court of Appeals and defendants have appealed to the Illinois Supreme Court. On March 7, 2003, the trial court dismissed all manufacturer defendants from the consolidated California cities case.

Of the remaining cases in which the Company has been served with process, two (Detroit/Wayne County and Newark) are on appeal from partial dismissal, two (Cleveland and New York City) are stayed, two (Camden City and St. Louis) have pending motions to dismiss at the trial level, and one (Jersey City) was filed on the same day the Boston suit was dismissed but has not seen any significant activity.

The NAACP case is set for trial in March, 2003, but dispositive motions will be filed for adjudication by the trial court prior to trial.

Legislation has been passed in approximately 30 states precluding suits of the type brought by the municipalities mentioned above. They include Alabama, Alaska, Arizona, Arkansas, Colorado, Florida, Georgia, Idaho, Indiana, Kansas, Kentucky, Louisiana, Maine, Michigan, Mississippi, Missouri, Montana, Nevada, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia and Wyoming. Some statutes do, and some do not, have retroactive effect upon suits pending on their dates of enactment. A federal preemption bill had 42

Senate and 235 House co-sponsors, but was not brought to a floor vote in 2002. It is expected to be reintroduced in 2003.

The Company's management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, it is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company's financial results for a particular period.

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

The Company has reported all cases instituted against it through September 30, 2002, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

For a description of all pending lawsuits against the Company through September 30, 2002, reference is made to the discussion under the caption "Item 3. LEGAL PROCEEDINGS" of the Company's Annual Reports on Form 10-K for the years ended December 31, 1998 and 1999, and to the discussion under caption "Item 1. LEGAL PROCEEDINGS" of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995, June 30, 1996, September 30, 1997, March 31, June 30, and September 30, 1999, March 31 and September 30, 2000, September 30, 2001, and March 31, 2002.

Two cases were formally instituted against the Company during the three months ended December 31, 2002, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process:

Henry v. Company, et al, (GA) in the Superior Court of Johnson County, State of Georgia. The Company was served with the complaint on October 23, 2002. The complaint alleges that a Ruger M77 Mark II rifle "exploded," resulting in partial hearing loss as well as claimed injuries to the plaintiff's face, head, and eyes. Plaintiff is seeking $150,000 in damages.

Lemongello, et al v. Company, et al, (WV) in the Circuit Court of Kanawha County, West Virginia. The Company was served with the complaint on November 18, 2002. The complaint alleges the Company failed to use reasonable care to prevent the sale of a pistol by a retail dealer to a purchaser who subsequently transferred it to a convicted felon and alleges that as a result, the plaintiffs were intentionally shot with a pistol manufactured by the Company. Plaintiffs are seeking punitive and compensatory damages, plus fees, costs, and other relief deemed appropriate by the Court.

During the three months ending December 31, 2002, one previously-reported case was settled:

      Case Name                  Jurisdiction
      ---------                  ------------
      Larkins                    Missouri

The settlement amount was within the limits of the Company's self-insurance coverage or self-insurance retention.

On November 4, 2002, the Illinois Appellate Court reversed and remanded the dismissal of the previously reported City of Chicago (IL) municipal lawsuit. The Company and co-defendants have petitioned the Illinois Supreme Court for leave to appeal.

On November 27, 2002, the trial court granted the defendants' motion for summary judgment and dismissed the remaining counts of the previously reported City of Wilmington (DE) municipal lawsuit in favor of the Company and other defendants. On December 26, 2002, the mayor of Wilmington stated that the city would not appeal this dismissal, and the case is now closed.

On December 16, 2002, judgment of dismissal on the pleadings was entered in favor of all defendants as to all counts in the previously reported District of Columbia (DC) municipal lawsuit. Plaintiffs have filed a notice of appeal.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from pages 4 and 23 of the Company's 2002 Annual Report to Stockholders.

ITEM 6--SELECTED FINANCIAL DATA

The information required for this Item is incorporated by reference from page 4 of the Company's 2002 Annual Report to Stockholders.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for this Item is incorporated by reference from pages 5 through 8 of the Company's 2002 Annual Report to Stockholders.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changing interest rates on its investments, which consists primarily of United States Treasury instruments with short-term (less than one year) maturities and cash. The interest rate market risk implicit in the Company's investments at any given time is low, as the investments mature within short periods and the Company does not have significant exposure to changing interest rates on invested cash.

The Company has not undertaken any actions to cover interest rate market risk and is not a party to any interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's earnings or cash flow. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company's investments.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A)   FINANCIAL STATEMENTS

      The consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002 and the report dated February 10, 2003 of KPMG LLP, independent auditors, are incorporated by reference from pages 12 through 22 of the Company's 2002 Annual Report to Stockholders.

      The report dated February 9, 2001 of Ernst & Young LLP, independent auditors, is included as Exhibit 23.3.

(B)   SUPPLEMENTARY DATA

      Quarterly results of operations for 2002 and 2001 are incorporated by reference from page 21 of the Company's 2002 Annual Report to Stockholders.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to the directors of the Company under the caption "ELECTION OF DIRECTORS" on pages 2 through 4 of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 6, 2003 is incorporated by reference into this Report. The information set forth under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 18 of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 6, 2003 is incorporated by reference into this Report. The information as to executive officers of the Company is included in Part I hereof under the caption "Executive Officers of the Company" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11--EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 6, 2003 under the captions "THE BOARD OF DIRECTORS, ITS COMMITTEES AND DIRECTOR COMPENSATION," "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "EXECUTIVE COMPENSATION," "OPTION GRANTS/SAR GRANTS IN LAST FISCAL YEAR," "AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES," "PENSION PLAN TABLE," "SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE," and "COMPANY STOCK PRICE PERFORMANCE" on pages 5 through 15.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 6, 2003 under the captions "ELECTION OF DIRECTORS," "PRINCIPAL STOCKHOLDERS," and "SECURITY OWNERSHIP OF MANAGEMENT" on pages 2 through 4, 17, and 18.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 6, 2003 under the captions "THE BOARD OF DIRECTORS, ITS COMMITTEES AND DIRECTOR COMPENSATION," "EXECUTIVE COMPENSATION," "OPTION GRANTS/SAR GRANTS IN LAST FISCAL YEAR", AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES," and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on pages 5, 6, 9 through 12, and 18.

ITEM 14--CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") and its internal controls and procedures for financial reporting (the "Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Operating Officer and Treasurer ("COO"). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the COO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. Appearing immediately following the signature pages of this Annual Report there are Certifications of the CEO and the COO. The Certifications are required by
Section 302 of the Sarbanes-Oxley Act of 2002.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

The Company's management, including the CEO and COO, does not expect that the Disclosure Controls or Internal Controls will prevent all error and all fraud because of the inherent limitations of control systems. Any control system, no matter how well conceived and operated, can only provide a reasonable assurance that the objectives of the control system are met. In addition, the design of any system of controls is based in part upon certain assumptions about the probability of future events. The design of a control system must also reflect the fact that there are resource constraints for any company, and the benefits of controls must be considered relative to their costs to the company. Furthermore, judgments in decision-making can be faulty, breakdowns can occur because of individual error or mistake, and controls can be circumvented by other individual acts, by collusion of two or more people, or by management override. For these reasons and others, no evaluation of controls can provide absolute assurance that all control issues and instances of error, mistake or fraud, if any, within the Company have been detected.

SCOPE OF THE CONTROLS EVALUATION

The Controls Evaluation included a review of the objectives, design and implementation by the Company of its system of controls, and the effect of the controls on the information generated for use in this Annual Report. The CEO and COO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of this and the Company's other evaluation activities are to monitor its Disclosure Controls and Internal Controls and to make modifications as necessary. The Company intends that its Disclosure Controls and Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant from time to time. Among other matters, the CEO and COO sought in their evaluation to determine whether there were any material weaknesses in the Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Internal Controls.

CONCLUSIONS

Our CEO and COO have concluded that, based upon the Controls Evaluation and subject to the limitations described above, the Disclosure Controls are effective to ensure that material information relating to the Company is made known to the management of the Company in a timely manner, particularly during the period in which this Annual Report was being prepared, and that the Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in the Internal Controls or in other factors that could significantly affect the Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-K.

      (1)   Financial Statements:

            Consolidated Balance Sheets--December 31, 2002 and 2001

            Consolidated Statements of Income--Years ended December 31, 2002, 2001, and 2000

            Consolidated Statements of Stockholders' Equity--Years ended December 31, 2002, 2001, and 2000

            Consolidated Statements of Cash Flows--Years ended December 31, 2002, 2001, and 2000

            Notes to Consolidated Financial Statements

            Report of KPMG LLP

      This information is incorporated by reference from the Company's 2002 Annual Report to Stockholders as noted in Item 8.

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

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

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

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

            Exhibit 10.8 Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors.

            Exhibit 13.1 Annual Report to Stockholders of the Company for the year ended December 31, 2002. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

            Exhibit 23.1      Consent and Report on Schedule of Independent
                              Auditors.

            Exhibit 23.2      Consent of Ernst & Young LLP, Independent Auditors

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

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

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

            Exhibit 99.7 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended March 31, and September 30, 2000, SEC File No. 1-10435, incorporated by reference in
                              Item 3 LEGAL PROCEEDINGS.

            Exhibit 99.8 Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarter ended September 30, 2001, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

            Exhibit 99.9 Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2002, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

            Exhibit 99.10 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 99.11 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Report on Form 8-K filed in the fourth quarter of 2002:

On December 19, 2002, the Company filed a Current Report on Form 8-K regarding an update to stockholders and other interested parties on preliminary estimates for the fourth quarter and year ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               STURM, RUGER & COMPANY, INC.
                                           -------------------------------------
                                                      (Registrant)


                                           S/ LESLIE M. GASPER
                                           -------------------------------------
                                           Leslie M. Gasper
                                           Corporate Secretary

                                           March 25, 2003
                                           -------------------------------------
                                           Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


S/ WILLIAM B. RUGER, JR.        3/25/03    S/ ERLE G. BLANCHARD          3/25/03
---------------------------------------    -------------------------------------
William B. Ruger, Jr.                      Erle G. Blanchard
Chairman of the Board, Chief Executive     Vice Chairman, President, Chief
Officer and Director                       Operating Officer, Treasurer and
(Principal Executive Officer)              Director (Principal Financial
                                           Officer)


S/ STEPHEN L. SANETTI           3/25/03    S/ JOHN M. KINGSLEY, JR.      3/25/03
---------------------------------------    -------------------------------------
Stephen L. Sanetti                         John M. Kingsley, Jr.
Vice Chairman, Senior Executive Vice       Director
President, General Counsel and Director


S/ STANLEY B. TERHUNE           3/25/03    S/ RICHARD T. CUNNIFF         3/25/03
---------------------------------------    -------------------------------------
Stanley B. Terhune                         Richard T. Cunniff
Director                                   Director


S/ TOWNSEND HORNOR              3/25/03    S/ PAUL X. KELLEY             3/25/03
---------------------------------------    -------------------------------------
Townsend Hornor                            Paul X. Kelley
Director                                   Director


S/ JAMES E. SERVICE             3/25/03
---------------------------------------
James E. Service
Director

                                  CERTIFICATION

I, William B. Ruger, Jr., Chief Executive Officer of Sturm, Ruger & Company, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Sturm, Ruger & Company, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


S/ WILLIAM B. RUGER, JR.
----------------------------
William B. Ruger, Jr.
Chief Executive Officer

Date: March 25, 2003

                                  CERTIFICATION

I, Erle G. Blanchard, President, Chief Operating Officer and Treasurer of Sturm, Ruger & Company, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Sturm, Ruger & Company, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


S/ ERLE G. BLANCHARD
----------------------------------
Erle G. Blanchard
President, Chief Operating Officer
and Treasurer

Date: March 25, 2003

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

                                                                                     Page No.
                                                                                     --------
            Exhibit 10.5      Sturm, Ruger & Company, Inc. Supplemental
                              Executive Retirement Plan (Incorporated by
                              reference to Exhibit 10.5 to the Company's Annual
                              Report on Form 10-K for the year ended December
                              31, 1995, SEC File No. 0-4776).

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

            Exhibit 10.8      Sturm, Ruger & Company, Inc. 2001 Stock Option
                              Plan for Non-Employee Directors.

            Exhibit 13.1      Annual Report to Stockholders of the Company for
                              the year ended December 31, 2002. Except for those
                              portions of such Annual Report to Stockholders
                              expressly incorporated by reference into the
                              Report, such Annual Report to Stockholders is
                              furnished solely for the information of the
                              Securities and Exchange Commission and shall not
                              be deemed a "filed" document.                           29

            Exhibit 23.1      Consent and Report on Schedule of Independent
                              Auditors.                                               47

            Exhibit 23.2      Consent of Ernst & Young LLP, Independent Auditors      48

            Exhibit 23.3      Opinion of Ernst & Young LLP                            49

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

            Exhibit 99.4      Item 1 LEGAL PROCEEDINGS from the Annual Report on
                              Form 10-K of the Company for the year ended
                              December 31, 1998, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                              PROCEEDINGS.

                                                                                     Page No.
                                                                                     --------
            Exhibit 99.5      Item 1 LEGAL PROCEEDINGS from the Quarterly
                              Reports on Form 10-Q of the Company for the
                              quarters ended March 31, June 30, and September
                              30, 1999, SEC File No. 1-10435, incorporated by
                              reference in Item 3 LEGAL PROCEEDINGS.

            Exhibit 99.6      Item 3 LEGAL PROCEEDINGS from the Annual Report on
                              Form 10-K of the Company for the year ended
                              December 31, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL
                              PROCEEDINGS.

            Exhibit 99.7      Item 1 LEGAL PROCEEDINGS from the Quarterly
                              Reports on Form 10-Q of the Company for the quarters ended March 31, and September 30, 2000,
                              SEC File No. 1-10435, incorporated by reference in
                              Item 3 LEGAL PROCEEDINGS.

            Exhibit 99.8      Item 1 LEGAL PROCEEDINGS from the Quarterly
                              Reports on Form 10-Q of the Company for the quarter ended September 30, 2001, SEC File No.
                              1-10435, incorporated by reference in Item 3 LEGAL
                              PROCEEDINGS.

            Exhibit 99.9 Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended
                              March 31, 2002, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

            Exhibit 99.10     Certification Pursuant to 18 U.S.C. Section 1350
                              as Adopted Pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002                            50

            Exhibit 99.11     Certification Pursuant to 18 U.S.C. Section 1350
                              as Adopted Pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002                            51

                          YEAR ENDED DECEMBER 31, 2002

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

                            ITEMS 15(a)(2) AND 15(d)
                          FINANCIAL STATEMENT SCHEDULE

                  Sturm, Ruger & Company, Inc. and Subsidiaries

           Item 15(a)(2) and Item 15(d)--Financial Statement Schedule

                 Schedule II--Valuation and Qualifying Accounts

                                 (In Thousands)

             COL. A                         COL. B                 COL. C               COL. D          COL. E
             ------                         ------                 ------               ------          ------
                                                                 ADDITIONS
                                                         -------------------------
                                                             (1)           (2)
                                                                        Charged to                      Balance
                                          Balance at     Charged to       Other                          at End
                                          Beginning      Costs and       Accounts                          of
           Description                    of Period       Expenses      -Describe     Deductions         Period
           -----------                    ---------       --------      ---------     ----------         ------
Deductions from asset accounts:
   Allowance for doubtful accounts:
     Year ended December 31, 2002           $1,061         $    83                     $  695(a)         $  449
                                            ------         -------                     ------            ------
     Year ended December 31, 2001           $1,252                                     $  191(a)         $1,061
                                            ------         -------                     ------            ------
     Year ended December 31, 2000           $1,392         $  (125)                    $   15(a)         $1,252
                                            ------         -------                     ------            ------

   Allowance for discounts:
     Year ended December 31, 2002           $1,145         $ 4,111                     $4,473(b)         $  783
                                            ------         -------                     ------            ------
     Year ended December 31, 2001           $1,130         $ 4,346                     $4,331(b)         $1,145
                                            ------         -------                     ------            ------
     Year ended December 31, 2000           $1,749         $ 6,696                     $7,315(b)         $1,130
                                            ------         -------                     ------            ------

(a)   Accounts written off

(b)   Discounts taken