Form 10-Q
period 2003-03-31
STURM RUGER & CO INC
filed 2003-05-09
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from_______________ to _______________

                          Commission file number 0-4776

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      06-0633559
--------------------------------              ----------------------------------
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                       identification no.)

  Lacey Place, Southport, Connecticut                       06890
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip code)

                                 (203) 259-7843
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         The number of shares outstanding of the issuer's common stock as of March 31, 2003: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--March 31, 2003 and
December 31, 2002                                                                3

Condensed consolidated statements of income--Three months ended
March 31, 2003 and 2002                                                          5

Condensed consolidated statements of cash flows--Three months
ended March 31, 2003 and 2002                                                    6

Notes to condensed consolidated financial statements--March 31, 2003             7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             19

Item 4.  Controls and Procedures                                                19

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                      20
Item 6.  Exhibits and Reports on Form 8-K                                       20

SIGNATURES                                                                      21

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-
OXLEY ACT OF 2002                                                               22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
   STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                              March 31,     December 31,
                                                2003           2002
                                              ---------     ----------
                                             (unaudited)      (Note)
ASSETS

 Current Assets
  Cash and cash equivalents                   $   3,061     $    3,598
  Short-term investments                         51,400         49,776
  Trade receivables, less allowances for
    doubtful accounts ($448 and $449) and
    discounts ($386 and $783)                    14,302         14,026
  Inventories:
    Finished products                            16,494         16,999
    Materials and products in process            35,446         34,629
                                              ---------     ----------
                                                 51,940         51,628

  Deferred income taxes                           7,046          6,985
  Prepaid expenses and other current assets       1,361          4,536
                                              ---------     ----------
                   Total current assets         129,110        130,549

 Property, plant and equipment                  155,098        153,732
  Less allowances for depreciation             (126,025)      (124,538)
                                              ---------     ----------
                                                 29,073         29,194

 Deferred income taxes                            8,956          9,594
 Other assets                                    14,612         14,621
                                              ---------     ----------
                                              $ 181,751     $  183,958
                                              =========     ==========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
   STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                    March 31,     December 31,
                                                      2003           2002
                                                    ---------     ----------
                                                   (unaudited)      (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Trade accounts payable and accrued expenses      $   5,388     $    5,080
   Product liability                                    4,000          4,000
   Employee compensation and benefits                   6,954          7,324
   Workers' compensation                                4,801          4,765
   Dividends payable                                        -          5,382
   Income taxes                                           858            882
                                                    ---------     ----------
              Total current liabilities                22,001         27,433

 Accrued pension liability                              6,712          6,423
 Deferred income taxes                                  5,886          5,886
 Product liability accrual                              4,642          6,233
 Contingent liabilities --Note 8                            -              -

 Stockholders' Equity
   Common Stock, non-voting, par value $1:
     Authorized shares 50,000; none issued                  -              -
   Common Stock, par value $1: Authorized shares -
     40,000,000; issued and outstanding 26,910,720     26,911         26,911
   Additional paid-in capital                           2,508          2,508
   Retained earnings                                  121,176        116,649
   Accumulated other comprehensive income              (8,085)        (8,085)
                                                    ---------     ----------
                                                      142,510        137,983
                                                    ---------     ----------
                                                    $ 181,751     $  183,958
                                                    =========     ==========

Note:

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                                  Three Months Ended March 31,
                                                     2003              2002
                                                  ----------------------------
Net firearms sales                                $   36,483         $  42,729
Net castings sales                                     4,649             5,711
                                                  ----------         ---------

Total net sales                                       41,132            48,440

Cost of products sold                                 28,695            36,160
                                                  ----------         ---------
Gross profit                                          12,437            12,280

Expenses:
  Selling                                              3,897             3,532
  General and administrative                           1,375             1,713
                                                  ----------         ---------
                                                       5,272             5,245
                                                  ----------         ---------
Operating profit                                       7,165             7,035

Other income-net                                         392               419
                                                  ----------         ---------

            Income before income taxes                 7,557             7,454

Income taxes                                           3,030             2,922
                                                  ----------         ---------

                            Net income            $    4,527         $   4,532
                                                  ==========         =========

Earnings per share
  Basic                                           $     0.17         $    0.17
                                                  ==========         =========
  Diluted                                         $     0.17         $    0.17
                                                  ==========         =========

Cash dividends per share                          $     0.20         $    0.20
                                                  ==========         =========

Average shares outstanding
  Basic                                               26,911            26,911
                                                  ==========         =========
  Diluted                                             26,911            26,997
                                                  ==========         =========

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                          Three Months Ended March 31,
                                                                             2003              2002
                                                                          ----------------------------
Cash Provided by Operating Activities                                     $    7,894         $   9,148

Investing Activities
  Property, plant and equipment additions                                     (1,424)             (384)
  Purchases of short-term investments                                        (36,366)          (46,641)
  Proceeds from sales or maturities of
      short-term investments                                                  34,741            42,397
                                                                          ----------         ---------
                   Cash used by investing activities                          (3,049)           (4,628)
                                                                          ----------         ---------

Financing Activities
  Dividends paid                                                              (5,382)           (5,382)
                                                                          ----------         ---------
                   Cash used by financing activities                          (5,382)           (5,382)
                                                                          ----------         ---------

Decrease in cash and cash equivalents                                           (537)             (862)

        Cash and cash equivalents at beginning of period                       3,598             3,838
                                                                          ----------         ---------

                   Cash and cash equivalents at end of period             $    3,061         $   2,976
                                                                          ==========         =========

See notes to condensed consolidated financial statements.

STURM RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2003

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

         Organization: Sturm, Ruger & Company, Inc. ("Company") is principally engaged in the design, manufacture, and sale of firearms and the manufacture and sale of investment castings. The Company's design and manufacturing operations are located in the United States. Substantially all sales are domestic. The Company's firearms are sold through a select number of independent wholesale distributors to the sporting and law enforcement markets. Investment castings are sold either directly to or through manufacturers' representatives to companies in a wide variety of industries.

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

         Recent Accounting Pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," requires the recognition of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.

         Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires a guarantor to recognize a liability with respect to a non-contingent obligation to stand ready to perform under the guarantee even if the probability of future payments under the conditions of a guarantee is remote, for periods beginning after December 15, 2002, and requires certain related disclosures as of December 31, 2002.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan.

         The Company adopted these statements effective January 1, 2003. The adoption of these statements did not have a material impact on the Company's financial statements.

         FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," introduces a new consolidation model with respect to variable interest entities. The new model requires that the determination of control should be based on the potential variability in gains and losses of the variable interest entity being evaluated. This interpretation is effective on July 1, 2003. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

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

NOTE 4--INCOME TAXES

         The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the three months ended March 31, 2003 and 2002 were $0.1 million and $0.3 million, respectively.

NOTE 5--BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding of 26,911,000 and 26,997,000 for the three months ended March 31, 2003 and 2002, respectively. For the three month period ended March 31, 2003, 1,330,000 shares were not included in the calculation of earnings per share as the effect would have been anti-dilutive.

NOTE 6--COMPREHENSIVE INCOME

         As there were no non-owner changes in equity during the first quarter of 2003 and 2002, total comprehensive income equals net income, or $4.5 million and $4.5 million, respectively.

NOTE 7--STOCK INCENTIVE AND BONUS PLANS

         The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Had compensation expense for the Plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

Three months ended March 31,                                                2003              2002
----------------------------------------------------------------------------------------------------
Net Income:
   As reported                                                            $  4,527          $  4,532
   Add: Recognized stock-based employee
     compensation, net of tax                                                   --                10
   Deduct: Employee compensation expense
     determined under fair value method, net of tax                            (97)              (97)
----------------------------------------------------------------------------------------------------
   Pro forma                                                              $  4,430          $  4,445
====================================================================================================
Earnings per Share (Basic and Diluted):
   As reported                                                            $   0.17          $   0.17
   Pro forma                                                              $   0.16          $   0.16
====================================================================================================

         The fair value of stock-based compensation expense was computed using the Black-Scholes option-pricing model.

NOTE 8--CONTINGENT LIABILITIES

         As of March 31, 2003, the Company is a defendant in approximately 26 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

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

         Of the lawsuits brought by municipalities or a state Attorney General, thirteen have been dismissed as a matter of law. Eight of those cases are concluded (Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; and Wilmington - dismissed by trial court, no appeal). Boston was voluntarily dismissed with prejudice by the City at the close of fact discovery and is now concluded.

         The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court and a decision by the Indiana Supreme Court is pending. New York State and Washington, D.C. are on appeal from their complete dismissals. Detroit/Wayne County is also on appeal from partial dismissal. On March 7, 2003, the consolidated California Cities case involving nine cities and three counties was dismissed as to all manufacturer defendants, and it is unknown at present if plaintiffs will appeal.

         Cleveland and New York City are stayed. Camden City and St. Louis have pending motions to dismiss at the trial level. Jersey City was filed on the same day the Boston suit was dismissed but has not seen significant activity. The Chicago dismissal was reversed on appeal, and an appeal to the Illinois Supreme Court is pending. The Ohio Supreme Court voted 4-3 to reverse the dismissals of the Cincinnati case by the trial and appellate courts and remanded the case to the trial court for discovery proceedings. On March 11, 2003, the intermediate New Jersey Court of Appeals in the Newark lawsuit affirmed the decision of the trial court permitting certain claims to proceed into pretrial discovery. On March 24, 2003, trial began in the NAACP case.

         Legislation has been passed in approximately 31 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress.

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

         A range of reasonably possible loss relating to unfavorable outcomes can not be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $837 million at March 31, 2003, is set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

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

         The Company has reported all cases instituted against it through December 31, 2002 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

NOTE 9--RELATED PARTY TRANSACTIONS

         During the first quarter of both 2003 and 2002, the Company paid Newport Mills, of which William B. Ruger, Jr., Chairman and Chief Executive Officer of the Company, is the sole proprietor, $60,750 for storage rental and office space.

NOTE 10--OPERATING SEGMENT INFORMATION

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

         Selected operating segment financial information follows (in thousands):

Three months ended March 31,                                                       2003               2002
------------------------------------------------------------------------------------------------------------
Net Sales
  Firearms                                                                      $  36,483          $  42,729
  Castings
    Unaffiliated                                                                    4,649              5,711
    Intersegment                                                                    5,340              4,661
------------------------------------------------------------------------------------------------------------
                                                                                    9,989             10,372
  Eliminations                                                                     (5,340)            (4,661)
------------------------------------------------------------------------------------------------------------
                                                                                $  41,132          $  48,440
============================================================================================================
Income Before Income Taxes
  Firearms                                                                      $   7,616          $   9,118
  Castings                                                                           (382)            (2,022)
  Corporate                                                                           323                358
------------------------------------------------------------------------------------------------------------
                                                                                $   7,557          $   7,454
============================================================================================================

                                                                                March 31,         December 31,
                                                                                  2003                2002
                                                                                ---------         ------------
Identifiable Assets
   Firearms                                                                     $  77,533         $     79,301
   Castings                                                                        19,091               19,394
   Corporate                                                                       85,127               85,263
--------------------------------------------------------------------------------------------------------------
                                                                                $ 181,751         $    183,958
==============================================================================================================

NOTE 11--SUBSEQUENT EVENT

         On April 30, 2003, Erle G. Blanchard, Vice Chairman, President, Chief Operating Officer and Treasurer of the Company, resigned for personal reasons unrelated to the performance of his duties at the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Consolidated net sales of $41.1 million were achieved by the Company in the first quarter of 2003. This represents a decrease of $7.3 million or 15.1% from the first quarter of 2002 consolidated net sales of $48.4 million.

         Firearms segment net sales were $36.5 million in the first quarter of 2003 compared to $42.7 million in the corresponding 2002 period, a decrease of $6.2 million or 14.6%. Firearms unit shipments decreased 13.3%. Shipments decreased in all four major product categories, however bolt action and lever action rifles both experienced significant sales growth due to the continuing popularity of the .17 HMR caliber models introduced in 2002. In 2003, the Company instituted a sales incentive program for its distributors which allows them to earn rebates of up to 1.5% if certain annual overall sales targets are achieved. This program replaces a similar sales incentive program in 2002. In April 2003 the Company announced a consumer-driven sales incentive program for certain pistol models sold from May to September 2003.

         Castings segment net sales decreased $1.1 million or 18.6% from $5.7 million in the first quarter of 2002 to $4.6 million in the first quarter of 2003. The downturn in castings sales was due to weakened demand for titanium castings. Shipments of titanium golf clubheads to Karsten Manufacturing Corporation decreased by $1.8 million. Shipments to Karsten Manufacturing Corporation in 2003 are expected to remain significantly below the level of shipments in 2002, and may cease entirely. The Company plans to continue to actively pursue other casting business opportunities.

         Consolidated cost of products sold for the first quarter of 2003 was $28.7 million compared to $36.1 million for the first quarter of 2002, a decrease of $7.4 million or 20.6%. This was primarily attributable to the decline in sales of both segments, decreased product liability costs, and reduced production costs in the castings segment.

         Gross profit as a percentage of net sales increased to 30.2% in the first quarter of 2003 from 25.4% in the comparable 2002 period. This improvement is primarily attributable to the decreased production costs in the castings segment, decreased product liability costs, partially offset by the decline in sales.

         Selling, general and administrative expenses increased slightly to $5.3 million in the first quarter of 2003 from $5.2 million in the first quarter of 2002.

         Other income-net remained consistent at $0.4 million in the first quarter of 2003 and 2002.

         The effective income tax rate of 40.1% in the first quarter of 2003 increased slightly from the income tax rate of 39.2% in the corresponding period in 2002.

         As a result of the foregoing factors, consolidated net income remained consistent at $4.5 million for the first quarter of 2003 and 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Financial Condition

         At March 31, 2003, the Company had cash, cash equivalents and short-term investments of $54.5 million, working capital of $107.1 million and a current ratio of 5.9 to 1, compared to $53.4 million, $103.1 million, and 4.8 to 1, respectively, at December 31, 2002.

         Operating activities provided $7.9 million and $9.1 million in the first quarter of 2003 and 2002, respectively. This change in cash flows is a result of fluctuations in various operating accounts.

         The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's marketing year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February must be made by April 30. Generally, shipments made in subsequent months must be paid within approximately 90 days. Dating plan receivable balances were $6.7 million at March 31, 2003 compared to $8.2 million at March 31, 2002. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         Capital expenditures during the three months ended March 31, 2003 totaled $1.4 million. For the past two years capital expenditures averaged approximately $1.2 million per quarter. In 2003, the Company expects to spend approximately $8 million on capital expenditures in its ongoing effort to upgrade and modernize all of its divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         For the three months ended March 31, 2003 dividends paid totaled $5.4 million. This amount reflects the regular quarterly dividend of $.20 per share paid on March 15, 2003. Future dividends will depend on many factors, including internal estimates of future performance and the Company's need for funds.

         In conjunction with the sale of its Uni-Cast division in June 2000, the Company extended credit to the purchaser in the form of a note and a line of credit, both of which are collateralized by certain of the assets of Uni-Cast. In 2002, the Company established an additional collateralized line of credit for the purchaser and, as of March 31, 2003, the total amount due from the purchaser was $2.3 million. The Company purchases aluminum castings used in the manufacture of certain models of pistols exclusively from Uni-Cast.

         Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

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

         The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable filed a notice of appeal from the Court's decision. On August 16, 2000, the U.S. Second Circuit Court of Appeals certified certain questions to the Appellate Division of the New York State Supreme Court for resolution. On April 26, 2001, the Appellate Division of the New York State Supreme Court responded to the U.S. Second Circuit Court of Appeals' certified questions. The questions involved whether firearms manufacturers have a legal duty to prevent criminal misuses of their lawfully-sold products and whether any liability of the firearms manufacturers should be apportioned by a market share theory. The New York State Appellate Division answered both questions in the negative. On August 30, 2001, the United States Second Circuit Court of Appeals vacated and remanded the case with instructions for the trial court to enter a final judgment of dismissal. The trial court finally dismissed the case on its merits on September 17, 2001.

         Of the lawsuits brought by municipalities or a state Attorney General, thirteen have been dismissed as a matter of law. Eight of those cases are concluded (Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; and Wilmington - dismissed by trial court, no appeal). Boston was voluntarily dismissed with prejudice by the City at the close of fact discovery and is now concluded.

         The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court and a decision by the Indiana Supreme Court is pending. New York State and Washington, D.C. are on appeal from their complete dismissals. Detroit/Wayne County is also on appeal from partial dismissal. On March 7, 2003, the consolidated California Cities case involving nine cities and three counties was dismissed as to all manufacturer defendants, and it is unknown at present if plaintiffs will appeal.

         Cleveland and New York City are stayed. Camden City and St. Louis have pending motions to dismiss at the trial level. Jersey City was filed on the same day the Boston suit was dismissed but has not seen significant activity. The Chicago dismissal was reversed on appeal, and an appeal to the Illinois Supreme Court is pending. The Ohio Supreme Court voted 4-3 to reverse the dismissals of the Cincinnati case by the trial and appellate courts and remanded the case to the trial court for discovery proceedings. On March 11, 2003, the intermediate New Jersey Court of Appeals in the Newark lawsuit affirmed the decision of the trial court permitting certain claims to proceed into pretrial discovery. On March 24, 2003, trial began in the NAACP case.

         Legislation has been passed in approximately 31 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress.

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

         The valuation of the future defined benefit pension obligations at December 31, 2002 indicated that these plans were underfunded. While this estimation has no bearing on the actual funded status of the pension plans, it resulted in the recognition of other comprehensive loss of $7.9 million in 2002.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The nature of the legal proceedings against the Company is discussed at
Note 8 to this Form 10-Q report, which is incorporated herein by reference.

         The Company has reported all cases instituted against it through December 31, 2002, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

         No cases were formally instituted against the Company during the three months ended March 31, 2003, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.

         During the three months ending March 31, 2003, no previously reported cases were settled.

         On March 7, 2003, summary judgment was granted in the previously reported consolidated California Cities (CA) litigation. This case combined the claims of the cities of Los Angeles, Compton, Inglewood, West Hollywood, San Francisco, Berkley, Sacramento, Oakland, East Palo Alto, and Los Angeles County, San Mateo County, and Alameda County. It is presently unknown if plaintiffs will appeal.

         On March 11, 2003, the intermediate New Jersey Court of Appeals in the previously reported Newark (NJ) lawsuit affirmed the decision of the trial court permitting certain claims to proceed into pretrial discovery.

         On March 21, 2003, in the previously reported Wallace (D.C.) lawsuit, the plaintiffs agreed to voluntarily dismiss the case with prejudice and an order of dismissal was entered.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               STURM, RUGER & COMPANY, INC.

Date: May 6, 2003                              /S/ THOMAS A. DINEEN
                                               ---------------------------------
                                               Thomas A. Dineen
                                               Principal Financial Officer,
                                               Treasurer and Chief Financial
                                               Officer

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

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 6, 2003

/S/ WILLIAM B. RUGER, JR.
---------------------------
William B. Ruger, Jr.
Chief Executive Officer

See also the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are also attached to this report as Exhibits 99.1 and 99.2.

                            CERTIFICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas A. Dineen, Treasurer and Chief Financial Officer of Sturm, Ruger & Company, Inc., certify that:

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

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 6, 2003

/S/ THOMAS A. DINEEN
-------------------------------------
Thomas A. Dineen
Treasurer and Chief Financial Officer

See also the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are also attached to this report as Exhibits 99.1 and 99.2.