Form 10-K/A
period 2002-12-31
STURM RUGER & CO INC
filed 2003-07-15
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2002:

Common Stock, $1 par value - $297,346,119

The number of shares outstanding of the issuer's common stock as of July 15, 2003:

Common Stock, $1 par value - 26,910,720 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders held on May 6, 2003 are incorporated by reference into Part III of this Report.

                                Explanatory Note

This Amendment to the Annual Report on Form 10-K of Sturm, Ruger & Company, Inc. for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003, is being filed to amend Part IV, Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" in order to add Exhibit 13.1.1, which sets forth the portion of the Annual Report to Stockholders of the Company that includes the Independent Auditors' Report. The portion of the Annual Report to the Stockholders that includes the Independent Auditors' Report was inadvertently omitted from Exhibit 13.1 of the Annual Report on Form 10-K.

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

       (3)    Listing of Exhibits:

              Exhibit 13.1.1     Page 22 of the Annual Report to
                                 Stockholders of the Company for the year ended
                                 December 31, 2002 (Independent Auditors'
                                 Report). Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

              Exhibit 23.4       Consent of Independent Auditors.

              Exhibit 99.10      Certification Pursuant to 18 U.S.C.
                                 Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.11      Certification Pursuant to 18 U.S.C.
                                 Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                 STURM, RUGER & COMPANY, INC.
                                             -----------------------------------
                                                              (Registrant)

                                             S/LESLIE M. GASPER
                                             -----------------------------------
                                             Leslie M. Gasper
                                             Corporate Secretary

                                             July 14, 2003
                                             -----------------------------------
                                             Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/WILLIAM B. RUGER, JR.                   7/14/03         S/THOMAS A. DINEEN                     7/14/03
-------------------------------------------------         ----------------------------------------------
William B. Ruger, Jr.                                     Thomas A. Dineen
Chairman of the Board, Chief Executive                    Treasurer and Chief Financial Officer
Officer and Director                                      (Principal Financial Officer)
(Principal Executive Officer)



S/STEPHEN L. SANETTI                      7/14/03         S/JOHN M. KINGSLEY, JR.                7/14/03
-------------------------------------------------         ----------------------------------------------
Stephen L. Sanetti                                        John M. Kingsley, Jr.
President and Chief Operating Officer,                    Director
General Counsel and Director



S/TOWNSEND HORNOR                         7/14/03         S/RICHARD T. CUNNIFF                   7/14/03
-------------------------------------------------         ----------------------------------------------
Townsend Hornor                                           Richard T. Cunniff
Director                                                  Director



S/JAMES E. SERVICE                        7/14/03         S/PAUL X. KELLEY                       7/14/03
-------------------------------------------------         ----------------------------------------------
James E. Service                                          Paul X. Kelley
Director                                                  Director

                                  CERTIFICATION

I, William B. Ruger, Jr., Chief Executive Officer of Sturm, Ruger & Company, Inc., certify that:

         1. I have reviewed this amended annual report on Form 10-K/A of Sturm, Ruger & Company, Inc.;

         2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

                  c) Presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

S/WILLIAM B. RUGER, JR.
-----------------------
William B. Ruger, Jr.
Chief Executive Officer

Date:  July 14, 2003

                                  CERTIFICATION

I, Thomas A. Dineen, Treasurer and Chief Financial Officer of Sturm, Ruger & Company, Inc., certify that:

         1. I have reviewed this amended annual report on Form 10-K/A of Sturm, Ruger & Company, Inc.;

         2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

                  c) Presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

S/THOMAS A. DINEEN
----------------------------
Thomas A. Dineen
Treasurer and Chief Financial Officer

Date:  July 14, 2003

                                  EXHIBIT INDEX

                                                                                                       Page No.
                                                                                                       --------
              Exhibit 13.1.1     Page 22 of the Annual Report to
                                 Stockholders of the Company for the year ended
                                 December 31, 2002 (Independent Auditors'
                                 Report). Except for those portions of such
                                 Annual Report to Stockholders expressly
                                 incorporated by reference into the Report, such
                                 Annual Report to Stockholders is furnished
                                 solely for the information of the Securities
                                 and Exchange Commission and shall not be deemed
                                 a "filed" document.                                                        9

              Exhibit 23.4       Consent of Independent Auditors.                                          10

              Exhibit 99.10      Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                 11

              Exhibit 99.11      Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                12