Form 10-Q
period 2003-06-30
STURM RUGER & CO INC
filed 2003-08-08
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from_______________  to  _______________

                          Commission file number 0-4776

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                      06-0633559
---------------------------------------              ---------------------------
     (State or other jurisdiction of                       (I.R.S. employer
     incorporation or organization)                      Identification no.)

   Lacey Place, Southport, Connecticut                          06890
------------------------------------------            --------------------------
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

         The number of shares outstanding of the issuer's common stock as of July 31, 2003: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets--June 30, 2003 and December 31, 2002                  3

     Condensed consolidated statements of income--Three months ended June 30, 2003 and 2002,
     Six months ended June 30, 2003 and 2002                                                     5

     Condensed consolidated statements of cash flows--Six months ended June 30, 2003 and 2002    6

     Notes to condensed consolidated financial statements--June 30, 2003                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                             13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             18

Item 4.  Controls and Procedures                                                                18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      18
Item 4.  Submission of Matters to a Vote of Security Holders                                    19
Item 6.  Exhibits and Reports on Form 8-K                                                       20

SIGNATURES                                                                                      21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
       STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollars in thousands)

                                                        June 30,     December 31,
                                                          2003          2002
                                                       ----------    ------------
                                                      (Unaudited)       (Note)
ASSETS

Current Assets

   Cash and cash equivalents                           $    2,726    $    3,598
   Short-term investments                                  45,430        49,776
   Trade receivables, less allowances for
       doubtful accounts ($451 and $449) and
       discounts ($134 and $783)                           13,305        14,026
   Inventories:
       Finished products                                   19,424        16,999
       Materials and products in process                   36,165        34,629
                                                       ----------    ----------
                                                           55,589        51,628
   Deferred income taxes                                    7,436         6,985
   Prepaid expenses and other assets                        2,849         4,536
                                                       ----------    ----------
                    Total current assets                  127,335       130,549

 Property, plant and equipment                            156,098       153,732
        Less allowances for depreciation                 (127,507)     (124,538)
                                                       ----------    ----------
                                                           28,591        29,194
 Deferred income taxes                                      8,837         9,594
 Other assets                                              14,266        14,621
                                                       ----------    ----------
                                                       $  179,029    $  183,958
                                                       ==========    ==========

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

         STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS -- CONTINUED
              (Dollars in thousands, except per share data)

                                                        June 30,     December 31,
                                                          2003           2002
                                                       ----------    ------------
                                                       (Unaudited)      (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable and accrued expenses          $    5,486    $    5,080
  Product liability                                         4,000         4,000
  Employee compensation                                     7,797         7,324
  Workers' compensation                                     4,805         4,765
  Dividends payable                                            --         5,382
  Income taxes                                                810           882
                                                       ----------    ----------
                     Total current liabilities             22,898        27,433

Accrued pension liability                                   5,765         6,423
Deferred income taxes                                       7,857         5,886
Product liability accrual                                   4,346         6,233
Contingent liabilities -- Note 7                               --            --

Stockholders' Equity
  Common Stock, non-voting, par value $1:
      Authorized shares 50,000; none issued                    --            --
  Common Stock, par value $1: Authorized shares -
      40,000,000; issued and outstanding 26,910,720        26,911        26,911
  Additional paid-in capital                                2,508         2,508
  Retained earnings                                       116,829       116,649
  Accumulated other comprehensive income                   (8,085)       (8,085)
                                                       ----------    ----------
                                                          138,163       137,983
                                                       ----------    ----------
                                                       $  179,029    $  183,958
                                                       ==========    ==========

Note:
         The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

                                          Three Months Ended June 30,      Six Months Ended 30,
                                               2003         2002            2003         2002
                                          ---------------------------    -----------------------
Firearms sales                              $   27,156   $   33,427      $   63,639   $   76,156
Castings sales                                   4,645        6,357           9,294       12,068
                                            ----------   ----------      ----------   ----------

Net sales                                       31,801       39,784          72,933       88,224

Cost of products sold                           25,294       29,839          53,989       65,999
                                            ----------   ----------      ----------   ----------
         Gross profit                            6,507        9,945          18,944       22,225

Expenses:
     Selling                                     3,313        3,883           7,210        7,415
     General and administrative                  1,692        1,503           3,067        3,216
                                            ----------   ----------      ----------   ----------
                                                 5,005        5,386          10,277       10,631
                                            ----------   ----------      ----------   ----------
Operating income                                 1,502        4,559           8,667       11,594

Other income-net                                   226          403             618          822
                                            ----------   ----------      ----------   ----------

               Income before income taxes        1,728        4,962           9,285       12,416

Income taxes                                       693        2,057           3,723        4,979
                                            ----------   ----------      ----------   ----------

                               Net income   $    1,035   $    2,905      $    5,562   $    7,437
                                            ==========   ==========      ==========   ==========

Earnings per share

            Basic                           $     0.04   $     0.11      $     0.21   $     0.28
                                            ==========   ==========      ==========   ==========
            Diluted                         $     0.04   $     0.11      $     0.21   $     0.27
                                            ==========   ==========      ==========   ==========

Cash dividends per share                    $     0.20   $     0.20      $     0.40   $     0.40
                                            ==========   ==========      ==========   ==========

Average shares outstanding

            Basic                               26,911       26,911          26,911       26,911
                                            ==========   ==========      ==========   ==========
            Diluted                             26,911       27,106          26,911       27,056
                                            ==========   ==========      ==========   ==========

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                    Six Months Ended June 30,
                                                                       2003          2002
                                                                    ------------------------
Cash Provided by Operating Activities                               $    8,011    $   14,522

Investing Activities
  Property, plant and equipment additions                               (2,465)       (1,271)
  Purchases of short-term investments                                  (67,761)      (82,346)
  Proceeds from maturities of short-term investments                    72,107        80,585
                                                                    ----------    ----------
              Cash provided by (used by) investing activities            1,881        (3,032)
                                                                    ----------    ----------

Financing Activities
  Dividends paid                                                       (10,764)      (10,763)
                                                                    ----------    ----------
                            Cash used by financing activities          (10,764)      (10,763)
                                                                    ----------    ----------

Increase (decrease) in cash and cash equivalents                          (872)          727

              Cash and cash equivalents at beginning of period           3,598         3,838
                                                                    ----------    ----------

                    Cash and cash equivalents at end of period      $    2,726    $    4,565
                                                                    ==========    ==========

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

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

         Stock Incentive and Bonus Plans: The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Had compensation expense for the Plans been determined in accordance with SFAS No. 123 (using the Black-Scholes option-pricing model), the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                        Three Months Ended June 30,  Six Months Ended June 30,
                                                        ---------------------------  -------------------------
                                                            2003          2002          2003          2002
--------------------------------------------------------------------------------------------------------------
Net Income:
     As reported                                         $    1,035    $    2,905    $    5,562    $    7,437
     Add: Recognized stock-based employee
       compensation, net of tax                                  --            --            --            10
     Deduct: Employee compensation expense
       determined under fair value method, net of tax           (97)          (97)         (194)         (194)
--------------------------------------------------------------------------------------------------------------
     Pro forma                                           $      938    $    2,808    $    5,368    $    7,253
==============================================================================================================
Basic Earnings per Share:
     As reported                                         $     0.04    $     0.11    $     0.21    $     0.28
     Pro forma                                           $     0.03    $     0.10    $     0.20    $     0.27
==============================================================================================================
Diluted Earnings per Share:
     As reported                                         $     0.04    $     0.11    $     0.21    $     0.27
     Pro forma                                           $     0.03    $     0.10    $     0.20    $     0.27
==============================================================================================================

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

NOTE 4--INCOME TAXES

       The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the six months ended June 30, 2003 and 2002 were $1.1 million and $5.1 million, respectively.

NOTE 5--BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the three and six months ended June 30, 2003 and 2002 of 26,911,000 and 27,106,000, and 26,911,000 and 27,056,000, respectively.

NOTE 6 -- COMPREHENSIVE INCOME

         As there were no non-owner changes in equity during the first half of 2003 and 2002, total comprehensive income equals net income for the three and six months ended June 30, 2003 and 2002, or $1.0 million and $2.9 million, and $5.6 million and $7.4 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED

NOTE 7 - CONTINGENT LIABILITIES

       As of June 30, 2003, the Company is a defendant in approximately 24 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

         (i) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories, and

         (ii) those brought by cities, municipalities, counties, associations, individuals and one state Attorney General against firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

         The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a constitutional jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable filed a notice of appeal from the Court's decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions to the Appellate Division of the New York State Supreme Court for resolution. On April 26, 2001, the Appellate Division of the New York

State Supreme Court responded to the U.S. 2nd Circuit Court of Appeals' certified questions. The questions involved whether firearms manufacturers have a legal duty to prevent criminal misuses of their lawfully-sold products and whether any liability of the firearms manufacturers should be apportioned by a market share theory. The New York State Appellate Division answered both questions in the negative. On August 30, 2001, the United States Court of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED

Appeals for the 2nd Circuit vacated and remanded the case with instructions for the trial court to enter a final judgment of dismissal. The trial court finally dismissed the case on its merits on September 17, 2001.

         Of the lawsuits brought by municipalities or a state Attorney General, fourteen have been dismissed. Nine of those cases are concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans
- dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; and Cincinnati - voluntarily withdrawn after a unanimous vote of the city council.

         The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court and a decision by the Indiana Supreme Court is pending. Washington, D.C. is on appeal from its complete dismissal. On March 7, 2003, the consolidated California Cities case involving nine cities and three counties was dismissed as to all manufacturer defendants, and plaintiffs appealed on June 9, 2003. On June 24, 2003, the New York State Supreme Court, Appellate Division, affirmed the dismissal of the New York case; plaintiffs have appealed. The Chicago dismissal was reversed in part on appeal, and an appeal to the Illinois Supreme Court is pending. Detroit/Wayne County is also on appeal from partial dismissal.

         Cleveland and New York City are stayed. Camden City and St. Louis have pending motions to dismiss at the trial level. On March 11, 2003, the intermediate New Jersey Court of Appeals in the Newark lawsuit affirmed the decision of the trial court permitting certain claims to proceed into pretrial discovery. Newark and Jersey City are proceeding with pretrial discovery. Camden City was dismissed pending the unrelated bankruptcy proceeding of one of the Company's co-defendants.

         On May 14, 2003, an advisory jury in the NAACP case returned a verdict rejecting the NAACP's claims. On July 21, 2003, an order of dismissal was entered. It is unknown at present if plaintiffs will appeal.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED

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

         A range of reasonably possible loss relating to unfavorable outcomes can not be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $837 million at June 30, 2003, is set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

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

         The Company has reported all cases instituted against it through March 31, 2003 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

NOTE 8--RELATED PARTY TRANSACTIONS

         For the three and six months ended June 30, 2003 and 2002, the Company paid Newport Mills, of which William B. Ruger, Jr., Chairman and Chief Executive Officer of the Company, is the sole proprietor, $60,750 and $121,500, and $40,500 and $101,250, respectively, for storage rental and office space.

NOTE 9--OPERATING SEGMENT INFORMATION

         The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment consists of two

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED

operating divisions which manufacture and sell titanium and steel investment castings. Selected operating segment financial information follows (in thousands):

                                           Three Months Ended June 30,  Six Months Ended June 30,
                                           ---------------------------  -------------------------
                                               2003          2002          2003          2002
-------------------------------------------------------------------------------------------------
Net Sales
     Firearms                               $   27,155    $   33,427    $   63,639    $   76,156
     Castings
          Unaffiliated                           4,645         6,357         9,294        12,068
          Intersegment                           4,274         4,639         9,614         9,300
-------------------------------------------------------------------------------------------------
                                                 8,919        10,996        18,908        21,368
     Eliminations                               (4,274)       (4,639)       (9,614)       (9,300)
-------------------------------------------------------------------------------------------------
                                            $   31,800    $   39,784    $   72,933    $   88,224
=================================================================================================
Income Before Income Taxes
     Firearms                               $    2,697    $    6,947    $   10,313    $   16,065
     Castings                                   (1,092)       (2,319)       (1,474)       (4,341)
     Corporate                                     123           334           446           692
-------------------------------------------------------------------------------------------------
                                            $    1,728    $    4,962    $    9,285    $   12,416
=================================================================================================

                                                                         June 30,     December 31,
                                                                           2003          2002
                                                                        -------------------------
Identifiable Assets
     Firearms                                                           $   82,104    $   79,301
     Castings                                                               18,771        19,394
     Corporate                                                              78,154        85,263
-------------------------------------------------------------------------------------------------
                                                                        $  179,029    $  183,958
=================================================================================================

NOTE 10 - SUBSEQUENT EVENT

On August 5, 2003, the Company sold certain non-manufacturing real estate for approximately $11 million. This transaction is expected to result in a net gain of approximately $3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Consolidated net sales of $31.8 million and $72.9 million were achieved by the Company for the three and six months ended June 30, 2003. This represents a decrease of 20.1% and 17.3% from 2002 consolidated net sales of $39.8 million and $88.2 million, respectively.

         Firearms segment net sales decreased by $6.2 million, or 18.8%, in the second quarter of 2003 to $27.2 million from $33.4 million in the second quarter of the prior year. For the six months ended June 30, 2003, firearms segment net sales decreased by $12.5 million, or 16.4% to $63.6 million, compared to the corresponding 2002 period. Firearms unit shipments decreased 16.7% for the three-month period ended June 30, 2003 and 14.8% for the six-month period ended June 30, 2003 from the comparable 2002 periods. Shipments decreased in all of the four major product categories; however, lever action rifles continue to experience sales growth due to the popularity of the .17 HMR caliber model introduced in 2003. Shipments of centerfire pistols increased in the second quarter of 2003 compared to the second quarter of 2003 in response to a consumer-driven sales incentive program announced in April 2003 for centerfire pistols sold from May to September 2003. Additionally in 2003, the Company instituted a sales incentive program for its distributors which allows them to earn rebates of up to 1.5% if certain annual overall sales targets are achieved. This program replaces a similar sales incentive program in 2002.

         Casting segment net sales decreased by 26.9% and 23.0% to $4.6 million and $9.3 million, respectively, for the three and six months ended June 30, 2003 from $6.4 million and $12.1 million in the comparable 2002 periods. The decrease in castings sales in 2003 is primarily due to weakened demand for titanium castings. Shipments of titanium golf clubheads to Karsten Manufacturing Corporation decreased $3.8 million for the six months ended June 30, 2003 compared to the corresponding 2002 period. There are no future shipments expected to Karsten Manufacturing Corporation in 2003. The Company continues to actively pursue other casting business opportunities.

         Consolidated cost of products sold for the three and the six months ended June 30, 2003 were $25.3 million and $54.0 million compared to $29.8 million and $66.0 million in the corresponding 2002 periods, representing a decrease of 15.2% and 18.2%, respectively. The respective decreases are primarily attributable to decreased sales in both firearms and castings and to reduced production costs in the castings segment, and are partially offset by increases in product liability costs.

         Gross profit as a percentage of net sales was 26.0% for the six month period ended June 30, 2003 as compared to 25.2% in the comparable 2002 period. For the second quarter of 2003, gross profit as a percent of sales fell to 20.5% from 25.0% in the second quarter of 2002. Margin improvement for the six month period ended June 30, 2003 was caused by a decline in production costs in the castings segment, partially offset by increased product liability expenses. The decrease in margin for the three month period ended June 30, 2003 as compared to the three month period ended June 30, 2002 was primarily attributable to increased product liability expenses and an accrual related to the pistol sales incentive program in effect from May through September 2003.

         Selling, general and administrative expenses were $5.0 million and $10.3 million for the three and six months ended June 30, 2003, representing decreases of $0.4 million from each of the corresponding periods of 2002. The decrease for both the three and six months ended June 30, 2003 is primarily attributable to a decrease in personnel related expenses.

         Other income-net decreased by $0.2 million, respectively, in the three and six months ended June 30, 2003 compared to the corresponding 2002 periods. These decreases are due to decreased earnings on short-term investments resulting from lower yields on these investments, as well as from a decrease in the total short-term investments held during the periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

         The effective income tax rate of 40.1% in the three months and six months ended June 30, 2003 decreased from 41.5% in the three months ended June 30, 2002, and remains unchanged from the six months ended June 30, 2002. The rate in the second quarter of 2002 reflected a cumulative tax adjustment recorded to increase the tax rate from 39.2% through the first quarter of 2002 to 40.1% year to date at June 30, 2002.

         As a result of the foregoing factors, consolidated net income decreased $1.9 million, or 64.4%, from $2.9 million for the three months ended June 30, 2002 to $1.0 million for the three months ended June 30, 2003, and decreased $1.8 million, or 25.2%, from $7.4 million for the six months ended June 30, 2002 to $5.6 million for the six months ended June 30, 2003.

Financial Condition

         At June 30, 2003, the Company had cash, cash equivalents and short-term investments of $48.2 million, working capital of $104.4 million and a current ratio of 5.6 to 1.

         Cash provided by operating activities was $8.0 million and $14.5 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash provided is principally a result of the increase in inventories during the first six months of 2003 compared to the decrease in inventories during the first half of 2002.

         The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's marketing year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February must be made by April 30. Generally, shipments made in subsequent months must be paid within approximately 90 days. Dating plan receivable balances were $2.7 million at June 30, 2003 compared to $4.2 million at June 30, 2002. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

         Capital expenditures during the six months ended June 30, 2003 totaled $2.5 million. For the past two years capital expenditures averaged approximately $0.9 million per quarter. In 2003, the Company expects to spend approximately $6 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms, Ruger Investment Casting, and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

         For the six months ended June 30, 2003 dividends paid totaled $10.8 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March and June 2003. On July 24, 2003, the Company declared a regular quarterly dividend of $.20 per share payable on September 15, 2003. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

         In conjunction with the sale of its Uni-Cast division in June 2000, the Company extended credit to the purchaser in the form of a note and a line of credit, both of which are collateralized by certain of the assets of Uni-Cast. In 2002, the Company established an additional collateralized line of credit for the purchaser and, as of June 30, 2003, the total amount due from the purchaser was $2.1 million. The Company purchases aluminum castings used in the manufacture of certain models of pistols exclusively from Uni-Cast.

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

         The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a constitutional jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to the Company in its later opinion. The three defendants found liable filed a notice of appeal from the Court's decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions to the Appellate Division of the New York State Supreme Court for resolution. On April 26, 2001, the Appellate Division of the New York State

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

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

         Of the lawsuits brought by municipalities or a state Attorney General, fourteen have been dismissed. Nine of those cases are concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans
- dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; and Cincinnati - voluntarily withdrawn after a unanimous vote of the city council.

         The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court and a decision by the Indiana Supreme Court is pending. Washington, D.C. is on appeal from its complete dismissal. On March 7, 2003, the consolidated California Cities case involving nine cities and three counties was dismissed as to all manufacturer defendants, and plaintiffs appealed on June 9, 2003. On June 24, 2003, the New York State Supreme Court, Appellate Division, affirmed the dismissal of the New York case; plaintiffs have appealed. The Chicago dismissal was reversed in part on appeal, and an appeal to the Illinois Supreme Court is pending. Detroit/Wayne County is also on appeal from partial dismissal.

         Cleveland and New York City are stayed. Camden City and St. Louis have pending motions to dismiss at the trial level. On March 11, 2003, the intermediate New Jersey Court of Appeals in the Newark lawsuit affirmed the decision of the trial court permitting certain claims to proceed into pretrial discovery. Newark and Jersey City are proceeding with pretrial discovery. Camden City was dismissed pending the unrelated bankruptcy proceeding of one of the Company's co-defendants.

         On May 14, 2003, an advisory jury in the NAACP case returned a verdict rejecting the NAACP's claims. On July 21, 2003, an order of dismissal was entered. It is unknown at present if plaintiffs will appeal.

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

         Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of claim, has been made when potential losses or costs of defense can be reasonably estimated. Such amounts are determined based on the Company's experience in defending similar claims. Occasionally, charges are made for claims made in prior periods because the cumulative actual costs incurred for that claim, or reasonably expected to be incurred in the future, exceed amounts already provided. Likewise

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

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

Recent Accounting Standards

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

         FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," introduces a new consolidation model with respect to variable interest entities. The new model requires that the determination of control should be based on the potential variability in gains and losses of the variable interest entity being evaluated. This

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

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

ITEM 4. CONTROLS AND PROCEDURES

         At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information related to the Company is made known to the Chief Executive Officer and Treasurer and Chief Financial Officer by others within the Company during the period in which this report was being prepared. During the second quarter of 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The nature of the legal proceedings against the Company is discussed at
Note 7 to this Form 10-Q report, which is incorporated herein by reference.

ITEM 1. LEGAL PROCEEDINGS -- CONTINUED

         The Company has reported all cases instituted against it through March 31, 2003, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

         No cases were formally instituted against the Company during the three months ended June 30, 2003, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.

         During the three months ending June 30, 2003, one previously reported case was settled:

                 Case Name                 Jurisdiction
                 ---------                 ------------
                   Dantin                    Louisiana

         The settlement amount was within the limits of its self-insurance coverage or self-insurance retention.

         On April 30, 2003, the Cincinnati (OH) lawsuit was voluntarily withdrawn after a unanimous vote of the city council.

         On May 14, 2003, the jury in the NAACP (NY) lawsuit rejected the NAACP's claims as to all defendants, finding each of them not liable by a verdict of at least 10-2 or by reporting that they were unable to reach a verdict due to a deadlock of 9-3 in favor of all remaining defendants. The jury's decision was advisory and the matter remained pending before the Eastern District of New York (Judge J. Weinstein) for further rulings as of June 30, 2003. On July 21, 2003, an order of dismissal of all counts in the case was entered. It is unknown at present if plaintiffs will appeal.

         On June 24, 2003, the Appellate Division, First Department, of the New York State Supreme Court affirmed the complete dismissal of all claims including that of "public nuisance" made by the New York State Attorney General in the New York State (NY) case. It is unknown at this time whether plaintiffs will appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2003 Annual Meeting of the Stockholders of the Company was held on May 6, 2003. The table below sets forth the results of the votes taken at the 2003 Annual Meeting:

                                                                         Votes
         1.       Election of Directors              Votes For         Withheld

                  William B. Ruger, Jr.              24,181,747        1,323,610
                  Stephen L. Sanetti                 24,140,146        1,365,211
                  Richard T. Cunniff                 25,258,161          247,196
                  Townsend Hornor                    25,192,812          312,545
                  Paul X. Kelley                     25,268,054          237,303
                  John M. Kingsley, Jr.              25,311,888          193,469
                  James E. Service                   25,311,310          194,047

         2.       Ratification of KPMG LLP as Auditors for 2003

                  Votes For             Votes Against             Votes Withheld

                  25,308,566                162,282                    34,509

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1  Certification Pursuant to Rule 13a-14(a) as Adopted
                           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2  Certification Pursuant to Rule 13a-14(a) as Adopted
                           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1  Certification Pursuant to 18 U.S.C. Section 1350 as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2  Certification Pursuant to 18 U.S.C. Section 1350 as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) The Company filed the following reports on Form 8-K during the three months ended June 30, 2003:

                    On April 22, 2003, the Company filed a Current Report on Form 8-K regarding an update to stockholders and other interested parties on financial results for the first quarter ended March 31, 2003.

                    On April 30, 2003, the Company filed a Current Report on Form 8-K regarding the retirement of Erle G. Blanchard as Vice Chairman, President, Chief Operating Officer, Treasurer and Director as of April 30, 2003.

                    On May 6, 2003, the Company filed a Current Report on Form 8-K announcing the appointment of Stephen L. Sanetti as its President and Chief Operating Officer effective immediately.

                    On June 20, 2003, the Company filed a Current Report on Form 8-K regarding an update to stockholders and other interested parties on preliminary estimates for the second quarter ending June 30, 2003.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STURM, RUGER & COMPANY, INC.

Date: August 6, 2003                      /S/ THOMAS A. DINEEN
                                          --------------------------------------
                                          Thomas A. Dineen
                                          Principal Financial Officer,
                                          Treasurer and Chief Financial Officer