Form 10-Q
period 2003-09-30
STURM RUGER & CO INC
filed 2003-11-03
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003
                                           ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    -------------

                          Commission file number 0-4776
                                                 ------

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                  06-0633559
----------------------------------------            ----------------------------
     (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                  identification no.)


   Lacey Place, Southport, Connecticut                      06890
----------------------------------------            ----------------------------
(Address of principal executive offices)                  (Zip code)

                                 (203) 259-7843
                                 ---------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes __X__ No _____


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __X__ No _____

      The number of shares outstanding of the issuer's common stock as of October 15, 2003: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES



PART I   FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

      Condensed consolidated balance sheets--September 30, 2003 and
      December 31, 2002                                                                        3

      Condensed consolidated statements of income -- Three months ended September 30,
      2003 and 2002; Nine months ended September 30,2003 and 2002                              5

      Condensed consolidated statements of cash flows--Nine months ended
      September 30, 2003 and 2002                                                              6

      Notes to condensed consolidated financial statements--September 30, 2003                 7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                            14

Item 3   Quantitative and Qualitative Disclosures About Market Risk                           20

Item 4   Controls and Procedures                                                              20

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                                    20
Item 6   Exhibits and Reports on Form 8-K                                                     21

SIGNATURES                                                                                    23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

      STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED BALANCE SHEETS
      (Dollars in thousands, except per share data)



                                                            September 30,   December 31,
                                                               2003            2002
                                                            -----------       ------
                                                            (Unaudited)       (Note)
ASSETS
  Current Assets
     Cash and cash equivalents                              $   2,550      $   3,598
     Short-term investments                                    52,328         49,776
     Trade receivables, less allowances for
         doubtful accounts ($441 and $449) and
         discounts ($247 and $783)                             14,387         14,026
     Inventories:
         Finished products                                     16,801         16,999
         Materials and products in process                     33,674         34,629
                                                            ---------      ---------
                                                               50,475         51,628
     Deferred income taxes                                      6,683          6,985
     Prepaid expenses and other current assets                  4,067          4,536
                                                            ---------      ---------
                                   Total current assets       130,490        130,549
Property, plant and equipment                                 156,654        153,732
     Less allowances for depreciation                        (128,970)      (124,538)
                                                            ---------      ---------
                                                               27,684         29,194
Deferred income taxes                                           8,675          9,594
Other assets                                                    9,353         14,621
                                                            ---------      ---------
                                                            $ 176,202      $ 183,958
                                                            =========      =========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
            STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data)



                                                         September 30,   December 31,
                                                              2003          2002
                                                         -------------   ------------
                                                          (Unaudited)      (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Trade accounts payable and accrued expenses          $   4,806      $   5,080
     Product liability                                        4,000          4,000
     Employee compensation                                    7,509          7,324
     Workers' compensation                                    4,807          4,765
     Dividends payable                                           --          5,382
     Income taxes                                               906            882
                                                          ---------      ---------
                            Total current liabilities        22,028         27,433

Accrued pension liability                                     5,078          6,423
Deferred income taxes                                         7,857          5,886
Product liability accrual                                     4,606          6,233
Contingent liabilities --Note 7                                  --             --

Stockholders' Equity
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued                   --             --
     Common Stock, par value $1:
         Authorized shares - 40,000,000
         Issued and outstanding - 26,910,720                 26,911         26,911
     Additional paid-in capital                               2,508          2,508
     Retained earnings                                      115,299        116,649
     Accumulated other comprehensive income                  (8,085)        (8,085)
                                                          ---------      ---------
                                                            136,633        137,983
                                                          ---------      ---------
                                                          $ 176,202      $ 183,958
                                                          =========      =========


Note:
----


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

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)



                                                                Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                                ------------------         -----------------
                                                                 2003         2002         2003         2002
                                                                 ----         ----         ----         ----
Firearms sales                                                $ 32,237     $ 32,210     $ 95,876     $108,366
Castings sales                                                   4,583        5,830       13,877       17,898
                                                              --------     --------     --------     --------
Net sales                                                       36,820       38,040      109,753      126,264

Cost of products sold                                           31,102       31,115       85,091       97,114
                                                              --------     --------     --------     --------
     Gross profit                                                5,718        6,925       24,662       29,150

Expenses:
     Selling                                                     3,987        3,696       11,197       11,111
     General and administrative                                  1,465        1,504        4,532        4,720
                                                              --------     --------     --------     --------
                                                                 5,452        5,200       15,729       15,831
                                                              --------     --------     --------     --------
Operating income                                                   266        1,725        8,933       13,319

Gain on sale of real estate                                      5,922           --        5,922           --
Other income - net                                                 243          545          861        1,367
                                                              --------     --------     --------     --------
              Total other income                                 6,165          545        6,783        1,367
                                                              --------     --------     --------     --------

              Income before income taxes                         6,431        2,270       15,716       14,686

Income taxes                                                     2,579          910        6,302        5,889
                                                              --------     --------     --------     --------

                             Net income                       $  3,852     $  1,360     $  9,414     $  8,797
                                                              ========     ========     ========     ========

 Earnings per share

             Basic                                            $   0.14     $   0.05     $   0.35     $   0.33
                                                              ========     ========     ========     ========
             Diluted                                          $   0.14     $   0.05     $   0.35     $   0.33
                                                              ========     ========     ========     ========

 Cash dividends per share                                     $   0.20     $   0.20     $   0.60     $   0.60
                                                              ========     ========     ========     ========

 Average shares outstanding

             Basic                                              26,911       26,911       26,911       26,911
                                                              ========     ========     ========     ========
             Diluted                                            26,928       27,093       26,914       27,062
                                                              ========     ========     ========     ========




See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)



                                                                 Nine Months Ended September 30,
                                                                      2003           2002
                                                                      ----           ----
Cash Provided By Operating Activities                             $   9,759      $  12,560

Investing Activities

  Property, plant and equipment additions                            (2,982)        (1,850)
  Purchases of short-term investments                              (112,540)      (112,060)
  Proceeds from maturities of short-term investments                109,988        117,302
  Proceeds from sale of real estate                                  10,873             --
                                                                  ---------      ---------
                       Cash provided by investing activities          5,339          3,392
                                                                  ---------      ---------
Financing Activities

  Dividends paid                                                    (16,146)       (16,146)
                                                                  ---------      ---------
                       Cash used in financing activities            (16,146)       (16,146)
                                                                  ---------      ---------

Decrease in cash and cash equivalents                                (1,048)          (194)

             Cash and cash equivalents at beginning of period         3,598          3,838
                                                                  ---------      ---------
Cash and cash equivalents at end of period                        $   2,550      $   3,644
                                                                  =========      =========





See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2003


NOTE 1 -- BASIS OF PRESENTATION

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

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

      Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform with the current year's presentation.

      Stock Incentive and Bonus Plans: The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Had compensation expense for the Plans been determined in accordance with SFAS No. 123 (using the Black-Scholes option-pricing model), the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                  Three Months                     Nine Months
                                                               Ended September 30,             Ended September 30,
                                                             ------------------------      ------------------------
                                                                2003           2002           2003           2002
Net Income:
     As reported                                             $   3,852      $   1,360      $   9,414      $   8,797
     Add:  Recognized stock-based employee compensation,
         net of tax                                                 --             --             --             10

     Deduct:  Employee compensation expense determined under
         fair value method, net of tax                             (97)           (97)          (290)          (290)
                                                             ---------      ---------      ---------      ---------
     Pro forma                                               $   3,755      $   1,263      $   9,124      $   8,517
                                                             =========      =========      =========      =========
Basic Earnings per Share:
     As reported                                             $    0.14      $    0.05      $    0.35      $    0.33
     Pro forma                                               $    0.14      $    0.05      $    0.34      $    0.32
                                                             =========      =========      =========      =========
Diluted Earnings per Share:
     As reported                                             $    0.14      $    0.05      $    0.35      $    0.33
     Pro forma                                               $    0.14      $    0.05      $    0.34      $    0.32
                                                             =========      =========      =========      =========


NOTE 3 -- INVENTORIES

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

NOTE 4 -- INCOME TAXES

      The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the nine months ended September 30, 2003 and 2002 were $2.8 million and $5.1 million, respectively.

NOTE 5 -- BASIC AND DILUTED EARNINGS PER SHARE

      Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the three and nine months ended September 30, 2003 and 2002 of 26,928,000 and 26,914,000, and 27,093,000 and 27,062,000, respectively.

NOTE 6 -- COMPREHENSIVE INCOME

      As there were no non-owner changes in equity during the first nine months of 2003 and 2002, total comprehensive income equals net income for the three months ended September 30, 2003 and 2002 of $3.9 million and $1.4 million, respectively, and for the nine months ended September 30, 2003 and 2002 of $9.4 million and $8.8 million, respectively.

NOTE 7 -- CONTINGENT LIABILITIES

      As of September 30, 2003, the Company is a defendant in approximately 24 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

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

      Of the lawsuits brought by municipalities or a state Attorney General, fifteen have been dismissed. Twelve of those cases are concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans
- dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati - voluntarily withdrawn after a unanimous vote of the city council; Detroit - dismissed by Michigan Court of Appeals, no appeal; and Wayne County - dismissed by Michigan Court of Appeals, no appeal; New York State - dismissed by New York Court of Appeals, no further appeal.

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court and a decision by the Indiana Supreme Court is pending. Washington, D.C. is on appeal from its complete dismissal. On March 7, 2003, the consolidated California Cities case involving nine cities and three counties was dismissed as to all manufacturer defendants, and plaintiffs appealed on June 9, 2003. The Chicago dismissal was reversed in part on appeal, and an appeal to the Illinois Supreme Court is pending. Camden City was dismissed on July 7, 2003 due to the bankruptcy of one of the parties; no further action has been taken by the city. On October 15, 2003, the Circuit Court of the County of St. Louis dismissed the St. Louis case. It is presently unknown if plaintiffs will appeal.

      Cleveland and New York City are stayed. On March 11, 2003, the intermediate New Jersey Court of Appeals in the Newark lawsuit affirmed the decision of the trial court permitting certain claims to proceed into pretrial discovery. Newark and Jersey City are proceeding with pretrial discovery. In the NAACP case, on May 14, 2003, an advisory jury returned a verdict rejecting the NAACP's claims. On July 21, 2003, Judge Jack B. Weinstein entered an order dismissing the NAACP lawsuit, but this order contained lengthy dicta which defendants believe are contrary to law and fact. Appeals by both sides were filed, but on October 27, 2003 the NAACP announced that it was withdrawing its appeal.

      Legislation has been passed in approximately 31 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress. It passed the House by a 2-to-1 bipartisan majority and has over 55 co-sponsors in the Senate.


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

      On March 17, 2000, Smith & Wesson announced that it had reached a settlement to conclude some of the municipal lawsuits with various governmental entities. On March 30, 2000, the Office of the Connecticut Attorney General began an investigation of certain alleged "anticompetitive practices in the firearms industry." On April 17, 2000, the State of Maryland's Attorney General also made similar inquiries as to the Company. On August 9, 2000, the U.S. Federal Trade Commission also filed such a civil investigative demand regarding the Smith & Wesson settlement. During April 2002, after the city of Boston voluntarily withdrew its case with prejudice as to all remaining defendants, Boston moved jointly with Smith & Wesson to dissolve their consent decree settlement, which motion the court accepted. The Company has not engaged in any improper conduct and has cooperated with these investigations. The U.S. Federal Trade Commission announced that it was terminating this investigation without further action on August 22, 2003.

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

      A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $437 million at September 30, 2003, is set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

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

      The Company has reported all cases instituted against it through June 30, 2003 and the results of those cases, where terminated, to the Securities and Exchange Commission on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

NOTE 8 -- RELATED PARTY TRANSACTIONS

      For the three and nine months ended September 30, 2003 and 2002, the Company paid Newport Mills, of which William B. Ruger, Jr., Chairman and Chief Executive Officer of the Company, is the sole proprietor, $60,750 and $182,250, and $81,000 and $182,250, respectively, for storage rental and office space. On July 17, 2003, the Company sold two automobiles to William B. Ruger, Jr. for $60,000.


NOTE 9 -- OPERATING SEGMENT INFORMATION

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

                                  Three Months                  Nine Months
                                Ended September 30,          Ended September 30,
                                -------------------          -------------------
                               2003           2002         2003           2002
                               ----           ----         ----           ----
Net Sales
     Firearms              $  32,237      $  32,210      $  95,876      $ 108,366
     Castings
          Unaffiliated         4,583          5,830         13,877         17,898
          Intersegment         2,754          3,968         12,368         13,268
                           ---------      ---------      ---------      ---------
                               7,337          9,798         26,245         31,166
     Eliminations             (2,754)        (3,968)       (12,368)       (13,268)
                           ---------      ---------      ---------      ---------
                           $  36,820      $  38,040      $ 109,753      $ 126,264
                           =========      =========      =========      =========
Income/(loss) before
   income taxes

     Firearms              $     916      $   3,856      $  11,228      $  19,921
     Castings                   (633)        (2,059)        (2,107)        (6,400)
     Corporate                 6,148            473          6,595          1,165
                           ---------      ---------      ---------      ---------
                           $   6,431      $   2,270      $  15,716      $  14,686
                           =========      =========      =========      =========

                                                        September 30,  December 31,
                                                            2003          2002
                                                            ----          ----
Identifiable Assets
     Firearms                                             $ 78,058      $ 79,301
     Castings                                               19,025        19,394
     Corporate                                              79,119        85,263
                                                          --------      --------
                                                          $176,202      $183,958
                                                          ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

      The Company achieved consolidated net sales of $36.8 million and $109.8 million for the three and nine months ended September 30, 2003, respectively. This represents a decrease of 3.2% from third quarter sales in 2002 of $38.0 million and a decrease of 13.1% from net sales of $126.3 million for the nine months ended September 30, 2002.

      Firearms segment net sales of $32.2 million in the third quarter of 2003 were consistent with the third quarter of 2002. For the nine months ended September 30, 2003, firearms segment net sales decreased by $12.5 million or 11.5% to $95.9 million compared to the corresponding 2002 period. Firearms unit shipments were consistent for the three month period and decreased 10.2% for the nine month period ended September 30, 2003 from the comparable 2002 periods. For the quarter, shipments of rifles and shotguns declined, while shipments of revolvers and pistols improved. Revolver shipments benefited from the popularity of the new Single Six revolver in the .17 HMR caliber which was introduced in 2003. Pistol shipments reflected strong demand for the recently-introduced MK-4NRA, a .22 caliber pistol commemorating William B. Ruger, the Company's founder. The decrease for the nine month period ended September 30, 2003 reflected decreased demand for pistols, rifles, revolvers and shotguns. In 2003, the Company instituted a sales incentive program for its distributors which allows them to earn rebates of up to 1.5% if certain annual overall sales targets are achieved. This program replaces a similar sales incentive program in 2002. From May 1, 2003 to September 30, 2003, the Company offered a consumer-driven sales incentive program for certain centerfire pistols. From August 1, 2002 through November 30, 2002, the Company conducted a similar consumer-driven sales incentive program for certain hunting rifles and revolvers.

      Casting segment net sales decreased by $1.2 million or 21.4% to $4.6 million in the three months ended September 30, 2003 from $5.8 million in the third quarter of 2002. For the nine months ended September 30, 2003, casting segment net sales decreased $4.0 million or 22.5% to $13.9 million. The reduction in casting segment sales in 2003 is primarily due to an apparent weakened demand for titanium castings. Shipments of titanium golf clubheads to Karsten Manufacturing Corporation decreased $6.0 million for the nine months ended September 30, 2003 compared to the corresponding period in 2002. There are no future shipments expected to Karsten Manufacturing Corporation in 2003. The Company anticipates that total casting segment sales in 2003 may be below the level achieved in 2002. The Company continues to actively pursue other casting business opportunities.

      Consolidated cost of products sold for the third quarter of 2003 and for the third quarter of 2002 was $31.1 million each, respectively. For the nine months ended September 30, 2003, consolidated cost of products sold was $85.1 million compared to $97.1 million in the corresponding 2002 period, representing a decrease of 13.1% for the nine month period. The decrease was primarily attributable to decreased net sales in both firearms and castings and to reduced production costs in the castings segment, and are partially offset by increases in product liability costs and a charge related to certain obsolete firearms inventory during the third quarter.

      For the third quarter of 2003, gross profit as a percent of net sales decreased to 15.5% from 18.2% in the third quarter of 2002. Gross profit as a percentage of net sales decreased to 22.5% for the nine month period ended September 30, 2003 from 23.1% for the nine month period ended September 30, 2002. The decrease in margin in the quarter ended September 30, 2003 was primarily caused by an unfavorable adjustment in the firearms segment for a charge related to certain obsolete firearms inventory and increased product liability costs, offset by improved margins in the castings segment compared to the corresponding 2002 period. The decrease in margin for the nine month period ended September 30, 2003 is primarily attributable to decreased firearm sales, increased product liability costs and a charge related to certain obsolete firearms inventory.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


      Selling, general and administrative expenses increased $0.3 million to $5.5 million for the quarter ended September 30, 2003 compared with the prior year period principally reflecting royalties to the NRA Foundation for shipments of the MK4-NRA commemorative pistol, as well as increased national advertising expenditures. Selling, general and administrative expenses of $15.7 million for the nine months ended September 30, 2003 were consistent with the corresponding 2002 period.

      Total other income increased by $5.6 million and $5.4 million in the quarter and nine months ended September 30, 2003, respectively, compared to the corresponding 2002 periods. Included in total other income for the third quarter and nine months ended September 30, 2003 is the pretax gain of $5.9 million from the sale of certain non-manufacturing real estate in Arizona, known as the Single Six Ranch. Conversely, the decrease in other income-net for the quarter and nine months ended September 30, 2003 compared to the corresponding 2002 periods is primarily attributable to decreased earnings on short-term investments as a result of declining interest rates and reduced principal.

      The effective income tax rate was 40.1% in both the third quarter and nine months ended September 30, 2003 and September 30, 2002, respectively.

      As a result of the foregoing factors, consolidated net income for the three and nine months ended September 30, 2003 increased to $3.9 million and to $9.4 million, respectively, from $1.4 million and $8.8 million for the three and nine months ended September 30, 2002, respectively.

Financial Condition

      At September 30, 2003, the Company had cash, cash equivalents and short-term investments of $54.9 million, working capital of $108.5 million and a current ratio of 5.9 to 1.

      Cash provided by operating activities was $9.8 million and $12.6 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash provided by investing activities in 2003 is principally a result of the sale of certain non-manufacturing real estate in Arizona, known as the Single Six Ranch.

      The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's marketing year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February must be made by April 30. Generally, shipments made in subsequent months must be paid within approximately 90 days. Dating plan receivable balances were $4.8 million at September 30, 2003 compared to $9.3 million at September 30, 2002. The consumer-driven sales incentive program offered from August 2002 through November 2002 included certain hunting rifles eligible for dating discounts. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

      Capital expenditures during the nine months ended September 30, 2003 totaled $3.0 million. For the past two years capital expenditures averaged approximately $0.8 million per quarter. In 2003, the Company expects to spend approximately $5.0 million on capital expenditures to upgrade and modernize manufacturing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


equipment primarily at the Newport Firearms, Ruger Investment Casting, and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

      For the nine months ended September 30, 2003 dividends paid totaled $16.1 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March, June and September 2003. On October 23, 2003, the Company declared a regular quarterly dividend of $.20 per share payable on December 15, 2003. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

      In conjunction with the sale of its Uni-Cast division in June 2000, the Company extended credit to the purchaser in the form of a note and a line of credit, both of which are collateralized by certain of the assets of Uni-Cast. In 2002, the Company established an additional collateralized line of credit for the purchaser and, as of September 30, 2003, the total amount due from the purchaser was $2.0 million. The Company purchases aluminum castings used in the manufacture of certain models of pistols exclusively from Uni-Cast.

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

      Until November 30, 1998, the "Brady Law" mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the "Brady Law" has not had a significant effect on the Company's sales of firearms, nor does it anticipate any impact on sales in the future. The "Crime Bill" took effect on September 13, 1994, but none of the Company's products were banned as so-called "assault weapons." To the contrary, all the Company's then- manufactured commercially-sold long guns were exempted by name as "legitimate sporting firearms." The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

      The Company is a defendant in numerous lawsuits involving its products and is aware of certain other such claims. The Company has expended significant amounts of financial resources and management time in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


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

      Of the lawsuits brought by municipalities or a state Attorney General, fifteen have been dismissed. Twelve of those cases are concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans
- dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati - voluntarily withdrawn after a unanimous vote of the city council; Detroit - dismissed by Michigan Court of Appeals, no appeal; and Wayne County - dismissed by Michigan Court of Appeals, no appeal; New York State - dismissed by New York Court of Appeals, no further appeal.

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court and a decision by the Indiana Supreme Court is pending. Washington, D.C. is on appeal from its complete dismissal. On March 7, 2003, the consolidated California Cities case involving nine cities and three counties was dismissed as to all manufacturer defendants, and plaintiffs appealed on June 9, 2003. The Chicago dismissal was reversed in part on appeal, and an appeal to the Illinois Supreme Court is pending. Camden City was dismissed on July 7, 2003 due to the bankruptcy of one of the parties; no further action has been taken by the city. On October 15, 2003, the Circuit Court of the County of St. Louis dismissed the St. Louis case. It is presently unknown if plaintiffs will appeal.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


      Cleveland and New York City are stayed. On March 11, 2003, the intermediate New Jersey Court of Appeals in the Newark lawsuit affirmed the decision of the trial court permitting certain claims to proceed into pretrial discovery. Newark and Jersey City are proceeding with pretrial discovery. In the NAACP case, on May 14, 2003, an advisory jury returned a verdict rejecting the NAACP's claims. On July 21, 2003, Judge Jack B. Weinstein entered an order dismissing the NAACP lawsuit, but this order contained lengthy dicta which defendants believe are contrary to law and fact. Appeals by both sides were filed, but on October 27, 2003 the NAACP announced that it was withdrawing its appeal.

      Legislation has been passed in approximately 31 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress. It passed the House by a 2-to-1 bipartisan majority and has over 55 co-sponsors in the Senate.

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

      Inflation's effect on the Company's operations is most immediately felt in cost of products sold because the Company values inventory on the LIFO basis. Generally under this method, the cost of products sold reported in the financial statements approximates current costs, and thus, reduces distortion in reported income

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


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

      FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," introduces a new consolidation model with respect to variable interest entities. The new model requires that the determination of control should be based on the potential variability in gains and losses of the variable interest entity being evaluated. The Company adopted this statement effective July 1, 2003. The adoption of this statement did not have a material impact on the Company's financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

      At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information related to the Company is made known to the Chief Executive Officer and Treasurer and Chief Financial Officer by others within the Company during the period in which this report was being prepared. During the third quarter of 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The nature of the legal proceedings against the Company is discussed at
Note 7 to this Form 10-Q report, which is incorporated herein by reference.

      The Company has reported all cases instituted against it through June 30, 2003, and the results of those cases, where terminated, to the Securities and Exchange Commission on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

      No cases were formally instituted against the Company during the three months ended September 30, 2003, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.

      During the three months ending September 30, 2003, no previously reported cases were settled.

      On July 21, 2003, Judge Jack B. Weinstein entered an order dismissing the previously reported NAACP (NY) lawsuit. Judge Weinstein stated that plaintiffs failed to prove specific harm to their organization, and that required dismissal of the case. His opinion of dismissal contained lengthy dicta which defendants believe are contrary to law and fact. Appeals by both sides were filed, but on October 27, 2003, the NAACP announced that it was withdrawing its appeal.

      On August 7, 2003, the Michigan Court of Appeals unanimously reversed the trial court's decision in both the Detroit (MI) and Wayne County (MI) lawsuits and dismissed these cases. The trial court had denied

PART II. OTHER INFORMATION
the defendants' motion for summary disposition based on Michigan law, which prohibits cities from bringing civil actions against manufacturers of firearms or ammunition unless the product is defective, or its sale breaches a warranty or contract with a city. The trial court found the statute to be invalid, but the appellate court found it to be both constitutional and controlling. Plaintiffs did not appeal.

      On August 22, 2003, the Federal Trade Commission closed its two-year investigation of a number of members of the firearms industry without action. The stated purpose of the investigation was to determine whether any members of the firearms industry violated Section 5 of the FTC Act by illegally conspiring to boycott Smith & Wesson after that company concluded an agreement with the Clinton Administration in March, 2000.

      On September 30, 2003, in the previously reported Lawn (Canada) lawsuit, an order of dismissal was entered, dismissing the Company from the original claim by the plaintiffs and a cross-claim that was filed by the ammunition manufacturer.

      On October 6, 2003, the jury in the previously reported Whaley (AK) case returned with a unanimous defense verdict. The case involved a claimed accidental discharge of a Ruger M77 rifle. It is unknown at this time if plaintiffs will appeal this verdict.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  31.1 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


            (b) The Company filed the following reports on Form 8-K during the three months ended September 30, 2003:

                  On July 18, 2003, the Company filed a Current Report on Form 8-K regarding an update to stockholders and other interested parties on financial results for the second quarter and six months ended June 30, 2003.

                          STURM, RUGER & COMPANY, INC.

             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STURM, RUGER & COMPANY, INC.
                                           -------------------------------------




Date:  October 31 , 2003                   S/THOMAS A. DINEEN
       -----------------                   -------------------------------------
                                           Thomas A. Dineen
                                           Principal Financial Officer,
                                           Treasurer and Chief Financial Officer