Form 10-K
period 2003-12-31
STURM RUGER & CO INC
filed 2004-03-12
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2003:

Common Stock, $1 par value - $210,208,600

The number of shares outstanding of the issuer's common stock as of March 1, 2004:

Common Stock, $1 par value - 26,910,720 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 4, 2004 are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business ........................................................   3

Item 2.   Properties ......................................................  10

Item 3.   Legal Proceedings ...............................................  10

Item 4.   Submission of Matters to a Vote of Security Holders .............  14

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters .......................................................  15

Item 6.   Selected Financial Data .........................................  15

Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations .........................................  15

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ......  16

Item 8.   Financial Statements and Supplementary Data .....................  16

Item 9.   Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure ..........................................  16

Item 9A.  Controls and Procedures..........................................  17

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ..............  17

Item 11.  Executive Compensation ..........................................  17

Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters ...............................  18

Item 13.  Certain Relationships and Related Transactions ..................  18

Item 14.  Principal Accountant Fees and Services ..........................  18

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .  19

Signatures.................................................................  23
Exhibit Index..............................................................  24
Financial Statement Schedule...............................................  27

PART I

ITEM 1 -- BUSINESS

COMPANY OVERVIEW

Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms and precision investment castings. The Company's design and manufacturing operations are located in the United States. Substantially all sales are domestic and export sales are insignificant.

The Company is the only U.S. firearms manufacturer which offers products in all four industry product categories: rifles, shotguns, pistols, and revolvers. The Company's firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market. Investment castings manufactured are of titanium and steel alloys. Investment castings are sold either directly to or through manufacturers' representatives to companies in a wide variety of industries.

The Company believes that it is the largest U.S. firearms manufacturer, based on data reported in the Bureau of Alcohol, Tobacco and Firearms' 2000 Annual Firearms Manufacturing and Exportation Report ("BATF Data"). The Company, which has been profitable every year since 1950, believes it has a preeminent reputation among sportsmen, hunters, and gun collectors for technical innovation and quality construction, based on reports in industry and business publications. The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.

For the years ended December 31, 2003, 2002, and 2001, net sales attributable to the Company's firearms operations were approximately 88%, 86%, and 85%, respectively, of total net sales. The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations. Further information regarding industry segment data is incorporated by reference to pages 21 and 22 of the Company's 2003 Annual Report to Stockholders.

FIREARMS PRODUCTS

The Company's firearms, which are sold under the "Ruger" name and trademark, consist of single-shot, autoloading, bolt-action, lever action, and muzzleloading rifles in a broad range of hunting calibers; shotguns in three gauges; .22 caliber rimfire autoloading pistols and centerfire autoloading pistols in various calibers; and single-action, double-action, and muzzleloading revolvers in various calibers. The Company manufactures a wide range of high quality products and does not manufacture inexpensive concealable firearms, sometimes known as "Saturday Night Specials," nor does it commercially-sell any firearm included on the list of "assault weapons" which was part of anti-crime legislation enacted by Congress in 1994.

Many of the firearms introduced by the Company over the years have become "classics" which have retained their popularity for decades and are sought by collectors. These firearms include the single-action Single-Six, Blackhawk, and Bearcat revolvers; the double-action Redhawk revolvers; the 10/22 and Mini-14 autoloading, M-77 bolt-action, and Number One Single-Shot rifles; and the Red Label over-and-under shotguns. The Company has supplemented these "classics" with the introduction of new models and variations of existing models, including a line of centerfire autoloading pistols introduced in

1987, three lines of double action revolvers, the SP101, GP100, and Super Redhawk models, as well as a line of lever action rifles introduced in 1997.

The Company's ongoing commitment to the development and introduction of new models of firearms in appropriate product categories continues to generate new offerings. In 2004, the Company plans to introduce several new offerings, including the Ruger 40th Anniversary 10/22 Carbine, the Ruger 10/22 Rifle, the Ruger 10/17 Rifle, and the Ruger New Model Single Six Hunter revolvers. Two new rifles in the new .204 Ruger cartridges are also planned by the Company for 2004: a Number 1 Single Shot and a M77MKII bolt action rifle. In addition, a Gold Label side-by-side shotgun is in production.

The Company presently manufactures 34 different types of firearm products in four industry categories: rifles, shotguns, pistols, and revolvers. Most are available in several models based upon caliber, finish, barrel length, and other features.

RIFLES -- A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. The Company presently manufactures fifteen different types of rifles: the M77 Mark II, the M77 Mark II Magnum, the 77/17, the 77/22, the 77/44, the 10/22, the Model 96/22, the Model 96/44, the Model 96/17, the Mini-14, the Mini Thirty, the Ruger Carbine, the Deerfield Carbine (99/44), the No. 1 Single-Shot, and the 77/50 Muzzle Loader. Sales of rifles by the Company accounted for approximately $61.3 million, $69.1 million, and $72.8 million, of revenues for the years 2003, 2002 and 2001, respectively.

SHOTGUNS -- A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. The Company presently manufactures two different types of over-and-under shotguns: the Red Label available in 12, 20, and 28 gauge and the Woodside available in 12 gauge. Most of the Red Label models are available in special Sporting Clays, English Field, All-Weather and engraved versions. The Company is manufacturing a Gold Label side-by-side shotgun in 12 gauge. Sales of shotguns by the Company accounted for approximately $5.1 million, $6.0 million, and $6.1 million of revenues for the years 2003, 2002 and 2001, respectively.

PISTOLS -- A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The Company presently manufactures three different types of pistols: the Ruger Mark II .22 caliber in Standard, Competition, and Target models, the Ruger 22/45, and the P-Series centerfire autoloading pistols in various calibers, configurations, and finishes. Sales of pistols by the Company accounted for approximately $26.4 million, $25.8 million, and $26.6 million of revenues for the years 2003, 2002 and 2001, respectively.

REVOLVERS -- A revolver is a handgun which has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. The Company presently manufactures ten different types of single-action revolvers in a variety of calibers, configurations, and finishes: the New Model Single-Six, the New Model ..32 Magnum Super Single-Six, the New Model Blackhawk, the New Model Super Blackhawk, the Vaquero, the Ruger Bisley, the Old Army Cap & Ball, the New Bearcat, the Bisley Vaquero, Single-Six, Super Blackhawk, and Bisley Hunter revolvers. The Company presently manufactures four different types of double-action revolvers: the SP101, the GP100, the Redhawk, and the Super Redhawk. Sales of revolvers by the Company accounted for approximately $33.8 million, $34.3 million, and $37.9 million of revenues for the years 2003, 2002, and 2001, respectively.

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $4.0 million, $4.6 million, and $4.2 million of revenues for the years 2003, 2002 and 2001, respectively.

INVESTMENT CASTING PRODUCTS

The Company is also engaged in the manufacture of titanium and ferrous investment castings for a wide variety of markets including sporting goods and commercial and military use. The investment castings products currently manufactured by the Company consist of titanium, chrome-molybdenum, stainless steel, nickel, and cobalt alloys. The Company produces steel marine propellers, titanium hand tools, and various titanium and steel castings for a number of customers. The Company continues to evaluate the viability and profitability of the commercial castings market.

The Ruger Investment Casting Division of the Company located in Prescott, Arizona ("RIC-Prescott Division") engineers and produces titanium and ferrous castings. The Ruger Investment Casting Division of the Company located in Newport, New Hampshire ("RIC-Newport Division") (formerly known as Pine Tree Castings) engineers and produces ferrous castings for a wide range of commercial customers.

Net sales attributable to the Company's investment casting operations (excluding intercompany transactions) accounted for approximately $17.4 million, $21.8 million, and $26.7 million, or 12%, 14%, and 15% of the Company's total net sales for 2003, 2002, and 2001, respectively.

MANUFACTURING

FIREARMS -- The Company produces most rifles, and all shotguns and revolvers at the Newport, New Hampshire facility. Some rifles and all pistols are produced at the Prescott, Arizona facility.

Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company's castings facilities through a process known as precision investment casting. See "Manufacturing-Investment Castings" for a description of the investment casting process. The Company initiated the use of this process in the production of component parts for firearms in 1953 and believes that its widespread use of investment castings in the firearms manufacturing process is unique among firearms manufacturers. The Company believes that the investment casting process provides greater design flexibility and results in component parts which are generally close to their ultimate shape and, therefore, require less machining. Through the use of investment castings, the Company is able to produce durable and less costly component parts for its firearms.

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

INVESTMENT CASTINGS -- The Company manufactures all of its precision investment castings products at one of its two investment casting foundries. To produce a product by the investment casting method, a wax model of the part is created and coated ("invested") with several layers of ceramic material. The shell is then heated to melt the interior wax which is poured off, leaving a hollow mold. To cast the desired part, molten metal is poured into the mold and allowed to cool and solidify. The mold is then broken off to reveal a near net shape cast metal part.

All of the titanium investment castings and some of the ferrous investment castings products are manufactured by the Company's RIC-Prescott Division. This facility is one of the largest investment castings facilities in the Southwest.

After a review of the castings business in the fourth quarter of 2002, it was determined that a portion of the casting production capacity at the RIC-Prescott Division will not be utilized in the short-term. Therefore, in 2002 a $3.3 million pre-tax charge to earnings was recorded to recognize an impairment loss on certain of the investment castings segment assets. A similar evaluation was undertaken by the Company in the fourth quarter of 2003 and no pre-tax charge to earnings was recorded for any impairment loss at that time. The Company is committed to this business and believes it can ultimately benefit the Company.

The Company's RIC-Newport Division manufactures ferrous investment castings.

Raw materials including wax, ceramic material, and metal alloys necessary for the production of investment cast products are supplied to the Company through third parties. The Company believes that these raw materials are readily available from multiple sources at competitive prices.

MARKETING AND DISTRIBUTION

FIREARMS -- The Company's firearms are primarily marketed through a network of selected licensed independent wholesale distributors who purchase the products directly from the Company. They resell to Federally-licensed retail firearms dealers who in turn resell to legally authorized end-users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 16 distributors service the domestic commercial market, with an additional 12 distributors servicing the domestic law enforcement market and two distributors servicing the Canadian market. Four of the Company's distributors service both the domestic commercial market and the domestic law enforcement market. AcuSport Corporation accounted for approximately 19%, 17%, and 21% of net firearms sales and 17%, 15%, and 17% of consolidated net sales in 2003, 2002, and 2001, respectively. Jerry's Sport Center accounted for approximately 12% of the Company's net sales of firearms and 11% of consolidated net sales in 2003. Davidson's Supply Company accounted for approximately 14% of net firearms sales in 2001 and 12% of consolidated net sales in 2001. The Company employs five employees and one independent contractor who service these distributors and call on dealers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end-users, rather than from the Company's distributors, the Company believes that the loss of any distributor would not have a material long-term adverse effect on the Company, but may have a material impact on the Company's financial results for a particular period. The Company considers its relationships with its distributors to be satisfactory.

The Company also exports its firearms through a few select commercial distributors and directly to certain foreign customers, consisting primarily of law enforcement agencies and foreign governments. Foreign sales were less than 10% of the Company's consolidated net sales for each of the past three fiscal years. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of a government purchaser.

In the fourth quarter of 2003, the Company received annual orders from its distributors for the 2004 marketing year. As of March 1, 2004, unfilled firearms orders were approximately $104 million as compared to approximately $98 million at March 1, 2003.

Most of the firearms manufactured by the Company are sold on terms requiring payment in full within 30 days. However, certain products which are generally used during the Fall hunting season are sold pursuant to a "dating plan" which, in general, allows the purchasing distributor to buy the products commencing in December, the usual start of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment. Management believes that this dating plan serves to level out the demand for these seasonal products throughout the entire year and facilitates an efficient manufacturing schedule. The Company does not consider its overall firearms business to be predictably seasonal; however, sales of certain models of firearms are usually lower in the third quarter of the fiscal year.

INVESTMENT CASTINGS -- The investment casting segment's principal markets are commercial, sporting goods, and military. Sales are made directly to customers or through manufacturers' representatives. The Company produces steel marine propellers, steel and titanium hand tools, and various other products for a number of customers. Sales of titanium golf club heads to Karsten Manufacturing Corporation (the makers of "Ping" products) were $1.2 million, $8.2 million, and $11.9 million in 2003, 2002, and 2001, respectively. There are no future shipments expected to Karsten Manufacturing Corporation. The Company continues to pursue other titanium and steel castings markets.

COMPETITION

FIREARMS -- Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category, such as rifles or pistols, several foreign competitors manufacture products in all four industry categories (rifles, shotguns, pistols, and revolvers). Some of these competitors are subsidiaries of larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company's ability to compete with these competitors. The Company is the only domestic manufacturer which produces firearms in all four industry product categories and believes that it is the largest U.S. firearms manufacturer, according to BATF Data. The principal methods of competition in the industry are product innovation, quality, and price. The Company believes that it can compete effectively with all of its present competitors based upon the high quality, reliability, and performance of its products, and the competitiveness of its pricing.

INVESTMENT CASTINGS -- There are a large number of investment castings manufacturers, both domestic and foreign, with which the Company competes. Competition varies based on the type of investment castings products (titanium or steel) and the end-use of the product (commercial, sporting goods, or military). Many of these competitors are larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company's ability to compete with these competitors. The principal methods of competition in the industry are quality, price, and production lead time. The Company believes that it can compete effectively with its present domestic competitors. However, it is unknown at this time if the Company can compete with foreign competitors in the long-term.

After a review of the castings business the Company recorded a $3.3 million pre-tax charge to earnings in the fourth quarter of 2002 to recognize an impairment loss on certain of the investment castings segment assets due to anticipated underutilization of casting production capacity. A similar evaluation was undertaken by the Company in the fourth quarter of 2003 and no pre-tax charge to earnings was recorded for any impairment loss at that time.

EMPLOYEES

As of March 1, 2004, the Company employed 1,242 full-time employees of which approximately 60% had at least ten years of service with the Company.

None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a strike during its entire 54-year history and believes its employee relations are satisfactory.

RESEARCH AND DEVELOPMENT

In 2003, 2002, and 2001, the Company spent approximately $0.9 million, $0.7 million, and $0.8 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 29, 2004, the Company had approximately 32 employees engaged in research and development activities as part of their responsibilities.

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

ENVIRONMENTAL MATTERS

The Company is committed to achieving high standards of environmental quality and product safety, and strives to provide a safe and healthy workplace for its employees and others in the communities in which it operates. The Company has programs in place that monitor compliance with various environmental regulations. However, in the normal course of its manufacturing operations the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. These regulations are integrated into the Company's manufacturing and assembly and testing processes. The Company believes that it is generally in compliance with applicable environmental regulations and the outcome of any environmental proceedings and orders will not have a material effect on its business.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names, ages, and positions of the executive officers of the Company. Officers serve at the pleasure of the Board of Directors of the Company.

        Name                           Age                              Position With Company
        ----                           ---                              ---------------------
William B. Ruger, Jr.                   64       Chairman of the Board of Directors and Chief Executive Officer

Stephen L. Sanetti                      54       Vice Chairman of the Board of Directors, President, Chief
                                                 Operating Officer and General Counsel

Leslie M. Gasper                        50       Corporate Secretary

Thomas A. Dineen                        35       Treasurer and Chief Financial Officer


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

Stephen L. Sanetti became President and Chief Operating Officer on May 6, 2003. Mr. Sanetti has served as General Counsel since 1980. Prior to May 6, 2003, Mr. Sanetti had been Vice Chairman and Senior Executive Vice President since October 24, 2000. Mr. Sanetti has been a Director since March 1, 1998. Prior to October 24, 2000, he had been Vice President, General Counsel of the Company since 1993.

Leslie M. Gasper has been Secretary of the Company since 1994. Prior to this, she was the Administrator of the Company's pension plans, a position she held for more than five years prior thereto.

Thomas A. Dineen became Treasurer and Chief Financial Officer on May 6, 2003. Mr. Dineen had been Assistant Controller since 2001. Prior to that, Mr. Dineen had served as Manager, Corporate Accounting since 1997.

WHERE YOU CAN FIND MORE INFORMATION

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

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act accessible free of charge through the Company's Internet site after the Company has electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.ruger.com. However, such reports will not be accessible through the Company's website as promptly as they are accessible on the SEC's website until later technical improvements are made to the Company's website.

Additionally, the Company's corporate governance materials, including its Board Governance Guidelines; the charters of the Audit, Compensation and Nominating and Corporate Governance committees, and the Code of Business Conduct and Ethics may also be found under the "Stockholder Relations" section of the Company's Internet site at www.ruger.com. A copy of the foregoing corporate governance materials are available upon written request.

ITEM 2 -- PROPERTIES

The Company's manufacturing operations are carried out at two facilities. The following table sets forth certain information regarding each of these facilities:

                                          Approximate
                                        Aggregate Usable
                                          Square Feet            Status                Segment
                                          -----------            ------                -------
Newport, New Hampshire                       350,000                 Owned    Firearms/Castings
Prescott, Arizona                            230,000                Leased    Firearms/Castings

Each facility contains enclosed ranges for testing firearms and also contain modern tool room facilities. The lease of the Prescott facility provides for rental payments which approximate real property taxes. In addition, the Company's headquarters and related operations are in Southport, Connecticut. The Company also has other real estate holdings that are not used in its manufacturing operations and are not materially important to the business of the Company. There are no mortgages on any of the real estate owned by the Company.

ITEM 3 -- LEGAL PROCEEDINGS

As of December 31, 2003, the Company is a defendant in approximately 21 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

a) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories, and

b) those brought by cities, municipalities, counties, associations, and individuals against firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings

ITEM 3 -- LEGAL PROCEEDINGS (CONTINUED)

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

Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities, and counties based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.

The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a constitutional jury, Hamilton, et al. v. Accu-tek, et al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. In subsequent proceedings involving other defendants, the New York Court of Appeals as a matter of law confirmed that 1) no legal duty existed under the circumstances to prevent or investigate criminal misuses of a manufacturer's lawfully made products; and 2) liability of firearms manufacturers could not be apportioned under a market share theory. More recently, the New York Court of Appeals on October 21, 2003 declined to hear the appeal from the decision of the New York Supreme Court, Appellate Division, affirming the dismissal of New York Attorney General Eliot Spitzer's public nuisance suit against the Company and other manufacturers and distributors of firearms. In its decision, the Appellate Division relied heavily on the Hamilton decision in concluding that it was "legally inappropriate," "impractical," "unrealistic" and "unfair" to attempt to hold firearms manufacturers responsible under theories of public nuisance for the criminal acts of others.

Of the lawsuits brought by municipalities or a state Attorney General, fifteen have been dismissed with no appeal pending. Twelve of those cases are concluded:
Atlanta - dismissal by intermediate appellate court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans - dismissed by

Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati - voluntarily withdrawn after a unanimous vote of the city council; Detroit - dismissed by Michigan Court of Appeals, no appeal; Wayne County - dismissed by Michigan Court of Appeals, no appeal; and New York State - Court of Appeals denied plaintiff's petition for leave to appeal the Intermediate Appellate Court's dismissal, no further appeal.

Camden City was dismissed on July 7, 2003 due to the bankruptcy of one of the parties. No further action has been taken by the city. On November 13, 2003, plaintiffs in the Jersey City case voluntarily dismissed the matter. It is unknown whether plaintiffs will re-file. On December 5, 2003, plaintiffs in the Newark case also voluntarily dismissed the matter. It is unknown whether plaintiffs will re-file.

Washington, D.C. is on appeal from its complete dismissal. On March 7, 2003, the consolidated California Cities case involving nine cities and three counties was dismissed as to all manufacturer defendants, and plaintiffs appealed on June 9, 2003. The Chicago dismissal was reversed in part on appeal, and an appeal to the Illinois Supreme Court is pending. On October 20, 2003, the St. Louis Circuit Court dismissed the St. Louis case, and the city has filed a notice of appeal.

The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Cleveland and New York City are open cases and could proceed to trial. In the NAACP case, on May 14, 2003, an advisory jury returned a verdict rejecting the NAACP's claims. On July 21, 2003, Judge Jack B. Weinstein entered an order dismissing the NAACP lawsuit, but this order contained lengthy dicta which defendants believe are contrary to law and fact. An appeal by defendants is pending.

Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress. It passed the House by a 2-to-1 bipartisan majority and had over 54 co-sponsors in the Senate. It was considered by the Senate in March 2004 and failed to pass.

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

Punitive damages, as well as compensatory damages, are demanded in many of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. For claims made after July 10, 1994, compensatory and punitive damage insurance coverage is provided, in states where permitted, for losses exceeding $2.0 million per claim, or an aggregate maximum loss of $6.0 million. For claims made after July 10, 1997, coverage is provided for annual losses exceeding $2.0 million per claim, or an aggregate maximum loss of $5.5 million annually. For claims made after July 10, 2000, coverage is provided for annual losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.

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

The Company has reported all cases instituted against it through September 30, 2003 and the results of those cases, where terminated, to the SEC on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

For a description of all pending lawsuits against the Company through September 30, 2003, reference is made to the discussion under the caption "Item 3. LEGAL PROCEEDINGS" of the Company's Annual Reports on Form 10-K for the years ended December 31, 1998, 1999, and 2002, and to the discussion under caption "Item 1. LEGAL PROCEEDINGS" of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995, June 30, 1996, March 31, June 30, and September 30, 1999, March 31 and September 30, 2000, and March 31, 2002.

The nature of the legal proceedings against the Company is discussed at Note 5 to this Form 10-K report, which is incorporated herein by reference.

Two cases were formally instituted against the Company during the three months ended December 31, 2003, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.

Jonathan Diamond v. Company (FL) in the Circuit Court for Monroe County. The complaint was served on October 7, 2003 and alleges that the plaintiff was injured when he dropped his "old model" single action revolver and it discharged. Plaintiff seeks compensatory damages.

Glenn Raymond Snyder v. Company (TX) in the District Court in Dallas County. The complaint was served on October 24, 2003 and alleges that the plaintiff was injured when he placed his "old model" single action revolver on the ground and it discharged. Plaintiff seeks compensatory damages.

During the three months ending December 31, 2003, no previously reported cases were settled.

On March 27, 2003, in the previously reported Henry (FL) case, an order of dismissal was entered. Plaintiff's time to appeal has expired.

On August 7, 2003, the Michigan Court of Appeals unanimously reversed the trial court's decision in both the Detroit (MI) and Wayne County (MI) lawsuits and dismissed these cases. The trial court had denied the defendants' motion for summary disposition based on Michigan law, which prohibits cities from bringing civil actions against manufacturers of firearms or ammunition unless the product is defective, or its sale breaches a warranty or contract with a city. The trial court found the statute to be invalid, but the appellate court found it to be both constitutional and controlling. Plaintiffs' appeal period expired on October 3, 2003.

On September 30, 2003, in the previously reported Lawn (Canada) lawsuit, an order of dismissal was entered, dismissing the Company from the original claim by the plaintiffs and a cross-claim that was filed by the ammunition manufacturer. The Company was aware of a potential third-party claim, but the period in which the third-party had to effect service has expired.

On October 6, 2003, after a two-week trial, the jury in the previously reported Whaley (AK) case returned with a unanimous defense verdict. The case involved a claimed accidental discharge of a Ruger M77 rifle. Plaintiffs filed a post-trial motion seeking a new trial, which was denied on February 23, 2004.

On October 20, 2003, the previously reported St. Louis (MO) case was dismissed in its entirety by the St. Louis Circuit Court. The court held that plaintiff's arguments were too remote to support a claim on either a public nuisance or negligence theory. Notice of appeal has been filed.

On October 21, 2003, in the previously reported New York State (NY) lawsuit, the New York State Court of Appeals denied plaintiff Attorney General Elliot Spitzer's petition for leave to appeal the Intermediate Appellate Court's June 24, 2203 dismissal of his lawsuit against firearms manufacturers. No further appeal is possible.

On November 13, 2003, the plaintiff in the previously reported Jersey City (NJ) case voluntarily dismissed the matter without prejudice to re-file. It is presently unknown whether plaintiff will re-file.

On December 5, 2003, the plaintiff in the previously reported Newark (NJ) case voluntarily dismissed the matter without prejudice to re-file. It is presently unknown whether plaintiff will re-file.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from pages 3 and 24 of the Company's 2003 Annual Report to Stockholders.

ITEM 6 -- SELECTED FINANCIAL DATA

The information required for this Item is incorporated by reference from page 3 of the Company's 2003 Annual Report to Stockholders.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for this Item is incorporated by reference from pages 4 through 8 of the Company's 2003 Annual Report to Stockholders.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company's balance sheet as current liabilities at December 31, 2003.

                                                           PAYMENT DUE BY PERIOD (IN THOUSANDS)
                                               ----------------------------------------------------------
                                                          LESS THAN 1      1-3          3-5   MORE THAN 5
         CONTRACTUAL OBLIGATIONS                TOTAL        YEAR         YEARS        YEARS     YEARS
         -----------------------                -----        ----         -----        -----     -----
Long-Term Debt Obligations                          --           --           --           --     --
Capital Lease Obligations                           --           --           --           --     --
Operating Lease Obligations                         --           --           --           --     --
Purchase Obligations                           $14,215      $13,982      $   233           --     --
Other Long-Term Liabilities Reflected on
the Registrant's Balance Sheet under GAAP           --           --           --           --     --
Total                                          $14,215      $13,982      $   233           --     --

"Purchase Obligations" as used in the above table includes all agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Certain of the Company's purchase orders or contracts for the purchase of raw materials and other goods and services that may not necessarily be enforceable or

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

legally binding on the Company, are also included in "Purchase Obligations" in the above table. Certain of the Company's purchase orders or contracts therefore included in the table may represent authorizations to purchase rather than legally binding agreements. The Company expects to fund all of these commitments with cash flows from operations and current cash and short-term investments.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A)    FINANCIAL STATEMENTS

       The consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2003, and the notes to the consolidated financial statements and the report dated February 6, 2004 of KPMG LLP, independent auditors, are incorporated by reference from pages 12 through 23 of the Company's 2003 Annual Report to Stockholders.

 (B)   SUPPLEMENTARY DATA

       Quarterly results of operations for 2003 and 2002 are incorporated by reference from page 22 of the Company's 2003 Annual Report to Stockholders.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A -- CONTROLS AND PROCEDURES

EVALUATION

The Company's management, with the participation of the Company's Chief Executive Officer and Treasurer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.

CONCLUSIONS

Based on that evaluation, the Company's Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's executive officers is set forth in Item 1 of this Form 10-K under the caption "Executive Officers of the Company." Information required by this Item is also incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 4, 2004 under the captions "PROPOSAL NO. 1: ELECTION OF DIRECTORS," "THE BOARD OF DIRECTORS AND ITS COMMITTEES," and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on pages 2 through 10 and 24.

ITEM 11 -- EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 4, 2004 under the captions "THE BOARD OF DIRECTORS AND ITS COMMITTEES", "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE," "OPTION/SAR GRANTS IN LAST FISCAL YEAR," "AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES," "PENSION PLAN TABLE," "SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE," and "COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN on pages 5 through 20.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS (CONTINUED)

Information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 4, 2004 under the captions "PROPOSAL NO. 1: ELECTION OF DIRECTORS," "PRINCIPAL STOCKHOLDERS," and "SECURITY OWNERSHIP OF MANAGEMENT" on pages 2 through 4 and 21 through 23.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2003:

                                                  EQUITY COMPENSATION PLAN INFORMATION
                           ---------------------------------------------------------------------------
                                                                                NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                                                                                FUTURE ISSUANCE UNDER
                            NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                            BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                            OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           COLUMN (A))

      PLAN CATEGORY                   (A)                      (B)                       (C)
                            -----------------------    --------------------    -----------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY
HOLDERS

1998 Stock Incentive Plan           923,000             $11.9375 per share            1,005,000

2001 Stock Option Plan
for Non-Employee Directors          100,000              $9.875 per share              100,000

EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY
HOLDERS

None.

          TOTAL                    1,023,000                                          1,105,000

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 4, 2004 under the captions "THE BOARD OF DIRECTORS AND ITS COMMITTEES" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on pages 5 through 10 and 24.

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of the Stockholders to be held May 4, 2004 under the caption "PROPOSAL NO. 2: APPROVAL OF INDEPENDENT AUDITORS" on pages 26 and 27.

PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

(a)    Documents filed as part of this Form 10-K.

       (1)    Financial Statements:

                  Consolidated Balance Sheets -- December 31, 2003 and 2002

                  Consolidated Statements of Income -- Years ended December 31, 2003, 2002, and 2001

                  Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2003, 2002, and 2001

                  Consolidated Statements of Cash Flows -- Years ended December 31, 2003, 2002, and 2001

                  Notes to Consolidated Financial Statements

                  Report of KPMG LLP

       This information is incorporated by reference from the Company's 2003 Annual Report to Stockholders as noted in Item 8.

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

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K (CONTINUED)


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

Exhibit 10.8 Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit
                  10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, SEC File No. 0-4776).

Exhibit 13.1 Annual Report to Stockholders of the Company for the year ended December 31, 2003. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K (CONTINUED)


Exhibit 23.1      Consent and Report on Schedule of Independent Auditors.

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2 Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1      Certification of the Chief Executive Officer Pursuant to
                  Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2      Certification of the Treasurer and Chief Financial
                  Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Exhibit 99.3      Item 3 LEGAL PROCEEDINGS from the Annual Report on Form
                  10-K of the Company for the year ended December 31, 1998, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

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

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K (CONTINUED)


Exhibit 99.7      Item 1 LEGAL PROCEEDINGS from the Quarterly Report on
                  Form 10-Q of the Company for the quarter ended March 31, 2002, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.8      Item 3 LEGAL PROCEEDINGS from the Annual Report on Form
                  10-K of the Company for the year ended December 31, 2002, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

(b)    Report on Form 8-K filed in the fourth quarter of 2003:

On October 20, 2003 the Company filed a Current Report on Form 8-K regarding an update to stockholders and other interested parties on financial results for the third quarter and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           STURM, RUGER & COMPANY, INC.
                                       ----------------------------------------
                                                        (Registrant)




                                       S/THOMAS A. DINEEN
                                       ----------------------------------------
                                       Thomas A. Dineen
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial Officer)


                                       March 11, 2004
                                       ----------------------------------------
                                       Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/WILLIAM B. RUGER, JR.         3/11/04      S/STEPHEN L. SANETTI            3/11/04
---------------------------------------      ---------------------------------------
William B. Ruger, Jr.                        Stephen L. Sanetti
Chairman of the Board, Chief Executive       Vice Chairman of the Board,
   Officer                                      President and Chief Operating Officer
(Principal Executive Officer)



S/JOHN M. KINGSLEY, JR.         3/11/04      S/RICHARD T. CUNNIFF            3/11/04
---------------------------------------      ---------------------------------------
John M. Kingsley, Jr.                        Richard T. Cunniff
Director                                     Director



S/TOWNSEND HORNOR               3/11/04      S/PAUL X. KELLEY                3/11/04
---------------------------------------      ---------------------------------------
Townsend Hornor                              Paul X. Kelley
Director                                     Director



S/JAMES E. SERVICE              3/11/04
---------------------------------------
James E. Service
Director

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

                                                                                       Page No.
                                                                                       --------
Exhibit 10.8      Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for
                  Non-Employee Directors. (Incorporated by reference to Exhibit
                  10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, SEC File No. 0-4776).

Exhibit 13.1      Annual Report to Stockholders of the Company for the year               29
                  ended December 31, 2003. Except for those portions of such
                  Annual Report to Stockholders expressly incorporated by
                  reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and
                  Exchange Commission and shall not be deemed a "filed"
                  document.

Exhibit 23.1      Consent and Report on Schedule of Independent Auditors.                 47

Exhibit 31.1      Certification of Chief Executive Officer Pursuant to Rule
                  13a-14(a) of the Exchange Act.                                          48

Exhibit 31.2      Certification of Treasurer and Chief Financial Officer
                  Pursuant to Rule 13a-14(a) of the Exchange Act.                         50

Exhibit 32.1      Certification of the Chief Executive Officer Pursuant to
                  Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350,
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002.                                                                52

Exhibit 32.2      Certification of the Treasurer and Chief Financial
                  Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.                                             53

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

Exhibit 99.3      Item 1 LEGAL PROCEEDINGS from the Annual Report on Form
                  10-K of the Company for the year ended December 31, 1998, SEC
                  File No. 1-10435, incorporated by reference in Item 3 LEGAL
                  PROCEEDINGS.

Exhibit 99.4      Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on
                  Form 10-Q of the Company for the quarters ended March 31, June
                  30, and September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

                                                                                       Page No.
                                                                                       --------
Exhibit 99.5      Item 3 LEGAL PROCEEDINGS from the Annual Report on Form
                  10-K of the Company for the year ended December 31, 1999, SEC
                  File No. 1-10435, incorporated by reference in Item 3 LEGAL
                  PROCEEDINGS.

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

Exhibit 99.8      Item 3 LEGAL PROCEEDINGS from the Annual Report on Form
                  10-K of the Company for the year ended December 31, 2002, SEC
                  File No. 1-10435, incorporated by reference in Item 3 LEGAL
                  PROCEEDINGS.

                          YEAR ENDED DECEMBER 31, 2003

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES



                            ITEMS 15(a)(2) AND 15(d)
                          FINANCIAL STATEMENT SCHEDULE

                  Sturm, Ruger & Company, Inc. and Subsidiaries

           Item 15(a)(2) and Item 15(d)--Financial Statement Schedule

                Schedule II -- Valuation and Qualifying Accounts

                                 (In Thousands)



                COL. A                   COL. B                 COL. C                  COL. D        COL. E
                ------                   ------                 ------                  ------        ------
                                                              ADDITIONS
                                                              ---------
                                                         (1)             (2)
                                                                       Charged to
                                        Balance at     Charged to         Other                        Balance
                                        Beginning      Costs and        Accounts                       at End
              Description               of Period      Expenses        - Describe     Deductions     of Period
              -----------               ---------      --------        ----------     ----------     ---------
Deductions from asset accounts:
   Allowance for doubtful accounts:
     Year ended December 31, 2003        $  449                                        $    8(a)      $  441
                                         ------                                        ------         ------
     Year ended December 31, 2002        $1,061         $   83                         $  695(a)      $  449
                                         ------         ------                         ------         ------
     Year ended December 31, 2001        $1,252                                        $  191(a)      $1,061
                                         ------                                        ------         ------
   Allowance for discounts:
     Year ended December 31, 2003        $  783         $3,965                         $3,976(b)      $  772
                                         ------         ------                         ------         ------
     Year ended December 31, 2002        $1,145         $4,111                         $4,473(b)      $  783
                                         ------         ------                         ------         ------
     Year ended December 31, 2001        $1,130         $4,346                         $4,331(b)      $1,145
                                         ------         ------                         ------         ------

(a)    Accounts written off

(b)    Discounts taken