Form 10-Q
period 2004-03-31
STURM RUGER & CO INC
filed 2004-05-05
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ----------------- to ---------------

                          Commission file number 0-4776

                          STURM, RUGER & COMPANY, INC.
   --------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                           06-0633559
--------------------------------                           ---------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

  Lacey Place, Southport, Connecticut                              06890
----------------------------------------                        ------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (203) 259-7843
                                ----------------
              (Registrant's Telephone Number, Including Area Code)

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

      The number of shares outstanding of the issuer's common stock, $1 par value, at April 30, 2004: 26,910,720.

                                     INDEX

                 STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets--March 31, 2004 and December
        31, 2003                                                                      3

        Condensed consolidated statements of income--Three months ended
        March 31, 2004 and 2003                                                       5

        Condensed consolidated statements of cash flows--Three months
        ended March 31, 2004 and 2003                                                 6

        Notes to condensed consolidated financial statements--March 31, 2004          7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                14

Item 3. Quantitative and Qualitative Disclosures about Market Risk                   20

Item 4. Controls and Procedures                                                      20

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                            21

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
        Equity Securities                                                            21

Item 3. Defaults Upon Senior Securities                                              21

Item 4. Submission of Matters to a Vote of Security Holders                          21

Item 5. Other Information                                                            21

Item 6. Exhibits and Reports on Form 8-K                                             22

SIGNATURES                                                                           23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
     STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollars in thousands, except per share data)

                                                        March 31,            December 31,
                                                           2004                  2003
                                                        ---------            ------------
                                                       (unaudited)              (Note)
ASSETS

 Current Assets
   Cash and cash equivalents                            $   2,861               $   3,446
   Short-term investments                                  48,091                  50,026
   Trade receivables, less allowances for
     doubtful accounts ($373 and $441) and
     discounts ($448 and $772)                             16,851                  13,284
   Inventories:
     Finished products                                     13,580                  15,243
     Materials and products in process                     34,953                  33,286
                                                        ---------               ---------
                                                           48,533                  48,529

   Deferred income taxes                                    7,523                   7,284
   Prepaid expenses and other current assets                1,624                   1,985
                                                        ---------               ---------
                    Total current assets                  125,483                 124,554

Property, plant and equipment                             156,839                 155,689
   Less allowances for depreciation                      (129,940)               (128,525)
                                                        ---------               ---------
                                                           26,899                  27,164

Deferred income taxes                                       7,907                   8,248
Other assets                                                9,989                  10,047
                                                        ---------               ---------
Total Assets                                            $ 170,278               $ 170,013
                                                        =========               =========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
     STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED BALANCE SHEETS
        (Dollars in thousands, except per share data)

                                                                             March 31,            December 31,
                                                                               2004                   2003
                                                                             ---------            ------------
                                                                            (unaudited)               (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Trade accounts payable and accrued expenses                             $   5,004            $      4,386
     Product liability                                                           4,000                   4,000
     Employee compensation and benefits                                          6,601                   6,177
     Workers' compensation                                                       6,007                   6,057
     Income taxes                                                                2,386                   1,219
                                                                             ---------            ------------
                            Total current liabilities                           23,998                  21,839
Accrued pension liability                                                        4,738                   4,729
Deferred income taxes                                                            7,645                   7,140
Product liability accrual                                                        1,760                   2,665
Contingent liabilities --Note 8                                                      -                       -

Stockholders' Equity
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued                                       -                       -
     Common Stock, par value $1: Authorized shares -
         40,000,000; issued and outstanding 26,910,720                          26,911                  26,911
     Additional paid-in capital                                                  2,508                   2,508
     Retained earnings                                                         111,363                 112,866
     Accumulated other comprehensive income                                     (8,645)                 (8,645)
                                                                             ---------            ------------
Total Stockholders' Equity                                                     132,137                 133,640
                                                                             ---------            ------------
Total Liabilities and Stockholders' Equity                                   $ 170,278            $    170,013
                                                                             =========            ============

Note:

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                                       Three Months Ended March 31,
                                                       2004                  2003
                                                     ------------------------------
Net firearms sales                                   $ 36,138              $ 36,483
Net castings sales                                      4,099                 4,649
                                                     --------              --------

Total net sales                                        40,237                41,132

Cost of products sold                                  28,026                28,695
                                                     --------              --------
Gross profit                                           12,211                12,437

Expenses:
  Selling                                               4,150                 3,897
  General and administrative                            1,676                 1,375
                                                     --------              --------
                                                        5,826                 5,272
                                                     --------              --------
Operating profit                                        6,385                 7,165

Other income-net                                           90                   392
                                                     --------              --------

          Income before income taxes                    6,475                 7,557

Income taxes                                            2,596                 3,030
                                                     --------              --------

                        Net income                   $  3,879              $  4,527
Earnings per share                                   ========              ========

  Basic                                              $   0.14              $   0.17
                                                     ========              ========
  Diluted                                            $   0.14              $   0.17
                                                     ========              ========

Cash dividends per share                             $   0.20              $   0.20
                                                     ========              ========
Average shares outstanding

  Basic                                                26,911                26,911
                                                     ========              ========
  Diluted                                              27,008                26,911
                                                     ========              ========

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                         Three Months Ended March 31,
                                                                            2004               2003
                                                                         ----------------------------
Cash Provided by Operating Activities                                    $   4,012           $  7,894

Investing Activities
 Property, plant and equipment additions                                    (1,150)            (1,424)
 Purchases of short-term investments                                       (32,460)           (36,366)
 Proceeds from sales or maturities of
   short-term investments                                                   34,395             34,741
                                                                         ---------           --------
            Cash provided (used) by investing activities                       785             (3,049)
                                                                         ---------           --------
Financing Activities
  Dividends paid                                                            (5,382)            (5,382)
                                                                         ---------           --------
                        Cash used by financing activities                   (5,382)            (5,382)
                                                                         ---------           --------

Decrease in cash and cash equivalents                                         (585)              (537)

       Cash and cash equivalents at beginning of period                      3,446              3,598
                                                                         ---------           --------

            Cash and cash equivalents at end of period                   $   2,861           $  3,061
                                                                         =========           ========

See notes to condensed consolidated financial statements.

STURM RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Stock Options: The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Had compensation expense for the Plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

          Three months ended March 31,                          2004           2003
-------------------------------------------------              -------        -------
Net Income:
  As reported                                                  $ 3,879        $ 4,527
  Add: Recognized stock-based employee
    compensation, net of tax                                        --             --
  Deduct: Employee compensation expense
    determined under fair value method, net of tax                 (12)           (97)
                                                               -------        -------
  Pro forma                                                    $ 3,867        $ 4,430
                                                               =======        =======
Earnings per Share (Basic and Diluted):
  As reported                                                  $  0.14        $  0.17
  Pro forma                                                    $  0.14        $  0.16
                                                               =======        =======

      The fair value of stock-based compensation expense was computed using the Black-Scholes option-pricing model with the following weighted average assumptions in 2001: dividend yield of 8.0%, expected volatility of 34.3%, risk free rate of return of 2.0%, and expected lives of 5 years. The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

      Recent Accounting Pronouncements: The Company is not aware of any recent accounting pronouncements that are expected to have a material effect on its financial position or financial results.

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

NOTE 4--INCOME TAXES

      The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the three months ended March 31, 2004 and 2003 were $0.8 million and $0.1 million, respectively.

NOTE 5--PENSION PLANS

      The Company sponsors two defined benefit pension plans which cover substantially all employees. A third defined benefit plan is non-qualified and covers certain executive officers of the Company. The estimated cost of these plans is summarized below:

                                                     Three Months Ended March 31,
                                                       2004                2003
                                                     ----------------------------
Service cost                                         $   376               $  372
Interest cost                                            753                  745
Expected return on plan assets                          (805)                (797)
Amortization of prior service cost                       145                  144
Recognized actuarial gains                               191                  189
                                                     -------               ------
   Net periodic pension cost                         $   660               $  653
                                                     =======               ======

NOTE 6--BASIC AND DILUTED EARNINGS PER SHARE

      Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding of 27,008,000 and 26,911,000 for the three months ended March 31, 2004 and 2003, respectively.

NOTE 7--COMPREHENSIVE INCOME

      As there were no non-owner changes in equity during the first quarter of 2004 and 2003, total comprehensive income equals net income, or $3.9 million and $4.5 million, respectively.

NOTE 8--CONTINGENT LIABILITIES

      As of March 31, 2004, the Company was a defendant in approximately 20 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

      (i) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories, and

      (ii) those brought by cities, municipalities, counties, associations, and individuals against firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

      The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a constitutional jury, Hamilton, et al. v. Accu-tek, et al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. In subsequent proceedings involving other defendants, the New York Court of Appeals as a matter of law confirmed that 1) no legal duty existed under the circumstances to prevent or investigate criminal misuses of a manufacturer's lawfully made products; and 2) liability of firearms manufacturers could not be apportioned under a market share theory. More recently, the New York Court of Appeals on October 21, 2003 declined to hear the appeal from the decision of the New York Supreme Court, Appellate Division, affirming the dismissal of New York Attorney General Eliot Spitzer's public nuisance suit against the Company and other manufacturers and distributors of firearms. In its decision, the Appellate Division relied heavily on Hamilton in concluding that it was "legally inappropriate," "impractical," "unrealistic" and "unfair" to attempt to hold firearms manufacturers responsible under theories of public nuisance for the criminal acts of others.

      Of the lawsuits brought by municipalities or a state Attorney General, fifteen have been dismissed with no appeal pending. Thirteen of those cases are concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati - voluntarily withdrawn after a unanimous vote of the city council; Detroit - dismissed by Michigan Court of Appeals, no appeal; Wayne County - dismissed by Michigan Court of Appeals, no appeal; New York State - Court of Appeals denied plaintiff's petition for leave to appeal the Intermediate Appellate Court's dismissal, no further appeal; and Newark - Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice.

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

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Cleveland and New York City are open cases and could proceed to trial. In the NAACP case, on May 14, 2003, an advisory jury returned a verdict rejecting the NAACP's claims. On July 21, 2003, Judge Jack B. Weinstein entered an order dismissing the NAACP lawsuit, but this order contained lengthy dicta which defendants believe are contrary to law and fact. Appeals by both sides have been filed, but plaintiffs have withdrawn their appeal.

      Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress. It passed the U.S. House by a 2-to-1 bipartisan majority and had over 54 co-sponsors in the U.S. Senate. It was considered by the U.S. Senate in February 2004, but failed to gain final passage after it was encumbered with numerous non-germane amendments. It is uncertain when it may be reconsidered by the U.S. Senate.

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

      A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $433 million at March 31, 2004, is set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

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

      The Company has reported all cases instituted against it through December 31, 2003 and the results of those cases, where terminated, to the Securities and Exchange Commission on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

NOTE 9--RELATED PARTY TRANSACTIONS

      During the first quarter of both 2004 and 2003, the Company paid Newport Mills, of which William B. Ruger, Jr., Chairman and Chief Executive Officer of the Company, is the sole proprietor, $60,750 for storage rental and office space.

NOTE 10--OPERATING SEGMENT INFORMATION

      The Company has two reportable operating segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of licensed independent wholesale distributors primarily located in the United States. The investment castings segment consists of two operating divisions which manufacture and sell titanium and steel investment castings.

      Selected operating segment financial information follows (in thousands):

Three months ended March 31,             2004             2003
----------------------------           --------         --------
Net Sales
  Firearms                            $  36,138         $ 36,483
  Castings
    Unaffiliated                          4,099            4,649
    Intersegment                            595            5,340
                                      ---------         --------
                                          4,694            9,989
  Eliminations                             (595)          (5,340)
                                      ---------         --------
                                      $  40,237         $ 41,132
                                      =========         ========
Income Before Income Taxes
  Firearms                            $   6,913         $  7,616
  Castings                                 (504)            (382)
  Corporate                                  66              323
                                      ---------         --------
                                      $   6,475         $  7,557
                                      =========         ========

                                       March 31,           December 31,
Identifiable Assets                      2004                  2003
                                       ---------           ------------
  Firearms                             $  73,757           $     72,600
  Castings                                18,502                 17,939
  Corporate                               78,019                 79,474
                                       ---------           ------------
                                       $ 170,278           $    170,013
                                       =========           ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

      Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms and precision investment castings. The Company's design and manufacturing operations are located in the United States. Substantially all sales are domestic.

      The Company is the only U.S. firearms manufacturer which offers products in all four industry product categories - rifles, shotguns, pistols, and revolvers. The Company's firearms are sold through a select number of independent wholesale distributors principally to commercial sporting market.

      Investment castings manufactured are of titanium and steel alloys. Investment castings are sold either directly to or through manufacturers' representatives to companies in a wide variety of industries.

      The Company measures its performance only against its own historical results because the Company is unable to compare its performance to other companies or specific current industry trends in a timely manner. Many of the Company's competitors are private companies not subject to public information reporting requirements, and most industry-wide data is generally not available on a current basis.

      The Company does not consider its overall firearms business to be predictably seasonal; however, sales of certain models of firearms are usually lower in the third quarter of the year.

Results of Operations

      Consolidated net sales of $40.2 million were achieved by the Company in the first quarter of 2004. This represents a decrease of $0.9 million or 2.2% from the first quarter of 2003 consolidated net sales of $41.1 million.

      Firearms segment net sales were $36.1 million in the first quarter of 2004 compared to $36.5 million in the corresponding 2003 period, a decrease of $0.4 million or 1.1%. Firearms unit shipments increased 0.7%. Shipments increased in the pistol, revolver and shotgun major product categories, with only rifles failing to match unit sales in the comparable 2003 period. Shipments of rimfire bolt-action and lever action rifles were particularly strong in the first quarter of 2003, driven by the popularity of the then-new .17 HMR caliber ammunition. The Company continues a sales incentive program instituted in 2003 for its distributors which allows them to earn rebates of up to 1.5% if certain annual overall sales targets are achieved. In March 2004 the Company announced a sales incentive program for certain autoloading rimfire rifles sold from March to April 2004.

      Castings segment net sales decreased $0.5 million or 10.9% from $4.6 million in the first quarter of 2003 to $4.1 million in the first quarter of 2004 primarily as a result of lower unit volume. Shipments of titanium golf club heads to Karsten Manufacturing Corporation decreased by $0.9 million from the first quarter of 2003. There are no future shipments expected to Karsten Manufacturing. The Company plans to continue to pursue other casting business opportunities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

      Consolidated cost of products sold for the first quarter of 2004 was $28.0 million compared to $28.7 million for the first quarter of 2003, a decrease of $0.7 million or 2.4%. This was primarily attributable to decreased product liability costs and the decline in sales of both segments.

      Gross profit as a percentage of net sales increased to 30.3% in the first quarter of 2004 from 30.2% in the comparable 2003 period. This improvement is primarily attributable to reduced product liability costs.

      Selling, general and administrative expenses increased to $5.8 million in the first quarter of 2004 from $5.3 million in the first quarter of 2003 primarily due to promotional expenses related to the aforementioned sales incentive program for certain autoloading rimfire rifles and other various expenses.

      Other income-net decreased to $0.1 million in the first quarter of 2004 from $0.4 million in the first quarter of 2003 due to increased maintenance expenses associated with nonmanufacturing properties and reduced earnings on short-term investments as a result of declining interest rates.

      The effective income tax rate of 40.1% in the first quarter of 2004 remained consistent with the income tax rate in the corresponding 2003 period.

      As a result of the foregoing factors, consolidated net income decreased $0.6 million to $3.9 million for the first quarter of 2004 from $4.5 million in the first quarter of 2003.

Financial Condition

OPERATIONS

      At March 31, 2004, the Company had cash, cash equivalents and short-term investments of $51.0 million, working capital of $101.5 million and a current ratio of 5.2 to 1, compared to $53.4 million, $102.7 million, and 5.7 to 1, respectively, at December 31, 2003.

      Cash provided by operating activities was $4.0 million and $7.9 million in the first quarter of 2004 and 2003, respectively. This change in cash flows is primarily the result of an increase in accounts receivable in the first quarter of 2004, the utilization of a prepaid tax asset during the first quarter of 2003, and fluctuations in various other operating accounts.

      The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's marketing year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February must be made by April 30. Generally, shipments made in subsequent months must be paid within a maximum of 120 days. Dating plan receivable balances were $6.9 million at March 31, 2004 compared to $6.7 million at March 31, 2003. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

      The Company purchases its various raw materials from a number of suppliers. There is, however, a limited supply of these materials in the marketplace at any given time which can cause the purchase prices to vary based upon numerous market factors. The Company believes that it has adequate quantities of raw materials in inventory to provide ample time to locate and obtain additional items at a reasonable cost without interruption of its manufacturing operations. However, if market conditions result in a significant prolonged inflation of certain prices, the Company's results could be materially adversely affected.

      In conjunction with the sale of its Uni-Cast division in June 2000, the Company extended credit to the purchaser in the form of a note and a line of credit, both of which are collateralized by certain of the assets of the former Uni-Cast division. In July 2002, the Company established an additional collateralized line of credit for the purchaser and, as of March 31, 2004, the total amount due from the purchaser was $1.8 million. The Company purchases aluminum castings used in the manufacture of certain models of pistols exclusively from Uni-Cast.

INVESTING AND FINANCING

      Capital expenditures during the three months ended March 31, 2004 totaled $1.2 million. For the past two years capital expenditures have averaged approximately $1.0 million per quarter. In 2004, the Company expects to spend approximately $8 million on capital expenditures in its ongoing effort to upgrade and modernize all of its divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

      For the three months ended March 31, 2004 dividends paid totaled $5.4 million. This amount reflects the regular quarterly dividend of $.20 per share paid on March 15, 2004. Future dividends will depend on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company's need for funds.

      Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 2004.

Firearms Legislation

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

      Until November 30, 1998, the "Brady Law" mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the "Brady Law" has not had a significant effect on the Company's sales of firearms, nor does it anticipate any impact on sales in the future. The "Crime Bill" took effect on September 13, 1994, but none of the Company's products were banned as so-called "assault weapons." To the contrary, all the Company's then-manufactured commercially-sold long guns were exempted by name as "legitimate sporting firearms." Unless reauthorized by Congress, this law will "sunset" on September 14, 2004. The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

Firearms Litigation

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

      The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a constitutional jury, Hamilton, et al. v. Accu-tek, et al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and "industry-wide" liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. In subsequent proceedings involving other defendants, the New York Court of Appeals as a matter of law confirmed that 1) no legal duty existed under the circumstances to prevent or investigate criminal misuses of a manufacturer's lawfully made products; and 2) liability of firearms manufacturers could not be apportioned under a market share theory. More recently, the New York Court of Appeals on October 21, 2003 declined to hear the appeal from the decision of the New York Supreme Court, Appellate Division, affirming the dismissal of New York Attorney General Eliot Spitzer's public nuisance suit against the Company and other manufacturers and distributors of firearms. In its decision, the Appellate Division relied heavily on Hamilton in concluding that it was "legally inappropriate," "impractical," "unrealistic" and "unfair" to attempt to hold firearms manufacturers responsible under theories of public nuisance for the criminal acts of others.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

      Of the lawsuits brought by municipalities or a state Attorney General, fifteen have been dismissed with no appeal pending. Thirteen of those cases are concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati - voluntarily withdrawn after a unanimous vote of the city council; Detroit - dismissed by Michigan Court of Appeals, no appeal; Wayne County - dismissed by Michigan Court of Appeals, no appeal; New York State - Court of Appeals denied plaintiff's petition for leave to appeal the Intermediate Appellate Court's dismissal, no further appeal; and Newark - Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice.

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

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Cleveland and New York City are open cases and could proceed to trial. In the NAACP case, on May 14, 2003, an advisory jury returned a verdict rejecting the NAACP's claims. On July 21, 2003, Judge Jack B. Weinstein entered an order dismissing the NAACP lawsuit, but this order contained lengthy dicta which defendants believe are contrary to law and fact. Appeals by both sides have been filed, but plaintiffs have withdrawn their appeal.

      Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress. It passed the U.S. House by a 2-to-1 bipartisan majority and had over 54 co-sponsors in the U.S. Senate. It was considered by the U.S. Senate in February 2004, but failed to gain final passage after it was encumbered with numerous non-germane amendments. It is uncertain when it may be reconsidered by the U.S. Senate.

Other Operational Matters

      In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. The Company believes that it is generally in compliance with applicable environmental regulations and the outcome of such proceedings and orders will not have a material adverse effect on the financial position or results of operations of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

      The valuation of the future defined benefit pension obligations at December 31, 2003 indicated that these plans were underfunded. While this estimation has no bearing on the actual funded status of the pension plans, it resulted in the recognition of other comprehensive loss of $0.5 million in 2003.

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

Adjustments to Critical Accounting Policies

      The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company's Annual Report on Form 10-K filed on March 12, 2004, or the judgment affecting the application of those estimates and assumptions.

Recent Accounting Pronouncements

      The Company is not aware of any recent accounting pronouncements that are expected to have a material effect on its financial position or financial results.

Forward-Looking Statements and Projections

      The Company may, from time to time, make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company including lawsuits filed by mayors, state attorneys general and other governmental entities and membership organizations, and the impact of future firearms control and environmental legislation, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.

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

      The Company has reported all cases instituted against it through December 31, 2003, and the results of those cases, where terminated, to the Securities and Exchange Commission on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

      One case was formally instituted against the Company during the three months ended March 31, 2004, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.

      Michelle Beasley v. Company (AL) in the Circuit Court for Walker County. The complaint was served on March 10, 2004 and alleges that the plaintiff was injured when a Ruger New Model single action revolver allegedly discharged after it was picked up. Plaintiff seeks compensatory and exemplary damages.

      During the three months ended March 31, 2004, no previously reported cases were settled.

      On March 9, 2004, in the previously reported Diamond (FL) case, the plaintiff voluntarily dismissed the action when he learned that his claim was barred by a Florida statute of repose. Plaintiff has until December 20, 2006 to reinstate the action, although the Company considers this highly unlikely.

      On March 10, 2004, the previously reported Newark (NJ) case was finally dismissed with prejudice. The plaintiffs' deadline of March 1, 2004 to file an application to reinstate the previous dismissal of their complaint by the trial court was not met.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

            Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            31.1 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) The Company furnished the following report on Form 8-K during the three months ended March 31, 2004:

                  On February 9, 2004, the Company furnished a Current Report on Form 8-K in connection with the public release of its financial results for the fourth quarter and year ended December 31, 2003.

                          STURM, RUGER & COMPANY, INC.

              FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STURM, RUGER & COMPANY, INC.

Date:  May 4, 2004                         S/THOMAS A. DINEEN
                                          --------------------------------------
                                           Thomas A. Dineen
                                           Principal Financial Officer,
                                           Treasurer and Chief Financial Officer