Form 10-Q
period 2004-06-30
STURM RUGER & CO INC
filed 2004-08-04
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2004
                                        -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from_______________  to  _______________

                         Commission file number 1-10435

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

      The number of shares outstanding of the issuer's common stock as of July 31, 2004: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

             Condensed consolidated balance sheets--June 30, 2004 and December 31, 2003             3

             Condensed consolidated statements of income--Three months ended June 30, 2004 and
             2003, Six months ended June 30, 2004 and 2003                                          5

             Condensed consolidated statements of cash flows--Six months ended June 30, 2004        6
             and 2003

             Notes to condensed consolidated financial statements -- June 30, 2004                  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                       14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                20

Item 4.  Controls and Procedures                                                                   20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         20

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities          21

Item 3.  Defaults Upon Senior Securities                                                           21

Item 4.  Submission of Matters to a Vote of Security Holders                                       21

Item 5.  Other Information                                                                         21

Item 6.  Exhibits and Reports on Form 8-K                                                          22

SIGNATURES                                                                                         23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
       STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands)


                                                             June 30,      December 31,
                                                               2004            2003
                                                            ----------      ----------
                                                                              (Note)
   ASSETS

   Current Assets
      Cash and cash equivalents                             $    1,259      $    3,446
      Short-term investments                                    44,004          50,026
      Trade receivables, less allowances for
          doubtful accounts ($373 and $441) and
          discounts ($411 and $772)                             13,078          13,284
      Inventories:
          Finished products                                     15,093          15,243
          Materials and products in process                     35,896          33,286
                                                            ----------      ----------
                                                                50,989          48,529
      Deferred income taxes                                      7,753           7,284
      Prepaid expenses and other assets                          1,275           1,985
                                                            ----------      ----------
                           Total current assets                118,358         124,554

    Property, plant and equipment                              157,658         155,689
           Less allowances for depreciation                   (131,434)       (128,525)
                                                            ----------      ----------
                                                                26,224          27,164
    Deferred income taxes                                          914           1,108
    Other assets                                                10,066          10,047
                                                            ----------      ----------
   Total Assets                                             $  155,562      $  162,873
                                                            ==========      ==========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

       STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED BALANCE SHEETS -- CONTINUED
         (Dollars in thousands, except per share data)


                                                         June 30,      December 31,
                                                           2004            2003
                                                        ----------      ----------
                                                                          (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable and accrued expenses           $    4,478      $    4,386
  Product liability                                          4,000           4,000
  Employee compensation                                      7,032           6,177
  Workers' compensation                                      5,899           6,057
  Income taxes                                               1,409           1,219
                                                        ----------      ----------
                   Total current liabilities                22,818          21,839

Accrued pension liability                                    4,956           4,729
Product liability accrual                                    1,495           2,665
Contingent liabilities -- Note 8                                --              --

Stockholders' Equity
  Common Stock, non-voting, par value $1:
      Authorized shares 50,000; none issued                     --              --
  Common Stock, par value $1: Authorized shares -
      40,000,000; issued and outstanding 26,910,720         26,911          26,911
  Additional paid-in capital                                 2,508           2,508
  Retained earnings                                        105,519         112,866
  Accumulated other comprehensive income                    (8,645)         (8,645)
                                                        ----------      ----------
Total Stockholders' Equity                                 126,293         133,640
                                                        ----------      ----------
Total Liabilities and Stockholders' Equity              $  155,562      $  162,873
                                                        ==========      ==========


Note:

      The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)


                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                   2004              2003             2004             2003
                                                ----------        ----------       ----------       ----------
Firearms sales                                  $   27,598        $   27,156       $   63,736       $   63,639
Castings sales                                       5,115             4,645            9,214            9,294
                                                ----------        ----------       ----------       ----------

Net sales                                           32,713            31,801           72,950           72,933

Cost of products sold                               27,951            25,294           55,977           53,989
                                                ----------        ----------       ----------       ----------
         Gross profit                                4,762             6,507           16,973           18,944

Expenses:
     Selling                                         3,865             3,313            8,015            7,210
     General and administrative                      1,660             1,692            3,336            3,067
                                                ----------        ----------       ----------       ----------
                                                     5,525             5,005           11,351           10,277
                                                ----------        ----------       ----------       ----------
Operating income(loss)                                (763)            1,502            5,622            8,667

Other income(expense)-net                               (7)              226               83              618
                                                ----------        ----------       ----------       ----------

         Income(loss) before income taxes             (770)            1,728            5,705            9,285

Income taxes                                          (309)              693            2,288            3,723
                                                ----------        ----------       ----------       ----------

                 Net income(loss)               ($     461)       $    1,035       $    3,417       $    5,562
                                                ==========        ==========       ==========       ==========

Earnings(loss) per share
      Basic                                     ($    0.02)       $     0.04       $     0.13       $     0.21
                                                ==========        ==========       ==========       ==========
      Diluted                                   ($    0.02)       $     0.04       $     0.13       $     0.21
                                                ==========        ==========       ==========       ==========

Cash dividends per share                        $     0.20        $     0.20       $     0.40       $     0.40
                                                ==========        ==========       ==========       ==========

Average shares outstanding
      Basic                                         26,911            26,911           26,911           26,911
                                                ==========        ==========       ==========       ==========
      Diluted                                       26,911            26,911           26,983           26,911
                                                ==========        ==========       ==========       ==========


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                                    Six Months Ended June 30,
                                                                      2004              2003
                                                                   ----------        ----------
Cash Provided by Operating Activities                              $    4,524        $    8,011

Investing Activities

  Property, plant and equipment additions                              (1,969)           (2,465)
  Purchases of short-term investments                                 (67,830)          (67,761)
  Proceeds from maturities of short-term investments                   73,852            72,107
                                                                   ----------        ----------
                       Cash provided by investing activities            4,053             1,881
                                                                   ----------        ----------

Financing Activities

  Dividends paid                                                      (10,764)          (10,764)
                                                                   ----------        ----------
                           Cash used by financing activities          (10,764)          (10,764)
                                                                   ----------        ----------

Decrease in cash and cash equivalents                                  (2,187)             (872)

            Cash and cash equivalents at beginning of period            3,446             3,598
                                                                   ----------        ----------

                  Cash and cash equivalents at end of period       $    1,259        $    2,726
                                                                   ==========        ==========


See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004


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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Sturm, Ruger & Company, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

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

                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                 ---------------------------          -------------------------
                                                    2004              2003              2004              2003
                                                 ----------        ----------        ----------        ----------
Net Income(loss):
     As reported                                 ($     461)       $    1,035        $    3,417        $    5,562
     Add:  Recognized stock-based employee
       compensation, net of tax                          --                --                --                --
     Deduct:  Employee compensation
       expense determined under fair value
       method, net of tax                                (7)              (97)              (19)             (194)
                                                 ----------        ----------        ----------        ----------
     Pro forma                                   ($     468)       $      938        $    3,398        $    5,368
                                                 ==========        ==========        ==========        ==========
Basic Earnings(loss) per Share:
     As reported                                 ($    0.02)       $     0.04        $     0.13        $     0.21
     Pro forma                                   ($    0.02)       $     0.03        $     0.13        $     0.20
                                                 ==========        ==========        ==========        ==========
Diluted Earnings(loss) per Share:
     As reported                                 ($    0.02)       $     0.04        $     0.13        $     0.21
     Pro forma                                   ($    0.02)       $     0.03        $     0.13        $     0.20
                                                 ==========        ==========        ==========        ==========

            The fair value of stock-based compensation expense was computed using the Black-Scholes option-pricing model with the following weighted average assumptions in 2001: dividend yield of 8.0%, expected volatility of 34.3%, risk free rate of return of 2.0%, and expected lives of 5 years. The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different. There have been no stock options granted since 2001.

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

NOTE 4--INCOME TAXES

      The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the six months ended June 30, 2004 and 2003 were $2.4 million and $1.1 million, respectively.

NOTE 5 -- PENSION PLANS

      The Company sponsors two defined benefit pension plans which cover substantially all employees. A third defined benefit plan is non-qualified and covers certain executive officers of the Company. The estimated cost of these plans is summarized below:

                                          Three Months Ended June 30,         Six Months Ended June 30,
                                          ---------------------------         -------------------------
                                            2004              2003              2004              2003
                                         ----------        ----------        ----------        ----------
Service cost                             $      361        $      382        $      737        $      754

Interest cost                                   718               760             1,471             1,505

Expected return on plan assets                 (773)             (818)           (1,578)           (1,615)

Amortization of prior service cost              136               144               281               288

Recognized actuarial gains                      185               196               376               385
                                         ----------        ----------        ----------        ----------

     Net periodic pension cost           $      627        $      664        $    1,287        $    1,317
                                         ==========        ==========        ==========        ==========


NOTE 6--BASIC AND DILUTED EARNINGS PER SHARE

      Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. For the three months ended June 30, 2004, the treasury stock method would have been antidilutive, therefore the weighted average number of common shares were used for this period's diluted earnings per share calculation. This resulted in diluted weighted-average shares outstanding for the three and six months ended June 30, 2004 and 2003 of 26,911,000 and 26,911,000, and 26,983,000
and 26,911,000, respectively.

NOTE 7 -- COMPREHENSIVE INCOME

      As there were no non-owner changes in equity during the first half of 2004 and 2003, total comprehensive income(loss) equals net income(loss) for the three and six months ended June 30, 2004 and 2003, or ($0.5) million and $1.0 million, and $3.4 million and $5.6 million, respectively.

NOTE 8 - CONTINGENT LIABILITIES

      As of June 30, 2004, the Company is a defendant in approximately 20 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

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

     The dismissal of the Washington, D.C. lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On March 7, 2003, the consolidated California Cities case involving nine cities and three counties was dismissed as to all manufacturer defendants, and plaintiffs appealed on June 9, 2003. The Chicago dismissal was reversed in part on appeal, and an appeal to the Illinois Supreme Court is pending. On October 20, 2003, the St. Louis Circuit Court dismissed the St. Louis case, and the city has filed a notice of appeal.

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

     On March 17, 2000, Smith & Wesson announced that it had reached a settlement to conclude some of the municipal lawsuits with various governmental entities. On March 30, 2000, the Office of the Connecticut Attorney General began an investigation of certain alleged "anticompetitive practices in the firearms industry." On April 17, 2000 the State of Maryland's Attorney General also made similar inquiries as to the Company. On August 9, 2000, the U.S. Federal Trade Commission also filed such a civil investigative demand regarding the Smith & Wesson settlement. During April 2002, after the city of Boston voluntarily withdrew its case with prejudice as to all remaining defendants, Boston moved jointly with Smith & Wesson to dissolve their consent decree settlement, which motion the court accepted. The Company has not engaged in any improper conduct and has cooperated with these investigations. The FTC announced that it was terminating this investigation without further action on August 22, 2003.

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

     A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $433 million at June 30, 2004, is set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

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

     The Company has reported all cases instituted against it through March 31, 2004 and the results of those cases, where terminated, to the Securities and Exchange Commission on its previous Form 10-K and 10-Q reports, to which reference is hereby made.


NOTE 9--RELATED PARTY TRANSACTIONS

     For the three and six months ended June 30, 2004 and 2003, the Company paid Newport Mills, of which William B. Ruger, Jr., Chairman and Chief Executive Officer of the Company, is the sole proprietor, $60,750 and $121,500, and $60,750 and $121,500, respectively, for storage rental and office space.

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

                          Three Months Ended June 30,     Six Months Ended June 30,
                          ---------------------------     -------------------------
                             2004            2003            2004            2003
                             ----            ----            ----            ----
Net Sales
  Firearms                 $ 27,598        $ 27,156        $ 63,736        $ 63,639
  Castings
    Unaffiliated              5,115           4,645           9,214           9,294
    Intersegment              3,937           4,274           7,999           9,614
                           --------        --------        --------        --------
                              9,052           8,919          17,213          18,908
  Eliminations               (3,937)         (4,274)         (7,999)         (9,614)
                           --------        --------        --------        --------
                           $ 32,713        $ 31,801        $ 72,950        $ 72,933
                           ========        ========        ========        ========
Income Before Income
Taxes
  Firearms                 $  1,150        $  2,697        $  8,062        $ 10,313
  Castings                   (1,807)         (1,092)         (2,311)         (1,474)
  Corporate                    (113)            123             (46)            446
                           --------        --------        --------        --------
                           $   (770)       $  1,728        $  5,705        $  9,285
                           ========        ========        ========        ========

                                                           June 30,       December 31,
                                                             2004            2003
                                                             ----            ----
Identifiable Assets
  Firearms                                                 $ 71,765        $ 72,600
  Castings                                                   18,632          17,939
  Corporate                                                  65,165          72,334
                                                           --------        --------
                                                           $155,562        $162,873
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

Results of Operations

      Consolidated net sales of $32.7 million were achieved by the Company for the three months ended June 30, 2004. This represents an increase of 2.9% from 2003 consolidated net sales of $31.8 million. In both 2004 and 2003, sales for the six month period ended June 30 were $72.9 million.

      Firearms segment net sales increased by $0.4 million, or 1.6%, in the second quarter of 2004 to $27.6 million from $27.2 million in the second quarter of the prior year. For the six months ended June 30, 2004 firearms segment net sales were nearly constant, increasing by $0.1 million, to $63.7 million from $63.6 million in the corresponding 2003 period. Firearms unit shipments decreased 5.0% for the three-month period ended June 30, 2004 and were nearly constant for the six-month period ended June 30, 2004 from the comparable 2003 period. For the quarter, shipments of pistols and revolvers were significantly below 2003, while rifle and shotgun shipments exceeded 2003. The increase in shipments of rifles was attributable to the popularity of the new 204 Ruger caliber models, while the increase in shotguns reflected greater availability of over-under models. For the six months ended June 30, 2004, pistol and revolver shipments were below 2003, rifles were consistent with 2003, and shotguns, due to the greater availability of over-under offerings, increased sharply from 2003. Pricing increases and a change in product mix from lower priced products to higher priced products resulted in the further decline in shipments versus sales.

      Casting segment net sales increased by $0.5 million or 26.9% to $5.1 million for the three month period ended June 30, 2004 from the June 30, 2003 period due to increased demand for steel castings. For the six month period ended June 30, 2004 casting segment net sales decreased $0.1 million to $9.2 million, reflecting a moderate increase in demand for steel castings offset by reduced demand for titanium castings. The Company continues to explore casting business opportunities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


      Consolidated cost of products sold for the three and the six months ended June 30, 2004 were $28.0 million and $56.0 million compared to $25.3 million and $54.0 million for the three and six months ended June 30, 2003, representing an increase of 10.5% and 3.7%, respectively. The respective increases are primarily attributable to increased production costs in the castings segment, and increased overhead expenses resulting from a reduction in production volume. The Company also incurred an expense of $0.3 million related to the relocation of two titanium furnaces from its Arizona foundry to New Hampshire. The total cost of this relocation is expected to be $1 million and is expected to be incurred during the latter half of 2004. These increased expenses are partially offset by decreased product liability costs.

      Gross profit as a percentage of net sales was 23.3% for the six month period ended June 30, 2004 as compared to 26.0% in the comparable 2003 period. For the second quarter of 2004, gross profit as a percent of sales fell to 14.6% from 20.5% in the second quarter of 2003. Margin deterioration during the three and six month periods ended June 30, 2004 was caused by less efficient firearms production caused by lower rates of production, increased production costs in the castings segment, and the aforementioned $0.3 million relocation expenses related to the two titanium furnaces, partially offset by decreased product liability expenses.

      Selling, general and administrative expenses were $5.5 million and $11.4 million for the three and six months ended June 30, 2004, representing increases of $0.5 million and $1.1 million, respectively, from the corresponding 2003 periods. The increases for both the three and six months periods ended June 30, 2004 were primarily attributable to additional firearm promotional and advertising expenses as well as increased personnel related expenses.

     Other income-net decreased by $0.2 million and $0.5 million, respectively, in the three and six months ended June 30, 2004 compared to the corresponding 2003 periods. These decreases are due to decreased earnings on short-term investments resulting from a decrease in the total short-term investments held during the periods. Other income-net for both the three and six month periods ended June 30, 2004 was also adversely impacted by $0.3 million of costs related to the operation of rental property purchased by the Company at the end of 2003.

      The effective income tax rate of 40.1% in the three months and six months ended June 30, 2004 remained consistent with the income tax rate in the corresponding 2003 periods.

      As a result of the foregoing factors, consolidated net income decreased $1.5 million, or 144.5%, from $1.0 million for the three months ended June 30, 2003 to a loss of $0.5 million for the three months ended June 30, 2004, and decreased $2.1 million, or 38.6%, from $5.6 million for the six months ended June 30, 2003 to $3.4 million for the six months ended June 30, 2004.

Financial Condition

OPERATIONS

      At June 30, 2004, the Company had cash, cash equivalents and short-term investments of $45.2 million, working capital of $95.5 million and a current ratio of 5.2 to 1.

      Cash provided by operating activities was $4.5 million and $8.0 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in cash provided is principally a result of lower net income and an increase in inventories during the first six months of 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


      The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's marketing year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February must be made by April 30. Generally, shipments made in subsequent months must be paid within approximately 120 days. Dating plan receivable balances were $6.2 million at June 30, 2004 compared to $2.7 million at June 30, 2003. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

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

      In conjunction with the sale of its Uni-Cast division in June 2000, the Company extended credit to the purchaser in the form of a note and a line of credit, both of which are collateralized by certain of the assets of Uni-Cast. In July 2002, the Company established an additional collateralized line of credit for the purchaser and, as of June 30, 2004, the total amount due from the purchaser was $1.7 million. The Company purchases aluminum castings used in the manufacture of certain models of pistols exclusively from Uni-Cast.

INVESTING AND FINANCING

      Capital expenditures during the six months ended June 30, 2004 totaled $2.0 million. For the past two years capital expenditures averaged approximately $0.9 million per quarter. In 2004, the Company expects to spend approximately $6 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms, Ruger Investment Casting, and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

      For the six months ended June 30, 2004 dividends paid totaled $10.8 million. This amount reflects the regular quarterly dividend of $.20 per share paid in March and June 2004. On July 27, 2004, the Company declared a quarterly dividend of $.10 per share payable on September 15, 2004. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

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

      Until November 30, 1998, the "Brady Law" mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the"Brady Law" has not had a significant effect on the Company's sales of firearms, nor does it anticipate any impact on sales in the future. The "Crime Bill" took effect on September 13, 1994, but none of the Company's products were banned as so-called "assault weapons." To the contrary, all the Company's then-manufactured commercially-sold long guns were exempted by name as "legitimate sporting firearms." Unless reauthorized by Congress, this law will "sunset" on September 14, 2004. The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

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

      The dismissal of the Washington, D.C. lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On March 7, 2003, the consolidated California Cities case involving nine cities and three counties was dismissed as to all manufacturer defendants, and plaintiffs appealed on June 9, 2003. The Chicago dismissal was reversed in part on appeal, and an appeal to the Illinois Supreme Court is pending. On October 20, 2003, the St. Louis Circuit Court dismissed the St. Louis case, and the city has filed a notice of appeal.

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

      The Company has reported all cases instituted against it through March 31, 2004, and the results of those cases, where terminated, to the Securities and Exchange Commission on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

      No cases were formally instituted against the Company during the three months ended June 30, 2004, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.

      During the three months ending June 30, 2004, no previously reported cases were settled.

      On April 30, 2004, in the previously reported District of Columbia (DC) case, the District Court of Appeals sustained the dismissal of the city's lawsuit. The individual plaintiffs, however, were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

            Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 2004 Annual Meeting of the Stockholders of the Company was held on May 4, 2004. The table below sets forth the results of the votes taken at the 2004 Annual Meeting:

                                                               Votes
      1.    Election of Directors         Votes For           Withheld
            ---------------------         ---------           --------
            William B. Ruger, Jr.         25,843,257           178,684
            Stephen L. Sanetti            25,839,858           182,083
            Richard T. Cunniff            25,761,879           260,062
            Townsend Hornor               25,760,800           261,141
            Paul X. Kelley                25,765,933           256,008
            John M. Kingsley, Jr.         25,821,105           200,836
            James E. Service              25,816,262           205,679

      2.    Ratification of KPMG LLP as Auditors for 2004

            Votes For                    Votes Against      Votes Withheld
            ---------                    -------------      --------------
            25,775,409                      195,180             51,352

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

            31.1 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) The Company furnished the following report on Form 8-K during the three months ended June 30, 2004:

            On April 20, 2004, the Company furnished a Current Report on Form 8-K in connection with the public release of its financial results for the first quarter ended March 31, 2004.

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2004

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STURM, RUGER & COMPANY, INC.
                                         --------------------------------------




Date: August 4, 2004                     S/THOMAS A. DINEEN
                                         --------------------------------------
                                         Thomas A. Dineen
                                         Principal Financial Officer,
                                         Treasurer and Chief Financial
                                         Officer