Form 10-Q
period 2004-09-30
STURM RUGER & CO INC
filed 2004-11-05
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from_______________ to _______________

                         Commission file number 1-10435

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      06-0633559
----------------------------------------          ------------------------------
   (State or other jurisdiction of                        (I.R.S. employer
   incorporation or organization)                        identification no.)

   Lacey Place, Southport, Connecticut                        06890
----------------------------------------          ------------------------------
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

      The number of shares outstanding of the issuer's common stock as of October 31, 2004: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                          STURM, RUGER & COMPANY, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed balance sheets--September 30, 2004 and December 31, 2003                            3

          Condensed statements of income--Three months ended September 30,
          2004 and 2003; Nine months ended September 30,2004 and 2003                                   5

          Condensed statements of cash flows--Nine months ended
          September 30, 2004 and 2003                                                                   6

          Notes to condensed financial statements--September 30, 2004                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                    14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                   20

Item 4.   Controls and Procedures                                                                      21

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                            21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                  22

Item 3.   Defaults Upon Senior Securities                                                              22

Item 4.   Submission of Matters to a vote of Security Holders                                          22

Item 5.   Other Information                                                                            22

Item 6.   Exhibits                                                                                     23

SIGNATURES                                                                                             24

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

      STURM, RUGER & COMPANY, INC.

      CONDENSED BALANCE SHEETS
          (Dollars in thousands, except per share data)

                                                            September 30,     December 31,
                                                                2004             2003
                                                            -------------     ------------
                                                            (Unaudited)         (Note)
ASSETS

  Current Assets
     Cash and cash equivalents                                $   3,801        $   3,446
     Short-term investments                                      32,927           50,026
     Trade receivables, less allowances for
         doubtful accounts ($373 and $441) and
         discounts ($234 and $772)                               17,385           13,284
     Inventories:
         Finished products                                       13,895           15,243
         Materials and products in process                       36,415           33,286
                                                              ---------        ---------
                                                                 50,310           48,529

     Deferred income taxes                                        6,760            7,284
     Prepaid expenses and other current assets                    3,034            1,985
                                                              ---------        ---------
                    Total current assets                        114,217          124,554

Property, plant and equipment                                   157,945          155,689
     Less allowances for depreciation                          (131,583)        (128,525)
                                                              ---------        ---------
                                                                 26,362           27,164

Deferred income taxes                                               819            1,108
Other assets                                                      9,614           10,047
                                                              ---------        ---------
Total Assets                                                  $ 151,012        $ 162,873
                                                              =========        =========

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
      STURM, RUGER & COMPANY, INC.

      CONDENSED BALANCE SHEETS
        (Dollars in thousands, except per share data)

                                                             September 30,    December 31,
                                                                2004             2003
                                                             -------------    ------------
                                                             (Unaudited)         (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Trade accounts payable and accrued expenses              $   4,574        $   4,386
     Product liability                                            4,000            4,000
     Employee compensation                                        5,816            6,177
     Workers' compensation                                        5,843            6,057
     Income taxes                                                   917            1,219
                                                              ---------        ---------
                   Total current liabilities                     21,150           21,839

Accrued pension liability                                         5,022            4,729
Product liability accrual                                         1,257            2,665
Contingent liabilities--Note 8                                       --               --

Stockholders' Equity
     Common Stock, non-voting, par value $1:
         Authorized shares 50,000; none issued                       --               --
     Common Stock, par value $1:
         Authorized shares - 40,000,000
         Issued and outstanding - 26,910,720                     26,911           26,911
     Additional paid-in capital                                   2,509            2,508
     Retained earnings                                          102,808          112,866
     Accumulated other comprehensive income                      (8,645)          (8,645)
                                                              ---------        ---------
Total Stockholders' Equity                                      123,583          133,640
                                                              ---------        ---------
Total Liabilities and Stockholders' Equity                    $ 151,012        $ 162,873
                                                              =========        =========

Note:

      The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

                                               Three Months Ended           Nine Months Ended
                                                 September 30,                 September 30,
                                              2004           2003           2004           2003
                                            -----------------------       -----------------------
Firearms sales                              $ 29,063        $32,237       $ 92,798       $ 95,876
Castings sales                                 6,317          4,583         15,531         13,877
                                            --------        -------       --------       --------

Net sales                                     35,380         36,820        108,329        109,753

Cost of products sold                         30,382         31,102         86,358         85,091
                                            --------        -------       --------       --------
     Gross profit                              4,998          5,718         21,971         24,662

Expenses:
     Selling                                   4,504          3,987         12,519         11,197
     General and administrative                1,410          1,465          4,747          4,532
                                            --------        -------       --------       --------
                                               5,914          5,452         17,266         15,729
                                            --------        -------       --------       --------
Operating income(loss)                          (916)           266          4,705          8,933

Gain on sale of real estate                      874          5,922            874          5,922
Other income - net                                 9            243             92            861
                                            --------        -------       --------       --------
     Total other income                          883          6,165            966          6,783
                                            --------        -------       --------       --------

     Income(loss) before income taxes            (33)         6,431          5,671         15,716

Income taxes                                     (13)         2,579          2,274          6,302
                                            --------        -------       --------       --------
     Net income(loss)                      ($     20)       $ 3,852       $  3,397       $  9,414
                                            ========        =======       ========       ========

Earnings per share
       Basic                                $   0.00        $  0.14       $   0.13       $   0.35
                                            ========        =======       ========       ========
       Diluted                              $   0.00        $  0.14       $   0.13       $   0.35
                                            ========        =======       ========       ========

Cash dividends per share                    $   0.10        $  0.20       $   0.50       $   0.60
                                            ========        =======       ========       ========

Average shares outstanding
       Basic                                  26,911         26,911         26,911         26,911
                                            ========        =======       ========       ========
       Diluted                                26,911         26,928         26,940         26,914
                                            ========        =======       ========       ========

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                            Nine Months Ended September 30,
                                                                 2004             2003
                                                            -------------------------------
Cash Provided (Used) by Operating Activities                 ($     572)       $   9,759

Investing Activities
  Property, plant and equipment additions                        (4,297)          (2,982)
  Purchases of short-term investments                           (95,712)        (112,540)
  Proceeds from maturities of short-term investments            112,811          109,988
  Proceeds from sale of real estate                               1,580           10,873
                                                              ---------        ---------
           Cash provided by investing activities                 14,382            5,339
                                                              ---------        ---------

Financing Activities
  Dividends paid                                                (13,455)         (16,146)
                                                              ---------        ---------
           Cash used by financing activities                    (13,455)         (16,146)
                                                              ---------        ---------
Increase(decrease) in cash and cash equivalents                     355           (1,048)

Cash and cash equivalents at beginning of period                  3,446            3,598
                                                              ---------        ---------
Cash and cash equivalents at end of period                    $   3,801        $   2,550
                                                              =========        =========

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2004

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

      Organization: Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company's design and manufacturing operations are located in the United States. Substantially all sales are domestic. The Company's firearms are sold through a select number of independent wholesale distributors to the sporting and law enforcement markets. Investment castings are sold either directly to or through manufacturers' representatives to companies in a wide variety of industries.

      Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Principles of Consolidation: The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform with current year presentation.

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

                                                      Three Months Ended September 30,            Nine Months Ended September 30,
                                                      --------------------------------            -------------------------------
                                                        2004                  2003                   2004                  2003
                                                      ---------             ---------             ---------             ---------
Net Income(loss):
     As reported                                     ($      20)            $   3,852             $   3,397             $   9,414
     Add: Recognized stock-based employee
       compensation, net of tax                              --                    --                    --                    --
     Deduct: Employee compensation
       expense determined under fair value
       method, net of tax                                    (5)                  (97)                  (24)                 (290)
                                                      ---------             ---------             ---------             ---------
     Pro forma                                       ($      25)            $   3,755             $   3,373             $   9,124
                                                      =========             =========             =========             =========
Basic Earnings per Share:
     As reported                                      $    0.00             $    0.14             $    0.13             $    0.35
     Pro forma                                        $    0.00             $    0.14             $    0.13             $    0.34
                                                      =========             =========             =========             =========
Diluted Earnings per Share:
     As reported                                      $    0.00             $    0.14             $    0.13             $    0.35
     Pro forma                                        $    0.00             $    0.14             $    0.13             $    0.34
                                                      =========             =========             =========             =========

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

NOTE 3 - INVENTORIES

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

NOTE 4 - INCOME TAXES

      The Company's effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the nine months ended September 30, 2004 and 2003 were $2.6 million and $2.8 million, respectively.

NOTE 5 - PENSION PLANS

      The Company sponsors two defined benefit pension plans which cover substantially all employees. A third defined benefit plan is non-qualified and covers certain executive officers of the Company. The estimated cost of these plans is summarized below:

                                                      Three Months Ended September 30,            Nine Months Ended September 30,
                                                      --------------------------------            -------------------------------
                                                         2004                  2003                 2004                  2003
                                                      ---------             ---------             ---------             ---------
Service cost                                          $     210             $     376             $     947             $   1,130

Interest cost                                               421                   753                 1,892                 2,258

Expected return on plan assets                             (453)                 (808)               (2,031)               (2,423)

Amortization of prior service cost                           82                   145                   363                   433

Recognized actuarial gains                                  109                   193                   485                   578
                                                      ---------             ---------             ---------             ---------
  Net periodic pension cost                           $     369             $     659             $   1,656             $   1,976
                                                      =========             =========             =========             =========

NOTE 6 - BASIC AND DILUTED EARNINGS PER SHARE

      Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. For the three months ended September 30, 2004, the treasury stock method would have been antidilutive, therefore the weighted average number of common shares were used for this period's diluted earnings per share calculation. This resulted in diluted weighted-average shares outstanding for the three and nine months ended September 30, 2004 and 2003 of 26,911,000 and 26,940,000, and 26,928,000 and 26,914,000, respectively.

NOTE 7 - COMPREHENSIVE INCOME

      As there were no non-owner changes in equity during the first nine months of 2004 and 2003, total comprehensive income equals net income for the three months ended September 30, 2004 and 2003 of $0.0 million and $3.9 million, respectively, and for the nine months ended September 30, 2004 and 2003 of $3.4 million and $9.4 million, respectively.

NOTE 8 - CONTINGENT LIABILITIES

      As of September 30, 2004, the Company is a defendant in approximately 16 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

            (i) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories, and

            (ii) those brought by cities, municipalities, counties, associations, and individuals against firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third-parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

      Of the lawsuits brought by municipalities or a state Attorney General, fifteen have been dismissed with no appeal pending. Fourteen of those cases are concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati - voluntarily withdrawn after a unanimous vote of the city council; Detroit - dismissed by Michigan Court of Appeals, no appeal; Wayne County - dismissed by Michigan Court of Appeals, no appeal; New York State - Court of Appeals denied plaintiff's petition for leave to appeal the Intermediate Appellate Court's dismissal, no further appeal; Newark - Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; and City of Camden - dismissed on July 7, 2003, not reopened.

      On November 13, 2003, plaintiffs in the Jersey City case voluntarily dismissed the matter. It is unknown whether plaintiffs will re-file.

      The dismissal of the Washington, D.C. lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. Rehearing of the entire appeal is currently pending. On March 7, 2003, the consolidated California Cities case involving nine cities and three counties was dismissed as to all manufacturer defendants, and plaintiffs appealed on June 9, 2003. The Chicago dismissal was reversed in part on appeal, and an appeal to the Illinois Supreme Court is pending.

      On October 20, 2003, the St. Louis Circuit Court dismissed the St. Louis case, and the city filed a notice of appeal. The Missouri Court of Appeals affirmed the trial court's dismissal on July 27, 2004. The plaintiffs then filed a motion for rehearing and/or a transfer of the appeal to the Missouri Supreme Court, which was denied. Thereafter, the plaintiffs filed a motion directly to the Missouri Supreme Court, requesting that it accept transfer of the appeal. That motion was denied on October 26, 2004.

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Cleveland and New York City are open cases and the New York City case is scheduled to begin trial in April, 2005.

      In the NAACP case, on May 14, 2003, an advisory jury returned a verdict rejecting the NAACP's claims. On July 21, 2003, Judge Jack B. Weinstein entered an order dismissing the NAACP lawsuit, but this order contained lengthy dicta which defendants believe are contrary to law and fact. Appeals by both sides were filed, but plaintiffs withdrew their appeal. On August 3, 2004, the United States Court of Appeals for the Second Circuit granted the NAACP's motion to dismiss the defendants' appeal of Judge Weinstein's order denying defendants' motion to strike his dicta made in his order dismissing the NAACP's case, and the defendants' motion for summary disposition was denied as moot. The ruling of the Second Circuit effectively confirmed the decision in favor of defendants and brought this matter to a conclusion.

      Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress. It passed the House by a 2-to-1 bipartisan majority and had over 54 co-sponsors in the Senate. It was considered by the Senate in February 2004, but failed to gain final passage after it was encumbered with numerous non-germane amendments. It is uncertain when it may be reconsidered by the Senate.

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

      A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $433 million at September 30, 2004, is set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

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

      The Company has reported all cases instituted against it through June 30, 2004 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

NOTE 9 - RELATED PARTY TRANSACTIONS

      For the three and nine months ended September 30, 2004 and 2003, the Company paid Newport Mills, of which William B. Ruger, Jr., Chairman and Chief Executive Officer of the Company, is the sole proprietor, $60,750 and $182,250, and $60,750 and $182,250, respectively, for storage rental and office space. On July 17, 2003, the Company sold two automobiles to William B. Ruger, Jr. for $60,000.

NOTE 10 - OPERATING SEGMENT INFORMATION

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

                                                      Three Months Ended September 30,            Nine Months Ended September 30,
                                                      --------------------------------            -------------------------------
                                                         2004                  2003                 2004                  2003
                                                      ---------             ---------             ---------             ---------
Net Sales
   Firearms                                           $  29,063             $  32,237             $  92,798             $  95,876
   Castings
       Unaffiliated                                       6,317                 4,583                15,531                13,877
       Intersegment                                       3,695                 2,754                11,694                12,368
                                                      ---------             ---------             ---------             ---------
                                                         10,012                 7,337                27,225                26,245
   Eliminations                                          (3,695)               (2,754)              (11,694)              (12,368)
                                                      ---------             ---------             ---------             ---------
                                                      $  35,380             $  36,820             $ 108,329             $ 109,753
                                                      =========             =========             =========             =========

Income(loss) before income taxes
   Firearms                                           $     307             $     916             $   8,368             $  11,228

   Castings                                              (1,375)                 (633)               (3,686)               (2,107)
   Corporate                                              1,035                 6,148                   989                 6,595
                                                      ---------             ---------             ---------             ---------
                                                     ($      33)            $   6,431             $   5,671             $  15,716
                                                      =========             =========             =========             =========

                                                                                                September 30,          December 31,
                                                                                                    2004                   2003
                                                                                                -------------          ------------
Identifiable Assets
   Firearms                                                                                       $  77,612             $  72,600
   Castings                                                                                          19,443                17,939
   Corporate                                                                                         53,957                72,334
                                                                                                  ---------             ---------
                                                                                                  $ 151,012             $ 162,873
                                                                                                  =========             =========

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

Results of Operations

      The Company achieved consolidated net sales of $35.4 million and $108.3 million for the three and nine months ended September 30, 2004, respectively. This represents a decrease of 3.9% from third quarter sales in 2003 of $36.8 million and a decrease of 1.3% from net sales of $109.8 million for the nine months ended September 30, 2003.

      Firearms segment net sales of $29.1 million in the third quarter of 2004 were $3.2 million, or 9.8% below the third quarter of 2003. For the nine months ended September 30, 2004, firearms segment net sales decreased by $3.1 million or 3.2% to $92.8 million compared to the corresponding 2003 period. Firearms unit shipments decreased 15.3% for the three month period and 6.4% for the nine month period ended September 30, 2004 from the comparable 2003 periods. For the third quarter of 2004, shipments of revolvers and pistols declined, while shipments of shotguns and rifles improved. The decrease in shipments for the nine month period ended September 30, 2004 reflected decreased demand for pistols and revolvers. 2003 pistol shipments reflected strong demand for the MK-4NRA, a .22 caliber pistol commemorating William B. Ruger, the Company's founder, which was available only in 2003. In 2004, the Company continued a sales incentive program begun in 2003 for its distributors which allows them to earn rebates of up to 1.5% if certain annual overall sales targets are achieved. From May 1, 2003 to September 30, 2003, the Company offered a consumer-driven sales incentive program for certain centerfire pistols.

      Casting segment net sales increased by $1.7 million or 37.8% to $6.3 million in the three months ended September 30, 2004 from $4.6 million in the third quarter of 2003. For the nine months ended September 30, 2004, casting segment net sales increased $1.7 million or 11.9% to $15.5 million. The increase in casting segment sales in 2004 is the result of a broadening of our customer base in several industries, particularly the firearms industry. The Company continues to explore casting business opportunities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

      Consolidated cost of products sold for the third quarter of 2004 was $30.4 million compared to $31.1 million in the third quarter of 2003. For the nine months ended September 30, 2004, consolidated cost of products sold was $86.4 million compared to $85.1 million in the corresponding 2003 period, representing an increase of 1.5% for the nine month period ended September 30, 2004. The slight decrease in the three month period ended September 30, 2004 is attributable to decreased firearms sales and decreased product liability costs, partially offset by increased production costs in the castings segment, and increased unitary overhead expenses resulting from a reduction in production volume. The increase for the nine month period ended September 30, 2004 is primarily attributable to increased production costs in the castings segment, and increased unitary overhead expenses resulting from a reduction in production volume, partially offset by decreased product liability costs. The Company incurred an expense of $1.0 million for the relocation of two titanium furnaces from its Arizona foundry to New Hampshire. The furnace relocation is nearly complete. In addition, the Company will incur further costs for the development of an additional foundry in New Hampshire.

      For the third quarter of 2004, gross profit as a percent of net sales decreased to 14.1% from 15.5% in the third quarter of 2003. Gross profit as a percentage of net sales decreased to 20.3% for the nine month period ended September 30, 2004 from 22.5% for the nine month period ended September 30, 2003. Margin deterioration during the three and nine month periods ended September 30, 2004 was caused by less efficient firearms production due to lower rates of production, discounts offered on discontinued firearm models, increased production costs in the castings segment, and the aforementioned relocation expenses related to the two titanium furnaces, partially offset by decreased product liability expenses.

      Selling, general and administrative expenses increased $0.5 million to $5.9 million for the quarter ended September 30, 2004 compared with the prior year period principally reflecting increased personnel costs and national advertising expenditures. Selling, general and administrative expenses of $17.3 million for the nine months ended September 30, 2004 increased $1.5 million from the corresponding 2003 period resulting from additional firearms promotional and advertising expenses as well as increased personnel related expenses.

      Total other income decreased by $5.3 million and $5.8 million in the quarter and nine months ended September 30, 2004, respectively, compared to the corresponding 2003 periods. Included in total other income for the third quarter and nine months ended September 30, 2003 was the pretax gain of $5.9 million from the sale of certain non-manufacturing real estate in Arizona, known as the Single Six Ranch. Included in total other income for the three and nine months ended September 30, 2004 is a $0.9 million gain from the sale of the property and building that housed the Company's Uni-Cast division prior to its sale in 2000.

      The effective income tax rate was 40.1% in both the third quarter and nine months ended September 30, 2004 and 2003, respectively.

      As a result of the foregoing factors, consolidated net income for the three and nine months ended September 30, 2004 decreased to a break-even and to $3.4 million, respectively, from $3.9 million and $9.4 million for the three and nine months ended September 30, 2003, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Financial Condition

OPERATIONS

      At September 30, 2004, the Company had cash, cash equivalents and short-term investments of $36.7 million, working capital of $93.1 million and a current ratio of 5.4 to 1.

      Cash used by operating activities was $0.6 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, operations provided $9.8 million in cash. The adverse fluctuation in cash provided by operations is attributable to reduced earnings in 2004 and a greater increase in accounts receivable in 2004 compared to 2003.

      The Company follows an industry-wide practice of offering a "dating plan" to its firearms customers on selected products, which allows the purchasing distributor to buy the products commencing in December, the start of the Company's marketing year, and pay for them on extended terms. Discounts are offered for early payment. The dating plan provides a revolving payment plan under which payments for all shipments made during the period December through February must be made by April 30. Generally, shipments made in subsequent months must be paid within approximately 120 days. Dating plan receivable balances were $3.7 million at September 30, 2004 compared to $4.8 million at September 30, 2003. The Company has reserved the right to discontinue the dating plan at any time and has been able to finance this dating plan from internally generated funds provided by operating activities.

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

      In conjunction with the sale of its Uni-Cast division in June 2000, the Company extended credit to the purchaser in the form of a note and a line of credit, both of which are collateralized by certain of the assets of Uni-Cast. In July 2002, the Company established an additional collateralized line of credit for the purchaser and, as of September 30, 2004, the total amount due from the purchaser was $1.5 million. The Company purchases aluminum castings used in the manufacture of certain models of pistols exclusively from Uni-Cast.

INVESTING AND FINANCING

      Capital expenditures during the nine months ended September 30, 2004 totaled $4.3 million. For the past two years capital expenditures averaged approximately $1.1 million per quarter. In 2004, the Company expects to spend approximately $6.0 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms, Ruger Investment Casting, and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and available cash and short-term investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

      For the nine months ended September 30, 2004 dividends paid totaled $13.5 million. This amount reflects a quarterly dividend of $.20 per share paid in March and June and a $.10 dividend paid in September 2004. On October 21, 2004, the Company declared a quarterly dividend of $.10 per share payable on December 15, 2004. Future dividends depend on many factors, including internal estimates of future performance and the Company's need for funds.

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

Until November 30, 1998, the "Brady Law" mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the "Brady Law" has not had a significant effect on the Company's sales of firearms, nor does it anticipate any impact on sales in the future. The "Crime Bill" took effect on September 13, 1994, but none of the Company's products were banned as so-called "assault weapons." To the contrary, all the Company's then-manufactured commercially-sold long guns were exempted by name as "legitimate sporting firearms." This ban expired by operation of law on September 13, 2004. The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

Firearms Litigation

      The Company is a defendant in numerous lawsuits involving its products and is aware of certain other such claims. The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities, counties, and a state attorney general based, among other

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

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

      Of the lawsuits brought by municipalities or a state Attorney General, fifteen have been dismissed with no appeal pending. Fourteen of those cases are concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati - voluntarily withdrawn after a unanimous vote of the city council; Detroit - dismissed by Michigan Court of Appeals, no appeal; Wayne County - dismissed by Michigan Court of Appeals, no appeal; New York State - Court of Appeals denied plaintiff's petition for leave to appeal the Intermediate Appellate Court's dismissal, no further appeal; Newark - Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; and City of Camden - dismissed on July 7, 2003, not reopened.

      On November 13, 2003, plaintiffs in the Jersey City case voluntarily dismissed the matter. It is unknown whether plaintiffs will re-file.

      The dismissal of the Washington, D.C. lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. Rehearing of the entire appeal is currently pending. On March 7, 2003, the consolidated California Cities case involving nine cities and three counties was dismissed as to all manufacturer defendants, and plaintiffs appealed on June 9, 2003. The Chicago dismissal was reversed in part on appeal, and an appeal to the Illinois Supreme Court is pending.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

      On October 20, 2003, the St. Louis Circuit Court dismissed the St. Louis case, and the city filed a notice of appeal. The Missouri Court of Appeals affirmed the trial court's dismissal on July 27, 2004. The plaintiffs then filed a motion for rehearing and/or a transfer of the appeal to the Missouri Supreme Court, which was denied. Thereafter, the plaintiffs filed a motion directly to the Missouri Supreme Court, requesting that it accept transfer of the appeal. That motion was denied on October 26, 2004.

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Cleveland and New York City are open cases and the New York City case is scheduled to begin trial in April, 2005.

      In the NAACP case, on May 14, 2003, an advisory jury returned a verdict rejecting the NAACP's claims. On July 21, 2003, Judge Jack B. Weinstein entered an order dismissing the NAACP lawsuit, but this order contained lengthy dicta which defendants believe are contrary to law and fact. Appeals by both sides were filed, but plaintiffs withdrew their appeal. On August 3, 2004, the United States Court of Appeals for the Second Circuit granted the NAACP's motion to dismiss the defendants' appeal of Judge Weinstein's order denying defendants' motion to strike his dicta made in his order dismissing the NAACP's case, and the defendants' motion for summary disposition was denied as moot. The ruling of the Second Circuit effectively confirmed the decision in favor of defendants and brought this matter to a conclusion.

      Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress. It passed the House by a 2-to-1 bipartisan majority and had over 54 co-sponsors in the Senate. It was considered by the Senate in February 2004, but failed to gain final passage after it was encumbered with numerous non-germane amendments. It is uncertain when it may be reconsidered by the Senate.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

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

      The Company has reported all cases instituted against it through June 30, 2004, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

      No cases were formally instituted against the Company during the three months ended September 30, 2004, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.

      During the three months ending September 30, 2004, one previously reported case was settled.

Case Name         Jurisdiction
---------         ------------
Beasley            Alabama

      The settlement amount was within the limits of its self-insurance coverage or self-insurance retention.

      On July 27, 2004, in the previously reported St. Louis (MO) case, the Missouri Court of Appeals affirmed the trial court's dismissal. Plaintiffs have filed a motion to appeal the affirmed dismissal directly to the Missouri Supreme Court. That motion was denied on October 26, 2004.

      On August 3, 2004, in the previously reported NAACP (NY) case, the United States Court of Appeals for the Second Circuit granted plaintiff's motion to dismiss the defendants' appeal of Judge Weinstein's order denying defendants' motion to strike his extraneous comments made in his order dismissing the NAACP's case, and the defendants' motion for summary disposition was denied as moot. The ruling of the Second Circuit effectively confirmed the decision in favor of defendants and brought this matter to a conclusion.

      In the previously reported case City of Camden (NJ), plaintiffs have failed to take action to reopen after its dismissal by the trial court over a year ago.

      On September 30, 2004, in the previously reported Lemongello (WV) case involving an alleged "straw purchase" from a firearms retailer, summary judgment was entered in favor of the Company. The court found that the Company had breached no legal duty to any of the plaintiffs, and further held that nothing the Company did or failed to do in its sales policy was either a direct or an indirect cause of plaintiff's injuries arising out of a criminal assault. Plaintiffs have four months to file an appeal, and it is unknown at this time whether they will do so.

      After the jury returned a unanimous defense verdict on October 6, 2003 in the previously reported Whaley (AK) case, plaintiffs filed a post-trial motion seeking a new trial. Plaintiffs' motion was denied and the appeal has been dismissed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

            31.1 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          STURM, RUGER & COMPANY, INC.

             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STURM, RUGER & COMPANY, INC.
                                           -------------------------------------

Date: November 4, 2004                     S/THOMAS A. DINEEN
                                           -------------------------------------
                                           Thomas A. Dineen
                                           Principal Financial Officer,
                                           Treasurer and Chief Financial Officer