Form 10-K
period 2004-12-31
STURM RUGER & CO INC
filed 2005-03-15
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
       PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                 (203) 259-7843
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
COMMON STOCK, $1 PAR VALUE                      NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X   NO
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES   X   NO
                                         -----    -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004:

Common Stock, $1 par value - $254,465,700

The number of shares outstanding of the registrant's common stock as of March 1, 2005:

Common Stock, $1 par value - 26,910,720 shares

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I and II (Items 1 through 9A) of this Report.

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2005 are incorporated by reference into Part III (Items 10 through 14) of this Report.

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business ......................................................     4

Item 2.    Properties ....................................................    11

Item 3.    Legal Proceedings .............................................    12

Item 4.    Submission of Matters to a Vote of Security Holders ...........    16

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities ..........    16

Item 6.    Selected Financial Data .......................................    16

Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................    16

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ....    16

Item 8.    Financial Statements and Supplementary Data ...................    17

Item 9.    Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure ...................................    17

Item 9A.   Controls and Procedures .......................................    17

Item 9B.   Other Information .............................................    18

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ............    18

Item 11.   Executive Compensation ........................................    19

Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters .................    20

Item 13.   Certain Relationships and Related Transactions ................    20

Item 14.   Principal Accountant Fees and Services ........................    21

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules.....................    21

Signatures................................................................    24
Exhibit Index.............................................................    25
Financial Statement Schedule..............................................    27
Exhibits..................................................................    29

In this Annual Report on Form 10-K, Sturm, Ruger & Company (the "Company") makes forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company including lawsuits filed by mayors, attorneys general and other governmental entities and membership organizations, and the impact of future firearms control and environmental legislation, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.

PART I

ITEM 1--BUSINESS

COMPANY OVERVIEW

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

The Company believes that it is the largest U.S. firearms manufacturer, based on data reported in the Bureau of Alcohol, Tobacco and Firearms' 2001 Annual Firearms Manufacturing and Exportation Report ("BATF Data"). The Company, which has been profitable every year since 1950, believes it has a preeminent reputation among sportsmen, hunters, and gun collectors for technical innovation and quality construction, based on reports in industry and business publications. The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.

For the years ended December 31, 2004, 2003, and 2002, net sales attributable to the Company's firearms operations were approximately 86%, 88%, and 86%, respectively, of total net sales. The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations. Further information regarding industry segment data is incorporated by reference to pages 23 and 24 of the Company's 2004 Annual Report to Stockholders.

FIREARMS PRODUCTS

The Company's firearms, which are sold under the "Ruger" name and trademark, consist of single-shot, autoloading, bolt-action, and lever action rifles in a broad range of hunting calibers; shotguns in three gauges; .22 caliber rimfire autoloading pistols and centerfire autoloading pistols in various calibers; and single-action, double-action, and muzzleloading revolvers in various calibers. The Company manufactures a wide range of high quality products and does not manufacture inexpensive concealable firearms, sometimes known as "Saturday Night Specials," nor does it commercially-sell any firearm included on the list of "assault weapons" which was part of anti-crime legislation enacted by Congress in 1994 and since expired.

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

The Company's ongoing commitment to the development and introduction of new models of firearms in appropriate product categories continues to generate new offerings. In 2005, the Company plans to introduce several new offerings, including the Ruger 50th Anniversary Blackhawk single action revolver, a new smaller-framed Ruger Vaquero single action revolver, a new Mark III Hunter pistol, a new Ruger Ranch Rifle, new Ruger Frontier bolt-action rifles, and a new Ruger Super Redhawk Alaskan.

The Company presently manufactures 34 different types of firearm products in four industry categories: rifles, shotguns, pistols, and revolvers. Most are available in several models based upon caliber, finish, barrel length, and other features.

RIFLES--A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. The Company presently manufactures fifteen different types of rifles: the M77 Mark II, the M77 Mark II Magnum, the 77/17, the 77/22, the 77/44, the 10/22, the Model 96/22, the Model 96/44, the Model 96/17, the Mini-14 Ranch Rifle, the Mini Thirty Ranch Rifle, the Ruger Carbine, the Deerfield Carbine (99/44), and the No. 1 Single-Shot. Sales of rifles by the Company accounted for approximately $61.1 million, $61.3 million, and $69.1 million, of revenues for the years 2004, 2003 and 2002, respectively.

SHOTGUNS--A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. The Company presently manufactures two different types of shotguns: the Red Label over and under shotgun available in 12, 20, and 28 gauge and the Gold Label side-by-side shotgun in 12 gauge. Most of the Red Label models are available in special Sporting Clays, English Field, All-Weather and engraved versions. Sales of shotguns by the Company accounted for approximately $6.8 million, $5.1 million, and $6.0 million of revenues for the years 2004, 2003 and 2002, respectively.

PISTOLS--A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The Company presently manufactures three different types of pistols: the Ruger Mark III .22 caliber in Standard, Competition, and Target models, the Ruger 22/45, and the P-Series centerfire autoloading pistols in various calibers, configurations, and finishes. Sales of pistols by the Company accounted for approximately $24.8 million, $26.4 million, and $25.8 million of revenues for the years 2004, 2003 and 2002, respectively.

REVOLVERS--A revolver is a handgun which has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. The Company presently manufactures ten different types of single-action revolvers in a variety of calibers, configurations, and finishes: the New Model Single-Six, the New Model ..32 Magnum Super Single-Six, the New Model Blackhawk, the New Model Super Blackhawk, the Vaquero, the Ruger Bisley, the Old Army Cap & Ball, the New Bearcat, the Bisley Vaquero, Single-Six, Super Blackhawk, and Bisley Hunter revolvers. The Company presently manufactures four different types of double-action revolvers: the SP101, the GP100, the Redhawk, and the Super Redhawk. Sales of revolvers by the Company accounted for approximately $27.2 million, $33.8 million, and $34.3 million of revenues for the years 2004, 2003, and 2002, respectively.

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $4.3 million, $4.0 million, and $4.6 million of revenues for the years 2004, 2003 and 2002, respectively.

INVESTMENT CASTING PRODUCTS

The Company is also engaged in the manufacture of titanium and ferrous investment castings for a wide variety of markets including sporting goods and commercial and military use. The investment castings products currently manufactured by the Company consist of titanium, chrome-molybdenum, stainless steel, nickel, and cobalt alloys. The Company produces steel marine propellers, titanium hand tools, and various other titanium and steel castings for a number of customers. The Company continues to evaluate the viability and profitability of the commercial castings market.

The Ruger Investment Casting Division of the Company located in Prescott, Arizona ("RIC-Prescott Division") engineers and produces titanium and ferrous castings. The Ruger Investment Casting Division of the Company located in Newport, New Hampshire ("RIC-Newport Division") (formerly known as Pine Tree Castings) engineers and produces ferrous castings for a wide range of commercial customers.

Net sales attributable to the Company's investment casting operations (excluding intercompany transactions) accounted for approximately $20.7 million, $17.4 million, and $21.8 million, or 14%, 12%, and 14% of the Company's total net sales for 2004, 2003, and 2002, respectively.

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

Third parties supply the Company with various raw materials for its firearms, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle and shotgun stocks, various synthetic products and other component parts. These raw materials and component parts are readily available from multiple sources at competitive prices. However, if market conditions result in a significant and prolonged increase of certain prices, the Company believes that it could have a material long-term adverse effect on the Company and may have a material impact on the Company's financial results for a particular period. One component part, an aluminum casting used in the manufacture of certain models of pistols, is purchased from only one third party and may not be readily available from other sources immediately.

All assembly, inspection, and testing of firearms manufactured by the Company is performed at the Company's manufacturing facilities. Every firearm, including every chamber of every revolver manufactured by the Company, is test-fired prior to shipment.

INVESTMENT CASTINGS--The Company manufactures all of its precision investment castings products at one of its two operating investment casting foundries. To produce a product by the investment casting method, a wax model of the part is created and coated ("invested") with several layers of ceramic material. The shell is then heated to melt the interior wax which is poured off, leaving a hollow mold. To cast the desired part, molten metal is poured into the mold and allowed to cool and solidify. The mold is then broken off to reveal a near net shape cast metal part.

All of the titanium investment castings and some of the ferrous investment castings products are manufactured by the Company's RIC-Prescott Division. This facility is one of the largest investment castings facilities in the Southwest.

After a review of the castings business in the fourth quarter of 2002, it was determined that a portion of the casting production capacity at the RIC-Prescott Division will not be utilized in the short-term. Therefore, in 2002 a $3.3 million pre-tax charge to earnings was recorded to recognize an impairment loss on certain of the investment castings segment assets. A similar evaluation was undertaken by the Company in 2003 and in 2004, but no pre-tax charge to earnings was recorded in either 2003 or 2004 for any additional impairment loss. The Company continues to evaluate the viability and profitability of the commercial castings market.

The Company's RIC-Newport Division manufactures ferrous investment castings.

In 2004, the Company relocated two titanium furnaces from RIC-Prescott Division to a currently non-manufacturing facility in New Hampshire, with the plan of establishing an additional foundry in 2005.

Raw materials including wax, ceramic material, and metal alloys necessary for the production of investment cast products are supplied to the Company through third parties. The Company believes that these raw materials are readily available from multiple sources at competitive prices. However, if market conditions result in a significant and prolonged increase of certain prices, the Company believes that it could have a material long-term adverse effect on the Company and may have a material impact on the Company's financial results for a particular period.

MARKETING AND DISTRIBUTION

FIREARMS--The Company's firearms are primarily marketed through a network of selected licensed independent wholesale distributors who purchase the products directly from the Company. They resell to Federally-licensed retail firearms dealers who in turn resell to legally authorized end-users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 15 distributors service the domestic commercial market, with an additional 12 distributors servicing the domestic law enforcement market and two distributors servicing the Canadian market. Four of the Company's distributors service both the domestic commercial market and the domestic law enforcement market. AcuSport Corporation accounted for approximately 12%, 19%, and 17% of net firearms sales and 10%, 17%, and 15% of consolidated net sales in 2004, 2003, and 2002, respectively. Jerry's Sport Center accounted for approximately 13% and 12% of the Company's net sales of firearms and 11% and 11% of consolidated net sales in 2004 and 2003, respectively. Sports South Corporation accounted for approximately 13% of net firearms sales and 11% of consolidated net sales in 2004.

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

The Company also exports its firearms through a network of selected commercial distributors and directly to certain foreign customers, consisting primarily of law enforcement agencies and foreign governments. Foreign sales were less than 10% of the Company's consolidated net sales for each of the past three fiscal years. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of a government purchaser.

In the fourth quarter of 2004, the Company received annual orders from its distributors for the 2005 marketing year. As of March 1, 2005, unfilled firearms orders were approximately $102 million as compared to approximately $104 million at March 1, 2004.

Most of the firearms manufactured by the Company are sold on terms requiring payment in full within 30 days. However, certain products which are generally used during the Fall hunting season were sold pursuant to a "dating plan" which, in general, allowed the purchasing distributor to buy the products commencing in December, the usual start of the Company's dating plan year, and pay for them on extended terms. Discounts were offered for early payment. In December, 2004, the Company modified the payment terms on these selected products whereby payment is now due 45 days after shipment. Discounts were offered for early payment. The Company does not consider its overall firearms business to be predictably seasonal; however, sales of certain models of firearms are usually lower in the third quarter of the fiscal year.

INVESTMENT CASTINGS--The investment casting segment's principal markets are commercial, sporting goods, and military. Sales are made directly to customers or through manufacturers' representatives. The Company produces steel marine propellers, steel and titanium hand tools, and various other products for a number of customers. Sales of titanium golf club heads to Karsten Manufacturing Corporation (the makers of "Ping" products) were $1.2 million and $8.2 in 2003 and 2002, respectively. There were no shipments to Karsten Manufacturing Corporation in 2004 and no future shipments expected to Karsten Manufacturing Corporation. The Company continues to evaluate the viability and profitability of the commercial castings market.

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

After a review of the castings business the Company recorded a $3.3 million pre-tax charge to earnings in the fourth quarter of 2002 to recognize an impairment loss on certain of the investment castings segment assets due to anticipated underutilization of casting production capacity. A similar evaluation was undertaken by the Company in 2003 and in 2004, but and no pre-tax charge to earnings was recorded in either 2003 and 2004 for any additional impairment loss.

EMPLOYEES

As of March 1, 2005, the Company employed 1,274 full-time employees of which approximately 60% had at least ten years of service with the Company.

None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a strike during its entire 55-year history and believes its employee relations are satisfactory.

RESEARCH AND DEVELOPMENT

In 2004, 2003, and 2002, the Company spent approximately $0.9 million, $0.9 million, and $0.7 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 28, 2005, the Company had approximately 33 employees engaged in research and development activities as part of their responsibilities.

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

ENVIRONMENTAL MATTERS

The Company is committed to achieving high standards of environmental quality and product safety, and strives to provide a safe and healthy workplace for its employees and others in the communities in which it operates. The Company has programs in place that monitor compliance with various environmental regulations. However, in the normal course of its manufacturing operations the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. These regulations are integrated into the Company's manufacturing, assembly, and testing processes. The Company believes that it is generally in compliance with applicable environmental regulations and the outcome of any environmental proceedings and orders will not have a material effect on its business.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names, ages, and positions of the executive officers of the Company. Officers serve at the pleasure of the Board of Directors of the Company.

         Name           Age                        Position With Company
         ----           ---                        ---------------------
William B. Ruger, Jr.    65   Chairman of the Board of Directors and Chief Executive Officer

Stephen L. Sanetti       55   Vice Chairman of the Board of Directors, President, Chief
                              Operating Officer and General Counsel

Leslie M. Gasper         51   Corporate Secretary

Thomas A. Dineen         36   Treasurer and Chief Financial Officer

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

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act accessible free of charge through the Company's Internet site after the Company has electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.ruger.com. However, such reports may not be accessible through the Company's website as promptly as they are accessible on the SEC's website.

Additionally, the Company's corporate governance materials, including its Board Governance Guidelines; the charters of the Audit, Compensation, and Nominating and Corporate Governance committees, and the Code of Business Conduct and Ethics may also be found under the "Stockholder Relations" section of the Company's Internet site at www.ruger.com. A copy of the foregoing corporate governance materials are available upon written request of the Corporate Secretary at Sturm, Ruger & Company, Inc., Lacey Place, Southport, Connecticut 06890.

ITEM 2--PROPERTIES

The Company's manufacturing operations are carried out at two facilities. The following table sets forth certain information regarding each of these facilities:

                            Approximate
                         Aggregate Usable
                            Square Feet     Status        Segment
                         ----------------   ------   -----------------
Newport, New Hampshire        350,000       Owned    Firearms/Castings
Prescott, Arizona             230,000       Leased   Firearms/Castings

Each facility contains enclosed ranges for testing firearms and also contains modern tool room facilities. The lease of the Prescott facility provides for rental payments which approximate real property taxes.

The Company has other materially important facilities that were not used in its manufacturing operations in 2004:

                            Approximate
                         Aggregate Usable
                            Square Feet     Status    Segment
                         ----------------   ------   ---------
Southport, Connecticut         25,000        Owned   Corporate
Newport, New Hampshire        300,000        Owned   Unused

In 2004 the Company relocated two titanium furnaces from RIC-Prescott Division to the currently non-manufacturing facility in New Hampshire, with the plan of establishing an additional foundry in 2005.

The Company also has other real estate holdings that are not used in its manufacturing operations and are not materially important to the business of the Company. There are no mortgages or any other major encumbrance on any of the real estate owned by the Company.

ITEM 3--LEGAL PROCEEDINGS

As of December 31, 2004, the Company is a defendant in approximately 9 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

     (i) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories, and

     (ii) those brought by cities, municipalities, counties, and individuals against firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

Of the lawsuits brought by municipalities or a state Attorney General, nineteen have been dismissed. Sixteen of those cases are concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati - voluntarily withdrawn after a unanimous vote of the city council; Detroit - dismissed by Michigan Court of Appeals, no appeal; Wayne County - dismissed by Michigan Court of Appeals, no appeal; New York State - Court of Appeals denied plaintiff's petition for leave to appeal the Intermediate Appellate Court's dismissal, no further appeal; Newark - Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden - dismissed on July 7, 2003, not reopened; Jersey City - voluntarily dismissed and not re-filed; and St. Louis - Missouri Supreme Court denied plaintiffs' motion to appeal Missouri Appellate Court's affirmance of dismissal.

The dismissal of the Washington, D.C. lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On October 19, 2004, the D.C. Court of Appeals vacated the court's judgment, which dismissed the city's claim against firearms manufacturers but let stand certain individuals' claims against the manufacturers of firearms allegedly used in criminal assaults against plaintiffs under the Washington, D.C. "Strict Liability Act," subject to proof of causation. A rehearing of the matter en banc by the full Court of Appeals was heard in early 2005, and a decision is pending.

On March 7, 2003, the consolidated California Cities case involving nine cities and three counties was dismissed as to all manufacturer defendants, and plaintiffs appealed on June 9, 2003. The dismissal was affirmed by the California Appeals Court on February 10, 2005.

On November 18, 2004, in the Chicago case, the Illinois Supreme Court affirmed the trial court's dismissal. The court held that plaintiffs failed to state a claim for public nuisance. At the same time the Chicago lawsuit was dismissed, the court also dismissed the previously reported Young lawsuit, in which plaintiffs sued under the same "public nuisance" theory. Plaintiffs in the Chicago lawsuit filed a motion for reconsideration on December 9, 2004, which was denied on January 24, 2005.

The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Cleveland and New York City are open cases and the New York City case is presently scheduled to begin trial in September, 2005.

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

Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress. It passed the House by a 2-to-1 bipartisan majority and had over 54 co-sponsors in the Senate. It was considered by the Senate in February 2004, but failed to gain final passage after it was encumbered with numerous non-germane amendments. It is uncertain when it may be reconsidered by the new session of Congress.

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

The Company has reported all cases instituted against it through September 30, 2004 and the results of those cases, where terminated, to the S.E.C. on its previous Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, to which reference is hereby made.

For a description of all pending lawsuits against the Company through September 30, 2004, reference is made to the discussion under the caption "Item 3. LEGAL PROCEEDINGS" of the Company's Annual Reports on Form 10-K for the year ended December 31, 1998, and to the discussion under caption "Item 1. LEGAL PROCEEDINGS" of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995, June 30, and September 30, 1999, March 31 and September 30, 2000.

The nature of the legal proceedings against the Company is discussed at [Note 5] to this Annual Report on Form 10-K, which is incorporated herein by reference.

One case was formally instituted against the Company during the three months ended December 31, 2004, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.

Farwick v. Company, et al. (OR) in the Circuit Court of Oregon for the County of Clackamas. Plaintiff alleges that his Ruger No.1 rifle, which was loaded with ammunition manufactured by Weatherby, Inc., "exploded" upon firing. Plaintiff has filed a claim against Weatherby, Inc. and the claim against the Company is contingent upon a finding of no defect in the ammunition. Plaintiff seeks compensatory damages.

During the three months ending December 31, 2004, one previously reported case was settled.

Case Name   Jurisdiction
---------   ------------
  Snyder        Texas

The settlement amount was within the limits of its self-insurance coverage or self-insurance retention.

On October 19, 2004, in the previously reported Washington, D.C. lawsuit, the D.C. Court of Appeals vacated the court's judgment of April 29, 2004, which dismissed the city's claim against firearms manufacturers but let stand certain individuals' claims against the manufacturers of firearms allegedly used in criminal assaults against plaintiffs under the Washington, D.C. "Strict Liability Act," subject to proof of causation. A rehearing of the matter en banc by the full Court of Appeals was heard on January 11, 2005, and a decision is pending.

On November 18, 2004, in the previously reported Chicago (IL) case, the Illinois Supreme Court affirmed the trial court's dismissal. The court held that plaintiffs failed to state a claim for public nuisance. On December 9, 2004, plaintiffs filed a motion for reconsideration, which was denied on January 24, 2005.

On November 18, 2004, the Illinois Supreme Court dismissed the previously reported Ceriale (IL), Smith (IL), and Young (IL) cases. Plaintiffs have not filed a petition for rehearing.

In the previously reported Jersey City case, plaintiffs voluntarily dismissed the case in 2003 because they were unable to comply with discovery deadlines. More than one year has elapsed and plaintiffs have not re-filed their lawsuit.

In the previously reported Lemongello (WV) case, no appeal of summary judgment granted in defendants' favor was filed.

In the previously reported St. Louis (MO) case, the Missouri Court of Appeals had affirmed the trial court's dismissal and plaintiffs filed a motion to appeal the affirmed dismissal directly to the Missouri Supreme Court. On October 26, 2004, the Missouri Supreme Court denied the motion.

On December 30, 2004, plaintiffs in the previously reported Knight (IL) case voluntarily dismissed the lawsuit.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information on the Company's common stock market prices, dividends, principal exchange on which the stock is traded and the number of stockholders of record required for this Item is incorporated by reference from page 27 of the Company's 2004 Annual Report to Stockholders.

ITEM 6--SELECTED FINANCIAL DATA

The selected financial data for fiscal years 2000 through 2004 required for this
Item is incorporated by reference from page 8 of the Company's 2004 Annual Report to Stockholders.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations required for this Item is incorporated by reference from pages 9 through 14 of the Company's 2004 Annual Report to Stockholders.

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A)  FINANCIAL STATEMENTS

     The balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2004 and 2003, and the related statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2004, and the notes to the financial statements and the report dated March 8, 2005 of KPMG LLP, independent registered public accounting firm, are incorporated by reference from pages 15 through 25 of the Company's 2004 Annual Report to Stockholders.

(B)  SUPPLEMENTARY DATA

     Quarterly results of operations for fiscal years 2004 and 2003 are incorporated by reference from page 24 of the Company's 2004 Annual Report to Stockholders.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A--CONTROLS AND PROCEDURES

(A)  DISCLOSURE CONTROLS AND PROCEDURES

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

(B)  MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management's report on internal control over financial reporting required for this Item is incorporated by reference from page 26 of the Company's 2004 Annual Report to Stockholders.

(C)  ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

     The Company's registered public accounting firm's attestation report on management's assessment of the Company's internal control over financial reporting is incorporated by reference from page 25 of the Company's 2004 Annual Report to Stockholders.

(D)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B--OTHER INFORMATION

None.

PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's directors, including the Company's separately designated standing audit committee, and on the Company's code of business conduct and ethics required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2005 under the captions "PROPOSAL NO. 1: ELECTION OF DIRECTORS" and "THE BOARD OF DIRECTORS AND ITS COMMITTEES" on pages 2 through 10 thereof.

Information concerning the Company's executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Executive Officers of the Company."

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2005 under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 23 thereof.

ITEM 11--EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2005 under the captions "THE BOARD OF DIRECTORS AND ITS COMMITTEES", "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE," "OPTION/SAR GRANTS IN LAST FISCAL YEAR," "AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES," "PENSION PLAN TABLE," "SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE," and "COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN on pages 5 through 19 thereof.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2005 under the captions "PROPOSAL NO. 1: ELECTION OF DIRECTORS," "PRINCIPAL STOCKHOLDERS," and "SECURITY OWNERSHIP OF MANAGEMENT" on pages 2 through 4 and 20 through 22 thereof.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2004:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                   NUMBER OF SECURITIES
                                                                                  REMAINING AVAILABLE FOR
                                                                                   FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                BE ISSUED UPON EXERCISE     EXERCISE PRICE OF        PLANS (EXCLUDING
                                OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                                  WARRANTS AND RIGHTS      WARRANTS AND RIGHTS          COLUMN (A))
        PLAN CATEGORY                     (A)                      (B)                      (C)
        -------------           -----------------------   --------------------   ------------------------
EQUITY COMPENSATION PLANS
   APPROVED BY SECURITY
   HOLDERS
1998 Stock Incentive Plan                995,000           $11.7160 per share            1,005,000
2001 Stock Option Plan
   for Non-Employee Directors             80,000           $  9.875 per share              120,000
EQUITY COMPENSATION PLANS
   NOT APPROVED BY SECURITY
   HOLDERS
None.

   TOTAL                               1,075,000                                         1,125,000

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerting certain relationships and related transactions required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2005 under the captions "THE BOARD OF DIRECTORS AND ITS COMMITTEES" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on pages 5 through 10 and 23 thereof.

ITEM 14--PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company's principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of the Stockholders to be held May 3, 2005 under the caption "PROPOSAL NO. 2: APPROVAL OF INDEPENDENT AUDITORS" on pages 25 and 26 thereof.

PART IV

ITEM 15--EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this Annual Report on Form
     10-K:

     (1)  Financial Statements:

          Balance Sheets--December 31, 2004 and 2003

          Statements of Income--Years ended December 31, 2004, 2003, and 2002

          Statements of Stockholders' Equity--Years ended December 31, 2004, 2003, and 2002

          Statements of Cash Flows--Years ended December 31, 2004, 2003, and
          2002

          Notes to Financial Statements

          Independent Registered Public Accounting Firm's Report -- KPMG LLP

     This information is incorporated by reference from the Company's 2004 Annual Report to Stockholders as noted in Item 8.

     (2)  Financial Statement Schedules:

          Schedule II-Valuation and Qualifying Accounts

     (3)  Listing of Exhibits:

          Exhibit 3.1 Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

          Exhibit 3.2    Bylaws of the Company, as amended.

          Exhibit 10.1 Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No. 1-10435).

Exhibit 10.2 Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3 Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit
               10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.4 Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.5 Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6   [Intentionally omitted.]

Exhibit 10.7 Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8 Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

Exhibit 13.1 Annual Report to Stockholders of the Company for the year ended December 31, 2004. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document with the SEC.

Exhibit 23.1 Consent and Report on Schedule of Independent Registered Public Accounting Firm.

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

                                        STURM, RUGER & COMPANY, INC.
                                                (Registrant)


                                        /S/ THOMAS A. DINEEN
                                        ----------------------------------------
                                        Thomas A. Dineen
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)

                                        March 11, 2005
                                        Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ WILLIAM B. RUGER, JR.                  3/11/05
----------------------------------------
William B. Ruger, Jr.
Chairman of the Board, Chief Executive
Officer
(Principal Executive Officer)


/S/ JOHN M. KINGSLEY, JR.                  3/11/05
----------------------------------------
John M. Kingsley, Jr.
Director


/S/ TOWNSEND HORNOR                        3/11/05
----------------------------------------
Townsend Hornor
Director


/S/ STEPHEN L. SANETTI                     3/11/05
----------------------------------------
Stephen L. Sanetti
Vice Chairman of the Board,
President and Chief Operating Officer


/S/ RICHARD T. CUNNIFF                     3/11/05
----------------------------------------
Richard T. Cunniff
Director


/S/ JAMES E. SERVICE                       3/11/05
----------------------------------------
James E. Service
Director

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

Exhibit 3.2    Bylaws of the Company, as amended.                            29

Exhibit 10.1   Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan
               (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1988, as amended by Form 8 filed March 27,
               1990, SEC File No. 1-10435).

Exhibit 10.2   Amendment to Sturm, Ruger & Company, Inc. 1986 Stock
               Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3   Sturm, Ruger & Company, Inc. Supplemental Executive
               Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, SEC
               File No. 1-10435).

Exhibit 10.4   Agreement and Assignment of Lease dated September 30,
               1987 by and between Emerson Electric Co. and Sturm,
               Ruger & Company, Inc. (Incorporated by reference to
               Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No.
               1-10435).

Exhibit 10.5   Sturm, Ruger & Company, Inc. Supplemental Executive
               Retirement Plan (Incorporated by reference to Exhibit
               10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6   [Intentionally omitted.]

Exhibit 10.7   Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan.
               (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8   Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for
               Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

                                                                          Page No.
                                                                          --------
Exhibit 13.1   Annual Report to Stockholders of the Company for the          51
               year ended December 31, 2004. Except for those portions
               of such Annual Report to Stockholders expressly
               incorporated by reference into the Report, such Annual
               Report to Stockholders is furnished solely for the
               information of the Securities and Exchange Commission
               and shall not be deemed a "filed" document.

Exhibit 23.1   Consent and Report on Schedule of Independent Registered      75
               Public Accounting Firm.

Exhibit 31.1   Certification of Chief Executive Officer Pursuant to          76
               Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2   Certification of Treasurer and Chief Financial Officer        78
               Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1   Certification of the Chief Executive Officer Pursuant to      80
               Rule 13a-14(b) of the Exchange Act and 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

Exhibit 32.2   Certification of the Treasurer and Chief Financial            81
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

                          YEAR ENDED DECEMBER 31, 2004

                  STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES

                            ITEMS 15(a)(2) AND 15(d)
                          FINANCIAL STATEMENT SCHEDULE

                          Sturm, Ruger & Company, Inc.

           Item 15(a)(2) and Item 15(d)--Financial Statement Schedule

                 Schedule II--Valuation and Qualifying Accounts

                                 (In Thousands)

                COL. A                  COL. B              COL. C             COL. D       COL. E
-----------------------------------   ----------   -----------------------   ----------   ---------
                                                          ADDITIONS
                                                   -----------------------
                                                       (1)          (2)
                                                                Charged to
                                      Balance at   Charged to      Other                   Balance
                                       Beginning    Costs and    Accounts                   at End
              Description              of Period    Expenses     -Describe   Deductions   of Period
              -----------             ----------   ----------   ----------   ----------   ---------
Deductions from asset accounts:
   Allowance for doubtful accounts:
      Year ended December 31, 2004      $  441                                $   68(a)      $373
                                        ------                                ------         ----
      Year ended December 31, 2003      $  449                                $    8(a)      $441
                                        ------       ------                   ------         ----
      Year ended December 31, 2002      $1,061       $   83                   $  695(a)      $449
                                        ------       ------                   ------         ----
   Allowance for discounts:
      Year ended December 31, 2004      $  772       $3,957                   $4,174(b)      $555
                                        ------       ------                   ------         ----
      Year ended December 31, 2003      $  783       $3,965                   $3,976(b)      $772
                                        ------       ------                   ------         ----
      Year ended December 31, 2002      $1,145       $4,111                   $4,473(b)      $783
                                        ------       ------                   ------         ----

(a)  Accounts written off

(b)  Discounts taken