Form 10-Q
period 2005-03-31
STURM RUGER & CO INC
filed 2005-05-04
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2005
                                          --------------
                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from_______________  to  _______________


                         Commission file number 1-10435

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Delaware                       06-0633559
---------------------------------------           ------------------------------
            (State or other jurisdiction of         (I.R.S. employer
             incorporation or organization)        identification no.)

          Lacey Place, Southport, Connecticut             06890
---------------------------------------           ------------------------------
        (Address of principal executive offices)       (Zip code)

                                 (203) 259-7843
                                - --------------
              (Registrant's telephone number, including area code)

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

         The number of shares outstanding of the issuer's common stock as of April 30, 2005: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                          STURM, RUGER & COMPANY, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

             Condensed balance sheets--March 31, 2005 and
             December 31, 2004                                                         3

             Condensed statements of income--Three months ended
             March 31, 2005 and 2004                                                   5

             Condensed statements of cash flows--Three months ended
             March 31, 2005 and 2004                                                   6

             Notes to condensed financial statements--March 31, 2005                   7

Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                        14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                 20

Item 4.    Controls and Procedures                                                    20

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                          21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                21

Item 3.    Defaults Upon Senior Securities                                            21

Item 4.    Submission of Matters to a vote of Security Holders                        21

Item 5.    Other Information                                                          21

Item 6.    Exhibits                                                                   22

SIGNATURES                                                                            23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

           STURM, RUGER & COMPANY, INC.

           CONDENSED BALANCE SHEETS
     (Dollars in thousands, except per share data)

                                                             March 31,       December 31,
                                                               2005            2004
                                                               ----            ----
                                                            (Unaudited)       (Note)
ASSETS
  Current Assets
     Cash and cash equivalents                               $   3,841       $   4,841
     Short-term investments                                     30,890          28,430
     Trade receivables, less allowances for
         doubtful accounts ($373 and $373) and
         discounts ($345 and $555)                              18,988          16,082
     Inventories:
         Finished products                                      11,295          13,289
         Materials and products in process                      37,428          36,230
                                                             ---------       ---------
                                                                48,723          49,519

     Deferred income taxes                                       6,813           6,445
     Prepaid expenses and other current assets                   2,815           4,383
                                                             ---------       ---------
                                   Total current assets        112,070         109,700

Property, plant and equipment                                  160,298         160,434
     Less allowances for depreciation                         (133,574)       (132,860)
                                                             ---------       ---------
                                                                26,724          27,574

Deferred income taxes                                            1,165           1,178
Other assets                                                     8,626           8,489
                                                             ---------       ---------
Total Assets                                                 $ 148,585       $ 146,941
                                                             =========       =========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
           STURM, RUGER & COMPANY, INC.

           CONDENSED BALANCE SHEETS
     (Dollars in thousands, except per share data)

                                                           March 31,       December 31,
                                                             2005              2004
                                                             ----              ----
                                                          (Unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Trade accounts payable and accrued expenses           $   4,013       $   5,281
     Product liability                                         1,902           1,968
     Employee compensation                                     6,200           5,868
     Workers' compensation                                     5,451           5,387
     Income taxes                                              2,349             768
                                                           ---------       ---------
                            Total current liabilities         19,915          19,272

Accrued pension liability                                      6,379           6,337
Product liability accrual                                      1,133           1,164
Contingent liabilities --Note 8                                   --              --

Stockholders' Equity

     Common Stock, non-voting, par value $1:

         Authorized shares 50,000; none issued                    --              --
     Common Stock, par value $1:
         Authorized shares - 40,000,000
         Issued and outstanding - 26,910,700                  26,911          26,911
     Additional paid-in capital                                2,508           2,508
     Retained earnings                                       102,014         101,024
     Accumulated other comprehensive income(loss)            (10,275)        (10,275)
                                                           ---------       ---------
Total Stockholders' Equity                                   121,158         120,168
                                                           ---------       ---------
Total Liabilities and Stockholders' Equity                 $ 148,585       $ 146,941
                                                           =========       =========

Note:

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

                                                             Three Months Ended March 31,
                                                                2005            2004
                                                                ----            ----
Net firearms sales                                            $ 39,100       $ 36,138
Net castings sales                                               5,160          4,099
                                                              --------       --------
Total net sales                                                 44,260         40,237

Cost of products sold                                           32,412         28,026
                                                              --------       --------
Gross profit                                                    11,848         12,211

Expenses:
     Selling                                                     4,061          4,150
     General and administrative                                  1,628          1,676
                                                              --------       --------
                                                                 5,689          5,826
                                                              --------       --------
Operating profit                                                 6,159          6,385

Other income (loss)-net                                            (14)            90
                                                              --------       --------
                     Income before income taxes                  6,145          6,475

Income taxes                                                     2,464          2,596
                                                              --------       --------
                              Net income                      $  3,681       $  3,879
                                                              ========       ========

Earnings per share

     Basic                                                    $   0.14       $   0.14
                                                              ========       ========
     Diluted                                                  $   0.14       $   0.14
                                                              ========       ========
Cash dividends per share                                      $   0.10       $   0.20
                                                              ========       ========
Average shares outstanding
     Basic                                                      26,911         26,911
                                                              ========       ========
     Diluted                                                    26,911         27,008
                                                              ========       ========

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                            Three Months Ended March 31,
                                                                               2005           2004
                                                                               ----           ----
Cash Provided by Operating Activities                                        $  4,700       $  4,012

Investing Activities

  Property, plant and equipment additions                                        (550)        (1,150)
  Purchases of short-term investments                                         (35,801)       (32,460)
  Proceeds from maturities of short-term investments                           33,342         34,395
                                                                             --------       --------
                     Cash provided (used) by investing activities              (3,009)           785
                                                                             --------       --------
Financing Activities
  Dividends paid                                                               (2,691)        (5,382)
                                                                             --------       --------
                           Cash used by financing activities                   (2,691)        (5,382)
                                                                             --------       --------
Decrease in cash and cash equivalents                                          (1,000)          (585)

Cash and cash equivalents at beginning of period                                4,841          3,446
                                                                             --------       --------
Cash and cash equivalents at end of period                                   $  3,841       $  2,861
                                                                             ========       ========

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005


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

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

         Principles of Consolidation: The condensed financial statements have been prepared from the Company's books and records and include all of the Company's accounts. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances may have been reclassified to conform with current year presentation.

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

Three Months Ended March 31,                                                   2005        2004
----------------------------                                                   ----        ----
Net Income:
     As reported                                                             $ 3,681     $ 3,879
     Add:  Recognized stock-based employee compensation, net of tax               --          --
     Deduct:  Employee compensation expense determined under fair value
        method, net of tax                                                        (5)        (12)
                                                                             -------     -------
     Pro forma                                                               $ 3,676     $ 3,867
                                                                             ========    =======
Basic Earnings per Share:
     As reported                                                             $   0.14    $  0.14
     Pro forma                                                               $   0.14    $  0.14
                                                                             ========    =======
Diluted Earnings per Share:
     As reported                                                             $   0.14    $  0.14
     Pro forma                                                               $   0.14    $  0.14
                                                                             ========    =======

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

         Recent Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4" which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company has not completed its evaluation of the impact that the adoption of this statement will have on its financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective for interim or annual reporting periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

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

NOTE 4 - INCOME TAXES

         The Company's 2005 effective tax rate differs from the statutory tax rate due to state income taxes and the newly enacted tax deduction for qualified production activities provided under the American Jobs Creation Act of 2004. This deduction is available to the Company for the first time in 2005. The Company's 2004 effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the three months ended March 31, 2005 and 2004 were $0.1 million and $0.8 million, respectively.

NOTE 5 - PENSION PLANS

         The Company sponsors two defined benefit pension plans which cover substantially all employees. A third defined benefit plan is non-qualified and covers certain executive officers of the Company. The estimated cost of these plans is summarized below:

Three Months Ended March 31,            2005         2004
----------------------------            ----         ----
Service cost                            $ 346       $ 376

Interest cost                             706         753

Expected return on plan assets           (829)       (805)

Amortization of prior service cost         71         145

Recognized actuarial gains                195         191
                                        -----       -----
     Net periodic pension cost          $ 489       $ 660
                                        =====       =====

NOTE 6 - BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the three months ended March 31, 2005 and 2004 of 26,911,000 and 27,008,000, respectively.

NOTE 7 - COMPREHENSIVE INCOME

         As there were no non-owner changes in equity during the first three months of 2005 and 2004, total comprehensive income equals net income for the three months ended March 31, 2005 and 2004 of $3.7 million and $3.9 million, respectively.

NOTE 8 - CONTINGENT LIABILITIES

         As of March 31, 2005, the Company is a defendant in approximately six lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

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

         Of the lawsuits brought by municipalities or a state Attorney General, twenty have been concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals;

Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati - voluntarily withdrawn after a unanimous vote of the city council; Detroit - dismissed by Michigan Court of Appeals, no appeal; Wayne County - dismissed by Michigan Court of Appeals, no appeal; New York State - Court of Appeals denied plaintiff's petition for leave to appeal the Intermediate Appellate Court's dismissal, no further appeal; Newark - Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden - dismissed on July 7, 2003, not reopened; Jersey City - voluntarily dismissed and not re-filed; St. Louis - Missouri Supreme Court denied plaintiffs' motion to appeal Missouri Appellate Court's affirmance of dismissal; Chicago - Illinois Supreme Court denied plaintiffs' petition for rehearing; and Los Angeles City, Los Angeles County, and San Francisco - Appellate Court affirmed summary judgment in favor of defendants, no further appeal.

         The dismissal of the Washington, D.C. lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On October 19, 2004, the D.C. Court of Appeals vacated the court's judgment, which dismissed the city's claim against firearms manufacturers but let stand certain individuals' claims against the manufacturers of firearms allegedly used in criminal assaults against plaintiffs under the Washington, D.C. "Strict Liability Act," subject to proof of causation. On April 21, 2005, the Court of Appeals, in an en banc rehearing, dismissed all common law negligence and "public nuisance" claims against all defendants, but again permitted plaintiffs to proceed to discovery to determine whether any of defendants' products could be identified under the D.C. "Strict Liability Act." It is uncertain if any further appeal will be pursued by any party to this lawsuit.

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

         Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress. It passed the House by a 2-to-1 bipartisan majority and had over 54 co-sponsors in the Senate. It was considered by the Senate in February 2004, but failed to gain final passage after it was encumbered with numerous non-germane amendments. It was reintroduced in early 2005, and Senate hearings were held in March 2005. It is uncertain when it will be voted upon by either the Senate Judiciary Committee or the full Senate.

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

         A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $13.6 million at March 31, 2005, is set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

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

         The Company has reported all cases instituted against it through December 31, 2004 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

NOTE 9 - RELATED PARTY TRANSACTIONS

         For the three months ended March 31, 2005 and 2004, the Company paid Newport Mills, of which William B. Ruger, Jr., Chairman and Chief Executive Officer of the Company, is the sole proprietor, $60,750 for storage rental and office space.

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

Three months ended March 31,            2005           2004
----------------------------            ----           ----
Net Sales
     Firearms                         $ 39,100       $ 36,138
     Castings
          Unaffiliated                   5,160          4,099
          Intersegment                   5,664          4,062
                                      --------       --------
                                        10,824          8,161
     Eliminations                       (5,664)        (4,062)
                                      --------       --------
                                      $ 44,260       $ 40,237
                                      ========       ========
Income(loss) before income taxes
     Firearms                         $  6,379       $  6,913
     Castings                             (333)          (504)
     Corporate                              99             66
                                      --------       --------
                                         6,145       $  6,475
                                      ========       ========

                        March 31,     December 31,
                           2005           2004
                           ----           ----
Identifiable Assets

     Firearms            $ 79,193      $ 77,049
     Castings              20,371        19,581
     Corporate             49,021        50,311
                         --------      --------
                         $148,585      $146,941
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

         Because many of the Company's competitors are not subject to public filing requirements and industry-wide data is generally not available in a timely manner, the Company is unable to compare its performance to other companies or specific current industry trends. Instead, the Company measures itself against its own historical results.

         The Company does not consider its overall firearms business to be predictably seasonal; however, sales of certain models of firearms are usually lower in the third quarter of the year.

Results of Operations

         The Company achieved consolidated net sales of $44.3 million for the first quarter of 2005. This represents an increase of $4.1 million or 10.0% from the first quarter of 2004 consolidated net sales of $40.2 million.

         Firearms segment net sales of $39.1 million in the first quarter of 2005 were $3.0 million, or 8.2% greater than the first quarter of 2004. Firearms unit shipments increased 2% for the three month period ended March 31, 2005, from the comparable 2004 period as demand for pistols improved. A modest price increase and a change in mix from lower priced products to higher priced products resulted in the larger increase in sales versus unit shipments. In 2005, the Company continued a sales incentive program begun in 2004 for its distributors which allows them to earn rebates of up to 1.5% if certain annual overall sales targets are achieved. This program replaced a similar sales incentive program in 2004.

         Casting segment net sales increased by $1.1 million or 25.9% to $5.2 million in the three months ended March 31, 2005 from $4.1 million in the first quarter of 2004. Increased sales were primarily generated from existing customers in a variety of industries.

         Consolidated cost of products sold for the first quarter of 2005 was $32.4 million compared to $28.0 million in the first quarter of 2004. The increase is attributable to increased firearms and castings sales, increased unitary overhead expenses resulting from a reduction in firearms production volume and increased product liability costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         For the quarter ended March 31, 2005, gross profit as a percent of net sales decreased to 26.8% from 30.3% in the comparable quarter of 2004. Margin deterioration was caused by less efficient firearms production due to lower rates of production, discounts offered on certain discontinued firearm models, and increased product liability expenses.

         Selling, general and administrative expenses decreased $0.1 million to $5.7 million for the quarter ended March 31, 2005 compared with the prior year period.

         Total other income decreased by $0.1 million in the quarter ended March 31, 2005 compared to the corresponding 2004 period as increased interest income was offset by non-manufacturing costs related to a New Hampshire facility acquired in 2003.

         The effective income tax rate was 40.1% in the quarters ended March 31, 2005 and 2004, respectively.

         As a result of the foregoing factors, consolidated net income for the quarter ended March 31, 2005 decreased to $3.7 million from $3.9 million for the quarter ended March 31, 2004.

Financial Condition

OPERATIONS

         At March 31, 2005, the Company had cash, cash equivalents and short-term investments of $34.7 million, working capital of $92.2 million and a current ratio of 5.6 to 1.

         Cash provided by operating activities was $4.7 million for quarter ended March 31, 2005, an increase of $0.7 million compared with the corresponding period of 2004. The increase in cash provided by operations is attributable to fluctuations in various operating accounts.

         Until November 30, 2004, the Company followed a common industry practice of offering a "dating plan" to its firearms customers on selected products, which allowed the customer to buy the products commencing in December, the start of the Company's marketing year, and pay for them on extended terms. Discounts were offered for early payment. The dating plan provided a revolving payment plan under which payments for all shipments made during the period December through February were made by April 30. Shipments made in subsequent months were paid for within a maximum of 120 days. On December 1, 2004, the Company modified the payment terms on these selected products whereby payment is now due 45 days after shipment. Discounts are offered for early payment. Dating plan receivable balances were $5.4 million at March 31, 2005 compared to $6.9 million at March 31, 2004.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         In conjunction with the sale of its Uni-Cast division in June 2000, the Company extended credit to the purchaser in the form of a note and a line of credit, both of which are collateralized by certain of the assets of Uni-Cast. In July 2002, the Company established an additional collateralized line of credit for the purchaser and, as of March 31, 2005, the total amount due from the purchaser was $1.3 million, which was paid in April 2005. The Company purchases aluminum castings used in the manufacture of certain models of pistols exclusively from Uni-Cast.

INVESTING AND FINANCING

         Capital expenditures during the quarter ended March 31, 2005 totaled $0.6 million. For the past two years capital expenditures averaged approximately $1.1 million per quarter. In 2005, the Company expects to spend approximately $8 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms Division. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and available cash and short-term investments.

         For the quarter ended March 31, 2005 dividends paid totaled $2.7 million. This amount reflects a quarterly dividend of $.10 per share paid in March 2005. On May 3, 2005, the Company declared a quarterly dividend of $.10 per share payable on June 15, 2005. Future dividends depend on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company's need for funds.

         Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for significant external financing through 2005.

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

         Of the lawsuits brought by municipalities or a state Attorney General, twenty have been concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati - voluntarily withdrawn after a unanimous vote of the city council; Detroit - dismissed by Michigan Court of Appeals, no appeal; Wayne County - dismissed by Michigan Court of Appeals, no appeal; New York State - Court of Appeals denied plaintiff's petition for leave to appeal the Intermediate Appellate Court's

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


dismissal, no further appeal; Newark - Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden - dismissed on July 7, 2003, not reopened; Jersey City - voluntarily dismissed and not re-filed; St. Louis - Missouri Supreme Court denied plaintiffs' motion to appeal Missouri Appellate Court's affirmance of dismissal; Chicago - Illinois Supreme Court denied plaintiffs' petition for rehearing; and Los Angeles City, Los Angeles County, and San Francisco - Appellate Court affirmed summary judgment in favor of defendants, no further appeal.

         The dismissal of the Washington, D.C. lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On October 19, 2004, the D.C. Court of Appeals vacated the court's judgment, which dismissed the city's claim against firearms manufacturers but let stand certain individuals' claims against the manufacturers of firearms allegedly used in criminal assaults against plaintiffs under the Washington, D.C. "Strict Liability Act," subject to proof of causation. On April 21, 2005, the Court of Appeals, in an en banc rehearing, dismissed all common law negligence and "public nuisance" claims against all defendants, but again permitted plaintiffs to proceed to discovery to determine whether any of defendants' products could be identified under the D.C. "Strict Liability Act." It is uncertain if any further appeal will be pursued by any party to this lawsuit.

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

         Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress. It passed the House by a 2-to-1 bipartisan majority and had over 54 co-sponsors in the Senate. It was considered by the Senate in February 2004, but failed to gain final passage after it was encumbered with numerous non-germane amendments. It was reintroduced in early 2005, and Senate hearings were held in March 2005. It is uncertain when it will be voted upon by either the Senate Judiciary Committee or the full Senate.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         The valuation of the future defined benefit pension obligations at December 31, 2004 indicated that these plans were underfunded. While this estimation has no bearing on the actual funded status of the pension plans, it resulted in the recognition of a cumulative other comprehensive loss of $10.3 million at December 31, 2004.

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

Adjustments to Critical Accounting Policies

         The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company's Annual Report on Form 10-K filed on March 12, 2005, or the judgment affecting the application of those estimates and assumptions.

Recent Accounting Pronouncements

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4" which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company has not completed its evaluation of the impact that the adoption of this statement will have on its financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective for interim or annual reporting periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The nature of the legal proceedings against the Company is discussed at
Note 8 of the Notes to Condensed Financial Statements under Item 1 of this Form 10-Q report, which is incorporated herein by reference.

         The Company has reported all cases instituted against it through December 31, 2004, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

         One case was formally instituted against the Company during the three months ended March 31, 2005, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process:

         Leabo v. Company (AZ) in the United States District Court, District of Arizona. The complaint, which was served on March 30, 2005, alleges that a Ruger "old model" single action revolver fell and discharged, resulting in injury to the plaintiff's hand. Plaintiff seeks general and punitive damages.

During the three months ending March 31, 2005, no previously reported cases were settled.

         On January 24, 2005, in the previously reported City of Chicago case, the Illinois Supreme Court denied plaintiffs' petition for rehearing of the dismissal of all the city's claims including "public nuisance" against the Company and other members of the firearms industry. No further appeal was filed.

         On February 10, 2005, in the previously reported Los Angeles City, Los Angeles County, and San Francisco cases, the First Appellate District, District One, in the Court of Appeals of the State of California unanimously affirmed the trial court's dismissal of all claims, including that of "public nuisance," against the Company and other members of the firearms industry. No further appeal was filed.

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

                  31.1 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STURM, RUGER & COMPANY, INC.
                                        -------------------------------------



Date:  May 3, 2005                      S/ THOMAS A. DINEEN
       -----------                      -------------------------------------
                                        Thomas A. Dineen
                                        Principal Financial Officer,
                                        Treasurer and Chief Financial Officer