Form 10-Q
period 2005-06-30
STURM RUGER & CO INC
filed 2005-07-29
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________

                         Commission file number 1-10435

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  06-0633559
--------------------------------------------      ------------------------------
     (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                  identification no.)

   Lacey Place, Southport, Connecticut                      06890
--------------------------------------------      ------------------------------
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

      The number of shares outstanding of the issuer's common stock as of July 31, 2005: Common Stock, $1 par value - 26,910,720.

                                     INDEX

                          STURM, RUGER & COMPANY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed balance sheets--June 30, 2005 and December 31, 2004                3

         Condensed statements of income--Three months ended June 30, 2005 and
         2004, Six months ended June 30, 2005 and 2004                                5

         Condensed statements of cash flows--Six months ended June 30, 2005
         and 2004                                                                     6

         Notes to condensed financial statements -- June 30, 2005                     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                               14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  20

Item 4.  Controls and Procedures                                                     20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                           21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 21

Item 3.  Defaults Upon Senior Securities                                             21

Item 4.  Submission of Matters to a Vote of Security Holders                         22

Item 5.  Other Information                                                           22

Item 6.  Exhibits                                                                    23

SIGNATURES                                                                           24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
     STURM, RUGER & COMPANY, INC.

     CONDENSED BALANCE SHEETS
         (Dollars in thousands, except per share data)

                                                       June 30,    December 31,
                                                         2005          2004
                                                       ---------   ------------
                                                                      (Note)
ASSETS

Current Assets
   Cash and cash equivalents                           $   4,161   $      4,841
   Short-term investments                                 28,905         28,430
   Trade receivables, less allowances for
       doubtful accounts ($378 and $373) and
       discounts ($415 and $555)                          14,257         16,082
   Inventories:
       Finished products                                  12,273         13,289
       Materials and products in process                  39,298         36,230
                                                       ---------   ------------
                                                          51,571         49,519
   Deferred income taxes                                   6,984          6,445
   Prepaid expenses and other current assets               2,687          4,383
                                                       ---------   ------------
                                Total current assets     108,565        109,700

Property, plant and equipment                            161,036        160,434
        Less allowances for depreciation                (134,617)      (132,860)
                                                       ---------   ------------
                                                          26,419         27,574
Deferred income taxes                                        833          1,178
Other assets                                               8,679          8,489
                                                       ---------   ------------
Total Assets                                           $ 144,496   $    146,941
                                                       =========   ============

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     STURM, RUGER & COMPANY, INC.

     CONDENSED BALANCE SHEETS
         (Dollars in thousands, except per share data)

                                                       June 30,    December 31,
                                                         2005          2004
                                                       ---------   ------------
                                                                      (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable and accrued expenses          $   4,108   $      5,281
  Product liability                                        1,302          1,968
  Employee compensation and benefits                       6,519          5,868
  Workers' compensation                                    5,653          5,387
  Income taxes                                               935            768
                                                       ---------   ------------
                 Total current liabilities                18,517         19,272

Accrued pension liability                                  6,422          6,337
Product liability accrual                                  1,092          1,164
Contingent liabilities - Note 8                               --             --

Stockholders' Equity
  Common Stock, non-voting, par value $1:
      Authorized shares 50,000; none issued                   --             --
  Common Stock, par value $1: Authorized shares -
      40,000,000; issued and outstanding 26,910,700       26,911         26,911
  Additional paid-in capital                               2,508          2,508
  Retained earnings                                       99,321        101,024
  Accumulated other comprehensive income (loss)          (10,275)       (10,275)
                                                       ---------   ------------
Total Stockholders' Equity                               118,465        120,168
                                                       ---------   ------------
Total Liabilities and Stockholders' Equity             $ 144,496   $    146,941
                                                       =========   ============

Note:

   The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

                                           Three Months Ended June 30,    Six Months Ended June 30,
                                             2005               2004        2005             2004
                                          ----------------------------    -------------------------
Firearms sales                             $ 28,720           $ 27,598    $ 67,821         $ 63,736
Castings sales                                5,675              5,115      10,835            9,214
                                          ---------          ---------    --------         --------

Net sales                                    34,395             32,713      78,656           72,950

Cost of products sold                        28,750             27,951      61,163           55,977
                                          ---------          ---------    --------         --------
         Gross profit                         5,645              4,762      17,493           16,973

Expenses:
    Selling                                   4,149              3,865       8,210            8,015
    General and administrative                1,634              1,660       3,262            3,336
                                          ---------          ---------    --------         --------
                                              5,783              5,525      11,472           11,351
                                          ---------          ---------    --------         --------
Operating income(loss)                         (138)              (763)      6,021            5,622

Other income(expense)-net                       135                 (7)        121               83
                                          ---------          ---------    --------         --------

     Income(loss) before income taxes            (3)              (770)      6,142            5,705

Income taxes                                     (1)              (309)      2,463            2,288
                                          ---------          ---------    --------         --------

                Net income(loss)          ($      2)         ($    461)   $  3,679         $  3,417
                                          =========          =========    ========         ========

Earnings(loss) per share
         Basic                            ($   0.00)         ($   0.02)   $   0.14         $   0.13
                                          =========          =========    ========         ========
         Diluted                          ($   0.00)         ($   0.02)   $   0.14         $   0.13
                                          =========          =========    ========         ========

Cash dividends per share                   $   0.10           $   0.20    $   0.20         $   0.40
                                          =========          =========    ========         ========

Average shares outstanding
         Basic                               26,911             26,911      26,911           26,911
                                          =========          =========    ========         ========
         Diluted                             26,911             26,911      26,911           26,983
                                          =========          =========    ========         ========

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                               Six Months Ended June 30,
                                                                 2005             2004
                                                               -------------------------
Cash Provided by Operating Activities                          $   6,870        $  4,524

Investing Activities
   Property, plant and equipment additions                        (1,694)         (1,969)
   Purchases of short-term investments                           (66,608)        (67,830)
   Proceeds from maturities of short-term investments             66,134          73,852
                                                               ---------        --------
               Cash provided (used) by investing activities       (2,168)          4,053
                                                               ---------        --------

Financing Activities
   Dividends paid                                                 (5,382)        (10,764)
                                                               ---------        --------
                       Cash used by financing activities          (5,382)        (10,764)
                                                               ---------        --------

Decrease in cash and cash equivalents                               (680)         (2,187)

           Cash and cash equivalents at beginning of period        4,841           3,446
                                                               ---------        --------

               Cash and cash equivalents at end of period      $   4,161        $  1,259
                                                               =========        ========

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2005

NOTE 1--BASIS OF PRESENTATION

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

      In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

      Principles of Consolidation: The consolidated financial statements have been prepared from the Company's books and records and include all of the Company's accounts. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances may have been reclassified to conform with current year presentation.

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

                                             Three Months Ended June 30,   Six Months Ended June 30,
                                             ---------------------------   -------------------------
                                              2005                2004       2005             2004
                                             -------            --------   --------         --------
Net Income(loss):
     As reported                             ($    2)           ($   461)  $  3,679         $  3,417
     Add:  Recognized stock-based employee
       compensation, net of tax                   --                  --         --               --
     Deduct:  Employee compensation
       expense determined under fair value
       method, net of tax                         (4)                 (7)        (9)             (19)
                                             -------            --------   --------         --------
     Pro forma                               ($    6)           ($   468)  $  3,670         $  3,398
                                             =======            ========   ========         ========
Basic Earnings(loss) per Share:
     As reported                             ($ 0.00)           ($  0.02)  $   0.14         $   0.13
     Pro forma                               ($ 0.00)           ($  0.02)  $   0.14         $   0.13
                                             =======            ========   ========         ========
Diluted Earnings(loss) per Share:
     As reported                             ($ 0.00)           ($  0.02)  $   0.14         $   0.13
     Pro forma                               ($ 0.00)           ($  0.02)  $   0.14         $   0.13
                                             =======            ========   ========         ========

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

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

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

NOTE 4--INCOME TAXES

      The Company's 2005 effective tax rate differs from the statutory tax rate due to state income taxes and the newly enacted tax deduction for qualified production activities provided under the American Jobs Creation Act of 2004. This deduction is available to the Company for the first time in 2005. The Company's 2004 effective tax rate differs from the statutory tax rate principally as a result of state income taxes. Total income tax payments during the six months ended June 30, 2005 and 2004 were $3.0 million and $2.4 million, respectively.

NOTE 5--PENSION PLANS

      The Company sponsors two defined benefit pension plans which cover substantially all employees. A third defined benefit plan is non-qualified and covers certain executive officers of the Company. The estimated cost of these plans is summarized below:

                                     Three Months Ended June 30,   Six Months Ended June 30,
                                     ---------------------------   -------------------------
                                      2005                 2004      2005             2004
                                     ------               ------   -------           -------
Service cost                         $  319               $  361   $   665           $   737

Interest cost                           650                  718     1,355             1,471

Expected return on plan assets         (763)                (773)   (1,592)           (1,578)

Amortization of prior service cost       67                  136       141               281

Recognized actuarial gains              177                  185       370               376
                                     ------               ------   -------           -------

     Net periodic pension cost       $  450               $  627   $   939           $ 1,287
                                     ======               ======   =======           =======

NOTE 6--BASIC AND DILUTED EARNINGS PER SHARE

      Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. For the three months ended June 30, 2004, the treasury stock method would have been antidilutive, therefore the weighted average number of common shares were used for this period's diluted earnings per share calculation. This resulted in diluted weighted-average shares outstanding for the three and six months ended June 30, 2005 and 2004 of 26,911,000 and 26,911,000, and 26,911,000
and 26,983,000, respectively.

NOTE 7--COMPREHENSIVE INCOME

      As there were no non-owner changes in equity during the first half of 2005 and 2004, total comprehensive income(loss) equals net income(loss) for the three and six months ended June 30, 2005 and 2004, or ($0.0) million and ($0.5) million, and $3.7 million and $3.4 million, respectively.

NOTE 8 -- CONTINGENT LIABILITIES

      As of June 30, 2005, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

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

      The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On October 19, 2004, the D.C. Court of Appeals vacated the court's judgment, which dismissed the city's claim against firearms manufacturers but let stand certain individuals' claims against the manufacturers of firearms allegedly used in criminal assaults against plaintiffs under the Washington, D.C. "Strict Liability Act," subject to proof of causation. The appellate court in an en banc hearing unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing "strict liability" for manufacturers of "machine guns." Based on present information, none of the Company's products have been identified with any of the criminal assaults which form the basis of the individual claims. It is uncertain whether any further appeal will be pursued.

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Cleveland and New York City are open cases and the New York City case is presently scheduled to begin trial in September 2005.

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

      Punitive damages, as well as compensatory damages, are demanded in many of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. For claims made after July 10, 2000, coverage is provided on an annual basis for losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.

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

      A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $1.6 million at June 30, 2005, is set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

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

      The Company has reported all cases instituted against it through March 31, 2005 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

NOTE 9--RELATED PARTY TRANSACTIONS

      For the three and six months ended June 30, 2005 and 2004, the Company paid Newport Mills, of which William B. Ruger, Jr., Chairman and Chief Executive Officer of the Company, is the sole proprietor, $60,750 and $121,500, and $60,750 and $121,500, respectively, for storage rental and office space.

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

                                    Three Months Ended June 30,    Six Months Ended June 30,
                                   ----------------------------    -------------------------
                                     2005                2004        2005             2004
                                   --------            --------    -------           -------
Net Sales
     Firearms                       $28,720             $27,598    $67,821           $63,736
     Castings
          Unaffiliated                5,675               5,115     10,835             9,214
          Intersegment                3,007               3,937      8,671             7,999
                                   --------            --------    -------           -------
                                      8,682               9,052     19,506            17,213
     Eliminations                    (3,007)             (3,937)    (8,671)           (7,999)
                                   --------            --------    -------           -------
                                    $34,395             $32,713    $78,656           $72,950
                                   ========            ========    =======           =======
Income (Loss) Before Income Taxes
     Firearms                      ($   209)            $ 1,150    $ 6,170           $ 8,062
     Castings                            (4)             (1,807)      (337)           (2,311)
     Corporate                          210                (113)       309               (46)
                                   --------            --------    -------           -------
                                   ($     3)           ($   770)   $ 6,142           $ 5,705
                                   ========            ========    =======           =======

                      June 30,  December 31,
                        2005        2004
                      --------  ------------
Identifiable Assets
     Firearms         $ 72,559  $     77,049
     Castings           20,837        19,581
     Corporate          51,100        50,311
                      --------  ------------
                      $144,496  $    146,941
                      ========  ============

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

Results of Operations

      Consolidated net sales of $34.4 million were achieved by the Company for the three months ended June 30, 2005. This represents an increase of 5.2% from 2004 consolidated net sales of $32.7 million. Sales for the six month period ended June 30, 2005 were $78.7 million, an increase of $5.8 million over sales of $72.9 million in the comparable 2004 period.

      Firearms segment net sales increased by $1.1 million, or 4.0%, in the second quarter of 2005 to $28.7 million from $27.6 million in the second quarter of the prior year. For the six months ended June 30, 2005 firearms segment net sales increased by $4.1 million, to $67.8 million from $63.7 million in the corresponding 2004 period. Firearms unit shipments increased 11.3% for the three-month period ended June 30, 2005 and 5.9% for the six-month period ended June 30, 2005 from the comparable 2004 periods. For the quarter ended June 30, 2005, shipments of revolvers were below the second quarter of 2004, while pistol, rifle and shotgun shipments exceeded 2004. The increase in shipments of pistols was attributable to the popularity of the new Ruger MKIII rimfire and Ruger P345 centerfire models, the increase in rifle shipments is due largely to a dealer-driven rebate program for 10/22 rifles in effect in May and June of 2005, while the increase in shotguns reflected greater availability of the side-by-side model. For the six months ended June 30, 2005, rifle and revolver shipments were below the first half of 2004, and pistols and shotguns, due to the greater availability of the side-by-side and introduction of the new pistol models, increased sharply from 2004. Change in product mix from higher priced products to lower priced products partially offset by pricing increases resulted in a lesser increase in sales versus unit shipments.

      Casting segment net sales increased by $0.6 million or 10.9% to $5.7 million for the three month period ended June 30, 2005 from the three month period ended June 30, 2004 due to increased demand for titanium castings. For the six month period ended June 30, 2005 casting segment net sales increased 17.6% or $1.6 million to $10.8 million, reflecting an increase in demand for titanium castings. Increased sales were primarily generated from existing customers in a variety of industries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

      Consolidated cost of products sold for the three and the six months ended June 30, 2005 were $28.8 million and $61.2 million compared to $28.0 million and $56.0 million for the three and six months ended June 30, 2004, representing an increase of 2.9% and 9.3%, respectively. The respective increases are primarily attributable to increased firearms and casting sales, and increased unitary overhead expenses resulting from a reduction in firearms production volume. For the three month period ended June 30, 2005, these increased expenses were partially offset by decreased product liability costs. For the six month period ended June 30, 2005, increased product liability expenses resulted in a further increase in cost of products sold.

      Gross profit as a percentage of net sales was 22.2% for the six month period ended June 30, 2005 as compared to 23.3% in the comparable 2004 period. For the second quarter of 2005, gross profit as a percent of sales increased to 16.4% from 14.6% in the second quarter of 2004. Margin improvement during the three month period ended June 30, 2005 resulted from increased castings sales volume, improved castings manufacturing efficiency and decreased product liability expense partially offset by less efficient firearms production caused by lower rates of production. Gross margin deterioration for the six month period ended June 30, 2005 is primarily due to less efficient firearms production caused by lower rates of production, and increased product liability costs partially offset by the benefits of increased castings sales volume.

      Selling, general and administrative expenses were $5.8 million and $11.5 million for the three and six months ended June 30, 2005, respectively, essentially unchanged from the corresponding 2004 periods.

      Other income-net for the three and six months ended June 30, 2005 was consistent with the corresponding 2004 periods.

      The effective income tax rate of 40.1% in the three months and six months ended June 30, 2005 remained consistent with the income tax rate in the corresponding 2004 periods.

      As a result of the foregoing factors, consolidated net income increased $0.5 million from a loss of $0.5 million for the three months ended June 30, 2004 to a breakeven for the three months ended June 30, 2005, and increased $0.3 million, or 7.7%, from $3.4 million for the six months ended June 30, 2004 to $3.7 million for the six months ended June 30, 2005.

Financial Condition

OPERATIONS

      At June 30, 2005, the Company had cash, cash equivalents and short-term investments of $33.1 million, working capital of $90.0 million and a current ratio of 5.9 to 1.

      Cash provided by operating activities was $6.9 million and $4.5 million for the six months ended June 30, 2005 and 2004, respectively. The increase in cash provided is principally a result of decreases in accounts receivable and prepaid expenses during the first six months of 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

      Until November 30, 2004, the Company followed a common industry practice of offering a "dating plan" to its firearms customers on selected products, which allowed the customer to buy the products commencing in December, the start of the Company's marketing year, and pay for them on extended terms. Discounts were offered for early payment. The dating plan provided a revolving payment plan under which payments for all shipments made during the period December through February were made by April 30. Shipments made in subsequent months were paid for within a maximum of 120 days. On December 1, 2004, the Company modified the payment terms on these selected products whereby payment is now due 45 days after shipment. Discounts are offered for early payment. Dating plan receivable balances were $5.9 million at June 30, 2005 compared to $6.2 million at June 30, 2004.

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

INVESTING AND FINANCING

      Capital expenditures during the six months ended June 30, 2005 totaled $1.7 million. For the past two years capital expenditures averaged approximately $1.3 million per quarter. In 2005, the Company expects to spend approximately $6 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations.

      For the six months ended June 30, 2005 dividends paid totaled $5.4 million. This amount reflects a quarterly dividend of $.10 per share paid in March and June 2005. On July 26, 2005, the Company declared a quarterly dividend of $.10 per share payable on September 15, 2005. Future dividends depend on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company's need for funds.

      Historically, the Company has not required external financing. Based on its cash flow and unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing through 2005.

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

      Until November 30, 1998, the "Brady Law" mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the "Brady Law" has not had a significant effect on the Company's sales of firearms, nor does it anticipate any impact on sales in the future. The "Crime Bill" took effect on September 13, 1994, but none of the Company's products were banned as so-called "assault weapons." To the contrary, all the Company's then- manufactured commercially-sold long guns were exempted by name as "legitimate sporting firearms." This ban expired by operation of law on September 13, 2004. The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

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

      The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On October 19, 2004, the D.C. Court of Appeals vacated the court's judgment, which dismissed the city's claim against firearms manufacturers but let stand certain individuals' claims against the manufacturers of firearms allegedly used in criminal assaults against plaintiffs under the Washington, D.C. "Strict Liability Act," subject to proof of causation. The appellate court in an en banc hearing unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing "strict liability" for manufacturers of "machine guns." Based on present information, none of the Company's products have been identified with any of the criminal assaults which form the basis of the individual claims. It is uncertain whether any further appeal will be pursued.

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

Adjustments to Critical Accounting Policies

      The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company's Annual Report on Form 10-K filed on March 15, 2005, or the judgment affecting the application of those estimates and assumptions.

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

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

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

      The Company has reported all cases instituted against it through March 31, 2005, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

      No cases were formally instituted against the Company during the three months ended June 30, 2005, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.

      During the three months ended June 30, 2005, one previously reported case was settled.

Case Name                 Jurisdiction
---------                 ------------
  Leabo                     Arizona

      The settlement amount was within the limits of its self-insurance coverage or self-insurance retention.

      In the previously reported Washington, D.C. municipal case, the appellate court in an en banc hearing unanimously dismissed all negligence and public nuisance claims. The court let stand individual claims based upon a Washington, D.C. act imposing "strict liability" for manufacturers of "machine guns." Based on present information, none of the Company's products have been identified with any of the criminal assaults which form the basis of the individual claims. It is uncertain whether any further appeals will be pursued.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 2005 Annual Meeting of the Stockholders of the Company was held on May 3, 2005. The table below sets forth the results of the votes taken at the 2005 Annual Meeting:

1. Election of Directors         Votes For                   Votes Withheld
------------------------         ----------                  --------------
William B. Ruger, Jr.            25,401,399                      417,615
Stephen L. Sanetti               25,404,343                      414,671
Richard T. Cunniff               25,364,554                      454,460
Townsend Hornor                  25,364,329                      454,685
John M. Kingsley, Jr.            23,857,699                    1,961,315
James E. Service                 25,372,044                      446,970

2.       Ratification of KPMG LLP as Auditors for 2005

 Votes For                  Votes Against            Votes Withheld
----------                  -------------            --------------
25,504,401                    250,288                   64,325

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS

      (a)   Exhibits:

            31.1 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STURM, RUGER & COMPANY, INC.

     Date: July 29, 2005                /S/ THOMAS A. DINEEN
                                        -------------------------------------
                                        Thomas A. Dineen
                                        Principal Financial Officer,
                                        Treasurer and Chief Financial Officer