Form 10-Q
period 2005-09-30
STURM RUGER & CO INC
filed 2005-11-02
CIK 95029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_______________ to _______________

                         Commission file number 1-10435

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   06-0633559
---------------------------------------          -------------------------------
 (State or other jurisdiction of                    (I.R.S. employer
 incorporation or organization)                   identification no.)

   Lacey Place, Southport, Connecticut                        06890
---------------------------------------          -------------------------------
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

      The number of shares outstanding of the issuer's common stock as of October 31, 2005: Common Stock, $1 par value - 26,910,720.

                                      INDEX

                          STURM, RUGER & COMPANY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed balance sheets -- September 30, 2005 and December 31, 2004          3

         Condensed statements of income--Three months ended September 30, 2005 and
         2004; Nine months ended September 30, 2005 and 2004                           5

         Condensed statements of cash flows--Nine months ended September 30, 2005      6
         and 2004

         Notes to condensed financial statements -- September 30, 2005                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                   14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   20

Item 4.  Controls and Procedures                                                      21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                            22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                  22

Item 3.  Defaults Upon Senior Securities                                              22

Item 4.  Submission of Matters to a Vote of Security Holders                          22

Item 5.  Other Information                                                            22

Item 6.  Exhibits                                                                     23

SIGNATURES                                                                            24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
       STURM, RUGER & COMPANY, INC.

       CONDENSED BALANCE SHEETS
         (Dollars in thousands, except per share data)

                                                      September 30,  December 31,
                                                          2005          2004
                                                      -------------  ------------
                                                                       (Note)
ASSETS

Current Assets
   Cash and cash equivalents                          $       3,295  $      4,841
   Short-term investments                                    18,447        28,430
   Trade receivables, less allowances for
       doubtful accounts ($373 and $373) and
       discounts ($697 and $555)                             19,600        16,082
   Inventories:
       Finished products                                     11,591        13,289
       Materials and products in process                     41,158        36,230
                                                      -------------  ------------
                                                             52,749        49,519
                                                      -------------  ------------
   Deferred income taxes                                      6,179         6,445
   Prepaid expenses and other current assets                  5,306         4,383
                                                      -------------  ------------
                                Total current assets        105,576       109,700

Property, plant and equipment                               162,119       160,434
       Less allowances for depreciation                    (136,041)     (132,860)
                                                      -------------  ------------
                                                             26,078        27,574
Deferred income taxes                                           833         1,178
Other assets                                                  8,788         8,489
                                                      -------------  ------------
Total Assets                                          $     141,275  $    146,941
                                                      =============  ============

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

    STURM, RUGER & COMPANY, INC.

    CONDENSED BALANCE SHEETS
     (Dollars in thousands, except per share data)

                                                       September 30,   December 31,
                                                           2005            2004
                                                       -------------   ------------
                                                                          (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable and accrued expenses          $       4,594   $      5,281
  Product liability                                            1,584          1,968
  Employee compensation and benefits                           6,402          5,868
  Workers' compensation                                        5,433          5,387
  Income taxes                                                   910            768
                                                       -------------   ------------
                            Total current liabilities         18,923         19,272

Accrued pension liability                                      6,465          6,337
Product liability accrual                                      1,092          1,164
Contingent liabilities - Note 8                                    -              -

Stockholders' Equity
  Common Stock, non-voting, par value $1:
      Authorized shares 50,000; none issued                        -              -
  Common Stock, par value $1: Authorized shares -
      40,000,000; issued and outstanding 26,910,700           26,911         26,911
  Additional paid-in capital                                   2,508          2,508
  Retained earnings                                           95,651        101,024
  Accumulated other comprehensive income (loss)              (10,275)       (10,275)
                                                       -------------   ------------
Total Stockholders' Equity                                   114,795        120,168
                                                       -------------   ------------
Total Liabilities and Stockholders' Equity             $     141,275   $    146,941
                                                       =============   ============

Note:

      The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

      See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                         2005      2004         2005     2004
                                       ------------------    -----------------
Firearms sales                         $29,006   $ 29,063    $96,826   $92,798
Castings sales                           6,084      6,317     16,918    15,531
                                       -------   --------    -------   -------

Net sales                               35,090     35,380    113,744   108,329

Cost of products sold                   30,190     30,382     91,351    86,358
                                       -------   --------    -------   -------
         Gross profit                    4,900      4,998     22,393    21,971

Expenses:
     Selling                             4,841      4,504     13,051    12,519
     General and administrative          1,729      1,410      4,991     4,747
                                       -------   --------    -------   -------
                                         6,570      5,914     18,042    17,266
                                       -------   --------    -------   -------
Operating income(loss)                  (1,670)      (916)     4,351     4,705

Gain on sale of real estate                  0        874          0       874
Other income-net                            35          9        156        92
                                       -------   --------    -------   -------
     Total other income                     35        883        156       966
                                       -------   --------    -------   -------

     Income(loss) before income taxes   (1,635)       (33)     4,507     5,671

Income taxes (benefit)                    (656)       (13)     1,807     2,274
                                       -------   --------    -------   -------

                   Net income(loss)    $  (979)  $    (20)   $ 2,700   $ 3,397
                                       =======   ========    =======   =======

Earnings(loss) per share
         Basic                         $ (0.04)  $   0.00    $  0.10   $  0.13
                                       =======   ========    =======   =======
         Diluted                       $ (0.04)  $   0.00    $  0.10   $  0.13
                                       =======   ========    =======   =======

Cash dividends per share               $  0.10   $   0.10    $  0.30   $  0.50
                                       =======   ========    =======   =======

Average shares outstanding
         Basic                          26,911     26,911     26,911    26,911
                                       =======   ========    =======   =======
         Diluted                        26,911     26,911     26,911    26,940
                                       =======   ========    =======   =======

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                                Nine Months Ended September 30,
                                                                                    2005             2004
                                                                                ------------      ----------
Cash Used by Operating Activities                                                 ($    680)      ($    572)

Investing Activities
   Property, plant and equipment additions                                           (2,777)         (4,297)
   Purchases of short-term investments                                              (91,412)        (95,712)
   Proceeds from maturities of short-term investments                               101,396         112,811
   Proceeds from sale of real estate                                                      0           1,580
                                                                                  ---------       ---------
                    Cash provided by investing activities                             7,207          14,382
                                                                                  ---------       ---------

Financing Activities
   Dividends paid                                                                    (8,073)        (13,455)
                                                                                  ---------       ---------
                                 Cash used by financing activities                   (8,073)        (13,455)
                                                                                  ---------       ---------

Increase (decrease) in cash and cash equivalents                                     (1,546)            355

              Cash and cash equivalents at beginning of period                        4,841           3,446
                                                                                  ---------       ---------

                     Cash and cash equivalents at end of period                    $  3,295        $  3,801
                                                                                  =========       =========

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2005

NOTE 1 -- BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

      In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

      Principles of Consolidation: The financial statements have been prepared from the Company's books and records and include all of the Company's accounts. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances may have been reclassified to conform with current year presentation.

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

                                              Three Months Ended September 30,     Nine Months Ended September 30,
                                              --------------------------------     -------------------------------
                                                     2005        2004                      2005       2004
                                                    ------      ------                   -------    -------
Net Income(loss):
    As reported                                     ($ 979)     ($  20)                  $ 2,700    $ 3,397
    Deduct: Employee compensation expense
      determined under fair value method,
      net of tax                                        (7)         (5)                      (16)       (24)
                                                    ------      ------                   -------    -------
    Pro forma                                       ($ 986)     ($  25)                  $ 2,684    $ 3,373
                                                    ======      ======                   =======    =======
Basic Earnings(loss) per Share:
    As reported                                     ($0.04)     ($0.00)                  $  0.10    $  0.13
    Pro forma                                       ($0.04)     ($0.00)                  $  0.10    $  0.13
                                                    ======      ======                   =======    =======
Diluted Earnings(loss) per Share:
    As reported                                     ($0.04)     ($0.00)                  $  0.10    $  0.13
    Pro forma                                       ($0.04)     ($0.00)                  $  0.10    $  0.13
                                                    ======      ======                   =======    =======

      The fair value of stock-based compensation expense was computed using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 8.0%, expected volatility of 34.3%, risk free rate of return of 2.0%, and expected lives of 5 years. The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different. On August 1, 2005, a total of 40,000 stock options were issued to two new non-employee directors of the Company.

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

NOTE 4 -- INCOME TAXES

      The Company's 2005 and 2004 effective tax rate differs from the statutory tax rate due to state income taxes. Total income tax payments during the nine months ended September 30, 2005 and 2004 were $3.1 million and $2.6 million, respectively.

NOTE 5 -- PENSION PLANS

      The Company sponsors two defined benefit pension plans which cover substantially all employees. A third defined benefit plan is non-qualified and covers certain executive officers of the Company. The estimated cost of these plans is summarized below:

                                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                                    --------------------------------    -------------------------------
                                                          2005        2004                    2005          2004
                                                         ------      ------                  -------      --------
Service cost                                             $  332      $  210                  $   997      $    947

Interest cost                                               677         421                    2,032         1,892

Expected return on plan assets                             (795)       (453)                  (2,387)       (2,031)

Amortization of prior service cost                           70          82                      211           363

Recognized actuarial gains                                  185         109                      555           485
                                                         ------      ------                  -------      --------

     Net periodic pension cost                           $  469      $  369                  $ 1,408      $  1,656
                                                         ======      ======                  =======      ========

NOTE 6 -- BASIC AND DILUTED EARNINGS PER SHARE

      Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. For the three months ended September 30, 2005 and 2004, the treasury stock method would have been antidilutive, therefore the weighted average number of common shares were used for these periods' diluted earnings per share calculation. This resulted in diluted weighted-average shares outstanding for the three and nine months ended September 30, 2005 and 2004 of 26,911,000 and 26,911,000, and 26,911,000 and 26,940,000, respectively.

NOTE 7 -- COMPREHENSIVE INCOME

      As there were no non-owner changes in equity during the first nine months of 2005 and 2004, total comprehensive income(loss) equals net income(loss) for the three and nine months ended September 30, 2005 and 2004, or ($1.0) million and ($0.0) million, and $2.7 million and $3.4 million, respectively.

NOTE 8 -- CONTINGENT LIABILITIES

      As of September 30, 2005, the Company is a defendant in approximately 6 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

            (i) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories; and

            (ii) those brought by cities, municipalities, counties, and individuals against firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

      On September 26, 2005, the Cleveland municipal lawsuit was dismissed due to Cleveland's failure to prosecute the case. Cleveland has until January 23, 2006 to re-file the case.

      The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On October 19, 2004, the D.C. Court of Appeals vacated the court's judgment, which dismissed the city's claim against firearms manufacturers but let stand certain individuals' claims against the manufacturers of firearms allegedly used in criminal assaults against plaintiffs under the Washington, D.C. "Strict Liability Act," subject to proof of causation. The appellate court in an en banc hearing unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing "strict liability" for manufacturers of "machine guns." Based on present information, none of the Company's products have been identified with any of the criminal assaults which form the basis of the individual claims. The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case has been remanded to the trial court for further proceedings.

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. New York City case is presently scheduled to begin trial in November, 2005.

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

      Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress. It passed the House by a 2-to-1 bipartisan majority and had over 54 co-sponsors in the Senate. It was considered by the Senate in February 2004, but failed to gain final passage after it was encumbered with numerous non-germane amendments. It was reintroduced in early 2005, and Senate hearings were held in March 2005. The "Protection of Lawful Commerce in Arms Act" was passed by the U.S. Senate by a 2-to-1 margin in August, 2005. On October 20, 2005, the House passed this act with a bipartisan vote of 283-144, and this bill was signed by President Bush on October 26, 2005. Motions to dismiss the remaining cases will be filed when timely, based upon this new law.

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

      A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $1.6 million at September 30, 2005, is set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

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

      The Company has reported all cases instituted against it through June 30, 2005 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

NOTE 9--RELATED PARTY TRANSACTIONS

      For the three and nine months ended September 30, 2005 and 2004, the Company paid Newport Mills, of which William B. Ruger, Jr., Chairman and Chief Executive Officer of the Company, is the sole proprietor, $60,750 and $182,250, and $60,750 and $182,250, respectively, for storage rental and office space.

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

                                        Three Months Ended September 30,       Nine Months Ended September 30,
                                        -------------------------------        -------------------------------
                                            2005                2004              2005               2004
                                        -----------          ----------        ----------          -----------
Net Sales

     Firearms                            $   29,006          $  29,063         $   96,826          $  92,798
     Castings
          Unaffiliated                        6,084              6,317             16,918             15,531
          Intersegment                        5,123              3,695             13,794             11,694
                                         ----------          ---------         ----------          ---------
                                             11,207             10,012             30,712             27,225
     Eliminations                            (5,123)            (3,695)           (13,794)           (11,694)
                                         ----------          ---------         ----------          ---------
                                         $   35,090          $  35,380         $  113,744          $ 108,329
                                         ==========          =========         ==========          =========
Income (Loss) Before
Income Taxes

     Firearms                                (1,510)         $     307         $    4,660          $   8,368
     Castings                                  (367)            (1,375)              (704)            (3,686)
     Corporate                                  242              1,035                551                989
                                         ----------          ---------         ----------          ---------
                                         ($   1,635)         ($     33)        $    4,507          $   5,671
                                         ==========          =========         ==========          =========

                           September 30,    December 31,
                               2005            2004
                           ------------     ------------
Identifiable Assets
     Firearms              $    79,119      $     77,049
     Castings                   21,869            19,581
     Corporate                  40,287            50,311
                           -----------      ------------
                           $   141,275      $    146,941
                           ===========      ============

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

      Consolidated net sales of $35.1 million were achieved by the Company for the three months ended September 30, 2005. This represents a decrease of 0.8% from 2004 consolidated net sales of $35.4 million. Sales for the nine month period ended September 30, 2005 were $113.7 million, an increase of $5.4 million or 5.0% over sales of $108.3 million in the comparable 2004 period.

      Firearms segment net sales decreased by $0.1 million, or 0.2%, in the third quarter of 2005 to $29.0 million from $29.1 million in the third quarter of the prior year. For the nine months ended September 30, 2005, firearms segment net sales increased by $4.0 million, to $96.8 million from $92.8 million in the corresponding 2004 period. Firearms unit shipments decreased 12.8% for the three-month period ended September 30, 2005 and increased 0.1% for the nine-month period ended September 30, 2005 from the comparable 2004 periods. For the quarter ended September 30, 2005, shipments of revolvers, rifles, and pistols were below the third quarter of 2004, while shotgun shipments exceeded 2004. Production issues, principally those affecting new revolver and rifle models, significantly curtailed new revolver and rifle shipments during the quarter ended September 30, 2005. The decline in rifle shipments was mitigated by a dealer-driven rebate program for M77 bolt-action rifles in effect in August and September of 2005. The increase in shotgun shipments during the quarter reflected greater availability of the side-by-side model. Change in overall product mix from lower priced products to higher priced products and pricing increases resulted in a lesser decrease in sales versus unit shipments for the quarter ended September 30, 2005.

      For the nine-month period ended September 30, 2005, shipments of pistols and shotguns increased compared to 2004, while shipments of revolvers and rifles declined from 2004. The increase in shipments of pistols for the nine months ended September 30, 2005 was attributable to the popularity of the new Ruger MKIII rimfire and Ruger P345 centerfire models, while the increase in shotguns for the nine months ended September 30, 2005 reflected greater availability of the side-by-side model. The decrease in revolvers and rifles was due, in part, to the aforemen-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

tioned production issues related to revolvers and rifles. The decrease in rifle shipments was partially offset by the aforementioned dealer-driven rebate program for M77 bolt-action rifles in effect in August and September of 2005 and a dealer-driven rebate program for 10/22 rifles in effect in May and June of 2005. Change in overall product mix from lower priced products to higher priced products and pricing increases resulted in a greater increase in sales versus unit shipments for the nine months ended September 30, 2005.

      Casting segment net sales decreased by $0.2 million or 3.7% to $6.1 million for the three month period ended September 30, 2005 from the three month period ended September 30, 2004 due to decreased demand for steel castings. For the nine month period ended September 30, 2005, casting segment net sales increased 9.0% or $1.4 million to $16.9 million, reflecting an increase in demand for titanium castings. Increased sales were primarily generated from existing customers in a variety of industries.

      Consolidated cost of products sold for the three and the nine months ended September 30, 2005 were $30.2 million and $91.4 million, respectively, compared to $30.4 million and $86.4 million for the three and nine months ended September 30, 2004, representing a decrease of 0.6% and an increase of 5.8%, respectively. The slight decrease for the quarter ended September 30, 2005 is attributable to improved operating efficiencies in the castings segment, largely offset by increased unitary overhead expenses resulting from a reduction in firearms production volume caused in part by production issues, principally those affecting new revolver and rifle models, and increased product liability costs. For the nine month period ended September 30, 2005, the increase in cost was attributable to increased firearms and castings sales, the aforementioned increased unitary overhead expenses in the firearms segment and increased product liability costs.

      For the third quarter of 2005, gross profit as a percent of sales decreased to 14.0% from 14.1% in the third quarter of 2004. Gross profit as a percentage of net sales was 19.7% for the nine month period ended September 30, 2005 as compared to 20.3% in the comparable 2004 period. Gross margin deterioration for quarter ended September 30, 2005 was primarily due to less efficient firearms production caused by lower rates of production and increased product liability costs, partially offset by improved castings manufacturing efficiency. Margin deterioration during the nine month period ended September 30, 2005 resulted from less efficient firearms production caused by lower rates of production and increased product liability expense, partially offset by the benefits of increased castings sales volume and improved castings manufacturing efficiency.

      Selling, general and administrative expenses of $6.6 million and $18.0 million for the three and nine months ended September 30, 2005, respectively, increased 11.1% and 4.5% from the corresponding periods of 2004. The increases for both the three and nine months periods ended September 30, 2005 were primarily attributable to increased personnel related expenses, and additional firearm promotional and advertising expenses.

      Other income decreased by $0.8 million for both the three and nine months ended September 30, 2005. Included in other income for the three and nine months ended September 30, 2004 is a $0.9 million gain from the sale of the property and building that housed the Company's Uni-Cast division prior to its sale in 2000.

      The effective income tax rate of 40.1% in the three months and nine months ended September 30, 2005 remained consistent with the income tax rate in the corresponding 2004 periods.

      As a result of the foregoing factors, consolidated net income decreased $1.0 million for the three months ended September 30, 2005 from a breakeven for the three months ended September 30, 2004, and decreased $0.7 million, or 20.5%, from $3.4 million for the nine months ended September 30, 2004 to $2.7 million for the nine months ended September 30, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

Financial Condition

OPERATIONS

      At September 30, 2005, the Company had cash, cash equivalents and short-term investments of $21.7 million, working capital of $86.7 million and a current ratio of 5.6 to 1.

      Cash used by operating activities was $0.7 million and $0.6 million for the nine months ended September 30, 2005 and 2004, respectively. The cash usage in operations resulted from net income and non-cash expenses being offset by unfavorable fluctuations in operating accounts, principally increases in accounts receivable and inventory.

      Until November 30, 2004, the Company followed a common industry practice of offering a "dating plan" to its firearms customers on selected products, which allowed the customer to buy the products commencing in December, the start of the Company's marketing year, and pay for them on extended terms. Discounts were offered for early payment. The dating plan provided a revolving payment plan under which payments for all shipments made during the period December through February were made by April 30. Shipments made in subsequent months were paid for within a maximum of 120 days. On December 1, 2004, the Company modified the payment terms on these selected products whereby payment is now due 45 days after shipment. Discounts are offered for early payment. Dating plan receivable balances were $10.4 million at September 30, 2005 compared to $3.7 million at September 30, 2004. The increase in the dating plan receivable balance at September 30, 2005 is principally attributable to extended payment terms offered in connection with the dealer-driven rebate program for M77 bolt-action rifles in effect in August and September of 2005.

      The Company purchases its various raw materials from a number of suppliers. There is, however, a limited supply of these materials in the marketplace at any given time which can cause the purchase prices to vary based upon numerous market factors. The Company believes that it has adequate quantities of raw materials in inventory to provide ample time to locate and obtain additional items at a reasonable cost without interruption of its manufacturing operations. However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials can not be obtained, the Company's manufacturing processes could be interrupted and the Company's financial condition or results of operations could be materially adversely affected.

INVESTING AND FINANCING

      Capital expenditures during the nine months ended September 30, 2005 totaled $2.8 million. For the past two years capital expenditures averaged approximately $1.4 million per quarter. In 2005, the Company expects to spend approximately $5 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

      For the nine months ended September 30, 2005 dividends paid totaled $8.1 million. This amount reflects a quarterly dividend of $.10 per share paid in March, June and September 2005. On October 20, 2005, the Company suspended its quarterly dividend that would have been paid on December 15, 2005. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company's need for funds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

      Historically, the Company has not required external financing. Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate any need for external financing for the next twelve months.

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

      On September 26, 2005, the Cleveland municipal lawsuit was dismissed due to Cleveland's failure to prosecute the case. Cleveland has until January 23, 2006 to re-file the case.

      The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On October 19, 2004, the D.C. Court of Appeals vacated the court's judgment, which dismissed the city's claim against firearms manufacturers but let stand certain individuals' claims against the manufacturers of firearms allegedly used in criminal assaults against plaintiffs under the Washington, D.C. "Strict Liability Act," subject to proof of causation. The appellate court in an en banc hearing unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing "strict liability" for manufacturers of "machine guns." Based on present information, none of the Company's products have been identified with any of the criminal assaults which form the basis of the individual claims. The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case has been remanded to the trial court for further proceedings.

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. New York City case is presently scheduled to begin trial in November, 2005.

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

      Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above, and similar federal legislation has been introduced in the U.S. Congress. It passed the House by a 2-to-1 bipartisan majority and had over 54 co-sponsors in the Senate. It was considered by the Senate in February 2004, but failed to gain final passage after it was encumbered with numerous non-germane amendments. It was reintroduced in early 2005, and Senate hearings were held in March 2005. The "Protection of Lawful Commerce in Arms Act" was passed by the U.S. Senate by a 2-to-1 margin in August, 2005. On October 20, 2005, the House passed this act with a bipartisan vote of 283-144, and this bill was signed by President Bush on October 26, 2005. Motions to dismiss the remaining cases will be filed when timely, based upon this new law.

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

      The valuation of the future defined benefit pension obligations at December 31, 2004 indicated that these plans were underfunded. While this estimation has no bearing on the actual funded status of the pension plans, it resulted in a cumulative other comprehensive loss of $10.3 million on the Company's balance sheet at December 31, 2004.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The nature of the legal proceedings against the Company is discussed at
Note 8 of the notes to the condensed financial statements in this Form 10-Q report, which is incorporated herein by reference.

      The Company has reported all cases instituted against it through June 30, 2005, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

      One case was formally instituted against the Company during the three months ended September 30, 2005, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.

      Arnold v. Company (PA) in the Court of Common Pleas of Philadelphia County. The complaint alleges that the plaintiff's decedent was fatally wounded during gang violence by a gang member using a Ruger KP97 pistol.

      During the three months ending September 30, 2005, no previously reported cases were settled.

      In the previously reported Washington, D.C. municipal case, the appellate court in an en banc hearing unanimously dismissed all negligence and public nuisance claims. The court let stand individual claims based upon a Washington, D.C. act imposing "strict liability" for manufacturers of "machine guns." Based on present information, none of the Company's products have been identified with any of the criminal assaults which form the basis of the individual claims. The defendants, including the Company, filed a petition for a writ of certiorari seeking an appeal to the United States Supreme Court challenging the constitutionality of the Washington, D.C. act. The writ was denied and the case has been remanded to the trial court for further proceedings.

      The United States District Court dismissed the previously reported Cleveland case on its own motion because it had been dormant since December, 2001. Plaintiffs have until January 23, 2006 to re-file.

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

              31.1  Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant
                       to Section 302 of the Sarbanes-Oxley Act of 2002

              31.2  Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant
                       to Section 302 of the Sarbanes-Oxley Act of 2002

              32.1  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32.2  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          STURM, RUGER & COMPANY, INC.

             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STURM, RUGER & COMPANY, INC.
                                   ---------------------------------------------

Date: November 1, 2005             /s/ THOMAS A. DINEEN
                                   ---------------------------------------------
                                   Thomas A. Dineen
                                   Principal Financial Officer,
                                   Treasurer and Chief Financial Officer