Form 10-K/A
period 2004-12-31
STURM RUGER & CO INC
filed 2006-04-28
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________
Commission File Number 0-4776
STURM, RUGER & COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-0633559 (I.R.S. Employer Identification No.)

Lacey Place, Southport, Connecticut (Address of Principal Executive Offices)	06890 (Zip Code)
(203) 259-7843
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $1 par value	Name of Each Exchange on Which Registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [☑].
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004:
Common Stock, $1 par value — $254,465,700
The number of shares outstanding of the registrant’s common stock as of March 1, 2005:
Common Stock, $1 par value — 26,910,720 shares
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I and II (Items 1 through 9A) of this Report.
Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2005 are incorporated by reference into Part III (Items 10 through 14) of this Report.

EXPLANATORY NOTE
On March 14, 2006, Sturm, Ruger & Company, Inc. (“Company”) filed its Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements to correct an error related to the calculation of the LIFO index as of December 31, 2004. This Amendment No. 1 to Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“Original Filing”), filed on March 15, 2005.
Except as required to reflect the effects of the restatement for the item above, no additional modifications or updates in this Amendment have been made to the Original Filing on Form 10-K. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This amendment does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in the Amendment. Accordingly, this Amendment only amends and restates Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications of the President and Chief Executive Officer and Treasurer and Chief Financial Officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our President and Chief Executive Officer and Treasurer and Chief Financial Officer, are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.
In this Annual Report on Form 10-K, the Company makes forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company including lawsuits filed by mayors, attorneys general and other governmental entities and membership organizations, and the impact of future firearms control and environmental legislation, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.
PART I
ITEM 1—BUSINESS
Company Overview
The Company is principally engaged in the design, manufacture, and sale of firearms and precision investment castings. The Company’s design and manufacturing operations are located in the United States. Substantially all sales are domestic and export sales are insignificant.
The Company is the only U.S. firearms manufacturer which offers products in all four industry product categories: rifles, shotguns, pistols, and revolvers. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market. Investment castings manufactured are of titanium and steel alloys. Investment castings are sold either directly to or through manufacturers’ representatives to companies in a wide variety of industries.
The Company believes that it is the largest U.S. firearms manufacturer, based on data reported in the Bureau of Alcohol, Tobacco and Firearms’ 2001 Annual Firearms Manufacturing and Exportation Report (“BATF Data”). The Company, which has been profitable every year since 1950, believes it has

ITEM 1—BUSINESS (continued)
a preeminent reputation among sportsmen, hunters, and gun collectors for technical innovation and quality construction, based on reports in industry and business publications. The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.
For the years ended December 31, 2004, 2003, and 2002, net sales attributable to the Company’s firearms operations were approximately 86%, 88%, and 86%, respectively, of total net sales. The balance of the Company’s net sales for the aforementioned periods was attributable to its investment castings operations. Further information regarding industry segment data is incorporated by reference to pages 23 and 24 of the Company’s 2004 Annual Report to Stockholders.
Firearms Products
The Company’s firearms, which are sold under the “Ruger” name and trademark, consist of single-shot, autoloading, bolt-action, and lever action rifles in a broad range of hunting calibers; shotguns in three gauges; .22 caliber rimfire autoloading pistols and centerfire autoloading pistols in various calibers; and single-action, double-action, and muzzleloading revolvers in various calibers. The Company manufactures a wide range of high quality products and does not manufacture inexpensive concealable firearms, sometimes known as “Saturday Night Specials,” nor does it commercially-sell any firearm included on the list of “assault weapons” which was part of anti-crime legislation enacted by Congress in 1994 and since expired.
Many of the firearms introduced by the Company over the years have become “classics” which have retained their popularity for decades and are sought by collectors. These firearms include the single-action Single-Six, Blackhawk, and Bearcat revolvers; the double-action Redhawk revolvers; the 10/22 and Mini-14 autoloading, M-77 bolt-action, and Number One Single-Shot rifles; and the Red Label over-and-under shotguns. The Company has supplemented these “classics” with the introduction of new models and variations of existing models, including a line of centerfire autoloading pistols introduced in 1987, three lines of double action revolvers, the SP101, GP100, and Super Redhawk models, as well as a line of lever action rifles introduced in 1997.
The Company’s ongoing commitment to the development and introduction of new models of firearms in appropriate product categories continues to generate new offerings. In 2005, the Company plans to introduce several new offerings, including the Ruger 50th Anniversary Blackhawk single action revolver, a new smaller-framed Ruger Vaquero single action revolver, a new Mark III Hunter pistol, a new Ruger Ranch Rifle, new Ruger Frontier bolt-action rifles, and a new Ruger Super Redhawk Alaskan.
The Company presently manufactures 34 different types of firearm products in four industry categories: rifles, shotguns, pistols, and revolvers. Most are available in several models based upon caliber, finish, barrel length, and other features.
Rifles—A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. The Company presently manufactures fifteen different types of rifles: the M77 Mark II, the M77 Mark II Magnum, the 77/17, the 77/22, the 77/44, the 10/22, the Model 96/22, the Model 96/44, the Model 96/17, the Mini-14 Ranch Rifle, the Mini Thirty Ranch Rifle, the Ruger Carbine, the Deerfield Carbine (99/44), and the No. 1 Single-Shot. Sales of rifles by the Company accounted for approximately $61.1 million, $61.3 million, and $69.1 million, of revenues for the years 2004, 2003 and 2002, respectively.
Shotguns—A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. The Company presently manufactures two different types of shotguns: the Red Label over and under shotgun available in 12, 20, and 28 gauge and the Gold Label side-by-side shotgun in 12 gauge. Most of the Red

ITEM 1—BUSINESS (continued)
Label models are available in special Sporting Clays, English Field, All-Weather and engraved versions. Sales of shotguns by the Company accounted for approximately $6.8 million, $5.1 million, and $6.0 million of revenues for the years 2004, 2003 and 2002, respectively.
Pistols—A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The Company presently manufactures three different types of pistols: the Ruger Mark III .22 caliber in Standard, Competition, and Target models, the Ruger 22/45, and the P-Series centerfire autoloading pistols in various calibers, configurations, and finishes. Sales of pistols by the Company accounted for approximately $24.8 million, $26.4 million, and $25.8 million of revenues for the years 2004, 2003 and 2002, respectively.
Revolvers—A revolver is a handgun which has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. The Company presently manufactures ten different types of single-action revolvers in a variety of calibers, configurations, and finishes: the New Model Single-Six, the New Model .32 Magnum Super Single-Six, the New Model Blackhawk, the New Model Super Blackhawk, the Vaquero, the Ruger Bisley, the Old Army Cap & Ball, the New Bearcat, the Bisley Vaquero, Single-Six, Super Blackhawk, and Bisley Hunter revolvers. The Company presently manufactures four different types of double-action revolvers: the SP101, the GP100, the Redhawk, and the Super Redhawk. Sales of revolvers by the Company accounted for approximately $27.2 million, $33.8 million, and $34.3 million of revenues for the years 2004, 2003, and 2002, respectively.
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
The Ruger Investment Casting Division of the Company located in Prescott, Arizona (“RIC-Prescott Division”) engineers and produces titanium and ferrous castings. The Ruger Investment Casting Division of the Company located in Newport, New Hampshire (“RIC-Newport Division”) (formerly known as Pine Tree Castings) engineers and produces ferrous castings for a wide range of commercial customers.
Net sales attributable to the Company’s investment casting operations (excluding intercompany transactions) accounted for approximately $20.7 million, $17.4 million, and $21.8 million, or 14%, 12%, and 14% of the Company’s total net sales for 2004, 2003, and 2002, respectively.
Manufacturing
Firearms—The Company produces most rifles, and all shotguns and revolvers at the Newport, New Hampshire facility. Some rifles and all pistols are produced at the Prescott, Arizona facility.

ITEM 1—BUSINESS (continued)
Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company’s castings facilities through a process known as precision investment casting. See “Manufacturing-Investment Castings” for a description of the investment casting process. The Company initiated the use of this process in the production of component parts for firearms in 1953 and believes that its widespread use of investment castings in the firearms manufacturing process is unique among firearms manufacturers. The Company believes that the investment casting process provides greater design flexibility and results in component parts which are generally close to their ultimate shape and, therefore, require less machining. Through the use of investment castings, the Company is able to produce durable and less costly component parts for its firearms.
Third parties supply the Company with various raw materials for its firearms, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle and shotgun stocks, various synthetic products and other component parts. These raw materials and component parts are readily available from multiple sources at competitive prices. However, if market conditions result in a significant and prolonged increase of certain prices, the Company believes that it could have a material long-term adverse effect on the Company and may have a material impact on the Company’s financial results for a particular period. One component part, an aluminum casting used in the manufacture of certain models of pistols, is purchased from only one third party and may not be readily available from other sources immediately.
All assembly, inspection, and testing of firearms manufactured by the Company is performed at the Company’s manufacturing facilities. Every firearm, including every chamber of every revolver manufactured by the Company, is test-fired prior to shipment.
Investment Castings—The Company manufactures all of its precision investment castings products at one of its two operating investment casting foundries. To produce a product by the investment casting method, a wax model of the part is created and coated (“invested”) with several layers of ceramic material. The shell is then heated to melt the interior wax which is poured off, leaving a hollow mold. To cast the desired part, molten metal is poured into the mold and allowed to cool and solidify. The mold is then broken off to reveal a near net shape cast metal part.
All of the titanium investment castings and some of the ferrous investment castings products are manufactured by the Company’s RIC-Prescott Division. This facility is one of the largest investment castings facilities in the Southwest.
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
The Company’s RIC-Newport Division manufactures ferrous investment castings.
In 2004, the Company relocated two titanium furnaces from RIC-Prescott Division to a currently non-manufacturing facility in New Hampshire, with the plan of establishing an additional foundry in 2005.
Raw materials including wax, ceramic material, and metal alloys necessary for the production of investment cast products are supplied to the Company through third parties. The Company believes that these raw materials are readily available from multiple sources at competitive prices. However, if

ITEM 1—BUSINESS (continued)
market conditions result in a significant and prolonged increase of certain prices, the Company believes that it could have a material long-term adverse effect on the Company and may have a material impact on the Company’s financial results for a particular period.
Marketing and Distribution
Firearms—The Company’s firearms are primarily marketed through a network of selected licensed independent wholesale distributors who purchase the products directly from the Company. They resell to Federally-licensed retail firearms dealers who in turn resell to legally authorized end-users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 15 distributors service the domestic commercial market, with an additional 12 distributors servicing the domestic law enforcement market and two distributors servicing the Canadian market. Four of the Company’s distributors service both the domestic commercial market and the domestic law enforcement market. AcuSport Corporation accounted for approximately 12%, 19%, and 17% of net firearms sales and 10%, 17%, and 15% of consolidated net sales in 2004, 2003, and 2002, respectively. Jerry’s Sport Center accounted for approximately 13% and 12% of the Company’s net sales of firearms and 11% and 11% of consolidated net sales in 2004 and 2003, respectively. Sports South Corporation accounted for approximately 13% of net firearms sales and 11% of consolidated net sales in 2004. The Company employs four employees and one independent contractor who service these distributors and call on dealers and law enforcement agencies. Because the ultimate demand for the Company’s firearms comes from end-users, rather than from the Company’s distributors, the Company believes that the loss of any distributor would not have a material long-term adverse effect on the Company, but may have a material impact on the Company’s financial results for a particular period. The Company considers its relationships with its distributors to be satisfactory.
The Company also exports its firearms through a network of selected commercial distributors and directly to certain foreign customers, consisting primarily of law enforcement agencies and foreign governments. Foreign sales were less than 10% of the Company’s consolidated net sales for each of the past three fiscal years. No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of a government purchaser.
In the fourth quarter of 2004, the Company received annual orders from its distributors for the 2005 marketing year. As of March 1, 2005, unfilled firearms orders were approximately $102 million as compared to approximately $104 million at March 1, 2004.
Most of the firearms manufactured by the Company are sold on terms requiring payment in full within 30 days. However, certain products which are generally used during the Fall hunting season were sold pursuant to a “dating plan” which, in general, allowed the purchasing distributor to buy the products commencing in December, the usual start of the Company’s dating plan year, and pay for them on extended terms. Discounts were offered for early payment. In December, 2004, the Company modified the payment terms on these selected products whereby payment is now due 45 days after shipment. Discounts were offered for early payment. The Company does not consider its overall firearms business to be predictably seasonal; however, sales of certain models of firearms are usually lower in the third quarter of the fiscal year.
Investment Castings—The investment casting segment’s principal markets are commercial, sporting goods, and military. Sales are made directly to customers or through manufacturers’ representatives. The Company produces steel marine propellers, steel and titanium hand tools, and various other products for a number of customers. Sales of titanium golf club heads to Karsten Manufacturing Corporation (the makers of “Ping” products) were $1.2 million and $8.2 in 2003 and 2002, respectively. There were no

ITEM 1—BUSINESS (continued)
shipments to Karsten Manufacturing Corporation in 2004 and no future shipments expected to Karsten Manufacturing Corporation. The Company continues to evaluate the viability and profitability of the commercial castings market.
Competition
Firearms—Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category, such as rifles or pistols, several foreign competitors manufacture products in all four industry categories (rifles, shotguns, pistols, and revolvers). Some of these competitors are subsidiaries of larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete with these competitors. The Company is the only domestic manufacturer which produces firearms in all four industry product categories and believes that it is the largest U.S. firearms manufacturer, according to BATF Data. The principal methods of competition in the industry are product innovation, quality, and price. The Company believes that it can compete effectively with all of its present competitors based upon the high quality, reliability, and performance of its products, and the competitiveness of its pricing.
Investment Castings—There are a large number of investment castings manufacturers, both domestic and foreign, with which the Company competes. Competition varies based on the type of investment castings products (titanium or steel) and the end-use of the product (commercial, sporting goods, or military). Many of these competitors are larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete with these competitors. The principal methods of competition in the industry are quality, price, and production lead time. The Company believes that it can compete effectively with its present domestic competitors. However, it is unknown at this time if the Company can compete with foreign competitors in the long-term.
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
None of the Company’s employees are subject to a collective bargaining agreement. The Company has never experienced a strike during its entire 55-year history and believes its employee relations are satisfactory.
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

ITEM 1—BUSINESS (continued)
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
Environmental Matters
The Company is committed to achieving high standards of environmental quality and product safety, and strives to provide a safe and healthy workplace for its employees and others in the communities in which it operates. The Company has programs in place that monitor compliance with various environmental regulations. However, in the normal course of its manufacturing operations the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. These regulations are integrated into the Company’s manufacturing, assembly, and testing processes. The Company believes that it is generally in compliance with applicable environmental regulations and the outcome of any environmental proceedings and orders will not have a material effect on its business.
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

ITEM 1—BUSINESS (continued)
Leslie M. Gasper has been Secretary of the Company since 1994. Prior to this, she was the Administrator of the Company’s pension plans, a position she held for more than five years prior thereto.
Thomas A. Dineen became Treasurer and Chief Financial Officer on May 6, 2003. Mr. Dineen had been Assistant Controller since 2001. Prior to that, Mr. Dineen had served as Manager, Corporate Accounting since 1997.
Where You Can Find More Information
The Company is a reporting company and is therefore subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and accordingly files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, the Company’s public filings are maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.
The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act accessible free of charge through the Company’s Internet site after the Company has electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.ruger.com. However, such reports may not be accessible through the Company’s website as promptly as they are accessible on the SEC’s website.
Additionally, the Company’s corporate governance materials, including its Board Governance Guidelines; the charters of the Audit, Compensation, and Nominating and Corporate Governance committees, and the Code of Business Conduct and Ethics may also be found under the “Stockholder Relations” section of the Company’s Internet site at www.ruger.com. A copy of the foregoing corporate governance materials are available upon written request of the Corporate Secretary at Sturm, Ruger & Company, Inc., Lacey Place, Southport, Connecticut 06890.
ITEM 2—PROPERTIES
The Company’s manufacturing operations are carried out at two facilities. The following table sets forth certain information regarding each of these facilities:

	Approximate
	Aggregate Usable
	Square Feet	Status	Segment

Newport, New Hampshire	350,000	Owned	Firearms/Castings
Prescott, Arizona	230,000	Leased	Firearms/Castings
Each facility contains enclosed ranges for testing firearms and also contains modern tool room facilities. The lease of the Prescott facility provides for rental payments which approximate real property taxes.

ITEM 2—PROPERTIES (continued)
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
ITEM 3—LEGAL PROCEEDINGS
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

ITEM 3—LEGAL PROCEEDINGS (continued)
The only case against the Company alleging liability for criminal shootings by third-parties to ever be permitted to go before a constitutional jury, Hamilton, et al. v. Accu-tek, et al., resulted in a defense verdict in favor of the Company on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and “industry-wide” liability. The Company and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. In subsequent proceedings involving other defendants, the New York Court of Appeals as a matter of law confirmed that 1) no legal duty existed under the circumstances to prevent or investigate criminal misuses of a manufacturer’s lawfully made products; and 2) liability of firearms manufacturers could not be apportioned under a market share theory. More recently, the New York Court of Appeals on October 21, 2003 declined to hear the appeal from the decision of the New York Supreme Court, Appellate Division, affirming the dismissal of New York Attorney General Eliot Spitzer’s public nuisance suit against the Company and other manufacturers and distributors of firearms. In its decision, the Appellate Division relied heavily on Hamilton in concluding that it was “legally inappropriate,” “impractical,” “unrealistic” and “unfair” to attempt to hold firearms manufacturers responsible under theories of public nuisance for the criminal acts of others.
Of the lawsuits brought by municipalities or a state Attorney General, nineteen have been dismissed. Sixteen of those cases are concluded: Atlanta — dismissal by intermediate Appellate Court, no further appeal; Bridgeport — dismissal affirmed by Connecticut Supreme Court; County of Camden — dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami — dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans — dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia — U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington — dismissed by trial court, no appeal; Boston — voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati — voluntarily withdrawn after a unanimous vote of the city council; Detroit — dismissed by Michigan Court of Appeals, no appeal; Wayne County — dismissed by Michigan Court of Appeals, no appeal; New York State — Court of Appeals denied plaintiff’s petition for leave to appeal the Intermediate Appellate Court’s dismissal, no further appeal; Newark — Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden — dismissed on July 7, 2003, not reopened; Jersey City — voluntarily dismissed and not re-filed; and St. Louis — Missouri Supreme Court denied plaintiffs’ motion to appeal Missouri Appellate Court’s affirmance of dismissal.
The dismissal of the Washington, D.C. lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as “machine guns” under the city’s “strict liability” law. On October 19, 2004, the D.C. Court of Appeals vacated the court’s judgment, which dismissed the city’s claim against firearms manufacturers but let stand certain individuals’ claims against the manufacturers of firearms allegedly used in criminal assaults against plaintiffs under the Washington, D.C. “Strict Liability Act,” subject to proof of causation. A rehearing of the matter en banc by the full Court of Appeals was heard in early 2005, and a decision is pending.
On March 7, 2003, the consolidated California Cities case involving nine cities and three counties was dismissed as to all manufacturer defendants, and plaintiffs appealed on June 9, 2003. The dismissal was affirmed by the California Appeals Court on February 10, 2005.
On November 18, 2004, in the Chicago case, the Illinois Supreme Court affirmed the trial court’s dismissal. The court held that plaintiffs failed to state a claim for public nuisance. At the same time the Chicago lawsuit was dismissed, the court also dismissed the previously reported Young lawsuit, in which plaintiffs sued under the same “public nuisance” theory. Plaintiffs in the Chicago lawsuit filed a motion for reconsideration on December 9, 2004, which was denied on January 24, 2005.

ITEM 3—LEGAL PROCEEDINGS (continued)
The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Cleveland and New York City are open cases and the New York City case is presently scheduled to begin trial in September, 2005.
In the NAACP case, on May 14, 2003, an advisory jury returned a verdict rejecting the NAACP’s claims. On July 21, 2003, Judge Jack B. Weinstein entered an order dismissing the NAACP lawsuit, but this order contained lengthy dicta which defendants believe are contrary to law and fact. Appeals by both sides were filed, but plaintiffs withdrew their appeal. On August 3, 2004, the United States Court of Appeals for the Second Circuit granted the NAACP’s motion to dismiss the defendants’ appeal of Judge Weinstein’s order denying defendants’ motion to strike his dicta made in his order dismissing the NAACP’s case, and the defendants’ motion for summary disposition was denied as moot. The ruling of the Second Circuit effectively confirmed the decision in favor of defendants and brought this matter to a conclusion.
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
For a description of all pending lawsuits against the Company through September 30, 2004, reference is made to the discussion under the caption “Item 3. LEGAL PROCEEDINGS” of the Company’s Annual Reports on Form 10-K for the year ended December 31, 1998, and to the discussion under caption “Item 1. LEGAL PROCEEDINGS” of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995, June 30, and September 30, 1999, March 31 and September 30, 2000.
The nature of the legal proceedings against the Company is discussed at note 6 to this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 3—LEGAL PROCEEDINGS (continued)
One case was formally instituted against the Company during the three months ended December 31, 2004, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.
Farwick v. Company, et al. (OR) in the Circuit Court of Oregon for the County of Clackamas. Plaintiff alleges that his Ruger No.1 rifle, which was loaded with ammunition manufactured by Weatherby, Inc., “exploded” upon firing. Plaintiff has filed a claim against Weatherby, Inc. and the claim against the Company is contingent upon a finding of no defect in the ammunition. Plaintiff seeks compensatory damages.
During the three months ending December 31, 2004, one previously reported case was settled.

Case Name	Jurisdiction

Snyder	Texas
The settlement amount was within the limits of its self-insurance coverage or self-insurance retention.
On October 19, 2004, in the previously reported Washington, D.C. lawsuit, the D.C. Court of Appeals vacated the court’s judgment of April 29, 2004, which dismissed the city’s claim against firearms manufacturers but let stand certain individuals’ claims against the manufacturers of firearms allegedly used in criminal assaults against plaintiffs under the Washington, D.C. “Strict Liability Act,” subject to proof of causation. A rehearing of the matter en banc by the full Court of Appeals was heard on January 11, 2005, and a decision is pending.
On November 18, 2004, in the previously reported Chicago (IL) case, the Illinois Supreme Court affirmed the trial court’s dismissal. The court held that plaintiffs failed to state a claim for public nuisance. On December 9, 2004, plaintiffs filed a motion for reconsideration, which was denied on January 24, 2005.
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
In the previously reported Lemongello (WV) case, no appeal of summary judgment granted in defendants’ favor was filed.
In the previously reported St. Louis (MO) case, the Missouri Court of Appeals had affirmed the trial court’s dismissal and plaintiffs filed a motion to appeal the affirmed dismissal directly to the Missouri Supreme Court. On October 26, 2004, the Missouri Supreme Court denied the motion.
On December 30, 2004, plaintiffs in the previously reported Knight (IL) case voluntarily dismissed the lawsuit.
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information on the Company’s common stock market prices, dividends, principal exchange on which the stock is traded and the number of stockholders of record required for this Item is incorporated by reference from page 31 of the Company’s 2004 Annual Report to Stockholders.
ITEM 6—SELECTED FINANCIAL DATA (Restated)
The selected financial data for fiscal years 2000 through 2004 required for this Item is incorporated by reference from page 8 of the Company’s restated 2004 Annual Report to Stockholders.
ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)
Management’s discussion and analysis of financial condition and results of operations required for this Item is incorporated by reference from pages 9 through 14 of the Company’s restated 2004 Annual Report to Stockholders.
ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to changing interest rates on its investments, which consists primarily of United States Treasury instruments with short-term (less than one year) maturities and cash. The interest rate market risk implicit in the Company’s investments at any given time is low, as the investments mature within short periods and the Company does not have significant exposure to changing interest rates on invested cash.
The Company has not undertaken any actions to cover interest rate market risk and is not a party to any interest rate market risk management activities.
A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company’s earnings or cash flow. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company’s investments.
ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Restated)
(a)	Financial Statements
The balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2004 and 2003, and the related statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2004, and the notes to the financial statements and the report dated March 8, 2005, except as to note 2 to the financial statements which is as of March 31, 2006, of KPMG LLP, independent registered public accounting firm, are incorporated by reference from pages 15 through 30 of the Company’s restated 2004 Annual Report to Stockholders.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Restated) (continued)
(b)	Supplementary Data Quarterly results of operations for fiscal years 2004 and 2003 are incorporated by reference from page 25 of the Company’s restated 2004 Annual Report to Stockholders.
ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES (Restated)
(a) Restatement
As discussed in Note 2 to the financial statements contained in Item 8 of this Amendment and Item 4.02(a) of the Company’s Current Report on Form 8-K filed on March 14, 2006, management of the Company has amended its Annual Report on Form 10-K for the year ended December 31, 2004. The determination to restate these financial statements was made after an error in the calculation of the LIFO index as of December 31, 2004 was identified.
(b)	Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2004.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2004, our disclosure controls and procedures over financial reporting were not effective because of the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting.”
(c)	Management’s Report on Internal Control over Financial Reporting (Restated)
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2004. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the

ITEM 9A—CONTROLS AND PROCEDURES (Restated) (continued)
Treadway Commission (“COSO”). In the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2004, management concluded that the Company’s internal control over financial reporting as of December 31, 2004 was effective based upon the criteria in COSO. However, in March, 2006, the Company determined that it needed to restate certain of its previously issued financial statements. As a result of such financial statement restatement, management reassessed the Company’s internal control over financial reporting using the COSO criteria and identified a material weakness in internal control over financial reporting as of December 31, 2004.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
As of December 31, 2004, the Company did not maintain adequate supervisory review controls over the data used to calculate the LIFO index. This control deficiency resulted in a material error that required the Company to restate its previously issued financial statements as of and for the year ended December 31, 2004. Also, this control deficiency results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
As a result of the aforementioned material weakness as of December 31, 2004, management has revised its previously reported assessment of the effectiveness of internal control over financial reporting and has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective.
Management’s restated assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K/A.
(d)	Plan for Remediation of Material Weaknesses
Subsequent to December 31, 2005, the Company has taken steps towards remediation of the material weakness described above. Specifically, the Company has implemented additional procedures related to the review of data used in the LIFO index calculation.
(e)	Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter (quarter ended December 31, 2004) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B—OTHER INFORMATION
None.

PART III
ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from those sections of the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2005 under the captions “PROPOSAL NO. 1: ELECTION OF DIRECTORS” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” on pages 2 through 10 thereof.
Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”
Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the section of the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2005 under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 23 thereof.
ITEM 11—EXECUTIVE COMPENSATION
Information concerning director and executive compensation required by this Item is incorporated by reference from those sections of the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2005 under the captions “THE BOARD OF DIRECTORS AND ITS COMMITTEES”, “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE,” “OPTION/SAR GRANTS IN LAST FISCAL YEAR,” “AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES,” “PENSION PLAN TABLE,” “SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE,” and “COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN on pages 5 through 19 thereof.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from those sections of the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2005 under the captions “PROPOSAL NO. 1: ELECTION OF DIRECTORS,” “PRINCIPAL STOCKHOLDERS,” and “SECURITY OWNERSHIP OF MANAGEMENT” on pages 2 through 4 and 20 through 22 thereof.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2004:
Equity Compensation Plan Information

	Number of		Number of securities
	securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 Stock Incentive Plan	995,000	$11.7160 per share	1,005,000
2001 Stock Option Plan for Non-Employee Directors	80,000	$9.875 per share	120,000
Equity compensation plans not approved by security holders
None.
Total	1,075,000	$11.58 per share	1,125,000
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerting certain relationships and related transactions required by this Item is incorporated by reference from those sections of the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held May 3, 2005 under the captions “THE BOARD OF DIRECTORS AND ITS COMMITTEES” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on pages 5 through 10 and 23 thereof.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the section of the Company’s Proxy Statement relating to the Annual Meeting of the Stockholders to be held May 3, 2005 under the caption “PROPOSAL NO. 2: APPROVAL OF INDEPENDENT AUDITORS” on pages 25 and 26 thereof.
PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Restated)
(a)	The following documents are filed as part of this restated Annual Report on Form 10-K/A:
(1)	Financial Statements:

Balance Sheets—December 31, 2004 and 2003

Statements of Income—Years ended December 31, 2004, 2003, and 2002

Statements of Stockholders’ Equity—Years ended December 31, 2004, 2003, and 2002

Statements of Cash Flows—Years ended December 31, 2004, 2003, and 2002

Notes to Financial Statements

Independent Registered Public Accounting Firm’s Report — KPMG LLP
This information is incorporated by reference from the Company’s restated 2004 Annual Report to Stockholders as noted in Item 8.
(2)	Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts

(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 10.1	Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No. 1-10435).

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

Exhibit 10.2	Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.4	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.5	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6	[Intentionally omitted.]

Exhibit 10.7	Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8	Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

Exhibit 13.1	Restated Annual Report to Stockholders of the Company for the year ended December 31, 2004. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a “filed” document with the SEC.

Exhibit 23.1	Consent and Report on Schedule of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1996, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended December 31, 1998, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.4	Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended March 31, June 30, and September 30, 1999 SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.5	Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended March 31, and September 30, 2000, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURM, RUGER & COMPANY, INC. (Registrant) S/THOMAS A. DINEEN Thomas A. Dineen Treasurer and Chief Financial Officer (Principal Financial Officer) April 28, 2006 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/STEPHEN L. SANETTI 4/28/06

Stephen L. Sanetti Vice Chairman of the Board, President and Interim Chief Executive Officer (Principal Executive Officer)

S/JOHN M. KINGSLEY, JR. 4/28/06	S/RICHARD T. CUNNIFF 4/28/06

John M. Kingsley, Jr. Director	Richard T. Cunniff Director

S/JAMES E. SERVICE 4/28/06	S/JOHN A. COSENTINO, JR. 4/28/06

James E. Service Director	John A. Cosentino, Jr. Director

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 10.1	Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No. 1-10435).

Exhibit 10.2	Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.4	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.5	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6	[Intentionally omitted.]

Exhibit 10.7	Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8	Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

EXHIBIT INDEX (continued)

		Page No.
Exhibit 13.1	Restated Annual Report to Stockholders of the Company for the year ended December 31, 2004. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a “filed” document.	50

Exhibit 23.1	Consent and Report on Schedule of Independent Registered Public Accounting Firm.	83

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	84

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	86

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	88

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	89

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1996, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended December 31, 1998, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.4	Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended March 31, June 30, and September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.5	Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended March 31, and September 30, 2000, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

YEAR ENDED DECEMBER 31, 2004
STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES
ITEMS 15(a)(2) AND 15(d)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.
Item 15(a)(2) and Item 15(d)—Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
			(2)
		(1)	Charged to
	Balance at	Charged to	Other			Balance
	Beginning	Costs and	Accounts			at End
Description	of Period	Expenses	—Describe	Deductions		of Period
Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2004	$441			$68	(a)	$373

Year ended December 31, 2003	$449			$8	(a)	$441

Year ended December 31, 2002	$1,061	$83		$695	(a)	$449

Allowance for discounts:
Year ended December 31, 2004	$772	$3,957		$4,174	(b)	$555

Year ended December 31, 2003	$783	$3,965		$3,976	(b)	$772

Year ended December 31, 2002	$1,145	$4,111		$4,473	(b)	$783

(a) Accounts written off
(b) Discounts taken