Form 10-K
period 2005-12-31
STURM RUGER & CO INC
filed 2006-05-01
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005:
Common Stock, $1 par value — $175,877,600
The number of shares outstanding of the registrant’s common stock as of March 1, 2006:
Common Stock, $1 par value — 26,910,720 shares
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts I and II (Items 1 through 9A) of this Report.
Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held May 24, 2006 are incorporated by reference into Part III (Items 10 through 14) of this Report.

In this Annual Report on Form 10-K, Sturm, Ruger & Company (the “Company”) makes forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company including lawsuits filed by mayors, attorneys general and other governmental entities and membership organizations, and the impact of future firearms control and environmental legislation, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.
PART I
ITEM 1—BUSINESS
Company Overview
The Company is principally engaged in the design, manufacture, and sale of firearms and precision investment castings. The Company’s design and manufacturing operations are located in the United States. Substantially all sales are domestic and export sales are insignificant.
The Company is the only U.S. firearms manufacturer that offers products in all four industry product categories: rifles, shotguns, pistols, and revolvers. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market. Investment castings manufactured are of titanium and steel alloys. Investment castings are sold either directly to or through manufacturers’ representatives to companies in a wide variety of industries.
The Company believes that it is one of the largest U.S. firearms manufacturers. The Company, which has been profitable every year since 1950, believes it has a preeminent reputation among sportsmen, hunters, and gun collectors for technical innovation and quality construction, based on reports in industry and business publications. The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.
For the years ended December 31, 2005, 2004, and 2003, net sales attributable to the Company’s firearms operations were approximately $132.8 million, $124.9 million and $130.5 million or 86%, 86%, and 88%, respectively, of total net sales. The balance of the Company’s net sales for the aforementioned periods was attributable to its investment castings operations. Further information regarding industry segment data is incorporated by reference to pages 20 and 21 of the Company’s 2005 Annual Report to Stockholders.
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

ITEM 1—BUSINESS (continued)
Many of the firearms introduced by the Company over the years have become “classics” which have retained their popularity for decades and are sought by collectors. These firearms include the single-action Single-Six, Blackhawk, and Bearcat revolvers; the double-action Redhawk revolvers; the 10/22 and Mini-14 autoloading, M77 bolt-action, and Number One Single-Shot rifles; and the Red Label over-and-under shotguns. The Company has supplemented these “classics” with the introduction of new models and variations of existing models, including a line of centerfire autoloading pistols introduced in 1987, three lines of double action revolvers, the SP101, GP100, and Super Redhawk models, as well as a line of lever action rifles introduced in 1997.
The Company’s ongoing commitment to the development and introduction of new models of firearms in appropriate product categories continues to generate new offerings. In 2006, the Company plans to introduce several new offerings, including the Ruger 50th Anniversary .44 Magnum Flattop New Model Blackhawk single-action revolver, a compact 10/22 autoloading rifle, a stainless steel M77 Mark II Frontier bolt action rifle, and a 22/45 Hunter centerfire pistol.
The Company presently manufactures 33 different types of firearm products in four industry categories: rifles, shotguns, pistols, and revolvers. Most are available in several models based upon caliber, finish, barrel length, and other features.
Rifles—A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. The Company presently manufactures fourteen different types of rifles: the M77 Mark II, the M77 Mark II Magnum, the 77/17, the 77/22, the 77/44, the 10/22, the Model 96/22, the Model 96/44, the Model 96/17, the Mini-14 Ranch Rifle, the Mini Thirty Ranch Rifle, the Ruger Carbine, the Deerfield Carbine (99/44), and the No. 1 Single-Shot. Sales of rifles by the Company accounted for approximately $58.0 million, $61.1 million, and $61.3 million, of revenues for the years 2005, 2004 and 2003, respectively.
Shotguns—A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. The Company presently manufactures two different types of shotguns: the Red Label over-and-under shotgun available in 12, 20, and 28 gauge and the Gold Label side-by-side shotgun in 12 gauge. Most of the Red Label models are available in special Sporting Clays, English Field, All-Weather and engraved versions. Sales of shotguns by the Company accounted for approximately $9.7 million, $6.8 million, and $5.1 million of revenues for the years 2005, 2004 and 2003, respectively.
Pistols—A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The Company presently manufactures three different types of pistols: the Ruger Mark III .22 caliber in Standard, Competition, and Target models, the Ruger 22/45, and the P-Series centerfire autoloading pistols in various calibers, configurations, and finishes. Sales of pistols by the Company accounted for approximately $32.5 million, $24.8 million, and $26.4 million of revenues for the years 2005, 2004 and 2003, respectively.
Revolvers—A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. The Company presently manufactures twelve different types of single-action revolvers in a variety of calibers, configurations, and finishes: the New Model Single-Six, the New Model .32 Magnum Super Single-Six, the New Model Blackhawk, the New Model Super Blackhawk, the Vaquero, the Ruger Bisley, the Old Army Cap & Ball, the New Bearcat, the Bisley Vaquero, Single-Six, Super Blackhawk, and Bisley Hunter revolvers. The Company presently manufactures four different types of double-

ITEM 1—BUSINESS (continued)
action revolvers: the SP101, the GP100, the Redhawk, and the Super Redhawk. Sales of revolvers by the Company accounted for approximately $27.5 million, $27.2 million, and $33.8 million of revenues for the years 2005, 2004, and 2003, respectively.
The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $3.9 million, $4.3 million, and $4.0 million of revenues for the years 2005, 2004 and 2003, respectively.
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
Net sales attributable to the Company’s investment casting operations (excluding intercompany transactions) accounted for approximately $21.9 million, $20.7 million, and $17.4 million, or 14%, 14%, and 12% of the Company’s total net sales for 2005, 2004, and 2003, respectively.
Manufacturing
Firearms—The Company produces most rifles, and all shotguns and revolvers at the Newport, New Hampshire facility. Some rifles and all pistols are produced at the Prescott, Arizona facility.
Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company’s castings facilities through a process known as precision investment casting. See “Manufacturing-Investment Castings” for a description of the investment casting process. The Company initiated the use of this process in the production of component parts for firearms in 1953. The Company believes that the investment casting process provides greater design flexibility and results in component parts which are generally close to their ultimate shape and, therefore, require less machining. Through the use of investment castings, the Company is able to produce durable and less costly component parts for its firearms.
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

ITEM 1—BUSINESS (continued)
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
After a review of the castings business in the fourth quarter of 2002, it was determined that a portion of the casting production capacity at the RIC-Prescott Division would not be utilized in the short-term. Therefore, in 2002 a $3.3 million pre-tax charge to earnings was recorded to recognize an impairment loss on certain of the investment castings segment assets.
The Company’s RIC-Newport Division manufactures ferrous investment castings.
In 2004, the Company relocated two titanium furnaces from RIC-Prescott Division to a currently non-manufacturing facility in New Hampshire, with the plan of establishing an additional foundry in 2005. After a review of the castings business in the fourth quarter of 2005, it was determined that this relocated casting production capacity will not be utilized in the short-term. Therefore, a $0.3 million pre-tax charge to earnings was recorded to recognize an impairment loss on certain of the investment castings segment assets. The Company continues to evaluate the viability and profitability of the commercial castings market.
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
Marketing and Distribution
Firearms—The Company’s firearms are primarily marketed through a network of selected licensed independent wholesale distributors who purchase the products directly from the Company. They resell to Federally-licensed retail firearms dealers who in turn resell to legally authorized end-users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 15 distributors service the domestic commercial market, with an additional 12 distributors servicing the domestic law enforcement market and two distributors servicing the Canadian market. Four of the Company’s distributors service both the domestic commercial market and the domestic law enforcement market. AcuSport Corporation accounted for approximately 13%, 12%, and 19% of net firearms sales and 11%, 10%, and 17% of consolidated net sales in 2005, 2004, and 2003, respectively. Jerry’s Sport Center accounted for approximately 12%, 13%, and 12% of the Company’s net sales of firearms and 10%, 11% and 11% of consolidated net sales in 2005, 2004, and 2003, respectively. Sports

ITEM 1—BUSINESS (continued)
South Corporation accounted for approximately 16% and 13% of net firearms sales in 2005 and 2004, respectively, and 14% and 11% of consolidated net sales in 2005 and 2004, respectively. The Company employs seven employees and one independent contractor who service these distributors and call on dealers and law enforcement agencies. Because the ultimate demand for the Company’s firearms comes from end-users, rather than from the Company’s distributors, the Company believes that the loss of any distributor would not have a material long-term adverse effect on the Company, but may have a material impact on the Company’s financial results for a particular period. The Company considers its relationships with its distributors to be satisfactory.
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
In the fourth quarter of 2005, the Company received annual orders from its distributors for the 2006 marketing year. As of March 1, 2006, unfilled firearms orders were approximately $107 million as compared to approximately $102 million at March 1, 2005.
Until November 30, 2004, the Company followed a common industry practice of offering a “dating plan” to its firearms customers on selected products, which allowed the customer to buy the products commencing in December, the start of the Company’s marketing year, and pay for them on extended terms. Discounts were offered for early payment. The dating plan provided a revolving payment plan under which payments for all shipments made during the period December through February were made by April 30. Shipments made in subsequent months were paid for within a maximum of 120 days. On December 1, 2004, the Company modified the payment terms on these selected products whereby payment is now due 45 days after shipment. Discounts were offered for early payment. On December 1, 2005, the Company effectively discontinued the dating plan. The Company does not consider its overall firearms business to be predictably seasonal; however, sales of certain models of firearms are usually lower in the third quarter of the fiscal year.
Investment Castings—The investment casting segment’s principal markets are commercial, sporting goods, and military. Sales are made directly to customers or through manufacturers’ representatives. The Company produces steel marine propellers, steel and titanium hand tools, and various other products for a number of customers. The investment castings segment provides castings for the Company’s firearms segment. The Company continues to evaluate the viability and profitability of the commercial castings market.
Competition
Firearms—Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category, such as rifles or pistols, several foreign competitors manufacture products in all four industry categories (rifles, shotguns, pistols, and revolvers). Some of these competitors are subsidiaries of larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete with these competitors. The Company is the only domestic manufacturer that produces firearms in all four industry product categories. The principal methods of competition in the industry are product innovation, quality, and price. The Company believes that it can compete effectively with all of its present competitors based upon the high quality, reliability, and performance of its products, and the competitiveness of its pricing.

ITEM 1—BUSINESS (continued)
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
In 2004, the Company relocated two titanium furnaces from its RIC-Prescott Division to a non-manufacturing facility in New Hampshire, with the plan of establishing an additional foundry in 2005. After a review of the castings business in the fourth quarter of 2005, it was determined that this relocated casting production capacity will not be utilized in the short-term. Therefore, a $0.3 million pre-tax charge to earnings was recorded to recognize an impairment loss on certain of the investment castings segment assets. The Company continues to evaluate the viability and profitability of the commercial castings market.
Employees
As of March 1, 2006, the Company employed 1,230 full-time employees of which approximately 57% had at least ten years of service with the Company.
None of the Company’s employees are subject to a collective bargaining agreement. The Company has never experienced a strike during its entire 56-year history and believes its employee relations are satisfactory.
Research and Development
In 2005, 2004, and 2003, the Company spent approximately $0.8 million, $0.9 million, and $0.9 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 28, 2006, the Company had approximately 31 employees engaged in research and development activities as part of their responsibilities.
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

ITEM 1—BUSINESS (continued)
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

Name	Age	Position With Company
William B. Ruger, Jr.	67	Chairman of the Board of Directors, Chief Executive Officer

Stephen L. Sanetti	56	Vice Chairman of the Board of Directors, President, Chief Operating Officer and General Counsel

Leslie M. Gasper	52	Corporate Secretary

Thomas A. Dineen	37	Treasurer and Chief Financial Officer
William B. Ruger, Jr. became Chairman of the Board and Chief Executive Officer on October 24, 2000. Mr. Ruger had served as President and Chief Operating Officer since March 1, 1998, Vice Chairman and Senior Executive Officer of the Company since 1995 and Director of the Company since 1970. Previously, he served as President of the Company from 1991 to 1995 and as Senior Vice President of the Company from 1970 to 1990. Mr. Ruger resigned as Chairman of the Board effective February 13, 2006 and retired as Chief Executive Officer effective February 28, 2006.
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

ITEM 1—BUSINESS (continued)
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
Additionally, the Company’s corporate governance materials, including its Board Governance Guidelines; the charters of the Audit, Compensation, and Nominating and Corporate Governance committees; and the Code of Business Conduct and Ethics may also be found under the “Stockholder Relations” section of the Company’s Internet site at www.ruger.com. A copy of the foregoing corporate governance materials are available upon written request of the Corporate Secretary at Sturm, Ruger & Company, Inc., Lacey Place, Southport, Connecticut 06890.
ITEM 1A—RISK FACTORS
In evaluating the Company’s business, the following risk factors, as well as other information in this report, should be carefully considered.
Regulation of Firearms
The purchase of firearms is subject to federal, state and local governmental regulation. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These federal laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons, other than for the law enforcement market, and holds all necessary licenses.

ITEM 1A—RISK FACTORS (continued)
On October 26, 2005, president Bush signed the Protection of Lawful Commerce in Arms Act. The Act required dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims.
From time to time, congressional committees review a number of proposed bills relating to the regulation of firearms. The proposed bills generally seek either to ban the sale, and in some cases the ownership, of so-called “assault weapons” or to impose a mandatory waiting period prior to the purchase of handguns.
Several of these proposed federal bills identify “assault weapons” by brand and model name while others attempt to formulate a generic definition of “assault weapons.” However, no current state law and none of the bills currently under review by Congress includes any firearms currently produced or sold by the Company.
Many states currently have mandatory waiting period laws in effect similar to the proposed federal handgun legislation described above. The Company believes that, because its customers are generally sportsmen, hunters and gun collectors, legislation imposing a waiting period prior to the purchase of a handgun does not have a significant effect on the Company’s sales of handguns. However, the Company remains strongly opposed to laws which would unduly restrict the rights of law-abiding citizens to acquire firearms for legitimate purposes.
The Company believes that the private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread public ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.
Legal Proceedings
As of December 31, 2005, the Company was a defendant in 6 lawsuits involving product liability claims which allege defective product design, strict liability, breach of warranty, public nuisance, negligent distribution, and other legal theories. In many of these cases, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results therefrom were due to the negligence or misuse of the firearm by the plaintiff or a third party or other claimant, and that there should be no recovery against the Company. While it is difficult to forecast the outcome of litigation, in the opinion of management, after consultation with counsel, the outcome of this litigation will not have material adverse effect on the financial condition of the Company. Although the Company goes to great lengths to produce superior products, because of the nature of firearms products, the Company anticipates that it, as well as other firearms manufacturers, may continue to be involved in product liability litigation in the future.

ITEM 1A—RISK FACTORS (continued)
Environmental
The Company is subject to numerous federal, state and local laws and governmental regulations and related state laws. These laws generally relate to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at the Company’s manufacturing facilities and at third-party or formerly owned sites at which contaminants generated by the Company may be located. This requires the Company to make capital and other expenses.
The Company is committed to achieving high standards of environmental quality and product safety, and strives to provide a safe and healthy workplace for its employees and others in the communities in which it operates. In an effort to comply with federal and state laws and regulations, the Company has programs in place that monitor compliance with various environmental regulations. However, in the normal course of its operations, the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment.
The Company believes that it is generally in compliance with applicable environmental regulations. However, the Company cannot assure that the outcome of any environmental proceedings and orders will not have a material adverse effect on the business.
Reliance on Two Facilities
The Newport, New Hampshire and Prescott, Arizona facilities are critical to the Company’s success. These facilities house the Company’s principal production, research, development, engineering, design, shipping and sales. Any event that causes a disruption of the operation of these facilities for even a relatively short period of time might have a material adverse affect on the Company’s ability to produce and ship products and to provide service to its customers.
ITEM 1B—UNRESOLVED STAFF COMMENTS
None
ITEM 2—PROPERTIES
The Company’s manufacturing operations are carried out at two facilities. The following table sets forth certain information regarding each of these facilities:

	Approximate
	Aggregate Usable
	Square Feet	Status	Segment
Newport, New Hampshire	350,000	Owned	Firearms/Castings
Prescott, Arizona	230,000	Leased	Firearms/Castings

ITEM 2—PROPERTIES (continued)
Each facility contains enclosed ranges for testing firearms and also contains modern tool room facilities. The lease of the Prescott facility provides for rental payments which approximate real property taxes.
The Company has other materially important facilities that were not used in its manufacturing operations in 2005:

	Approximate
	Aggregate Usable
	Square Feet	Status	Segment
Southport, Connecticut	25,000	Owned	Corporate
Newport, New Hampshire	300,000	Owned	Unused
In 2004, the Company relocated two titanium furnaces from RIC-Prescott Division to the currently non-manufacturing facility in New Hampshire, with the plan of establishing an additional foundry in 2005. After a review of the castings business in the fourth quarter of 2005, it was determined that this relocated casting production capacity will not be utilized in the short-term. Therefore, a $0.3 million pre-tax charge to earnings was recorded to recognize an impairment loss on certain of the investment castings segment assets. The Company continues to evaluate the viability and profitability of the commercial castings market.
In the fourth quarter of 2005, the Company relocated its firearms shipping department into a portion of the 300,000 square foot facility in Newport, New Hampshire.
The Company also has other real estate holdings that are not used in its manufacturing operations and are not materially important to the business of the Company. There are no mortgages or any other major encumbrance on any of the real estate owned by the Company.

ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2005, the Company is a defendant in approximately 6 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:
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

ITEM 3—LEGAL PROCEEDINGS (continued)
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
Of the lawsuits brought by municipalities or a state Attorney General, twenty-one have been concluded: Atlanta — dismissal by intermediate Appellate Court, no further appeal; Bridgeport — dismissal affirmed by Connecticut Supreme Court; County of Camden — dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami — dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans — dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia — U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington — dismissed by trial court, no appeal; Boston — voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati — voluntarily withdrawn after a unanimous vote of the city council; Detroit — dismissed by Michigan Court of Appeals, no appeal; Wayne County — dismissed by Michigan Court of Appeals, no appeal; New York State — Court of Appeals denied plaintiff’s petition for leave to appeal the Intermediate Appellate Court’s dismissal, no further appeal; Newark — Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden — dismissed on July 7, 2003, not reopened; Jersey City — voluntarily dismissed and not re-filed; St. Louis — Missouri Supreme Court denied plaintiffs’ motion to appeal Missouri Appellate Court’s affirmance of dismissal; Chicago — Illinois Supreme Court denied plaintiffs’ petition for rehearing; and Los Angeles City, Los Angeles County, and San Francisco — Appellate Court affirmed summary judgment in favor of defendants, no further appeal. On September 26, 2005, the Cleveland municipal lawsuit was dismissed due to Cleveland’s failure to prosecute the case.
The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as “machine guns” under the city’s “strict liability” law. On October 19, 2004, the D.C. Court of Appeals vacated the court’s judgment, which dismissed the city’s claim against firearms manufacturers but let stand certain individuals’ claims against the manufacturers of firearms allegedly used in criminal assaults against plaintiffs under the Washington, D.C. “Strict Liability Act,” subject to proof of causation. The appellate court in an en banc hearing unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing “strict liability” for manufacturers of “machine guns.” Based on present information, none of the Company’s products has been identified with any of the criminal assaults which form the basis of the individual claims. The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case has been remanded to the trial court for further proceedings. The defendants subsequently have moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act.
The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. The defendants filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act. The motion is pending.

ITEM 3—LEGAL PROCEEDINGS (continued)
In the previously reported NewYork City municipal case, the defendants moved to dismiss the suit pursuant to the Protection of Lawful Commerce in Arms Act. The trial judge found the Act to be constitutional but denied the defendants’ motion to dismiss the case, stating that the Act was not applicable to the suit. The defendants were given leave to appeal and in fact have appealed the decision to the U.S. Court of Appeals for the Second Circuit.
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
Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the “Protection of Lawful Commerce in Arms Act” was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims.
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
The Company has reported all cases instituted against it through September 30, 2005 and the results of those cases, where terminated, to the S.E.C. on its previous Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, to which reference is hereby made.

ITEM 3—LEGAL PROCEEDINGS (continued)
For a description of all pending lawsuits against the Company through September 30, 2005, reference is made to the discussion under the caption “Item 1. LEGAL PROCEEDINGS” of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995, June 30, 1996, June 30, and September 30, 1999, March 31 and September 30, 2000, and September 30, 2005.
The nature of the legal proceedings against the Company is discussed at Note 6 to this Annual Report on Form 10-K, which is incorporated herein by reference.
One case was formally instituted against the Company during the three months ended December 31, 2005, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.
Sisemore v. Company (AR) in the United States District Court for the Western District of Arkansas. The complaint alleges that the plaintiff was injured when he closed the loading gate of his truck and his Ruger “old model” single action revolver discharged. Compensatory damages, punitive damages, attorney’s fees, and costs are demanded by plaintiff.
During the three months ended December 31, 2005, one previously reported case was settled.

Case Name	Jurisdiction
Farwick	Oregon
The settlement amount was within the limits of its self-insurance coverage or self-insurance retention.
In the previously reported Washington, D.C. municipal case, the appellate court in an en banc hearing unanimously dismissed all negligence and public nuisance claims. The court let stand individual claims based upon a Washington, D.C. act imposing “strict liability” for manufacturers of “machine guns.” Based on present information, none of the Company’s products has been identified with any of the criminal assaults which form the basis of the individual claims. The defendants, including the Company, filed a petition for a writ of certiorari seeking an appeal to the United States Supreme Court challenging the constitutionality of the Washington, D.C. act. The writ was denied and the case has been remanded to the trial court for further proceedings. The defendants subsequently have moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act.
In the previously reported New York City municipal case, the defendants moved to dismiss the suit pursuant to the Protection of Lawful Commerce in Arms Act. The trial judge found the Act to be constitutional but denied the defendants’ motion to dismiss the case, stating that the Act was not applicable to the suit. The defendants were given leave to appeal and in fact have appealed the decision to the U.S. Court of Appeals for the Second Circuit.
In the previously reported Gary municipal case, the defendants filed a motion to dismiss the case pursuant to the Protection of Lawful Commerce in Arms Act. The motion to dismiss is pending.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information on the Company’s common stock market prices, dividends, principal exchange on which the stock is traded and the number of stockholders of record required for this Item is incorporated by reference from page 25 of the Company’s 2005 Annual Report to Stockholders.
ITEM 6—SELECTED FINANCIAL DATA
The selected financial data for fiscal years 2001 through 2005 required for this Item is incorporated by reference from page 5 of the Company’s 2005 Annual Report to Stockholders.
ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations required for this Item is incorporated by reference from pages 6 through 11 of the Company’s 2005 Annual Report to Stockholders.
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

The balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2005, and the notes to the financial statements and the reports of McGladrey & Pullen, LLP dated May 1, 2006, independent registered public accounting firm, are incorporated by reference from pages 12 through 22 of the Company’s 2005 Annual Report to Stockholders.

The report of KPMG LLP dated March 8, 2005, except as to note 4 which is as of March 31, 2006, independent registered public accounting firm, is included as Exhibit 23.3.

(b)	Supplementary Data

Quarterly results of operations for fiscal years 2005 and 2004 are incorporated by reference from page 21 of the Company’s 2005 Annual Report to Stockholders.
ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2005.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, our controls and procedures over financial reporting were effective except for controls and procedures over the calculation of the LIFO index, which were not effective because of the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting.”
In light of the material weaknesses described below, the Company performed a detailed review of the LIFO reserve calculation as of December 31, 2005 to ensure that inventories and cost of sales in the financial statements were properly stated. Accordingly, management believes the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act

ITEM 9A—CONTROLS AND PROCEDURES (continued)
of 1934. The Company’s internal control over the calculation of the LIFO index is a process designed to provide reasonable assurance regarding the propriety of the LIFO inventory reserve in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2005. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
As of December 31, 2005, the Company did not maintain sufficient controls over the calculation of the LIFO index. This control deficiency resulted in an audit adjustment to the LIFO reserve and cost of sales, which is reflected in the financial statements for the year ended December 31, 2005. Additionally, this control deficiency resulted in the restatement of the financial statements as of and for the year ended December 31, 2004. Also, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which appears immediately following the Financial Statements in this Annual Report on Form 10-K.
Plan for Remediation of Material Weaknesses
The Company has taken steps towards remediation of the material weakness described above. Specifically, the Company has implemented additional procedures related to the review of data used in the LIFO index calculation.

Changes in Internal Control over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B—OTHER INFORMATION
None.
PART III
ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from those sections of the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held May 24, 2006 under the captions “PROPOSAL NO. 1: ELECTION OF DIRECTORS” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” on pages 2 through 10 thereof.
Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”
Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the section of the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held May 24, 2006 under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 25 thereof.
ITEM 11—EXECUTIVE COMPENSATION
Information concerning director and executive compensation required by this Item is incorporated by reference from those sections of the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held May 24, 2006 under the captions “THE BOARD OF DIRECTORS AND ITS COMMITTEES”, “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE,” “OPTION/SAR GRANTS IN LAST FISCAL YEAR,” “AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES,” “PENSION PLAN TABLE,” “SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE,” and “COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN on pages 5 through 20 thereof.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from those sections of the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held May 24, 2006 under the captions “PROPOSAL NO. 1: ELECTION OF DIRECTORS,” “PRINCIPAL STOCKHOLDERS,” and “SECURITY OWNERSHIP OF MANAGEMENT” on pages 2 through 4 and 21 through 24 thereof.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2005:
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders

1998 Stock Incentive Plan	880,000	$11.7130 per share	1,120,000

2001 Stock Option Plan for Non-Employee Directors	140,000	$10.1657 per share	60,000

Equity compensation plans not approved by security holders

None.

Total	1,020,000	$11.5006 per share	1,180,000
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerting certain relationships and related transactions required by this Item is incorporated by reference from those sections of the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held May 24, 2006 under the captions “THE BOARD OF DIRECTORS AND ITS COMMITTEES” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on pages 5 through 10 and 25 thereof.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the section of the Company’s Proxy Statement relating to the Annual Meeting of the Stockholders to be held May 24, 2006 under the caption “PROPOSAL NO. 2: APPROVAL OF INDEPENDENT AUDITORS” on pages 27 and 28 thereof.
PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements:

Balance Sheets—December 31, 2005 and 2004

Statements of Income—Years ended December 31, 2005, 2004, and 2003

Statements of Stockholders’ Equity—Years ended December 31, 2005, 2004, and 2003

Statements of Cash Flows—Years ended December 31, 2005, 2004, and 2003

Notes to Financial Statements

Independent Registered Public Accounting Firm’s Report – McGladrey & Pullen, LLP
This information is incorporated by reference from the Company’s 2005 Annual Report to Stockholders as noted in Item 8.
(2)	Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts
(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 10.1	Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No. 1-10435).

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

Exhibit 10.2	Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.4	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.5	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6	[Intentionally omitted.]

Exhibit 10.7	Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8	Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

Exhibit 13.1	Restated Annual Report to Stockholders of the Company for the year ended December 31, 2004. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a “filed” document with the SEC.

Exhibit 23.1	Consent and Report of Independent Registered Public Accounting Firm.

Exhibit 23.2	Consent of Independent Registered Public Accounting Firm

Exhibit 23.3	Report of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1996, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended June 30, and September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.4	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarters ended March 31, and September 30, 2000, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.5	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2005, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURM, RUGER & COMPANY, INC. (Registrant)

S/THOMAS A. DINEEN Thomas A. Dineen
Treasurer and Chief Financial Officer
(Principal Financial Officer)

May 1, 2006 Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		S/STEPHEN L. SANETTI	5/01/06

Stephen L. Sanetti
Vice Chairman of the Board, President and Interim Chief Executive Officer
(Principal Executive Officer)

S/JOHN M. KINGSLEY, JR.	5/01/06	S/RICHARD T. CUNNIFF	5/01/06

John M. Kingsley, Jr.		Richard T. Cunniff
Director		Director

S/JAMES E. SERVICE	5/01/06	S/JOHN A. COSENTINO, JR.	5/01/06

James E. Service		John A. Cosentino, Jr.
Director		Director

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.	28

Exhibit 10.1	Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No. 1-10435).

Exhibit 10.2	Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.4	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.5	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6	[Intentionally omitted.]

Exhibit 10.7	Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8	Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

EXHIBIT INDEX (continued)

		Page No.
Exhibit 13.1	Restated Annual Report to Stockholders of the Company for the year ended December 31, 2004. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into the Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a “filed” document.	50

Exhibit 23.1	Consent and Report of Independent Registered Public Accounting Firm.	83

Exhibit 23.2	Consent of Independent Registered Public Accounting Firm.

Exhibit 23.3	Report of Independent Registered Public Accounting Firm.	84

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	85

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	87

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	89

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	90

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1996, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended March 31, June 30, and September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.4	Item 1 LEGAL PROCEEDINGS from the Quarterly Reports on Form 10-Q of the Company for the quarters ended March 31, and September 30, 2000, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.5	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2005, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

YEAR ENDED DECEMBER 31, 2005
STURM, RUGER & COMPANY, INC. AND SUBSIDIARIES
ITEMS 15(a)(2) AND 15(d)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.
Item 15(a)(2) and Item 15(d)—Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
			(2)
		(1)	Charged to
	Balance at	Charged to	Other			Balance
	Beginning	Costs and	Accounts			at End
Description	of Period	Expenses	–Describe	Deductions		of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2005	$373			$22	(a)	$351

Year ended December 31, 2004	$441			$68	(a)	$373

Year ended December 31, 2003	$449			$8	(a)	$441

Allowance for discounts:
Year ended December 31, 2005	$555	$3,508		$3,717	(b)	$346

Year ended December 31, 2004	$772	$3,957		$4,174	(b)	$555

Year ended December 31, 2003	$783	$3,965		$3,976	(b)	$772

(a)	Accounts written off

(b)	Discounts taken