Form 10-Q
period 2006-03-31
STURM RUGER & CO INC
filed 2006-05-10
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock as of April 30, 2006: Common Stock, $1 par value — 26,910,720.

INDEX
STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     STURM, RUGER & COMPANY, INC.
     CONDENSED BALANCE SHEETS
               (Dollars in thousands, except per share data)

	March 31,	December 31,
	2006	2005
		(Note)
Assets

Current Assets
Cash and cash equivalents	$4,291	$4,057
Short-term investments	25,850	21,926
Trade receivables, less allowances for doubtful accounts ($351 and $351) and discounts ($21 and $346)	20,759	15,777
Inventories:
Finished products	8,714	9,997
Materials and products in process	36,014	38,729

	44,728	48,726

Deferred income taxes	5,983	6,018
Prepaid expenses and other current assets	3,071	5,442

Total current assets	104,682	101,946

Property, plant and equipment	155,759	155,174
Less allowances for depreciation	(132,978)	(131,808)

	22,781	23,366
Deferred income taxes	3,289	3,200
Other assets	10,348	11,127

Total Assets	$141,100	$139,639

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     STURM, RUGER & COMPANY, INC.
     CONDENSED BALANCE SHEETS
          (Dollars in thousands, except per share data)

	March 31,	December 31,
	2006	2005
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$3,276	$3,619
Product liability	864	1,207
Employee compensation and benefits	8,581	7,544
Workers’ compensation	5,221	5,119
Income taxes	528	935

Total current liabilities	18,470	18,424

Accrued pension liability	8,669	8,648
Product liability accrual	956	989
Contingent liabilities – Note 8	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1: Authorized shares 50,000; none issued	—	—
Common Stock, par value $1: Authorized shares - 40,000,000; issued and outstanding 26,910,700	26,911	26,911
Additional paid-in capital	2,515	2,508
Retained earnings	95,754	94,334
Accumulated other comprehensive income (loss)	(12,175)	(12,175)

Total Stockholders’ Equity	113,005	111,578

Total Liabilities and Stockholders’ Equity	$141,100	$139,639

Note:

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Net firearms sales	$40,825	$39,100
Net castings sales	6,602	5,160

Total net sales	47,427	44,260

Cost of products sold	38,288	32,412

Gross profit	9,139	11,848

Expenses:
Selling	4,119	4,061
General and administrative	2,724	1,628

	6,843	5,689

Operating profit	2,296	6,159

Other income (loss)-net	73	(14)

Income before income taxes	2,369	6,145

Income taxes	949	2,464

Net income	$1,420	$3,681

Earnings per share
Basic	$0.05	$0.14
	~~~~~~ ~
Diluted	$0.05	$0.14
	~~~~~~ ~

Cash dividends per share	—	$0.10

Average shares outstanding
Basic	26,911	26,911

Diluted	26,911	26,911

     See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash Provided by Operating Activities	$4,743	$4,700

Investing Activities
Property, plant and equipment additions	(585)	(550)
Purchases of short-term investments	(33,739)	(35,801)
Proceeds from maturities of short-term investments	29,815	33,342

Cash used in investing activities	(4,509)	(3,009)

Financing Activities
Dividends paid	—	(2,691)

Cash used by financing activities	—	(2,691)

Increase (decrease) in cash and cash equivalents	234	(1,000)

Cash and cash equivalents at beginning of period	4,057	4,841

Cash and cash equivalents at end of period	$4,291	$3,841

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006
NOTE 1—BASIS OF PRESENTATION
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
     In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
     Organization: Sturm, Ruger & Company, Inc. (“Company”) is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company’s design and manufacturing operations are located in the United States. Substantially all sales are domestic. The Company’s firearms are sold through a select number of independent wholesale distributors to the sporting and law enforcement markets. Investment castings are sold either directly or through manufacturers’ representatives to companies in a wide variety of industries.
     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Principles of Consolidation: The financial statements have been prepared from the Company’s books and records and include all of the Company’s accounts. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances may have been reclassified to conform with current year presentation.
     Stock Incentive and Bonus Plans: At March 31, 2006, the Company has two stock-based compensation plans. Readers should refer to both Item 12 and Note 1 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional information related to these stock-based compensation plans.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement 123(R), Share-Based Payment, utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) the Company accounted for stock option grants in accordance with APB Opinion 25, Accounting for Stock Issued to Employees, (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED
     Under the modified prospective approach, the provisions of SFAS 123(R) apply to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the quarter ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
     The following table summarizes the stock option activity for the quarter ended March 31, 2006:

				Weighted Average
		Weighted	Weighted	Remaining
		Average	Average Grant	Contractual Life
	Shares	Exercise Price	Date Fair Value	(Years)

Outstanding At December 31, 2005	1,020,000	$11.50	$1.89	3.3
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(265,000)	11.94	1.99	2.8

Outstanding at March 31, 2006	755,000	$11.37	$1.84	3.3

Exercisable Options Outstanding at March 31, 2006	723,000	$11.42	$1.84	3.2

Non-Vested Options at March 31, 2006	32,000	$10.19	$1.71	6.3

     As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $12,000 and $8,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25 for stock option grants. Basic and diluted earnings per share were unchanged.
     There were no stock options exercised nor were there any new share-based payments granted during the three months ended March 31, 2006.
     If the Company would have adopted Statement 123(R) for the three month period ended March 31, 2005, the Company’s income before income taxes and net income for that period would have been $8,000 and $5,000 lower, respectively, than the amounts previously reported and basic and diluted earnings per share would have been unchanged.
     The Company uses the Black-Sholes option pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions: dividend yield of 8.0%, expected volatility of 44.3%, risk free rate of return of 4.0%, and expected lives of 5 years.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED
     Non-vested stock options at March 31, 2006 total 32,000. At March 31, 2006, there was $55,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 2.75 years.
     At March 31, 2006, shares available for future stock option grants to employees and directors under existing plans were 1.1 million and 60,000, respectively. At March 31, 2006 the aggregate intrinsic value of exercisable options was zero. The Company has reserved 2.2 million of authorized and unissued shares of its common stock for issuance of stock under its stock options plans.
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
NOTE 4—INCOME TAXES
     The Company’s 2006 and 2005 effective tax rate differs from the statutory tax rate due principally to state income taxes. No income tax payments were made in the quarter ended March 31, 2006. Total income tax payments during the three months ended March 31, 2005 were $0.1 million.
NOTE 5 — PENSION PLANS
     The Company sponsors two defined benefit pension plans which cover substantially all employees. A third defined benefit plan is non-qualified and covers certain executive officers of the Company. The estimated cost of these plans is summarized below (in thousands):

Three Months Ended March 31,	2006	2005

Service cost	$405	$346

Interest cost	821	706

Expected return on plan assets	(993)	(829)

Amortization of prior service cost	66	71

Recognized actuarial gains	256	195

Net periodic pension cost	$555	$489

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED
NOTE 6—BASIC AND DILUTED EARNINGS PER SHARE
     Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. For the three months ended March 31, 2006 and 2005, the treasury stock method would have been antidilutive, therefore the weighted average number of common shares were used for these periods’ diluted earnings per share calculation. This resulted in diluted weighted-average shares outstanding for the three months ended March 31, 2006 and 2005 of 26,911,000 and 26,911,000, respectively.
NOTE 7 — COMPREHENSIVE INCOME
     As there were no non-owner changes in equity during the first three months of 2006 and 2005, total comprehensive income(loss) equals net income(loss) for the three months ended March 31, 2006 and 2005, or $1.4 million and $3.7 million, respectively.
NOTE 8 – CONTINGENT LIABILITIES
     As of March 31, 2006, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:
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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED
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
     Of the lawsuits brought by municipalities or a state Attorney General, twenty have been concluded: Atlanta – dismissal by intermediate Appellate Court, no further appeal; Bridgeport – dismissal affirmed by Connecticut Supreme Court; County of Camden – dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami – dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans – dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia – U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington – dismissed by trial court, no appeal; Boston – voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati – voluntarily withdrawn after a unanimous vote of the city council; Detroit – dismissed by Michigan Court of Appeals, no appeal; Wayne County – dismissed by Michigan Court of Appeals, no appeal; New York State – Court of Appeals denied plaintiff’s petition for leave to appeal the Intermediate Appellate Court’s dismissal, no further appeal; Newark – Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden – dismissed on July 7, 2003, not reopened; Jersey City – voluntarily dismissed and not re-filed; St. Louis – Missouri Supreme Court denied plaintiffs’ motion to appeal Missouri Appellate Court’s affirmance of dismissal; Chicago – Illinois Supreme Court denied plaintiffs’ petition for rehearing; and Los Angeles City, Los Angeles County, San Francisco – Appellate Court affirmed summary judgment in favor of defendants, no further appeal; and Cleveland – dismissed on January 24, 2006 for lack of prosecution.
     The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as “machine guns” under the city’s “strict liability” law. On April 21, 2005, the D.C. Court of Appeals, in an en banc hearing, unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing “strict liability” for manufacturers of “machine guns.” Based on present information, none of the Company’s products has been identified with any of the criminal assaults which form the basis of the individual claims. The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case has been remanded to the trial court for further proceedings. The defendants subsequently have moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED
     The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. The defendants have filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act. The motion is pending.
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
     Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the “Protection of Lawful Commerce in Arms Act” was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims, including the previously reported Arnold case in Pennsylvania, as well as the municipal cases described above.
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
     A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.1 million at March 31, 2006, is set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED
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
     The Company has reported all cases instituted against it through December 31, 2005 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.
NOTE 9—OPERATING SEGMENT INFORMATION
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

Three months ended March 31,	2006	2005

Net Sales
Firearms	$40,825	$39,100
Castings
Unaffiliated	6,602	5,160
Intersegment	4,650	5,664

	11,252	10,824
Eliminations	(4,650)	(5,664)

	$47,427	$44,260

Income(loss) before income taxes
Firearms	$3,416	$6,379
Castings	(1,239)	(333)
Corporate	192	99

	$2,369	$6,145

	March 31,	December 31,
	2006	2005

Identifiable Assets
Firearms	$86,055	$73,035
Castings	18,007	17,751
Corporate	37,038	48,853

	$141,100	$139,639

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
     Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms and precision investment castings. The Company’s design and manufacturing operations are located in the United States. Substantially all sales are domestic.
     The Company is the only U.S. firearms manufacturer which offers products in all four industry product categories – rifles, shotguns, pistols, and revolvers. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.
     Investment castings manufactured are of titanium and steel alloys. Investment castings are sold either directly to or through manufacturers’ representatives to companies in a wide variety of industries.
     Because many of the Company’s competitors are not subject to public filing requirements and industry-wide data is generally not available in a timely manner, the Company is unable to compare its performance to other companies or specific current industry trends. Instead, the Company measures itself against its own historical results.
     The Company does not consider its overall firearms business to be predictably seasonal; however, sales of certain models of firearms are usually lower in the third quarter of the year.
Results of Operations
     Consolidated net sales of $47.4 million were achieved by the Company for the first quarter of 2006. This represents an increase of $3.1 million or 7.2% from first quarter 2005 consolidated net sales of $44.3 million.
     Firearms segment net sales increased by $1.7 million, or 4.4%, in the first quarter of 2006 to $40.8 million from $39.1 million in the first quarter of the prior year. Firearms unit shipments increased 1.0% for the three-month period ended March 31, 2006 from the comparable 2005 period. For the quarter ended March 31, 2006, increased shipments of revolvers and rifles were largely offset by a reduction in pistols shipments. The reduction in pistol shipments is attributable to the shipment of 5,000 KP95D pistols to the U.S. Army Tank-automotive and Armaments Command in January of 2005. The change in overall product mix from lower priced products to higher priced products, the modification of our sales discount programs, and modest pricing increases resulted in a greater increase in sales versus unit shipments for the quarter ended March 31, 2006.
     Casting segment net sales increased by $1.4 million or 27.9% to $6.6 million for the three month period ended March 31, 2006 from $5.2 million in the first quarter of 2005 due to increased demand for steel and titanium castings. Increased sales were primarily generated from existing customers in a variety of industries.
     Consolidated cost of products sold for the first quarter of 2006 was $38.3 million compared to $32.4 million in the first quarter of 2005. The increase is attributable to increased firearms and castings sales, increased firearms manufacturing expenses and increased production costs in the casting segment.
     For the quarter ended March 31, 2006, gross profit as a percent of sales decreased to 19.3% from 26.8% in the comparable quarter of 2005. Gross margin deterioration for quarter ended March 31, 2006 was primarily due to less efficient firearms and casting production.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
     Selling, general and administrative expenses increased $1.1 million to $6.8 million in the first quarter of 2006 from $5.7 million in the prior year period. The increases were primarily attributable to increased personnel-related expenses including $0.7 million related to the retirement of the former Chairman and Chief Executive Officer, and additional firearm promotional expenses.
     Other income increased by $0.1 million for the quarter ended March 31, 2006 compared to the corresponding 2005 period due to increased interest rates on the Company’s short-term investments and the reduced expenses related to a non-manufacturing New Hampshire facility acquired in 2003.
     The effective income tax rate was 40.1% in the quarters ended March 31, 2006 and 2005, respectively.
     As a result of the foregoing factors, consolidated net income for the quarter ended March 31, 2006 decreased by $2.3 million to $1.4 million from $3.7 million for the quarter ended March 31, 2005.
Financial Condition
Operations
     At March 31, 2006, the Company had cash, cash equivalents and short-term investments of $30.1 million, working capital of $86.2 million and a current ratio of 5.7 to 1.
     Cash provided by operating activities was $4.7 million for the three months ended March 31, 2006 and 2005. The cash provided by operations resulted from net income and non-cash expenses as well as favorable fluctuations in various operating accounts principally inventory, partially offset by unfavorable fluctuations in other operating accounts, principally accounts receivable.
     Until November 30, 2004, the Company followed a common industry practice of offering a “dating plan” to its firearms customers on selected products, which allowed the customer to buy the products commencing in December, the start of the Company’s marketing year, and pay for them on extended terms. Discounts were offered for early payment. The dating plan provided a revolving payment plan under which payments for all shipments made during the period December through February were made by April 30. Shipments made in subsequent months were paid for within a maximum of 120 days. On December 1, 2004, the Company modified the payment terms on these selected products whereby payment was due 45 days after shipment. Discounts were offered for early payment. On December 1, 2005, the Company effectively discontinued the dating plan. The dating plan receivable balance was $5.4 million at March 31, 2005.
     The Company purchases its various raw materials from a number of suppliers. There is, however, a limited supply of these materials in the marketplace at any given time which can cause the purchase prices to vary based upon numerous market factors. The Company believes that it has adequate quantities of raw materials in inventory to provide ample time to locate and obtain additional items at then-current market cost without interruption of its manufacturing operations. However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials can not be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.
Investing and Financing
     Capital expenditures during the quarter ended March 31, 2006 totaled $0.6 million. For the past two years capital expenditures averaged approximately $1.4 million per quarter. In 2006, the Company expects to spend

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
approximately $4 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.
     There were no dividends paid for the three months ended March 31, 2006. On October 20, 2005, the Company’s Board of Directors voted to forgo the fourth quarter dividend. On January 31, 2006, the Company’s Board of Directors voted to continue the suspension of the quarterly dividend. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.
     Historically, the Company has not required external financing. Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of short-term or long-term debt. The Company does not anticipate a need for significant external financing for the next twelve months.
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
     Until November 30, 1998, the “Brady Law” mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the “Brady Law” has not had a significant effect on the Company’s sales of firearms, nor does it anticipate any impact on sales in the future. The “Crime Bill” took effect on September 13, 1994, but none of the Company’s products were banned as so-called “assault weapons.” To the contrary, all the Company’s then-manufactured commercially-sold long guns were exempted by name as “legitimate sporting firearms.” This ban expired by operation of law on September 13, 2004. The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.
Firearms Litigation
     The Company is a defendant in numerous lawsuits involving its products and is aware of certain other such claims. The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
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
     Of the lawsuits brought by municipalities or a state Attorney General, twenty have been concluded: Atlanta – dismissal by intermediate Appellate Court, no further appeal; Bridgeport – dismissal affirmed by Connecticut Supreme Court; County of Camden – dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami – dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans – dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia – U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington – dismissed by trial court, no appeal; Boston – voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati – voluntarily withdrawn after a unanimous vote of the city council; Detroit – dismissed by Michigan Court of Appeals, no appeal; Wayne County – dismissed by Michigan Court of Appeals, no appeal; New York State – Court of Appeals denied plaintiff’s petition for leave to appeal the Intermediate Appellate Court’s dismissal, no further appeal; Newark – Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden – dismissed on July 7, 2003, not reopened; Jersey City – voluntarily dismissed and not re-filed; St. Louis – Missouri Supreme Court denied plaintiffs’ motion to appeal Missouri Appellate Court’s affirmance of dismissal; Chicago – Illinois Supreme Court denied plaintiffs’ petition for rehearing; and Los Angeles City, Los Angeles County, San Francisco – Appellate Court affirmed summary judgment in favor of defendants, no further appeal; and Cleveland – dismissed on January 24, 2006 for lack of prosecution.
     The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as “machine guns” under the city’s “strict liability” law. On April 21, 2005, the D.C. Court of Appeals, in an en banc hearing, unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing “strict liability” for manufacturers of “machine guns.” Based on present information, none of the Company’s products has been identified with any of the criminal assaults which form the basis of the individual claims. The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case has been remanded to the trial court for further proceedings. The defendants subsequently have moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
     The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. The defendants have filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act. The motion is pending.
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
     Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the “Protection of Lawful Commerce in Arms Act” was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims, including the previously reported Arnold case in Pennsylvania, as well as the municipal cases described above.
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
     The Company self-insures a significant amount of its product liability, workers compensation, medical, and other insurance. It also carries significant deductible amounts on various insurance policies.
     The valuation of the future defined benefit pension obligations at December 31, 2005 indicated that these plans were underfunded. While this estimation has no bearing on the actual funded status of the pension plans, it resulted in a cumulative other comprehensive loss of $12.2 million on the Company’s balance sheet at December 31, 2005.
     The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
     Inflation’s effect on the Company’s operations is most immediately felt in cost of products sold because the Company values inventory on the LIFO basis. Generally under this method, the cost of products sold reported in the financial statements approximates current costs, and thus, reduces distortion in reported income which would result from the slower recognition of increased costs when other methods are used. The use of historical cost depreciation has a beneficial effect on cost of products sold. The Company’s results continue to be adversely affected by the significant inflation in the cost of certain commodities, particularly titanium, steel, and utilities.
Adjustments to Critical Accounting Policies
     The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s Annual Report on Form 10-K filed on May 1, 2006, or the judgment affecting the application of those estimates and assumptions.
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
Evaluation
     The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Treasurer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As of December 31, 2005, the Company did not maintain sufficient controls over the calculation of the LIFO index. This control deficiency resulted in an audit adjustment to the LIFO reserve and cost of sales as of and for the year ended December 31, 2005. Additionally, this control deficiency resulted in the restatement of the financial statements as of and for the year ended December 31, 2004. Also, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Conclusions
     Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO. However, in the first quarter of 2006, the Company remedied the aforementioned material weakness in the Company’s internal control over financial reporting. Specifically, the Company has implemented additional procedures related to the review of data used in the LIFO index calculation.
     Based on their evaluation, the Company’s Interim Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures are effective.
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
     The Company has reported all cases instituted against it through December 31, 2005, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.
     One case was formally instituted against the Company during the three months ended March 31, 2006, which involved significant demands for compensatory and/or punitive damages and in which the Company has been served with process.
     Fore v. Company (SC) in the Court of Common Pleas in Anderson, South Carolina. The complaint alleges that the plaintiff was fatally injured when she dropped a shirt that had a DM-22 derringer (a non-Ruger firearm) in its front pocket and it discharged. Compensatory damages, punitive damages, and attorney’s fees and costs are demanded by plaintiff.
     During the three months ending March 31, 2006, one previously reported case was settled.

Case Name	Jurisdiction
Sisemore	Arkansas
     The settlement amount was within the Company’s limits of its self-insurance coverage.
     On September 26, 2005, the previously reported City of Cleveland case was dismissed without prejudice for lack of prosecution by the plaintiff. The plaintiff was given until January 23, 2006 to re-file, which it did not do. The case is now closed.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from the information provided in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

STURM, RUGER & COMPANY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 9, 2006	S/THOMAS A. DINEEN

Thomas A. Dineen
Principal Financial Officer,
Treasurer and Chief Financial Officer