Form 10-Q
period 2006-06-30
STURM RUGER & CO INC
filed 2006-08-07
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock as of July 31, 2006: Common Stock, $1 par value - 26,910,720.

INDEX
STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
    STURM, RUGER & COMPANY, INC.
    CONDENSED BALANCE SHEETS
       (Dollars in thousands, except per share data)

	June 30,	December 31,
	2006	2005
		(Note)
Assets

Current Assets
Cash and cash equivalents	$3,314	$4,057
Short-term investments	28,334	21,926
Trade receivables, less allowances for doubtful accounts ($370 and $351) and discounts ($19 and $346)	16,128	15,777
Inventories:
Finished products	10,398	9,997
Materials and products in process	40,005	38,729

	50,403	48,726

Deferred income taxes	6,558	6,018
Prepaid expenses and other current assets	2,273	5,442

Total current assets	107,010	101,946

Property, plant and equipment	156,653	155,174
Less allowances for depreciation	(133,979)	(131,808)

	22,674	23,366
Deferred income taxes	3,000	3,200
Other assets	10,358	11,127

Total Assets	$143,042	$139,639

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
    STURM, RUGER & COMPANY, INC.
    CONDENSED BALANCE SHEETS
      (Dollars in thousands, except per share data)

	June 30,	December 31,
	2006	2005
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$3,056	$3,619
Product liability	988	1,207
Employee compensation and benefits	8,487	7,544
Workers’ compensation	5,254	5,119
Income taxes payable	1,192	935

Total current liabilities	18,977	18,424

Accrued pension liability	8,689	8,648
Product liability accrual	912	989
Contingent liabilities — Note 8	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1: Authorized shares 50,000; none issued	—	—
Common Stock, par value $1: Authorized shares - 40,000,000; issued and outstanding 26,910,700	26,911	26,911
Additional paid-in capital	2,526	2,508
Retained earnings	97,202	94,334
Accumulated other comprehensive income (loss)	(12,175)	(12,175)

Total Stockholders’ Equity	114,464	111,578

Total Liabilities and Stockholders’ Equity	$143,042	$139,639

Note:
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Firearms sales	$29,222	$28,720	$70,047	$67,821
Castings sales	6,054	5,675	12,656	10,835

Net sales	35,276	34,395	82,703	78,656

Cost of products sold	27,819	28,750	66,107	61,163

Gross profit	7,457	5,645	16,596	17,493

Expenses:
Selling	3,898	4,149	8,017	8,210
General and administrative	1,780	1,634	4,504	3,262

	5,678	5,783	12,521	11,472

Operating income (loss)	1,779	(138)	4,075	6,021

Other income-net	639	135	712	121

Income (loss) before income taxes	2,418	(3)	4,787	6,142

Income taxes	970	(1)	1,919	2,463

Net income (loss)	$1,448	($2)	$2,868	$3,679

Earnings(loss) per share
Basic	$0.06	($0.00)	$0.11	$0.14

Diluted	$0.06	($0.00)	$0.11	$0.14

Cash dividends per share	$0.00	$0.10	$0.00	$0.20

Average shares outstanding (000’s)
Basic	26,911	26,911	26,911	26,911

Diluted	26,912	26,911	26,912	26,911

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005

Cash Provided by Operating Activities	$7,313	$6,870

Investing Activities
Property, plant and equipment additions	(1,648)	(1,694)
Purchases of short-term investments	(63,465)	(66,608)
Proceeds from maturities of short-term investments	57,057	66,134

Cash used in investing activities	(8,056)	(2,168)

Financing Activities
Dividends paid	—	(5,382)

Cash used by financing activities	—	(5,382)

(Decrease) in cash and cash equivalents	(743)	(680)

Cash and cash equivalents at beginning of period	4,057	4,841

Cash and cash equivalents at end of period	$3,314	$4,161

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006
NOTE 1 — BASIS OF PRESENTATION
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
     In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
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
     Stock Incentive and Bonus Plans: At June 30, 2006, the Company has two stock-based compensation plans. Readers should refer to both Item 12 and Note 1 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional information related to these stock-based compensation plans.
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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
     Under the modified prospective approach, the provisions of SFAS 123(R) apply to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the quarter and six months ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
     The following table summarizes the stock option activity for the six months ended June 30, 2006:

				Weighted Average
		Weighted	Weighted	Remaining
		Average	Average Grant	Contractual Life
	Shares	Exercise Price	Date Fair Value	(Years)

Outstanding At December 31, 2005	1,020,000	$11.50	$1.89	3.3
Granted	60,000	6.15	2.83	10.0
Exercised	—	—	—	—
Canceled	(315,000)	11.89	2.00	2.8

Outstanding at June 30, 2006	765,000	$10.92	$1.90	3.6

Exercisable Options Outstanding at June 30, 2006	705,000	$11.23	$1.84	3.1

Non-Vested Options at June 30, 2006	60,000	$7.33	$2.68	9.8

     As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the six months ended June 30, 2006 are $35,000 and $21,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25 for stock option grants. Basic and diluted earnings per share were unchanged.
     There were no stock options exercised during the six months ended June 30, 2006. There were 60,000 options granted during the six months ended June 30, 2006.
     If the Company would have adopted Statement 123(R) for the six month period ended June 30, 2005, the Company’s income before income taxes and net income for that period would have been $16,000 and $9,000 lower, respectively, than the amounts previously reported and basic and diluted earnings per share would have been unchanged.
     The Company uses the Black-Sholes option pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions: dividend yield of 0.0%, expected volatility of 44.9%, risk free rate of return of 5.0%, and expected lives of 5 years.
     Non-vested stock options at June 30, 2006 total 60,000. At June 30, 2006, there was $231,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 2.75 years.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
     At June 30, 2006, there were 1.1 million shares available for future stock option grants to employees under existing plans, and no shares available for future stock option grants to directors under existing plans. At June 30, 2006 the aggregate intrinsic value of exercisable options was zero. The Company has reserved 2.2 million of authorized and unissued shares of its common stock for issuance of stock under its stock options plans.
     Recent Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit. The provisions of FIN 48 are effective for the Company as of January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company.
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
NOTE 4—INCOME TAXES
     The Company’s 2006 and 2005 effective tax rate differs from the statutory tax rate due principally to state income taxes. Income tax payments totaled $12,000 for the six months ended June 30, 2006. Total income tax payments during the three months ended June 30, 2005 were $3.0 million.
NOTE 5 — PENSION PLANS
     The Company sponsors two defined benefit pension plans which cover substantially all employees. A third defined benefit plan is non-qualified and covers certain executive officers of the Company. The estimated cost of these plans is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Service cost	$406	$319	$811	$665

Interest cost	821	650	1,642	1,355

Expected return on plan assets	(993)	(763)	(1,986)	(1,592)

Amortization of prior service cost	65	67	131	141

Recognized actuarial gains	256	177	512	370

Net periodic pension cost	$555	$450	$1,110	$939

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
     The Company made contributions totaling $0.5 million related to its defined benefit pension plans in the second quarter of 2006. The Company expects its contribution requirements for its defined benefit pension plans for the balance of 2006 to be approximately $0.5 million.
NOTE 6—BASIC AND DILUTED EARNINGS PER SHARE
     Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. For the three months ended June 30, 2005, the treasury stock method would have been antidilutive, therefore the weighted average number of common shares were used for this period’s diluted earnings per share calculation. This resulted in diluted weighted-average shares outstanding for the three and six months ended June 30, 2006 of 26,912,000, and diluted weighted-average shares outstanding for the three and six months ended June 30, 2005 of 26,911,000.
NOTE 7 — COMPREHENSIVE INCOME
     As there were no non-owner changes in equity during the first six months of 2006 and 2005, total comprehensive income(loss) equals net income(loss) for the three and six months ended June 30, 2006 and 2005, or $1.4 million and $2.9 million, and $0 and $3.7 million, respectively.
NOTE 8 – CONTINGENT LIABILITIES
     As of June 30, 2006, the Company is a defendant in approximately 4 lawsuits allegedly involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:
(i)	those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. No such lawsuits are presently pending; and

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
     Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities, and counties based, among other reasons, recently enacted Federal legislation established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.
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
     The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as “machine guns” under the city’s “strict liability” law. On April 21, 2005, the D.C. Court of Appeals, in an en banc hearing, unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing “strict liability” for manufacturers of “machine guns.” Based on present information, none of the Company’s products has been identified with any of the criminal assaults which form the basis of the individual claims. The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case was remanded to the trial court for further

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
proceedings. The defendants subsequently moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act, which motion was granted on May 22, 2006. The individual plaintiffs and the District of Columbia, which has subrogation claims in regard to the individual plaintiffs, have appealed.
     The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. The defendants have filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act. The motion is pending.
     In the previously reported New York City municipal case, the defendants moved to dismiss the suit pursuant to the Protection of Lawful Commerce in Arms Act. The trial judge found the Act to be constitutional but denied the defendants’ motion to dismiss the case, stating that the Act was not applicable to the suit. The defendants were given leave to appeal and in fact have appealed the decision to the U.S. Court of Appeals for the Second Circuit. That appeal is pending.
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
     Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the “Protection of Lawful Commerce in Arms Act” was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims, including the municipal cases described above. On June 22, 2006, in the previously reported Arnold case, the motion to dismiss based on the Act was denied. Interlocutory appellate remedies are being pursued.
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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
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
     The Company has reported all cases instituted against it through March 31, 2006 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Sales
Firearms	$29,222	$28,720	$70,047	$67,821
Castings
Unaffiliated	6,054	5,675	12,656	10,835
Intersegment	3,406	3,007	8,056	8,671

	9,460	8,682	20,712	19,506
Eliminations	(3,406)	(3,007)	(8,056)	(8,671)

	$35,276	$34,395	$82,703	$78,656

Income (Loss) Before
Income Taxes
Firearms	$1,596	($209)	$5,012	$6,170
Castings	(18)	(4)	(1,257)	(337)
Corporate	840	210	1,032	309

	$2,418	($3)	$4,787	$6,142

			June 30,	December 31,
			2006	2005

Identifiable Assets
Firearms			$71,908	$73,035
Castings			18,945	17,751
Corporate			52,189	48,853

			$143,042	$139,639

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
Results of Operations
     Consolidated net sales of $35.3 million were achieved by the Company for the three months ended June 30, 2006. This represents an increase of 2.6% from 2005 consolidated net sales of $34.4 million in the comparable prior year period. Sales for the six month period ended June 30, 2006 were $82.7 million, an increase of $4.0 million over sales of $78.7 million in the comparable 2005 period.
     Firearms segment net sales increased by $0.5 million, or 1.7%, in the second quarter of 2006 to $29.2 million from $28.7 million in the second quarter of the prior year. For the six months ended June 30, 2006 firearms segment net sales increased by $2.2 million, to $70.0 million from $67.8 million in the corresponding 2005 period. Firearms unit shipments decreased 8.0% for the three month period ended June 30, 2006 and 3.0% for the six month period ended June 30, 2006 from the comparable 2005 periods. For the quarter ended June 30, 2006, shipments of revolvers and pistols exceeded the second quarter of 2005, while rifle and shotgun shipments were below the second quarter of 2005.
     The increase in pistol shipments is attributable to a dealer-driven rebate program announced in June of 2006, and the increase in revolvers is due to greater availability of revolver models in greater demand. The decrease in rifle shipments for the three months ended June 30, 2006 is due to the popularity of a dealer-driven rebate program for 10/22 rifles in effect in May and June of 2005. A favorable shift in product mix, coupled with modest price increases and the modification of our sales discount programs resulted in the 2% increase in sales, despite the reduction in shipments.
     For the six months ended June 30, 2006, the increased shipments of revolvers was offset by a decline in shipments of rifles, pistols and shotguns. The decrease in rifle shipments for the six months ended June 30, 2006 is due to the popularity of the aforementioned dealer-driven rebate program for 10/22 rifles in effect in May and June of 2005. The decrease in pistol shipments for the six months ended June 30, 2006 is primarily attributable to the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
shipment of 5,000 KP95D pistols to the U.S. Army and Tank-automotive and Armaments Command in January of 2005. A favorable shift in product mix, coupled with modest price increases and the modification of our sales discount programs resulted in the 2% increase in sales, despite the reduction in shipments.
     Casting segment net sales increased by $0.4 million or 6.7% to $6.1 million for the three month period ended June 30, 2006 from the three month period ended June 30, 2005. For the six month period ended June 30, 2006 casting segment net sales increased 16.8% or $1.9 million to $12.7 million. Increased sales were primarily generated from existing customers in a variety of industries.
     Despite the favorable trend in sales, the Company’s inability to develop a realistic and achievable strategic plan for titanium castings has resulted in the decision to cease titanium castings operations. The cessation of titanium casting operations is targeted for the first quarter of 2007. Titanium casting sales accounted for $5.6 million or 44% of casting sales for the six months ended June 30, 2006.
     Consolidated cost of products sold for the three and the six months ended June 30, 2006 were $27.8 million and $66.1 million compared to $28.8 million and $61.2 million for the three and six months ended June 30, 2005, representing a decrease of 3.2% and an increase of 8.1%. The decrease for the three months ended June 30, 2006 reflects a favorable book-to-physical inventory adjustment recorded in the second quarter of 2006, decreased firearm unit shipments, partially offset by increased firearm and casting production expenses and increased casting sales. The increase for the six months is attributable to increased firearm and casting production expenses and increased casting sales, partially offset by the aforementioned favorable book-to-physical inventory adjustment recorded in the second quarter of 2006.
     For the second quarter of 2006, gross profit as a percent of sales increased to 21.1% from 16.4% in the second quarter of 2005. Gross profit as a percentage of net sales was 20.1% for the six month period ended June 30, 2006 as compared to 22.2% in the comparable 2005 period. Margin improvement during the three month period ended June 30, 2006 resulted from the favorable inventory adjustment, partially offset by less efficient firearms and castings production. Gross margin deterioration for the six month period ended June 30, 2006 resulted from less efficient firearms and castings production, partially offset by the aforementioned favorable book-to-physical inventory adjustment recorded in the second quarter of 2006.
     Selling, general and administrative expenses were $5.7 million and $12.5 million for the three and six months ended June 30, 2006, respectively, representing a decrease of 1.8% for the quarter and an increase of 9.1% for the six months. The slight decrease for the three months ended June 30, 2006 reflects a decline in several marketing initiatives. The increases for the six months ended June 30, 2006 were primarily attributable to increased personnel-related expenses including $0.7 million related to the retirement of the former Chairman and Chief Executive Officer, and additional firearm promotional expenses.
     Other income-net for the three and six months ended June 30, 2006 was $0.6 million and $0.7 million, respectively, compared to $0.1 million for both of the comparable periods ended June 30, 2005. The increase in the quarter and six months is attributable to increased interest rates on the Company’s short-term investments and the sale of non-manufacturing real estate in the second quarter of 2006.
     The effective income tax rate of 40.1% in the three months and six months ended June 30, 2006 remained consistent with the income tax rate in the corresponding 2005 periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
     As a result of the foregoing factors, consolidated net income for the three months ended June 30, 2006 increased $1.4 million from a breakeven for the three months ended June 30, 2005, and decreased $0.8 million, or 22.1%, from $3.7 million for the six months ended June 30, 2005 to $2.9 million for the six months ended June 30, 2006.
Financial Condition
Operations
     At June 30, 2006, the Company had cash, cash equivalents and short-term investments of $31.6 million, working capital of $88.0 million and a current ratio of 5.6 to 1.
     Cash provided by operating activities was $7.3 million and $6.9 million for the six months ended June 30, 2006 and 2005, respectively. The slight increase in cash provided is principally a result of various fluctuations in operating asset and liability accounts during the first six months of 2006 compared to the first six months of 2005.
     Until November 30, 2004, the Company followed a common industry practice of offering a “dating plan” to its firearms customers on selected products, which allowed the customer to buy the products commencing in December, the start of the Company’s marketing year, and pay for them on extended terms. Discounts were offered for early payment. The dating plan provided a revolving payment plan under which payments for all shipments made during the period December through February were made by April 30. Shipments made in subsequent months were paid for within a maximum of 120 days. On December 1, 2004, the Company modified the payment terms on these selected products whereby payment was due 45 days after shipment. Discounts were offered for early payment. On December 1, 2005, the Company effectively discontinued the dating plan. The dating plan receivable balance was $5.9 million at June 30, 2005.
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
Investing and Financing
     Capital expenditures during the six months ended June 30, 2006 totaled $1.6 million. For the past two years capital expenditures averaged approximately $1.4 million per quarter. In 2006, the Company expects to spend approximately $4 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.
     There were no dividends paid for the six months ended June 30, 2006. On October 20, 2005, the Company’s Board of Directors voted to forgo the quarterly dividend. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
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
Firearms Litigation
     The Company is a defendant in approximately four lawsuits allegedly involving its products and is aware of certain other such claims. The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities, counties, and a state attorney general based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions. Also, “The Protection of Lawful Commerce in Arms Act” signed into law on October 26, 2005 on its face requires dismissal of such claims.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
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
     The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as “machine guns” under the city’s “strict liability” law. On April 21, 2005, the D.C. Court of Appeals, in an en banc hearing, unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing “strict liability” for manufacturers of “machine guns.” Based on present information, none of the Company’s products has been identified with any of the criminal assaults which form the basis of the individual claims. The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case was remanded to the trial court for further proceedings. The defendants subsequently moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act, which motion was granted on May 22, 2006. The individual plaintiffs and the District of Columbia, which has subrogation claims in regard to the individual plaintiffs, have appealed.
     The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. The defendants have filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act. The motion is pending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
     In the previously reported New York City municipal case, the defendants moved to dismiss the suit pursuant to the Protection of Lawful Commerce in Arms Act. The trial judge found the Act to be constitutional but denied the defendants’ motion to dismiss the case, stating that the Act was not applicable to the suit. The defendants were given leave to appeal and in fact have appealed the decision to the U.S. Court of Appeals for the Second Circuit. That appeal is pending.
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
     Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the “Protection of Lawful Commerce in Arms Act” was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims, including the municipal cases described above. On June 22, 2006, in the previously reported Arnold case, the motion to dismiss based on the Act was denied. Interlocutory appellate remedies are being pursued.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Adjustments to Critical Accounting Policies
     The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s Annual Report on Form 10-K filed on May 1, 2006, or the judgment affecting the application of those estimates and assumptions.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit. The provisions of FIN 48 are effective for the Company as of January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As of December 31, 2005, the Company did not maintain sufficient controls over the calculation of the LIFO index. This control deficiency resulted in an audit adjustment to the LIFO reserve and cost of sales as of and for the year ended December 31, 2005. Additionally, this control deficiency resulted in the restatement of the financial statements as of and for the year ended December 31, 2004. Also, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness.
Conclusions
     Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO. However, in the first quarter of 2006, the Company remediated the aforementioned material weakness in the Company’s internal control over financial reporting. Specifically, the Company has implemented additional procedures related to the review of data used in the LIFO index calculation.
     Based on their evaluation, the Company’s Interim Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures are effective.
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
     The Company has reported all cases instituted against it through March 31, 2006, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.
     No cases were formally instituted against the Company during the three months ended June 30, 2006.
     During the three months ending June 30, 2006, no previously reported cases were settled.
     On April 20, 2006, in the previously reported Fore case, the claims against the Company were dismissed by stipulation of both parties. The product in question was not manufactured by the Company.
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
Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2006 Annual Meeting of the Stockholders of the Company was held on May 24, 2006. The table below sets forth the results of the votes taken at the 2006 Annual Meeting:

1.	Election of Directors	Votes For	Votes Withheld
	James E. Service	18,808,661	6,084,246
	Stephen L. Sanetti	19,077,057	5,815,850
	John M. Kingsley, Jr.	17,656,515	7,236,392
	Richard T. Cunniff	18,806,452	6,086,455
	John A. Cosentino, Jr.	18,823,970	6,068,937

2.	Ratification of McGladrey & Pullen, LLP as Auditors for 2006
	Votes For	Votes Against	Abstain
	19,554,122	182,891	5,155,894
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a)	Exhibits:
31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

STURM, RUGER & COMPANY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: August 4, 2006	S/THOMAS A. DINEEN Thomas A. Dineen
Principal Financial Officer,
Treasurer and Chief Financial Officer