Form 10-Q
period 2006-09-30
STURM RUGER & CO INC
filed 2006-11-07
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_______________ to _______________
Commission file number 1-10435
STURM, RUGER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0633559

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Lacey Place, Southport, Connecticut	06890

(Address of principal executive offices)	(Zip code)
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
      The number of shares outstanding of the issuer’s common stock as of October 31, 2006: Common Stock, $1 par value — 22,638,720.

INDEX
STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     STURM, RUGER & COMPANY, INC.
      CONDENSED BALANCE SHEETS
          (Dollars in thousands, except share data)

	September 30,	December 31,
	2006	2005
		(Note)

Assets

Current Assets
Cash and cash equivalents	$6,618	$4,057
Short-term investments	4,973	21,926
Trade receivables, net	21,743	15,777

Gross inventories	105,592	111,462
Less LIFO reserve	(62,119)	(59,599)
Less excess and obsolescence reserve	(2,893)	(3,137)

Net inventories	40,580	48,726

Deferred income taxes	6,115	6,018
Prepaid expenses and other current assets	3,362	5,442

Total current assets	83,391	101,946

Property, plant and equipment	157,418	155,174
Less allowances for depreciation	(135,145)	(131,808)

Net property, plant and equipment	22,273	23,366

Deferred income taxes	2,993	3,200
Other assets	10,348	11,127

Total Assets	$119,005	$139,639

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
      STURM, RUGER & COMPANY, INC.
      CONDENSED BALANCE SHEETS
          (Dollars in thousands, except share data)

	September 30,	December 31,
	2006	2005
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$3,770	$3,619
Product liability	962	1,207
Employee compensation and benefits	8,215	7,544
Workers’ compensation	5,351	5,119
Income taxes payable	930	935

Total current liabilities	19,228	18,424

Accrued pension liability	8,646	8,648
Product liability accrual	895	989
Contingent liabilities — Note 8	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1: Authorized shares — 40,000,000; issued and outstanding 22,638,720 and 26,910,720	22,639	26,911
Additional paid-in capital	2,547	2,508
Retained earnings	77,225	94,334
Accumulated other comprehensive income (loss)	(12,175)	(12,175)

Total Stockholders’ Equity	90,236	111,578

Total Liabilities and Stockholders’ Equity	$119,005	$139,639

Note:
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Firearms sales	$34,378	$29,006	$104,425	$96,826
Castings sales	7,234	6,084	19,890	16,918

Net sales	41,612	35,090	124,315	113,744

Cost of products sold	36,378	30,190	102,485	91,351

Gross profit	5,234	4,900	21,830	22,393

Expenses:
Selling	3,367	4,841	11,385	13,051
General and administrative	1,530	1,729	6,034	4,991

	4,897	6,570	17,419	18,042

Operating income (loss)	337	(1,670)	4,411	4,351

Other income-net	1,261	35	1,974	156

Income (loss) before income taxes	1,598	(1,635)	6,385	4,507

Income taxes	641	(656)	2,560	1,807

Net income (loss)	$957	$(979)	$3,825	$2,700

Earnings(loss) per share
Basic	$0.04	$(0.04)	$0.14	$0.10

Diluted	$0.04	$(0.04)	$0.14	$0.10

Cash dividends per share	$0.00	$0.10	$0.00	$0.30

Average shares outstanding (000’s)
Basic	26,679	26,911	26,832	26,911

Diluted	26,684	26,911	26,835	26,911

Actual shares outstanding as of September 30, 2006 were 22,638,720.
See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005

Operating Activities
Net income	$3,825	$2,700
Adjustments to reconcile net income to cash provided by (use in) operating activities:
Depreciation	3,515	4,273
Gain on sale of assets	(998)	—
Deferred income taxes	111	611
Changes in operating assets and liabilities:
Trade receivables	(5,966)	(3,518)
Inventories	8,146	(3,230)
Trade accounts payable and other liabilities	1,089	21
Product liability	(339)	(456)
Prepaid expenses and other assets	2,023	(1,223)
Income taxes	(5)	142

Cash Provided by (Used in) Operating Activities	$11,401	$(680)

Investing Activities
Property, plant and equipment additions	(2,417)	(2,777)
Proceeds from the sale of assets	1,829	—
Purchases of short-term investments	(87,064)	(91,412)
Proceeds from maturities of short-term investments	104,017	101,396

Cash provided by investing activities	16,365	7,207

Financing Activities
Repurchase and retirement of common stock	(25,205)	—
Dividends paid	—	(8,073)

Cash used in financing activities	(25,205)	(8,073)

Increase (decrease) in cash and cash equivalents	2,561	(1,546)

Cash and cash equivalents at beginning of period	4,057	4,841

Cash and cash equivalents at end of period	$6,618	$3,295

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006
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
      In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
      Organization: Sturm, Ruger & Company, Inc. (“Company”) is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company’s design and manufacturing operations are located in the United States. Sales for the three and nine months ended September 30, 2006 were 95% domestic and 5% export. The Company’s firearms are sold through a select number of independent wholesale distributors to the sporting and law enforcement markets. Investment castings are sold either directly or through manufacturers’ representatives to companies in a wide variety of industries.
      Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Prior Year Balances: Certain prior year balances may have been reclassified to conform with current year presentation.
      Stock Incentive and Bonus Plans: At September 30, 2006, the Company has two stock-based compensation plans. Readers should refer to both Item 12 and Note 1 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional information related to these stock-based compensation plans.
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

      Under the modified prospective approach, the provisions of SFAS 123(R) apply to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the quarter and nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
      The following table summarizes the stock option activity for the nine months ended September 30, 2006:

				Weighted Average
		Weighted	Weighted	Remaining
		Average	Average Grant	Contractual Life
	Shares	Exercise Price	Date Fair Value	(Years)

Outstanding At December 31, 2005	1,020,000	$11.50	$1.89	3.3
Granted	560,000	7.11	3.27	10.0
Exercised	—	—	—	—
Canceled	(315,000)	11.89	2.00	2.8

Outstanding at September 30, 2006	1,265,000	$9.46	$2.47	6.1

Exercisable Options Outstanding at September 30, 2006	710,000	$11.22	$1.84	2.9

Non-Vested Options at September 30, 2006	555,000	$7.20	$3.27	10.0

      As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three and nine months ended September 30, 2006 were reduced by $34,000 and $21,000, and $64,000 and $38,000, respectively, than if it had continued to account for share-based compensation under Opinion 25 for stock option grants. Basic and diluted earnings per share were unchanged.
      If the Company would have adopted Statement 123(R) for the three and nine month period ended September 30, 2005, the Company’s income before income taxes and net income for that period would have been reduced by $11,000 and $7,000, and $27,000 and $16,000, respectively, than the amounts previously reported and basic and diluted earnings per share would have been unchanged.
      The Company uses the Black-Sholes option pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions: dividend yield of 0.0%, expected volatility of 44.9%, risk free rate of return of 5.0%, and expected lives of 5 years.
      Non-vested stock options at September 30, 2006 total 555,000. At September 30, 2006, there was $1,836,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 5 years.

      At September 30, 2006, there were 900,000 shares available for future stock option grants to employees under existing plans, and no shares available for future stock option grants to directors under existing plans. At September 30, 2006 the aggregate intrinsic value of exercisable options was zero. The Company has reserved 2.2 million of authorized and unissued shares of its common stock for issuance of stock under its stock options plans.
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
      In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which requires an employer to recognize the over-funded or under-funded status of defined benefit and other postretirement plans (other than a multiemployer plan) as an asset or liability on its consolidated balance sheet. Actuarial gains and losses and prior service costs and credits that have not yet been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income. These changes modify the required disclosures for defined benefit and other postretirement plans. The statement is effective for fiscal years ending after December 15, 2006. We do not expect the adoption of this statement to have a material impact on our results of operations or cash flows.
NOTE 3—INVENTORIES
      Inventories are valued using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. During 2006, inventory quantities have been reduced. This expected reduction will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although a reduction in inventory levels is expected to remain through year-end, the effect of a liquidation cannot be quantified at the present time. If a liquidation does occur in 2006, management believes that the impact may be material to the financial statements.
      Inventories consist of the following (in thousands):

	September 30,2006	December 31, 2005
Finished products	$7,123	$9,997
Materials and work in process	33,457	38,729

Net inventories	$40,580	$48,726

NOTE 4—INCOME TAXES
      The Company’s 2006 and 2005 effective tax rate differs from the statutory tax rate due principally to state income taxes. Income tax payments totaled $14,000 for the nine months ended September 30, 2006. Total income tax payments during the nine months ended September 30, 2005 were $3.1 million.

NOTE 5 — PENSION PLANS
      The Company sponsors two defined benefit pension plans which cover substantially all employees. A third defined benefit plan is non-qualified and covers certain executive officers of the Company. The estimated cost of these plans is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Service cost	$406	$332	$1,216	$997

Interest cost	821	677	2,463	2,032

Expected return on plan assets	(993)	(795)	(2,980)	(2,387)

Amortization of prior service cost	66	70	198	211

Recognized actuarial gains	256	185	768	555

Net periodic pension cost	$556	$469	$1,665	$1,408

      The Company made contributions totaling $0.5 million related to its defined benefit pension plans in the third quarter of 2006. The Company expects its contribution requirements for its defined benefit pension plans for the balance of 2006 to be approximately $0.5 million.
NOTE 6—BASIC AND DILUTED EARNINGS PER SHARE
      Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. On September 26, 2006, the Company repurchased 4,272,000 shares of its common stock, representing 15.9% of the outstanding shares from entities controlled by members of the Ruger family at a price of $5.90 per share. This transaction reduced the weighted average number of common shares outstanding to 26,679,000 shares and 26,832,000 shares for the three and nine months ended September 30, 2006, respectively. For both the three and nine months ended September 30, 2005, the weighted average number of common shares outstanding was 26,911,000 shares.
      Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the three and nine months ended September 30, 2006 of 26,684,000 shares and 26,835,000, respectively. For both the three and nine months ended September 30, 2005, the diluted weighted average number of common shares outstanding was 26,911,000 shares.
      Shares outstanding as of September 30, 2006 were 22,638,720.
NOTE 7 — COMPREHENSIVE INCOME
      As there were no non-owner changes in equity during the first nine months of 2006 and 2005, total comprehensive income(loss) equals net income(loss) for the three and nine months ended September 30, 2006 and 2005, or $1.0 million and $3.8 million, and $(1.0) and $2.7 million, respectively.

NOTE 8 — CONTINGENT LIABILITIES
      As of September 30, 2006, the Company is a defendant in approximately five lawsuits allegedly involving its products and is aware of certain other such claims. Lawsuits and claims fall into two categories:
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
      Of the lawsuits brought by municipalities or a state Attorney General, twenty have been concluded: Atlanta — dismissal by intermediate Appellate Court, no further appeal; Bridgeport — dismissal affirmed by Connecticut Supreme Court; County of Camden — dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami — dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans — dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia — U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington — dismissed by trial court, no appeal; Boston — voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati — voluntarily withdrawn after a unanimous vote of the city council; Detroit — dismissed by Michigan Court of Appeals, no appeal; Wayne County — dismissed by Michigan Court of Appeals, no appeal; New York State — Court of Appeals denied plaintiff’s petition for leave to appeal the Intermediate Appellate Court’s dismissal, no further appeal; Newark — Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden — dismissed on July 7, 2003, not reopened; Jersey City — voluntarily dismissed and not re-filed; St. Louis — Missouri Supreme Court denied plaintiffs’ motion to appeal Missouri Appellate Court’s affirmance of dismissal; Chicago — Illinois Supreme Court denied plaintiffs’ petition for rehearing; and Los Angeles City, Los Angeles County, San Francisco — Appellate Court affirmed summary judgment in favor of defendants, no further appeal; and Cleveland — dismissed on January 24, 2006 for lack of prosecution.
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
      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. The defendants filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act. The motion was denied on October 23, 2006 based on the trial court’s view that the Act is unconstitutional. Interlocutory appellate remedies are being pursued. The case is set for trial in 2009.
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
      Punitive damages, as well as compensatory damages, are commonly demanded in many of the lawsuits and claims brought against the Company. Aggregate claimed amounts may exceed product liability accruals and applicable insurance coverage. For claims made before July 10, 2000, coverage is provided on an annual basis for losses exceeding $2 million per claim, or an aggregate maximum loss of $5.5 million annually. For claims made after July 10, 2000, coverage is provided on an annual basis for losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.
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
      A range of reasonably possible loss relating to unfavorable outcomes cannot be made. Currently, there are no product liability cases in which a dollar amount of damages is claimed. If there were cases with claimed damages, the amount of damages claimed would be set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.
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
      The Company has reported all cases instituted against it through June 30, 2006 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

NOTE 9—OPERATING SEGMENT INFORMATION
      The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment consists of two operating divisions which manufacture and sell titanium and steel investment castings. In July 2006, the Company announced the cessation of titanium castings operations, expected to be completed in the first quarter of 2007. The Company continues to manufacture and sell steel investment castings for a wide variety of customers and end uses. Selected operating segment financial information follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Sales
Firearms	$34,378	$29,006	$104,425	$96,826
Castings
Unaffiliated	7,234	6,084	19,890	16,918
Intersegment	2,330	5,123	10,386	13,794

	9,564	11,207	30,276	30,712
Eliminations	(2,330)	(5,123)	(10,386)	(13,794)

	$41,612	$35,090	$124,315	$113,744

Income (Loss) Before
Income Taxes
Firearms	$627	$(1,510)	$5,639	$4,660
Castings	540	(367)	(717)	(704)
Corporate	431	242	1,463	551

	$1,598	$(1,635)	$6,385	$4,507

	September 30,	December 31,
	2006	2005

Identifiable Assets
Firearms	$70,014	$73,035
Castings	18,498	17,751
Corporate	30,493	48,853

	$119,005	$139,639

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
      Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms and precision investment castings. The Company’s design and manufacturing operations are located in the United States. Substantially all sales are domestic.
      The Company is the only U.S. firearms manufacturer which offers products in all four industry product categories — rifles, shotguns, pistols, and revolvers. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.
      Investment castings are manufactured from titanium and steel alloys. Investment castings are sold either directly to or through manufacturers’ representatives to companies in a wide variety of industries. In July 2006, the Company announced the cessation of titanium castings operations, expected to be completed in the first quarter of 2007. The Company continues to manufacture and sell steel investment castings for a wide variety of customers and end uses.
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
Results of Operations
      Consolidated net sales were $41.6 million for the three months ended September 30, 2006. This represents an increase of $6.5 million or 18.6% from 2005 consolidated net sales of $35.1 million in the comparable prior year period.
      Consolidated net sales for the nine month period ended September 30, 2006 were $124.3 million, an increase of $10.6 million or 9.3% over sales of $113.7 million in the comparable 2005 period.
      Firearms segment net sales were $34.4 million for the three months ended September 30, 2006. This represents an increase of $5.4 million or 18.5% from 2005 firearm net sales of $29.0 million in the comparable prior year period.
      Firearms segment net sales were $104.4 million for the nine months ended September 30, 2006. This represents an increase of $7.6 million or 7.8% from 2005 firearm net sales of $96.8 million in the comparable prior year period.
      Firearms unit shipments increased 36.1% for the three months ended September 30, 2006 due to increased shipments of revolvers and rifles. The increase in revolver shipments for the three months ended September 30, 2006 is due to greater availability of revolver models with stronger demand. The increase in rifle shipments for the three months ended September 30, 2006 is due to strong shipments for the 10/22 rifles, partially offset by reduced shipments of the M77 bolt action rifle which benefited from a dealer-driven rebate in effect in August and September of 2005. A shift in product mix toward firearms with lower unit sales prices resulted in the lesser increase in sales than unit shipments.

      Firearms unit shipments increased 7.5% for the nine months ended September 30, 2006 due to increased shipments of revolvers, partially offset by a decline in shipments of shotguns and pistols. Rifle shipments were consistent with the prior year. The increase in revolver shipments for the nine months ended September 30, 2006 is due to greater availability of revolver models in stronger demand. The decrease in shotgun shipments for the nine months ended September 30, 2006 is due to decreased availability of the side-by-side shotgun, while the decrease in pistol shipments for the nine months ended September 30, 2006 appears to reflect a softening of demand as well as the shipment of 5,000 KP95D pistols to the U.S. Army and Tank-automotive and Armaments Command in January of 2005. A shift in product mix toward firearms with lower unit sales prices resulted in the lesser increase in sales than unit shipments.
      Casting segment net sales were $7.2 million for the three months ended September 30, 2006. This represents an increase of $1.1 million or 18.9% from 2005 casting sales of $6.1 million in the comparable 2005 period.
      Casting segment net sales were $19.9 million for the nine months ended September 30, 2006. This represents an increase of $3.0 million or 17.6% from 2005 casting sales of $16.9 million in the comparable 2005 period.
      The casting sales increases were due primarily to the acceleration of titanium shipments related to the cessation of titanium casting operations, as previously announced by the Company in July 2006. Shipments of titanium castings are expected to conclude in the first quarter of 2007. Titanium casting sales accounted for $9.8 million or 49% of casting sales for the nine months ended September 30, 2006. The Company continues to manufacture and sell steel investment castings for a wide variety of customers and end uses.
      Consolidated cost of products sold were $36.4 million for the three months ended September 30, 2006. This represents an increase of $6.2 million or 20.5% from 2005 consolidated cost of products sold of $30.2 million in the comparable prior year period.
      Consolidated cost of products sold were $102.5 million for the nine months ended September 30, 2006. This represents an increase of $11.1 million or 12.2% from 2005 consolidated cost of products sold of $91.4 million in the comparable prior year period.
      The gross margin as a percent of sales was 12.6% for the three months ended September 30, 2006. This represents a decline from the 2005 gross margin of 14.0% in the comparable prior year period.
      The gross margin as a percent of sales was 17.6% for the nine months ended September 30, 2006. This represents a decline from the 2005 gross margin of 19.7% in the comparable prior year period.

      Our year over year gross margins, for both the three months and nine months ended September 30, 2006, were favorably impacted by stronger sales and lower product liability expense. Concurrently, we reduced the value of our inventory to recognize progress we have made in lowering overhead rates over the past year, resulting in an overall gross margin decline.

	Three Months Ended September 30,
	2006		2005

Net Sales	$41,612	100.0%	$35,090	100.0%

Total cost of products sold, before inventory adjustments and product liability	34,266	82.3%	29,666	84.5%

Gross margin before inventory adjustments and product liability	7,346	17.7%	5,424	15.5%

Inventory adjustments and product liability	2,112		524

Gross margin	$5,234	12.6%	$4,900	14.0%

	Nine Months Ended September 30,
	2006		2005

Net Sales	$124,315	100.0%	$113,744	100.0%

Total cost of products sold, before inventory adjustments and product liability	94,778	76.2%	89,965	79.1%

Gross margin before inventory adjustments and product liability	29,537	23.8%	23,779	20.9%

Inventory adjustments and product liability	7,707		1,386

Gross margin	$21,830	17.6%	$22,393	19.7%

      Selling, general and administrative expenses were $4.9 million and $17.4 million for the three and nine months ended September 30, 2006, respectively, representing a decrease of 25.5% for the quarter and 3.5% for the nine months. The decrease for the three months ended September 30, 2006 reflects a reduction in advertising and sales promotion expenses. The decrease for the nine months ended September 30, 2006 reflects a reduction in advertising and sales promotion expenses, partially offset by increased personnel-related expenses including $0.7 million related to the retirement of the former Chairman and Chief Executive Officer.
      Other income-net for the three and nine months ended September 30, 2006 was $1.3 million and $2.0 million, respectively, compared to $35,000 for the three months and $0.2 million for the nine months ended September 30,

2005. The increase in the quarter ended September 30, 2006 is attributable to the gain on the sale of excess casting machinery and equipment in the third quarter of 2006. The increase in the nine months ended September 30, 2006 is attributable to the aforementioned gain on the sale of excess casting machinery and equipment and the sale of certain non-manufacturing real estate in the first half of 2006.
      The effective income tax rate of 40.1% in the three months and nine months ended September 30, 2006 remained consistent with the income tax rate in the corresponding 2005 periods.
      As a result of the foregoing factors, consolidated net income for the three months ended September 30, 2006 increased to $1.0 million from a loss of ($1.0) for the three months ended September 30, 2005, and increased $1.1 million, or 41.7%, from $2.7 million for the nine months ended September 30, 2005 to $3.8 million for the nine months ended September 30, 2006.
Financial Condition
Operations
      At September 30, 2006, the Company had cash, cash equivalents and short-term investments of $11.6 million. The Company’s working capital of $126.3 million, less the LIFO reserve of $62.1 million, results in adjusted working capital of $64.2 million and a current ratio of 4.3 to 1.
      Cash provided by operating activities was $11.4 million and cash used in operating activities was ($0.7) million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash provided is principally a result of a decrease in inventory, improved net income, and various fluctuations in operating asset and liability accounts during the first nine months of 2006 compared to the first nine months of 2005.
      Until November 30, 2004, the Company followed a common industry practice of offering a “dating plan” to its firearms customers on selected products, which allowed the customer to buy the products commencing in December, the start of the Company’s marketing year, and pay for them on extended terms. Discounts were offered for early payment. The dating plan provided a revolving payment plan under which payments for all shipments made during the period December through February were made by April 30. Shipments made in subsequent months were paid for within a maximum of 120 days. On December 1, 2004, the Company modified the payment terms on these selected products whereby payment was due 45 days after shipment. Discounts were offered for early payment. On December 1, 2005, the Company effectively discontinued the dating plan for domestic customers. The dating plan receivable balance was $10.4 million at September 30, 2005. Total receivables at September 30, 2006 were $21.7 million, only $0.3 million of which were dating plan receivables.
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
Investing and Financing
      Capital expenditures during the nine months ended September 30, 2006 totaled $2.4 million. For the past two years capital expenditures averaged approximately $1.0 million per quarter. In 2006, the Company expects to spend approximately $3.5 million on capital expenditures to upgrade and modernize manufacturing equipment primarily at the Newport Firearms and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

      On September 26, 2006, the Company repurchased 4,272,000 shares of its common stock, representing 15.9% of the outstanding shares from entities controlled by members of the Ruger family at a price of $5.90 per share. The purchase was made with cash held by the Company so no debt was required.
      There were no dividends paid for the nine months ended September 30, 2006. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company does not expect to pay dividends in the near term, but will reconsider a dividend later in 2007.
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
      Until November 30, 1998, the “Brady Law” mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the “Brady Law” and the National Instant Check System have not had a significant effect on the Company’s sales of firearms, nor does it anticipate any impact on sales in the future. On September 13, 1994, the “Crime Bill” banned so-called “assault weapons.” All the Company’s then-manufactured commercially-sold long guns were exempted by name as “legitimate sporting firearms.” This ban expired by operation of law on September 13, 2004. The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.
Firearms Litigation
(The disclosures within “Firearms Litigation” are identical to the disclosures within Footnote #8-Contingent Liabilities.)
      As of September 30, 2006, the Company is a defendant in approximately five lawsuits allegedly involving its products and is aware of certain other such claims. Lawsuits and claims fall into two categories:
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
      Of the lawsuits brought by municipalities or a state Attorney General, twenty have been concluded: Atlanta — dismissal by intermediate Appellate Court, no further appeal; Bridgeport — dismissal affirmed by Connecticut Supreme Court; County of Camden — dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami — dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans — dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia — U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington — dismissed by trial court, no appeal; Boston — voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati — voluntarily withdrawn after a unanimous vote of the city council; Detroit — dismissed by Michigan Court of Appeals, no appeal; Wayne County — dismissed by Michigan Court of Appeals, no appeal; New York State — Court of Appeals denied plaintiff’s petition for leave to appeal the Intermediate Appellate Court’s dismissal, no further appeal; Newark — Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden — dismissed on July 7, 2003, not reopened; Jersey City — voluntarily dismissed and not re-filed; St. Louis — Missouri Supreme Court denied plaintiffs’ motion to appeal Missouri Appellate Court’s affirmance of dismissal; Chicago — Illinois Supreme Court denied plaintiffs’ petition for rehearing; and Los Angeles City, Los Angeles County, San Francisco — Appellate Court affirmed summary judgment in favor of defendants, no further appeal; and Cleveland — dismissed on January 24, 2006 for lack of prosecution.
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
      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. The defendants filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act. The motion was denied on October 23, 2006 based on the trial court’s view that the Act is unconstitutional. Interlocutory appellate remedies are being pursued. The case is set for trial in 2009.
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
      Punitive damages, as well as compensatory damages, are commonly demanded in many of the lawsuits and claims brought against the Company. Aggregate claimed amounts may exceed product liability accruals and applicable insurance coverage. For claims made before July 10, 2000, coverage is provided on an annual basis for losses exceeding $2 million per claim, or an aggregate maximum loss of $5.5 million annually. For claims made after July 10, 2000, coverage is provided on an annual basis for losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.
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
      A range of reasonably possible loss relating to unfavorable outcomes cannot be made. Currently, there are no product liability cases in which a dollar amount of damages is claimed. If there were cases with claimed damages, the amount of damages claimed would be set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.
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
      The Company has reported all cases instituted against it through June 30, 2006 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
       The Company’s management, with the participation of the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the September 30, 2006.

      Based on the evaluation, the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of September 30, 2006, such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s periodic reported filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms
Changes in Internal Controls over Financial Reporting
      Mr. Michael O. Fifer, became Chief Executive Officer of the Company effective September 25, 2006. Prior to Mr. Fifer’s appointment, Stephen L. Sanetti was responsible for evaluating the effectiveness of the Company’s Disclosure Controls and Procedures as Interim Chief Executive Officer of the Company.
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
      The Company has reported all cases instituted against it through June 30, 2006, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.
      One case was formally instituted against the Company during the three months ended September 30, 2006:
      Kasting v. Company, et. al. (IN) in the Johnson County Circuit Court. The plaintiff alleged that the Ruger New Model Super Blackhawk single action revolver was defective when it “blew up” while firing it. Plaintiff further claimed the ammunition was defective and caused the revolver to fail, and claimed that the store which sold him the allegedly defective ammunition was also at fault. On October 12, 2006, the plaintiff agreed to settle the matter with all parties for an amount that is within the Company’s limits of its self-insurance coverage.
      During the three months ending September 30, 2006, no previously reported cases were settled.
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

STURM, RUGER & COMPANY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: November 6, 2006	/s/ THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer,
Treasurer and Chief Financial Officer