Form 10-K/A
period 2005-12-31
STURM RUGER & CO INC
filed 2006-12-08
CIK 95029

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005:
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

EXPLANATORY NOTE:
This Amendment on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Sturm, Ruger & Company, Inc. (the “Company”) for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on May 1, 2006 (the “Original Filing”). It is being filed to amend and restate Item 9A, “Controls and Procedures” to delete the first sentence of the second paragraph of Item 9A which read,
“Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, our controls and procedures over financial reporting were effective except for controls and procedures over the calculation of the LIFO index, which were not effective because of the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting.”
and replace it with the following sentence:
“Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, our controls and procedures over financial reporting were not effective because of the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting.”
Other information contained in the Original Filing has not been updated and we have not taken into account any other events occurring after the Original Filing that might have affected those disclosures. Therefore, you should read this Amendment together with other documents and reports that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original filing.

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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, our controls and procedures over financial reporting were not effective because of the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting.”
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

ITEM 9A—CONTROLS AND PROCEDURES (continued)
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

STURM, RUGER & COMPANY, INC.
(Registrant)

Thomas A. Dineen
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial Officer)

December 6, 2006

Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ MICHAEL O. FIFER	12/06/06	/S/ STEPHEN L. SANETTI	12/06/06
Michael O. Fifer		Stephen L. Sanetti
Chief Executive Officer		President, Director
(Principal Executive Officer)

/S/ JOHN M. KINGSLEY, JR.	12/06/06	/S/ RICHARD T. CUNNIFF	12/06/06
John M. Kingsley, Jr.		Richard T. Cunniff
Director		Director

/S/ JAMES E. SERVICE	12/06/06	/S/ JOHN A. COSENTINO	12/06/06
James E. Service		John A. Cosentino, Jr.
Director		Director

/S/ C. MICHAEL JACOBI C. Michael Jacobi	12/06/06	/S/ RONALD C. WHITAKER. Ronald C. Whitaker	12/06/06
Director		Director

/S/ STEPHEN T. MERKEL	12/06/06
Stephen T. Merkel
Director

ITEM 6. EXHIBITS
31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002