Form 10-K
period 2006-12-31
STURM RUGER & CO INC
filed 2007-03-05
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES ☑  NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.Large accelerated filer ☐      Accelerated filer ☑
Non-accelerated filer ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006:
Common Stock, $1 par value — $175,877,600
The number of shares outstanding of the registrant’s common stock as of February 15, 2007:
Common Stock, $1 par value — 22,638,720 shares
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s Proxy Statement relating to its 2007 Annual Stockholders’ meeting, to be filed subsequently are incorporated by reference into Part III of this Report.
Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held April 24, 2007 are incorporated by reference into Part III (Items 10 through 14) of this Report.

In this Annual Report on Form 10-K, Sturm, Ruger & Company, Inc. (the “Company”) makes forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company including lawsuits filed by mayors, attorneys general and other governmental entities and membership organizations, and the impact of future firearms control and environmental legislation, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.
PART I
ITEM 1—BUSINESS
Company Overview
Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms and precision investment castings. The Company’s design and manufacturing operations are located in the United States. Substantially all sales are domestic.
The Company has been in the business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company offers products in all four industry product categories — rifles, shotguns, pistols, and revolvers. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.
Investment castings are manufactured from steel alloys. Investment castings are sold either directly to or through manufacturers’ representatives to companies in a wide variety of industries. In July 2006, the Company announced the cessation of titanium castings operations, which is expected to be completed in the first quarter of 2007. The Company continues to manufacture and sell steel investment castings for a wide variety of customers and end uses.
For the years ended December 31, 2006, 2005, and 2004, net sales attributable to the Company’s firearms operations were approximately, $139.1 million, $132.8 million and $124.9 million or 83%, 86%, and 86%, respectively, of total net sales. The balance of the Company’s net sales for the aforementioned periods was attributable to its investment castings operations.
Firearms Products
The Company presently manufactures firearm products, under the “Ruger” name and trademark, in the following industry categories:

Rifles		Shotguns
•	Single-shot	•	Over and Under
•	Autoloading	•	Side by Side
•	Bolt-action
•	Lever action

Pistols		Revolvers
•	Rimfire autoloading	•	Single action
•	Centerfire autoloading	•	Double action
		•	Muzzleloading
Most firearms are available in several models based upon caliber, finish, barrel length, and other features. Many of the firearms introduced by the Company over the years have become “classics” which have retained their popularity for decades and are sought by collectors.
The Company manufactures a wide range of high quality products and does not manufacture inexpensive concealable firearms, sometimes known as “Saturday Night Specials,” nor does it sell commercially any firearm included on the list of “assault weapons” which was part of anti-crime legislation enacted by Congress in 1994 and since expired.
Rifles
A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. The Company presently manufactures twelve different types of rifles: the M77 Mark II, the M77 Hawkeye, the M77 Mark II Magnum, the 77/17, the 77/22, the 10/22, the Model 96/22, the Model 96/44, the Model 96/17, the Mini-14 Ranch Rifle, the Mini Thirty Ranch Rifle, and the No. 1 Single-Shot. Sales of rifles by the Company accounted for approximately $58.4 million, $58.0 million, and $61.1 million, of revenues for the years 2006, 2005 and 2004, respectively.
Shotguns
A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. The Company presently manufactures two different types of shotguns: the Red Label over-and-under shotgun available in 12, 20, and 28 gauge and the Gold Label side-by-side shotgun in 12 gauge. Most of the Red Label models are available in special Sporting Clays, English Field, and engraved versions. Sales of shotguns by the Company accounted for approximately $5.5 million, $9.7 million, and $6.8 million of revenues for the years 2006, 2005 and 2004, respectively.
Pistols
A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The Company presently manufactures three different types of pistols: the Ruger Mark III .22 caliber in Standard, Competition, and Target models, the Ruger 22/45, and the P-Series centerfire autoloading pistols in various calibers, configurations, and finishes. Sales of pistols by the Company accounted for approximately $31.9 million, $32.5 million, and $24.8 million of revenues for the years 2006, 2005 and 2004, respectively.
Revolvers
A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. The Company presently manufactures seven different types of single-action revolvers in a variety of calibers, configurations, and finishes: the New Model Single-Six, New Model Blackhawk, New Model Super Blackhawk, New Vaquero, Ruger Bisley Old Army Cap & Ball, New Bearcat, and Bisley Hunter revolvers. The Company presently manufactures four different types of double-action revolvers: the SP101, GP100,

Redhawk, and Super Redhawk. Sales of revolvers by the Company accounted for approximately $37.6 million, $27.5 million, and $27.2 million of revenues for the years 2006, 2005, and 2004, respectively.
The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $4.4 million, $3.9 million, and $4.3 million of revenues for the years 2006, 2005 and 2004, respectively.
Investment Casting Products
The Company is also engaged in the manufacture of titanium and ferrous investment castings for a wide variety of markets including sporting goods and commercial and military use. The investment castings products manufactured by the Company consist of carbon and low alloy steels, stainless steels, air melted nickel and cobalt based alloys, and ductile iron. The Company produces various products for a number of customers in a variety of industries.
The Ruger Investment Casting Division of the Company located in Prescott, Arizona (“RIC-Prescott Division”) has engineered and produced titanium and ferrous castings. The Ruger Investment Casting Division of the Company located in Newport, New Hampshire (“RIC-Newport Division”) (formerly known as Pine Tree Castings) engineers and produces ferrous castings for a wide range of commercial customers. In July 2006, the Company announced the cessation of titanium castings operations, which is expected to be completed in 2007. The Company will consolidate its casting operations in its New Hampshire foundry in 2007. The Company expects to continue to manufacture and sell steel investment castings for a wide variety of customers and end uses.
Net sales attributable to the Company’s investment casting operations (excluding intercompany transactions) accounted for approximately $28.5 million, $21.9 million, and $20.7 million, or 17%, 14%, and 14% of the Company’s total net sales for 2006, 2005, and 2004, respectively.
Manufacturing
Firearms
The Company produces its rifles, shotguns, and revolvers at the Newport, New Hampshire facility. All pistols, and one model revolver, are produced at the Prescott, Arizona facility.
Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company’s castings facilities through a process known as precision investment casting. See “Manufacturing-Investment Castings” for a description of the investment casting process. The Company initiated the use of this process in the production of component parts for firearms in 1953. The Company believes that the investment casting process provides greater design flexibility and results in component parts which are generally close to their ultimate shape and, therefore, require less machining. Through the use of investment castings, the Company endeavors to produce durable and less costly component parts for its firearms.
Third parties supply the Company with various raw materials for its firearms, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle and shotgun stocks, various synthetic products and other component parts. There is a limited supply of these materials in the marketplace at any given time which can cause the purchase prices to vary based upon numerous market factors. The Company believes that it has adequate quantities of raw materials in inventory to provide ample time to locate and obtain additional items at then-current market cost without interruption of its manufacturing operations. However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials can not be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.
All assembly, inspection, and testing of firearms manufactured by the Company are performed at the Company’s manufacturing facilities. Every firearm, including every chamber of every revolver manufactured by the Company, is test-fired prior to shipment.
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
All of the titanium investment castings and some of the ferrous investment castings products are manufactured by the Company’s RIC-Prescott Division. In July 2006, the Company announced the cessation of titanium castings operations, which is expected to be completed in the first quarter of 2007. The Company will consolidate its casting operations in its New Hampshire foundry in 2007.
The Company’s RIC-Newport Division manufactures ferrous investment castings.
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
Marketing and Distribution
Firearms
The Company’s firearms are primarily marketed through a network of selected licensed independent wholesale distributors who purchase the products directly from the Company. They resell to Federally-licensed retail firearms dealers who in turn resell to legally authorized end-users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 16 distributors service the domestic commercial market, with an additional 12 distributors servicing the domestic law enforcement market and two distributors servicing the Canadian market. Four of the Company’s distributors service both the domestic commercial market and the domestic law enforcement market. In 2006, Lipsey’s, Inc. accounted for 13% and 11% of net firearms sales and consolidated sales, respectively. AcuSport Corporation accounted for approximately 13%, 13%, and 12%, of net firearms sales and 10%, 11%, and 10% of consolidated net sales in 2006, 2005, and 2004, respectively. Jerry’s Sport Center accounted for approximately 12%, and 13%, of the Company’s net firearms sales and 10% and 11% of consolidated net sales in 2005, and 2004, respectively. Sports

South Corporation accounted for approximately 13%, 16%, and 13% of net firearms sales in 2006, 2005, and 2004, respectively, and 11%, 14%, and 11% of consolidated net sales in 2006, 2005, and 2004, respectively. The Company employs eight employees and one independent contractor who service these distributors and call on dealers and law enforcement agencies. Because the ultimate demand for the Company’s firearms comes from end-users, rather than from the Company’s distributors, the Company believes that the loss of any distributor would not have a material long-term adverse effect on the Company, but may have a material impact on the Company’s financial results for a particular period. The Company considers its relationships with its distributors to be satisfactory.
The Company also exports its firearms through a network of selected commercial distributors and directly to certain foreign customers, consisting primarily of law enforcement agencies and foreign governments. Foreign sales were less than 5% of the Company’s consolidated net sales for each of the past three fiscal years. No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of a government purchaser.
In prior years, the Company received one cancelable annual order in December from each of its distributors. Effective December 1, 2006 the Company changed the manner in which distributors order firearms, and began receiving firm, non-cancelable purchase orders on a frequent basis, with most orders for immediate delivery. As of February 15, 2007, order backlog is approximately $24 million. The significant reduction from the $107 million of order backlog at March 1, 2006 is directly attributable to the change in the manner in which distributors now order firearms.
The Company does not consider its overall firearms business to be predictably seasonal; however, sales of certain models of firearms are usually lower in the third quarter of the fiscal year.
Investment Castings
The investment casting segment’s principal markets are commercial, sporting goods, and military. Sales are made directly to customers or through manufacturers’ representatives. The Company produces various products for a number of customers in a variety of industries, including over 20 firearms and firearms component manufacturers. The investment castings segment provides castings for the Company’s firearms segment. The Company continues to evaluate the viability and profitability of the commercial castings market.
Competition
Firearms
Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category, such as rifles or pistols, several competitors manufacture products in all four industry categories (rifles, shotguns, pistols, and revolvers). Some of these competitors are subsidiaries of larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete. The principal methods of competition in the industry are product innovation, quality, and price. The Company believes that it can compete effectively with all of its present competitors based upon innovation, high quality, reliability, and performance of its products, and the competitiveness of its pricing.
Investment Castings

There are a large number of investment castings manufacturers, both domestic and foreign, with which the Company competes. Competition varies based on the type of investment castings products and the end-use of the product (commercial, sporting goods, or military). Many of these competitors are larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete with these competitors. The principal methods of competition in the industry are quality, price, and production lead time. The Company believes that it can compete effectively with its present domestic competitors. However, it is unknown at this time if the Company can compete with foreign competitors in the long-term.
Employees
As of February 1, 2007, the Company employed 1,100 full-time employees of which approximately 64% had at least ten years of service with the Company. In January 2007, 56 of the Company’s Newport, New Hampshire employees accepted the Company’s voluntary reduction-in-force program. The associated severance expense is estimated at $1.0 million and the associated annualized savings are estimated at $2.3 million.
None of the Company’s employees are subject to a collective bargaining agreement. The Company has never experienced a strike during its history and believes its employee relations are satisfactory.
Research and Development
In 2006, 2005, and 2004, the Company spent approximately $0.6 million, $0.8 million, and $0.9 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 15, 2007, the Company had approximately 25 employees engaged in research and development activities as part of their responsibilities.
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
Environmental Matters
The Company is committed to achieving high standards of environmental quality and product safety, and strives to provide a safe and healthy workplace for its employees and others in the communities in which it operates. The Company has programs in place that monitor compliance with various environmental regulations. However, in the normal course of its manufacturing operations the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. These regulations are integrated into the Company’s manufacturing, assembly, and testing processes. The Company believes that it is generally in compliance with applicable environmental regulations and the outcome of any environmental proceedings and orders will not have a material effect on the financial position of the Company, but could have a material impact on the financial results for a particular period.
Executive Officers of the Company
Set forth below are the names, ages, and positions of the executive officers of the Company. Officers serve at the pleasure of the Board of Directors of the Company.

Name	Age	Position With Company

Michael O. Fifer	49	Chief Executive Officer

Stephen L. Sanetti	57	Vice Chairman of the Board of Directors, President, and General Counsel

Thomas A. Dineen	38	Vice President, Treasurer and Chief Financial Officer

Robert R. Stutler	63	Vice President of Prescott Operations

Thomas P. Sullivan	46	Vice President of Newport Operations

Christopher J. Killoy	48	Vice President of Sales and Marketing

Leslie M. Gasper	53	Corporate Secretary
Michael O. Fifer joined the Company as Chief Executive Officer on September 25, 2006, and was named to the Board of Directors on October 19, 2006. Prior to joining the Company, Mr. Fifer was President of the Engineered Products Division of Mueller Industries, Inc. Prior to joining Mueller Industries, Inc., Mr. Fifer was President, North American Operations, Watts Water Technologies.
Stephen L. Sanetti became President on May 6, 2003. Mr. Sanetti has served as General Counsel since 1980. Prior to May 6, 2003, Mr. Sanetti had been Vice Chairman and Senior Executive Vice President since October 24, 2000. Mr. Sanetti has been a Director since March 1, 1998. Prior to October 24, 2000, he had been Vice President, General Counsel of the Company since 1993.
Thomas A. Dineen became Vice President on May 24, 2006. Previously he served as Treasurer and Chief Financial Officer since May 6, 2003 and had been Assistant Controller since 2001. Prior to that, Mr. Dineen had served as Manager, Corporate Accounting since 1997.
Robert R. Stutler became Vice President of Operations for the Company’s Prescott, Arizona Firearms and Foundry Divisions on March 17, 2006. Previously he served as General Manager of Prescott Operations since 2002 and General Manager of Prescott Firearms Division from 1990 to 2002. Mr. Stutler joined the Company in 1987.
Thomas P. Sullivan joined the Company as Vice President of Newport Operations for the Newport, New Hampshire Firearms and Pine Tree Castings divisions on August 14, 2006. Prior to joining the Company, Mr. Sullivan was Vice President of Lean Enterprises at IMI Norgren Ltd.
Christopher J. Killoy rejoined the Company as Vice President of Sales and Marketing on November 27, 2006. Mr. Killoy originally joined the Company in 2003 as Executive Director of Sales and Marketing,

and subsequently served as Vice President of Sales and Marketing from November 1, 2004 to January 25, 2005.
Leslie M. Gasper has been Secretary of the Company since 1994. Prior to this, she was the Administrator of the Company’s pension plans, a position she held for more than five years prior thereto.
Where You Can Find More Information
The Company is a reporting company and is therefore subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and accordingly files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, the Company’s public filings are maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.
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
Additionally, the Company’s corporate governance materials, including its Corporate Governance Guidelines; the charters of the Audit, Compensation, and Nominating and Corporate Governance committees; and the Code of Business Conduct and Ethics may also be found under the “Stockholder Relations” section of the Company’s Internet site at www.ruger.com. A copy of the foregoing corporate governance materials are available upon written request of the Corporate Secretary at Sturm, Ruger & Company, Inc., Lacey Place, Southport, Connecticut 06890.
ITEM 1A—RISK FACTORS
In evaluating the Company’s business, the following risk factors, as well as other information in this report, should be carefully considered.
Firearms Legislation
(The following disclosures within “Firearms Legislation” are identical to the disclosures within “Firearms Legislation” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
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
Firearms Litigation
(The following disclosures within “Firearms Litigation” are identical to the disclosures within “Firearms Litigation” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote #6-Contingent Liabilities.)
As of December 31, 2006, the Company is a defendant in approximately four lawsuits allegedly involving its products and is aware of certain other such claims. Lawsuits and claims fall into two categories:
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
The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. The defendants filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act (“PLCAA”). The state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007.
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
Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the “Protection of Lawful Commerce in Arms Act” was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims, including the municipal cases described above. On February 1, 2007, plaintiff’s counsel in the previously reported Arnold case advised that plaintiff intends to voluntarily dismiss the case with prejudice. This will conclude this matter with no payment by the Company.

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
As of December 31, 2006 and 2005, the Company was a defendant in 4 and 6 lawsuits, respectively, involving its products and is aware of other such claims. During the year ended December 31, 2006 and 2005, respectively, 2 and 3 claims were filed against the Company, 2 and 5 claims were dismissed, and 2 and 1 claims were settled. The average cost per settled claim was $47,000 and $150,000 in 2006 and 2005, respectively.
During the years ended December 31, 2006 and 2005, the Company incurred product liability expense of $2.5 million and $4.9 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.
The Company monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company’s financial results for a particular period.

The Company has reported all cases instituted against it through September 30, 2006 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.
Balance Sheet Rollforward for Product Liability Reserve
(Dollars in thousands)

			Cash Payments
		Accrued
		Legal
	Balance	Expense					Balance
	Beginning of	(Reversal)	Legal Fees	Settlements	Insurance	Admin.	End
	Year (a)	(b)	(c)	(d)	Premiums	Expense	of Year (a)

2004	$6,665	($1,598)	($1,935)	—	N/A	N/A	$3,132

2005	3,132	2,514	(2,935)	(515)	N/A	N/A	2,196

2006	2,196	688	(1,000)	(143)	N/A	N/A	1,741
Income Statement Detail for Product Liability Expense
(Dollars in thousands)

	Accrued	Insurance		Total
	Legal	Premium	Admin.	Product
	Expense	Expense	Expense	Liability
	(b)	(e)	(f)	Expense

2004	$(1,598)	$1,524	$878	$804

2005	2,514	1,338	1,041	4,893

2006	688	1,141	691	2,520

Notes

(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

(f)	Administrative expense represents personnel related and travel expenses of Company employees and firearm experts related to the management and monitoring of product liability matters.
There were no insurance recoveries during any of the above years.
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
Reliance on Two Facilities
The Newport, New Hampshire and Prescott, Arizona facilities are critical to the Company’s success. These facilities house the Company’s principal production, research, development, engineering, design, and shipping. Any event that causes a disruption of the operation of these facilities for even a relatively short period of time might have a material adverse affect on the Company’s ability to produce and ship products and to provide service to its customers.
ITEM 1B—UNRESOLVED STAFF COMMENTS
None
ITEM 2—PROPERTIES
The Company’s manufacturing operations are carried out at two facilities. The following table sets forth certain information regarding each of these facilities:

	Approximate
	Aggregate
	Usable
	Square Feet	Status	Segment

Newport, New Hampshire	350,000	Owned	Firearms/Castings
Prescott, Arizona	230,000	Leased	Firearms/Castings

Each facility contains enclosed ranges for testing firearms and also contains modern tool room facilities. The lease of the Prescott facility provides for rental payments, which are approximately equivalent to estimated rates for real property taxes. The Company will consolidate its casting operations in its Newport, New Hampshire foundry in 2007.
     The Company has other materially important facilities that were not used in its manufacturing operations in 2006:

	Approximate
	Aggregate
	Usable
	Square Feet	Status	Segment

Southport, Connecticut	25,000	Owned	Corporate
Newport, New Hampshire	300,000	Owned	Shipping
Prescott, Arizona	120,000	Owned	Unused
In 2005, the Company relocated its firearms shipping department into a portion of the 300,000 square foot facility in Newport, New Hampshire In 2006, certain of the Company’s sales department personnel were moved into a portion of the 300,000 square foot facility in Newport, New Hampshire.
The Company also has other real estate holdings that are not used in its manufacturing operations and are not materially important to the business of the Company. There are no mortgages or any other major encumbrance on any of the real estate owned by the Company. The Company plans to sell non-manufacturing real property assets that appear to have market values substantially in excess of their book values.
The Company’s principal executive offices are located in Southport, Connecticut. The Company believes that its existing facilities are suitable and adequate for its present purposes.
ITEM 3—LEGAL PROCEEDINGS
The nature of the legal proceedings against the Company is discussed at Note 6 to the financial statements included in this Form 10-K, which is incorporated herein by reference.
     The Company has reported all cases instituted against it through September 30, 2006, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.
     No cases were formally instituted against the Company during the three months ended December 31, 2006:
     During the three months ending December 31, 2006, one previously reported case was settled:

Case Name Kasting	Jurisdiction Indiana
     The settlement amount was within the Company’s limits of its self-insurance coverage.
For a description of all pending lawsuits against the Company through September 30, 2006, reference is made to the discussion under the caption “Item 1. LEGAL PROCEEDINGS” of the Company’s

Quarterly Reports on Form 10-Q for the quarters ended September 30, 1999, March 31 and September 30, 2000, and September 30, 2005.
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 1, 2007, the Company had 1,851 stockholders of record.
The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported on the New York Stock Exchange and dividends paid on Common Stock.

			Dividends
	High	Low	Per Share

2005:
First Quarter	$8.83	$6.89	$0.10
Second Quarter	8.50	6.51	0.10
Third Quarter	11.19	8.43	0.10
Fourth Quarter	9.20	6.54	—

2006:
First Quarter	$8.03	$6.75	—
Second Quarter	7.78	5.56	—
Third Quarter	7.85	5.65	—
Fourth Quarter	10.78	7.74	—

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Company, Inc., Standard & Poors 500 And
Value Line Recreation Index
(Performance Results Through 12/31/06)
Assumes $100 invested at the close of trading 12/01 in Sturm, Ruger & Company, Inc.
common stock, Standard & Poor 500, and Recreation Index.
*Cumulative total return assumes reinvestment of dividends.
Source: Value Line, Inc.
Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

	2001	2002	2003	2004	2005	2006
Sturm, Ruger & Company, Inc.	100.00	85.17	109.32	91.56	73.64	100.84
Standard & Poors 500	100.00	76.63	96.85	105.56	108.73	123.54
Recreation	100.00	101.07	151.52	205.20	191.42	215.79

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2006:

Equity Compensation Plan Information
			Number of securities
			remaining available for
			future issuance under
		Weighted-average	equity compensation
	Number of securities to be issued	exercise price of	plans (excluding
	upon exercise of outstanding	outstanding options,	securities reflected in
	options, warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders

1998 Stock Incentive Plan	1,140,000	$9.57 per share	860,000
2001 Stock Option Plan for Non-Employee Directors	185,000	$8.81 per share	15,000

Equity compensation plans not approved by security holders

None.

Total	1,325,000	$9.46 per share	875,000

ITEM 6—SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

	December 31,
	2006	2005	2004	2003	2002

Net firearms sales	$139,110	$132,805	$124,924	$130,558	$139,762
Net castings sales	28,510	21,917	20,700	17,359	21,825

Total net sales	167,620	154,722	145,624	147,917	161,587

Cost of products sold	143,382	128,343	115,725	113,189	125,376
Gross profit	24,238	26,379	29,899	34,728	36,211
Income before income taxes	1,843	1,442	8,051	20,641	14,135
Income taxes	739	578	3,228	8,277	5,668
Net income	1,104	864	4,823	12,364	8,467
Basic and diluted earnings per share	0.04	0.03	0.18	0.46	0.31
Cash dividends per share	$0.00	$0.30	$0.60	$0.80	$0.80

	December 31,
	2006	2005	2004	2003	2002
Working capital	$60,522	$83,522	$90,947	$102,715	$103,116
Total assets	117,066	139,639	147,460	162,873	183,958
Total stockholders’ equity	87,326	111,578	120,687	133,640	137,983
Book value per share	$3.86	$4.15	$4.48	$4.97	$5.13
Return on stockholders’ equity	1.3%	0.8%	4.0%	9.3%	6.1%
Current ratio	3.8 to 1	5.5 to 1	5.7 to 1	5.7 to 1	4.8 to 1
Common shares outstanding	22,638,700	26,910,700	26,910,700	26,910,700	26,910,700
Number of stockholders of record	1,851	1,922	1,977	2,036	2,026
Number of employees	1,108	1,250	1,291	1,251	1,418
ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Investment castings are manufactured from titanium and steel alloys. Investment castings are sold either directly to or through manufacturers’ representatives to companies in a wide variety of industries. In July 2006, the Company announced the cessation of titanium castings operations, which is expected to be completed in the first quarter of 2007. The Company will consolidate its casting operations in its New Hampshire foundry in 2007. The Company continues to manufacture and sell steel investment castings for a wide variety of customers and end uses.
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
Results of Operations
Year ended December 31, 2006, as compared to year ended December 31, 2005:
Sales
Consolidated net sales were $167.6 million in 2006. This represents an increase of $12.9 million or 8.3% from 2005 consolidated net sales of $154.7 million.
Firearms segment net sales were $139.1 million in 2006. This represents an increase of $6.3 million or 4.7% from 2005 firearm net sales of $132.8 million.

Firearms unit shipments increased 3% in 2006 due to increased shipments of revolvers, partially offset by a decline in shipments of shotguns, pistols, and rifles. The increase in revolver shipments for 2006 is due to greater availability of revolver models in stronger demand. The decrease in shotgun shipments is due to decreased availability of the side-by-side shotgun, while the decrease in pistol shipments in 2006 appears to reflect a softening of demand as well as the shipment of 5,000 KP95D pistols to the U.S. Army and Tank-automotive and Armaments Command in January of 2005. The decrease in rifle shipments is the result of an apparent softening of demand. A modest price increase and a shift in product mix toward firearms with greater unit sales prices resulted in the greater percentage increase in sales than unit shipments. Effective January 1, 2006, the Company instituted a unilateral minimum distributor resale price policy for its firearms which remains in effect. This change in policy does not appear to have had an adverse effect on the Company’s firearm sales.
Casting segment net sales were $28.5 million in 2006. This represents an increase of $6.6 million or 30.1% from 2005 casting sales of $21.9 million.
The casting sales increase was due primarily to the acceleration of titanium shipments related to the cessation of titanium casting operations, as previously announced by the Company in July 2006. Shipments of titanium castings are expected to conclude in the first quarter of 2007. Titanium casting sales accounted for $16.2 million or 56% of casting sales in 2006. The Company continues to manufacture and sell steel investment castings for a wide variety of customers and end uses.
Cost of Products Sold and Gross Margin
Consolidated cost of products sold was $143.4 million in 2006. This represents an increase of $15.1 million or 11.7% from 2005 consolidated cost of products sold of $128.3 million.
The gross margin as a percent of sales was 14.5% in 2006. This represents a decline from the 2005 gross margin of 17.0% as illustrated below:

	December 31,
	2006		2005
Net sales	$167,620	100.0%	$154,722	100.0%

Total cost of products sold, before LIFO and overhead rate inventory adjustments and product liability (Note 1)	139,070	83.0%	124,715	80.6%

Gross margin before LIFO and overhead rate inventory adjustments and product liability	28,550	17.0%	30,007	19.4%

LIFO and overhead rate inventory adjustments and product liability (Note 2)	4,312	2.5%	3,628	2.4%

Gross margin	$24,238	14.5%	$26,379	17.0%

Note 1: Gross margin before inventory adjustments and product liability was favorably impacted by stronger sales, and was adversely impacted by an excess and obsolete inventory charge of $3.2 million, compared to $0.5 million in 2005. The impact of the excess and obsolete inventory charge was 1.9% of sales in 2006 as compared to 0.3% of sales in 2005.

Note 2: Gross margin was favorably impacted by a LIFO liquidation of $7.1 million and a reduction in product liability of $2.4 million, and was adversely impacted by a reduction in inventory value of $2.9 million related to overhead rate changes.
Excess and Obsolete Inventory—In prior years, the Company received one cancelable annual order in December from each of its distributors. Effective December 1, 2006 the Company changed the manner in which distributors order firearms, and began receiving firm, non-cancelable purchase orders on a frequent basis, with most orders for immediate delivery. In the past, the Company adjusted production schedules to consume on-hand raw material and WIP inventories, regardless of customer demand for the finished goods so produced. This practice led to increased investment in inventory, and an unbalanced finished goods inventory.
Consistent with the change in the manner in which distributors order from the Company, the Company significantly changed its production scheduling philosophy from an annual production cycle to a customer-demand pull system in the fourth quarter of 2006. Under the Company’s new system, production is driven solely by customer demand. The Company is committed to producing the firearms demanded by its customers and does not alter its production mix to achieve the short-sighted goal of producing finished goods in excess of customer requirements for the purpose of consuming excess or slow-moving raw material and WIP parts, components, or subassemblies, or absorbing overhead expense. This change to a customer-demand pull system should result in a better match between production and customer demand and is likely to result in further reduction in inventories.
As a result of this new production philosophy, it is apparent the Company has inventory in excess of its needs over the foreseeable future. Given ever-changing market conditions, customer preferences and the anticipated introduction of new products, the Company concluded that it was not prudent nor supportable to carry inventory at full cost beyond that needed during the next 36 months. Therefore the Company evaluated the adequacy of the excess and obsolescence inventory reserve and concluded that additional reserves were required to reflect the estimated recoverable value of excess inventories below LIFO carrying cost. The required reserve was estimated based on the following parameters, and resulted in an excess and obsolete expense of $3.2 million and a reserve balance of $5.5 million:

Projected Year	Required
Of Consumption	Reserve %
2007	2%
2008	10%
2009	35%
2010 and thereafter	90%

LIFO—During 2006, gross inventories were reduced by $24.0 million. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs that prevailed in prior years as compared with the current cost of purchases, the effect of which decreased costs of products sold by approximately $7.1 million. There was no LIFO liquidation in 2005.
The table below summarizes estimated LIFO impacts on the 2007 cost of products sold if further inventory reduction is realized, which represent potential LIFO liquidation amounts partially offset by estimated 2007 LIFO expenses. This is the amount by which costs of products sold might decrease and operating profit might increase in 2007. These estimates are based on potential levels of inventory reduction and possible 2007 LIFO indices (in thousands):

Estimated 2007 LIFO Index Range

Inventory Reduction	3%	4%	5%	6%

$10 million	$2,200	$1,900	$1,600	$1,400
$20 million	8,300	8,100	7,900	7,600
$30 million	14,700	14,500	14,300	14,200
Reduction in inventory will generate positive cash flow for the Company, partially offset by the tax impact of a LIFO liquidation, which will generate negative cash flow as it creates taxable income, resulting in higher tax payments.
Product Liability—During the years ended December 31, 2006 and 2005, the Company incurred product liability expense of $2.5 million and $4.9 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. See Footnote 6 “Contingent Liabilities” for further discussion of the Company’s product liability.
Overhead Rate Change—The change in inventory value in 2006 was a reduction of $2.9 million, which recognized progress made in lowering overhead rates during 2006. The change in inventory value in 2005 was an increase of $6.8 million, which recognized increasing overhead rates in 2005. The impact of the change in inventory value on gross margin was (1.8%) of sales in 2006 as compared to 4.4% of sales in 2005. The year-over-year impact of overhead rate changes on gross margin was a reduction of gross margin of $9.8 million, or 6.2% of sales.
Fourth Quarter Charges—In the fourth quarter of 2006, a $2.5 million non-cash inventory valuation adjustment, net of the LIFO impact, was recorded to recognize inefficiencies in labor and overhead during a period of rapid inventory reduction as the Company converted to a manufacturing system that emphasizes continuous improvement in customer service, quality and productivity. This over-absorption of labor and overhead was quantified by a physical inventory taken in the fourth quarter.
Due to the timing of the physical inventory, the Company was unable to quantify the impact of this delayed recognition of labor and overhead efficiencies, if any, on the financial results of prior quarters. As a consequence, raw material and work in process physical inventories are being performed at the end of each quarter until a permanent corrective action is established and determined to be adequate, making these physical inventories unnecessary.
The asset impairment charge of $0.5 million relates primarily to certain underutilized non-manufacturing real property assets whose net book value exceeds current market value.

Selling, General and Administrative
Selling, general and administrative expenses were $24.0 million in 2006. This represents a decrease of $0.5 million or 2.1% from 2005 selling, general and administrative expenses of $24.5 million. The decrease reflects a reduction in advertising and sales promotion expenses, partially offset by increased personnel-related expenses including $0.7 million related to the retirement of the former Chairman and Chief Executive Officer.
Other Income
Other income-net was $2.1 million in 2006. This represents an increase of $2.0 million from 2005 other income-net of $0.1 million. The increase is attributable to the gain on the sale of excess casting machinery and equipment and the sale of certain non-manufacturing real estate in 2006.
Income Taxes and Net Income
The effective income tax rate of 40.1% in 2006 remained consistent with the income tax rate in 2005.
As a result of the foregoing factors, consolidated net income was $1.1 million in 2006. This represents an increase of $0.2 million or 27.8% from 2005 consolidated net income of $0.9 million.
Results of Operations
Year ended December 31, 2005, as compared to year ended December 31, 2004:
Consolidated net sales of $154.7 million were achieved by the Company in 2005 representing an increase of $9.1 million or 6.2% from net sales of $145.6 million in 2004.
Firearms segment net sales increased by $7.9 million or 6.3% to $132.8 million in 2005 from $124.9 million in the prior year. Firearms unit shipments for 2005 increased 1.1% from 2004, as the increase in shipments of pistols and shotguns was largely offset by the decline in shipments of rifles and revolvers. The increase in pistol shipments in 2005 is attributable to the new Mark III pistols and the P345 centerfire pistols. In 2004, rifle shipments benefited from the popularity of the 40th Anniversary 10/22 carbine, which was available only in 2004. A modest price increase and a change in mix from lower priced products to higher priced resulted in the greater increase in sales versus unit shipments.
In 2005, the Company offered a sales incentive program for its distributors which allowed them to earn rebates of up to 1.5% if certain annual overall sales targets were achieved. This program replaced a similar sales incentive program in 2004. Effective January 1, 2006, the Company instituted a unilateral minimum distributor resale price policy for its firearms.
Casting segment net sales increased 5.8% to $21.9 million in 2005 from $20.7 million in 2004 as a result of higher unit volume. Increased sales were generated from existing customers as well as several new customers in 2005, in a variety of industries.
Consolidated cost of products sold for 2005 was $128.3 million compared to $115.7 million in 2004, representing and increase of 10.9%. This increase of $12.5 million was primarily attributable to increased sales, and increased unitary overhead expenses resulting from a reduction in firearm production volume, and increased product liability costs.

Gross profit as a percentage of net sales decreased to 17.0% in 2005 from 20.5% in 2004. This deterioration was caused by less efficient firearms production due to lower rates of firearm production, increased product liability expenses, and was partially offset by more efficient production in the castings segment.
Selling, general and administrative expenses increased 7.3% to $24.5 million in 2005 from $22.9 million in 2004 due principally to severance costs associated with several employee actions taken predominantly in the fourth quarter of 2005.
Total other income decreased from $1.0 million in 2004 to $0.1 million in 2005. Included in total other income in 2004 was a $0.9 million gain from the sale of the property and building that housed the Company’s Uni-Cast division prior to its sale in 2000. The Company’s earnings on short-term investments increased in 2005 as a result of more favorable interest rates, partially offset by reduced principal.
The effective income tax rate of 40.1% remained consistent in 2005 and 2004.
As a result of the foregoing factors, consolidated net income in 2005 decreased to $0.9 million from $4.8 million in 2004, representing a decrease of $3.9 million or 81.8%.
Financial Condition
Operations
At December 31, 2006, the Company had cash, cash equivalents and short-term investments of $29.3 million. The Company’s working capital of $118.1 million, less the LIFO reserve of $57.6 million, results in working capital of $60.5 million and a current ratio of 3.8 to 1.
Cash provided by operating activities was $30.2 million, $5.2 million, and $1.3 million in 2006, 2005, and 2004, respectively. The increase in cash provided in 2006 compared to 2005 is principally a result of a decrease in inventory and various fluctuations in operating asset and liability accounts during 2006 compared to 2005. The increase in cash provided by operations in 2005 compared to 2004 is primarily attributable to the decrease in inventories and trade receivables in 2005 compared to an increase in inventories and receivables in 2004, partially offset by the decline in net income.
Third parties supply the Company with various raw materials for its firearms and castings, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle and shotgun stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts. There is a limited supply of these materials in the marketplace at any given time which can cause the purchase prices to vary based upon numerous market factors. The Company believes that it has adequate quantities of raw materials in inventory to provide ample time to locate and obtain additional items at then-current market cost without interruption of its manufacturing operations. However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials can not be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing
Capital expenditures in 2006 totaled $3.9 million. For the past three years capital expenditures averaged approximately $5.1 million per year. In 2007, the Company expects to spend approximately $5 million on capital expenditures to purchase tooling for new product introductions and to upgrade and modernize manufacturing equipment, primarily at the Newport Firearms and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.
On September 26, 2006, the Company repurchased 4,272,000 shares of its common stock, representing 15.9% of the outstanding shares, from entities controlled by members of the Ruger family at a price of $5.90 per share. The purchase was made with cash held by the Company so no debt was required.
On January 26, 2007, the Company announced that its Board of Directors authorized a stock repurchase program. The program allows the Company to repurchase up to $20 million of its common stock from time to time in the open market or through privately negotiated transactions.
There were no dividends paid in 2006. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company does not expect to pay dividends in the near term, but will reconsider a dividend later in 2007.
Historically, the Company has not required external financing. Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of cash through issuance of short-term or long-term debt.
Contractual Obligations
The table below summarizes the Company’s significant contractual obligations at December 31, 2006, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2006.
“Purchase Obligations” as used in the below table includes all agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Certain of the Company’s purchase orders or contracts for the purchase of raw materials and other goods and services that may not necessarily be enforceable or legally binding on the Company, are also included in “Purchase Obligations” in the table. Certain of the Company’s purchase orders or contracts therefore included in the table may represent authorizations to purchase rather than legally binding agreements. The Company expects to fund all of these commitments with cash flows from operations and current cash and short-terms investments.

Payment due by period (in thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years

Long-Term Debt Obligations	—	—	—	—	—

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	—	—	—	—	—

Purchase Obligations	$11,482	$11,482	—	—	—

Payment due by period (in thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Other Long-Term Liabilities
Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$11,482	$11,482	—	—	—

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Firearms Legislation
(The following disclosures within “Firearms Legislation” are identical to the disclosures within Item 1A-Risk Factors “Firearms Legislation.)
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
Firearms Litigation
(The following disclosures within “Firearms Litigation” are identical to the disclosures within Item 1A-Risk Factors “Firearms Litigation” and Footnote #6-Contingent Liabilities.)

As of December 31, 2006, the Company is a defendant in approximately four lawsuits allegedly involving its products and is aware of certain other such claims. Lawsuits and claims fall into two categories:
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
The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. The defendants filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act (“PLCAA”). The state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007.
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
Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the “Protection of Lawful Commerce in Arms Act” was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims, including the municipal cases described above. On February 1, 2007, plaintiff’s counsel in the previously reported Arnold case advised that plaintiff intends to voluntarily dismiss the case with prejudice. This will conclude this matter with no payment by the Company.
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
As of December 31, 2006 and 2005, the Company was a defendant in 4 and 6 lawsuits, respectively, involving its products and is aware of other such claims. During the year ended December 31, 2006 and 2005, respectively, 2 and 3 claims were filed against the Company, 2 and 5 claims were dismissed, and 2 and 1 claims were settled. The average cost per settled claim was $47,000 and $150,000 in 2006 and 2005, respectively.
During the years ended December 31, 2006 and 2005, the Company incurred product liability expense of $2.5 million and $4.9 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.
The Company monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company’s financial results for a particular period.
The Company has reported all cases instituted against it through September 30, 2006 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.
Balance Sheet Rollforward for Product Liability Reserve
(Dollars in thousands)

			Cash Payments
		Accrued
		Legal
	Balance	Expense					Balance
	Beginning of	(Reversal)	Legal Fees	Settlements	Insurance	Admin.	End
	Year (a)	(b)	(c)	(d)	Premiums	Expense	of Year (a)

2004	$6,665	($1,598)	($1,935)	—	N/A	N/A	$3,132

2005	3,132	2,514	(2,935)	(515)	N/A	N/A	2,196

2006	2,196	688	(1,000)	(143)	N/A	N/A	1,741
Income Statement Detail for Product Liability Expense
(Dollars in thousands)

	Accrued	Insurance		Total
	Legal	Premium	Admin.	Product
	Expense	Expense	Expense	Liability
	(b)	(e)	(f)	Expense

2004	$(1,598)	$1,524	$878	$804

2005	2,514	1,338	1,041	4,893

2006	688	1,141	691	2,520

Notes

(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

(f)	Administrative expense represents personnel related and travel expenses of Company employees and firearm experts related to the management and monitoring of product liability matters.
There were no insurance recoveries during any of the above years.
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
The valuation of the future defined benefit pension obligations at December 31, 2006 and 2005 indicated that these plans were underfunded by $7.6 million and $11.3 million, respectively, and resulted in a cumulative other comprehensive loss of $12.4 million and $12.2 million on the Company’s balance sheet at December 31, 2006 and 2005, respectively.
The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.
Inflation’s effect on the Company’s operations is most immediately felt in cost of products sold because the Company values inventory on the LIFO basis. Generally under this method, the cost of products sold reported in the financial statements approximates current costs, and thus, reduces distortion in reported income which would result from the slower recognition of increased costs when other methods are used. In 2006, however, the significant reduction in inventories resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. This liquidation resulted in a reduction in costs of products sold by approximately $7.1 million in 2006. There was no LIFO liquidation in 2005 or 2004.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses recognized and incurred during the reporting period then ended. The Company bases estimates on prior experience, facts and circumstances and other assumptions, including those reviewed with actuarial consultants and independent counsel, when applicable, that are believed to be reasonable. However, actual results may differ from these estimates.
The Company believes the determination of its product liability accrual is a critical accounting policy. The Company’s management reviews every lawsuit and claim at the outset and is in contact with independent and corporate counsel on an ongoing basis. The provision for product liability claims is based upon many factors, which vary for each case. These factors include the type of claim, nature and extent of injuries, historical settlement ranges, jurisdiction where filed, and advice of counsel. An accrual is established for each lawsuit and claim, when appropriate, based on the nature of each such lawsuit or claim.
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
The Company believes the valuation of its inventory and the related excess and obsolescence reserve is also a critical accounting policy. Inventories are carried at the lower of cost, principally determined by the last-in, first-out (LIFO) method, or market. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and prevailing inventory costs existing at that time.
The Company determines its excess and obsolescence reserve by projecting the year in which inventory will be consumed into a finished product. Given ever-changing market conditions, customer preferences and the anticipated introduction of new products, it does not seem prudent nor supportable to carry inventory at full cost beyond that needed during the next 36 months. Therefore, the Company estimates its excess and obsolescence inventory reserve based on the following parameters:

Projected Year	Required
Of Consumption	Reserve %
2010	2%
2011	10%
2012	35%
2010 and thereafter	90%
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this Interpretation on the Company’s financial position, results of operations and cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). FAS 158 provides recognition and disclosure elements to be effective as of the end of fiscal years ending after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. At December 31, 2006, the Company has reported $12.4 million of deferred pension losses, net of taxes, in accumulated other comprehensive income and has reported the $7.6 million unfunded status of the plans as a liability at December 31, 2006. See Footnote 3 “Pension Plans” for further discussion of the Company’s pension plans.
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
A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company’s earnings or cash flows. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company’s investments.
ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Sturm, Ruger & Company, Inc.
Southport, Connecticut
We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Sturm, Ruger & Company, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sturm, Ruger & Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Sturm, Ruger & Company, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Sturm, Ruger & Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity and cash flows for the years then ended and our report dated March 2, 2007 expressed an unqualified opinion.
/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM
To the Board of Directors and Stockholders
Sturm, Ruger & Company, Inc.
Southport, Connecticut
We have audited the balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule of Sturm, Ruger & Company, Inc. listed in Item 15(a) for 2006 and 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sturm, Ruger & Company, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sturm, Ruger & Company, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Sturm, Ruger & Company, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of Sturm, Ruger and Company, Inc.’s internal control over financial reporting.
/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
March 2, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sturm, Ruger & Company, Inc.:
We have audited the accompanying statements of income, stockholders’ equity, and cash flows of Sturm, Ruger & Company, Inc. for the year ended December 31, 2004. In connection with our audit of the financial statements, we have also audited the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Sturm, Ruger & Company, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Stamford, Connecticut
March 8, 2005, except as to note 4 to the financial statements which is as of March 31, 2006

Balance Sheets
(Dollars in thousands, except per share data)

December 31,	2006	2005

Assets

Current Assets
Cash and cash equivalents	$7,316	$4,057
Short-term investments	22,026	21,926
Trade receivables, net	18,007	15,777

Gross inventories:	87,477	111,462
Less LIFO reserve	(57,555)	(59,599)
Less excess and obsolescence reserve	(5,516)	(3,137)

Net inventories	24,406	48,726

Deferred income taxes	8,347	6,018
Prepaid expenses and other current assets	1,683	5,442

Total Current Assets	81,785	101,946

Property, Plant, and Equipment	128,042	155,174
Less allowances for depreciation	(105,081)	(131,808)

Net property, plant and equipment	22,961	23,366

Deferred income taxes	3,630	3,200
Other assets	8,690	11,127

Total Assets	$117,066	$139,639

See accompanying notes to financial statements.

December 31,	2006	2005

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$6,342	$3,619
Product liability	904	1,207
Employee compensation and benefits	6,416	7,544
Workers’ compensation	6,547	5,119
Income taxes payable	1,054	935

Total Current Liabilities	21,263	18,424

Accrued pension liability	7,640	8,648
Product liability	837	989

Contingent liabilities (Note 6)	—	—

Stockholders’ Equity
Common stock, non-voting, par value $1:
Authorized shares — 50,000; none issued
Common stock, par value $1:
Authorized shares — 40,000,000
Issued and outstanding shares — 2006-22,638,700; 2005-26,910,700	22,639	26,911
Additional paid-in capital	2,615	2,508
Retained earnings	74,505	94,334
Accumulated other comprehensive income (loss)	(12,433)	(12,175)

Total Stockholders’ Equity	87,326	111,578

Total Liabilities and Stockholders’ Equity	$117,066	$139,639

See accompanying notes to financial statements.

Statements of Income
(In thousands, except per share data)

Year ended December 31,	2006	2005	2004

Net firearms sales	$139,110	$132,805	$124,924
Net castings sales	28,510	21,917	20,700

Total net sales	167,620	154,722	145,624

Cost of products sold	143,382	128,343	115,725

Gross profit	24,238	26,379	29,899

Expenses:
Selling	16,150	17,271	16,700
General and administrative	7,874	7,271	6,175
Impairment of assets	494	483	—

	24,518	25,025	22,875

Operating (loss) income	(280)	1,354	7,024

Gain on sale of assets	1,326	—	874
Other income-net	797	88	153

Total other income	2,123	88	1,027

Income before income taxes	1,843	1,442	8,051

Income taxes	739	578	3,228

Net income	$1,104	$864	$4,823

Basic and Diluted Earnings Per Share	$0.04	$0.03	$0.18

Cash Dividends Per Share	$0.00	$0.30	$0.60

See accompanying notes to financial statements.

Statements of Stockholders’ Equity
(Dollars in thousands)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid-in Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2003	$26,911	$2,508	$112,866	$(8,645)	$133,640
Net income			4,823		4,823
Additional minimum pension liability, net of deferred taxes of $1,086				(1,630)	(1,630)

Comprehensive income					3,193

Cash dividends			(16,146)		(16,146)

Balance at December 31, 2004	26,911	2,508	101,543	(10,275)	120,687
Net income			864		864
Additional minimum pension liability, net of deferred taxes of $1,267				(1,900)	(1,900)

Comprehensive income					(1,036)

Cash dividends			(8,073)		(8,073)

Balance at December 31, 2005	26,911	2,508	94,334	(12,175)	111,578
Net income			1,104		1,104
Pension liability, net of deferred taxes of $172				(258)	(258)
Stock-based compensation, net of tax		107			107

Comprehensive income					953

Repurchase of 4,272,000 shares of common stock	(4,272)		(20,933)		(25,205)

Balance at December 31, 2006	$22,639	$2,615	$74,505	$(12,433)	$87,326

See accompanying notes to financial statements.

Statements of Cash Flows
(In thousands)

Year ended December 31,	2006	2005	2004

Operating Activities
Net income	$1,104	$864	$4,823
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,852	5,440	5,827
Impairment of assets	494	483	—
Gain on sale of assets	(1,326)	—	(874)
Deferred income taxes	(2,759)	(328)	1,855
Changes in operating assets and liabilities:
Trade receivables	(2,230)	305	(3,268)
Inventories	24,320	1,659	(1,855)
Trade accounts payable and other liabilities	3,023	13	(81)
Product liability	(455)	(936)	(3,533)
Prepaid expenses and other assets	4,077	(2,422)	(1,132)
Income taxes	119	167	(451)

Cash provided by operating activities	30,219	5,245	1,311

Investing Activities
Property, plant, and equipment additions	(3,906)	(4,460)	(6,945)
Purchases of short-term investments	(114,585)	(125,245)	(123,098)
Proceeds from sales or maturities of short-term investments	114,485	131,749	144,693
Net proceeds from sale of assets	2,251	—	1,580

Cash (used for) provided by investing activities	(1,755)	2,044	16,230

Financing Activities
Repurchase and retirement of common stock	(25,205)	—	—
Dividends paid	—	(8,073)	(16,146)

Cash used for financing activities	(25,205)	(8,073)	(16,146)

Increase (Decrease) in cash and cash equivalents	3,259	(784)	1,395
Cash and cash equivalents at beginning of year	4,057	4,841	3,446

Cash and Cash Equivalents at End of Year	$7,316	$4,057	$4,841

See accompanying notes to financial statements.

Notes to Financial Statements
1. Significant Accounting Policies
Organization
Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms and precision investment castings. The Company’s design and manufacturing operations are located in the United States. More than 95% of all sales are domestic. Export sales account for less than 5% of total sales. The Company’s firearms are sold through a select number of independent wholesale distributors to the sporting and law enforcement markets. Investment castings are sold either directly to or through manufacturer’s representatives to companies in a wide variety of industries.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
Revenue is recognized, net of any estimated discounts, sales incentives, or rebates, when product is shipped and the customer takes ownership and assumes risk of loss.
Cash Equivalents
The Company considers interest-bearing deposits with financial institutions with remaining maturities of three months or less at the time of acquisition to be cash equivalents.
Short-term Investments
Short-term investments are recorded at cost plus accrued interest, which approximates market, and consist of a bank-managed money market fund that invests principally in United States Treasury instruments, all maturing within one year. The income from short-term investments is included in other income — net.
Accounts Receivable Accounts receivable balances for significant customers follow:

As of December 31, (in thousands)	2006	2005

Customer 1	$2,200	$1,900
Customer 2	$1,800	$2,900
Customer 3	$1,300	$2,200
Customer 4	$700	$800

The allowance for doubtful accounts and discounts was $0.4 million and $0.7 million in 2006 and 2005, respectively.
The Company establishes an allowance for doubtful accounts based on the credit worthiness of its customers and historical experience. Bad debt expense has been immaterial during the last three years.

Inventories
Inventories are stated at the lower of cost, principally determined by the last-in, first-out (LIFO) method, or market. If inventories had been valued using the first-in, first-out method, inventory values would have been higher by approximately $57.6 million and $59.6 million at December 31, 2006 and 2005, respectively. During 2006, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases, the effect of which decreased costs of products sold by approximately $7.1 million and increased net income by $4.3 million in 2006. There was no LIFO liquidation in 2005 or 2004.
Inventories consist of the following:

As of December 31, (in thousands)	2006	2005

Finished products	$3,906	$9,997
Materials and products in process	20,500	38,729

Net inventories	$24,406	$48,726

Property, Plant, and Equipment
Property, plant, and equipment are stated on the basis of cost. Depreciation is computed using the straight-line and declining balance methods predominately over 15, 10, and 3 years for buildings, machinery and equipment, and tools and dies, respectively.
Property, plant and equipment consist of the following:

As of December 31, (in thousands)	2006	2005

Land and improvements	$1,652	$1,652
Buildings and improvements	23,795	23,501
Machinery and equipment	86,155	100,903
Dies and tools	16,440	29,118

	$128,042	$155,174

Long-lived assets are reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. In performing this review, the carrying value of the assets is compared to the projected undiscounted cash flows to be generated from the assets. If the sum of the undiscounted expected future cash flows is less than the carrying value of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. When fair value estimates are not available, the Company estimates fair value using the estimated future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets.
In 2006, $12.0 million of machinery and equipment and $13.4 million of dies and tools no longer used in operations, and $25.4 million of corresponding accumulated depreciation, were reclassified to other assets. As the net book value of these assets was zero, there was no increase to other assets. In 2005,

$8.3 million of buildings and improvements no longer used in operations, and $5.6 million of corresponding accumulated depreciation were reclassified to other assets.
Income Taxes
Income taxes are accounted for using the asset and liability method in accordance with SFAS No. 109. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to temporary differences between the financial statement carrying amounts and the tax basis of the Company’s assets and liabilities.
Product Liability
The Company provides for product liability claims including estimated legal costs to be incurred defending such claims. The provision for product liability claims is charged to cost of products sold.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2006, 2005, and 2004, were $1.9 million, $2.0 million, and $2.5 million, respectively.
Shipping Costs
Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $1.9 million, $1.9 million, and $1.7 million in 2006, 2005, and 2004, respectively.
Stock Options
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
Under the modified prospective approach, the provisions of SFAS 123(R) apply to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
Earnings Per Share
Basic earnings per share is based upon the weighted-average number of shares of Common Stock outstanding during the year, which was 25,775,400 in 2006 and 26,910,700 in 2005 and 2004. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method. This results in diluted weighted-average shares outstanding of 25,787,600 in 2006, 26,910,700 in 2005 and 26,930,000 in 2004.
Reclassifications
Certain prior year balances may have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this Interpretation on the Company’s financial position, results of operations and cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). FAS 158 provides recognition and disclosure elements to be effective as of the end of fiscal years ending after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. At December 31, 2006, the Company has reported $12.4 million of deferred pension losses, net of taxes, in accumulated other comprehensive income and has reported the $7.6 million unfunded status of the plans as a liability at December 31, 2006. See Footnote 3 “Pension Plans” for further discussion of the Company’s pension plans.
2. Income Taxes
The Federal and state income tax provision consisted of the following (in thousands):

Year ended December 31,	2006		2005		2004
	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$2,587	$(1,925)	$690	$(260)	$931	$1,556
State	739	(662)	204	(56)	442	299

	$3,326	$(2,587)	$894	$(316)	$1,373	$1,855

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

December 31,	2006	2005

Deferred tax assets:
Product liability	$698	$881
Employee compensation and benefits	4,081	3,749
Allowances for doubtful accounts and discounts	458	316

December 31,	2006	2005
Inventories	2,674	1,715
Additional minimum pension liability	8,289	8,117
Other	2,467	1,533

Total deferred tax assets	18,667	16,311

Deferred tax liabilities:
Depreciation	1,030	783
Pension plans	5,428	5,994
Other	232	316

Total deferred tax liabilities	6,690	7,093

Net deferred tax assets	$11,977	$9,218

In accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pension Plan Costs,” changes in deferred tax assets relating to the additional minimum pension liability are not charged to expense and are therefore not included in the deferred tax provision, instead they are charged to other comprehensive income.
The effective income tax rate varied from the statutory Federal income tax rate as follows:

Year ended December 31,	2006	2005	2004

Statutory Federal income tax rate	34.0%	34.0%	35.0%
State income taxes, net of Federal tax benefit	4.2	7.5	6.2
Other items	1.9	(1.4)	(1.1)

Effective income tax rate	40.1%	40.1%	40.1%

The Company made income tax payments of approximately $0.2 million, $3.1 million, and $2.6 million, during 2006, 2005, and 2004, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.
3. Pension Plans
The Company sponsors two defined benefit pension plans that cover substantially all employees. A third defined benefit pension plan is non-qualified and covers certain executive officers of the Company.
The cost of these defined benefit plans and the balances of plan assets and obligations are as follows (in thousands):

Change in Benefit Obligation	2006	2005

Benefit obligation at January 1	$64,481	$59,114
Service cost	1,670	1,650
Interest cost	3,444	3,340
Actuarial loss (gain)	(3,051)	2,248
Benefits paid	(2,377)	(1,871)

Benefit obligation at December 31	64,167	64,481

Change in Plan Assets

Fair value of plan assets at January 1	53,206	50,344
Actual return on plan assets	3,463	1,876

Change in Benefit Obligation	2006	2005
Employer contributions	2,236	2,857
Benefits paid	(2,378)	(1,871)

Fair value of plan assets at December 31	56,527	53,206

Funded Status

Funded status	(7,640)	(11,275)
Unrecognized net actuarial loss	19,398	22,920
Unrecognized prior service cost	1,324	1,484
Unrecognized transition obligation (asset)	—	—

Net amount recognized	$13,082	$13,129

Weighted Average Assumptions for the years
ended December 31,	2006	2005

Discount rate	5.50%	5.75%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increases	5.00%	5.00%

Components of Net Periodic Pension Cost

Service cost	$1,670	$1,650
Interest cost	3,444	3,340
Expected return on assets	(4,235)	(4,041)
Amortization of unrecognized transition asset	—	11
Recognized gains	1,243	1,041
Prior service cost recognized	161	257

Net periodic pension cost	$2,283	$2,258

Amounts Recognized on the Balance Sheet	2006	2005

Accrued benefit liability	$(7,640)	$(8,648)
Intangible asset	—	1,485
Accumulated other comprehensive income, net of tax	12,433	12,175
Deferred tax asset	8,289	8,117

	$13,082	$13,129

Weighted Average Assumptions as of December 31,	2006	2005

Discount rate	5.75%	5.50%
Rate of compensation increases	5.00%	5.00%

Information for Pension Plans with an Accumulated
Benefit Obligation in excess of plan assets	2006	2005

Projected benefit obligation	$64,167	$64,481
Accumulated benefit obligation	$62,284	$61,854
Fair value of plan assets	$56,527	$53,206

Pension Weighted Average Asset Allocations as of
December 31,	2006	2005

Debt securities	70%	70%
Equity securities	27%	27%
Money market funds	3%	3%

	100%	100%

The estimated future benefit payments for the defined benefit plans, which reflect future service as appropriate, for each of the next five years and the total amount for years six through ten, are as follows: 2007-$2.4 million, 2008-$2.6 million, 2009-$3.0 million, 2010-$3.1 million, 2011-$3.3 million and for the five year period ending 2016-$21.2 million.
The accumulated benefit obligation for all the defined benefit pension plans was $62.3 million and $61.9 million as of December 31, 2006 and 2005, respectively.
The measurement dates of the assets and liabilities of all plans presented for 2006 and 2005 were December 31, 2006 and December 31, 2005, respectively.
Prior service cost of $0.2 million and unrecognized losses of $1.1 million included in accumulated other comprehensive income as of December 31, 2006 are expected to be recognized as components of net periodic pension cost in 2007.
The Company expects to contribute $1.9 million in the form of cash payments to its pension plans in 2007. This contribution is not required by funding regulations or laws. The current investment objective is to produce income and long-term appreciation through a target asset allocation of 75% debt securities and other fixed income investments including cash and short-term instruments, and 25% of equity investments, to provide for the current and future benefit payments of the plans. The Company anticipates modifying the investment allocation during 2007 to include a higher percentage of equity investments, and to transition to the new asset allocation over the 18 months thereafter. The pension plans are not invested in the common stock of the Company.
The Company determines the expected return on plan assets based on the target asset allocations. In addition, the historical returns of the plan assets are also considered in arriving at the expected rate of return.
In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and its predecessor, SFAS No. 87, “Employers’ Accounting for Pension Costs”, the Company recorded an additional minimum pension liability, net of tax, which decreased comprehensive income by $0.3 million, $1.9 million, and $1.6 million in 2006, 2005, and 2004, respectively.
The Company also sponsors two defined contribution plans which cover substantially all of its hourly and salaried employees and a non-qualified defined contribution plan which covers certain of its salaried employees. Expenses related to the defined contribution plans were $1.1 million, $1.5 million, and $0.7 million in 2006, 2005, and 2004, respectively.
Effective January 1, 2007, all qualified and non-qualified defined contribution plans were merged into a single 401(k) plan. Under the terms of the 401(k) plan, the Company will begin matching a certain portion of employee contributions effective January 1, 2007. Company costs under the matching provisions of the new plan are expected to approximate aggregate Company costs recognized under the three prior defined contribution plans.
FAS No. 158 requires an employer to measure the funded status of a plan as of its year-end date and is first effective for fiscal 2006 for the Company and is reflected in the following presentation of the Company’s defined benefit plans. Upon adoption of this standard the Company recorded a charge of $1.6 million, net of tax, to other comprehensive income and a $2.6 million credit to accrued pension liability.
4. Restatement of 2004 Financial Statements
As previously reported in 2005, the financial statements for the year ended December 31, 2004 have been restated to reduce cost of goods sold by $0.9 million. The misstatement was caused by an error in the calculation of the 2004 LIFO index. This restatement increased net income by $0.5 million or $0.02 per share for the year ended December 31, 2004.
5. Stock Incentive and Bonus Plans
In 1998, the Company adopted, and in May 1999 the shareholders approved, the 1998 Stock Incentive Plan (the “1998 Plan”) under which employees may be granted options to purchase shares of the Company’s Common Stock and stock appreciation rights. The Company has reserved 2,000,000 shares for issuance under the 1998 Plan. These options have an exercise price equal to the fair market value of the shares of the Company at the date of grant, become vested ratably over five years, and expire ten years from the date of grant. To date, no stock appreciation rights have been granted.
On December 18, 2000, the Company adopted, and in May 2001 the shareholders approved, the 2001 Stock Option Plan for Non-Employee Directors (the “2001 Plan”) under which non-employee directors are granted options to purchase shares of the Company’s authorized but unissued stock. The Company has reserved 200,000 shares for issuance under the 2001 Plan. Options granted under the 2001 Plan have an exercise price equal to the fair market value of the shares of the Company at the date of grant and expire ten years from the date of grant. Twenty-five percent of the options vest immediately upon grant and the remaining options vest ratably over three years.
The following table summarizes the activity of the Plans:

				Weighted Avg
			Weighted Avg	Remaining
		Weighted Avg	Grant Date	Contractual
	Shares	Exercise Price	Fair Value	Life (Years)

Outstanding at December 31, 2003	1,095,000	$11.55	$1.86	5.32
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at December 31, 2004	1,095,000	11.55	1.86	4.32
Granted	40,000	10.88	2.24	9.5
Exercised	—	—
Canceled	(115,000)	11.74	1.83	3.15

				Weighted Avg
			Weighted Avg	Remaining
		Weighted Avg	Grant Date	Contractual
	Shares	Exercise Price	Fair Value	Life (Years)
Outstanding at December 31, 2005	1,020,000	11.50	1.89	3.31
Granted	660,000	8.51	3.51	9.7
Exercised	—	—	—	—
Canceled	(355,000)	11.90	2.00	2.3

Outstanding at December 31, 2006	1,325,000	9.46	2.66	5.4

Exercisable Options Outstanding at December 31, 2006	670,000	11.18	1.95	2.7

Non-Vested Options Outstanding at December 31, 2006	655,000	$7.70	$3.50	9.7

There were 670,000 exercisable options at December 31, 2006, with a weighted average exercise price of $11.18 and an average contractual life remaining of 2.7 years. At December 31, 2006, an aggregate of 875,000 shares remain available for grant under the Plans.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions: dividend yield of 0.0%, expected volatility of 44.3%, risk free rate of return of 4.0%, and expected lives of 5 years. The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.
The Company’s Stock Bonus Plan, as amended, covers its key employees excluding members of the Ruger family. Pursuant to the Plan, awards are made of Common Stock and a cash bonus approximating the estimated income tax on the awards. At December 31, 2005, 502,000 shares of Common Stock were reserved for future awards.
As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $176,000 and $106,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25 for stock option grants. Basic and diluted earnings per share were unchanged. If the Company would have adopted Statement 123(R) for the year ended December 31, 2005, the Company’s income before income taxes and net income for that period would have been $39,000 and $23,000 lower, respectively, than the amounts previously reported and basic and diluted earnings per share would have been unchanged.
At December 31, 2006, there was $2.2 million of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 4.5 years.
At December 31, 2006, shares available for future stock option grants to employees and directors under existing plans were 1.1 million and 60,000, respectively. At December 31, 2006 the aggregate intrinsic value of all options, including exercisable options, was zero. The Company has reserved 2.2 million of authorized and unissued shares of its common stock for issuance of stock under its stock option plans.
6. Contingent Liabilities
(The following disclosures within “Contingent Liabilities” are identical to the disclosures within Item 1A-Risk Factors “Firearms Litigation” and “Firearms Litigation” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

As of December 31, 2006, the Company is a defendant in approximately four lawsuits allegedly involving its products and is aware of certain other such claims. Lawsuits and claims fall into two categories:
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
The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. The defendants filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act (“PLCAA”). The state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007.
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
Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the “Protection of Lawful Commerce in Arms Act” was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims, including the municipal cases described above. On February 1, 2007, plaintiff’s counsel in the previously reported Arnold case advised that plaintiff intends to voluntarily dismiss the case with prejudice. This will conclude this matter with no payment by the Company.
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
As of December 31, 2006 and 2005, the Company was a defendant in 4 and 6 lawsuits, respectively, involving its products and is aware of other such claims. During the year ended December 31, 2006 and 2005, respectively, 2 and 3 claims were filed against the Company, 2 and 5 claims were dismissed, and 2 and 1 claims were settled. The average cost per settled claim was $47,000 and $150,000 in 2006 and 2005, respectively.
During the years ended December 31, 2006 and 2005, the Company incurred product liability expense of $2.5 million and $4.9 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.
The Company monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company’s financial results for a particular period.
The Company has reported all cases instituted against it through September 30, 2006 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.
Balance Sheet Rollforward for Product Liability Reserve
(Dollars in thousands)

			Cash Payments
		Accrued
		Legal
	Balance	Expense					Balance
	Beginning	(Reversal)	Legal Fees		Insurance	Admin.	End of
	of Year (a)	(b)	(c)	Settlements (d)	Premiums	Expense	Year (a)

2004	$6,665	($1,598)	($1,935)	—	N/A	N/A	$3,132

2005	3,132	2,514	(2,935)	(515)	N/A	N/A	2,196

2006	2,196	688	(1,000)	(143)	N/A	N/A	1,741

Income Statement Detail for Product Liability Expense
(Dollars in thousands)

	Accrued	Insurance		Total
	Legal	Premium	Admin.	Product
	Expense	Expense	Expense	Liability
	(b)	(e)	(f)	Expense

2004	$(1,598)	$1,524	$878	$804

2005	2,514	1,338	1,041	4,893

2006	688	1,141	691	2,520

Notes
(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

(f)	Administrative expense represents personnel related and travel expenses of Company employees and firearm experts related to the management and monitoring of product liability matters.
There were no insurance recoveries during any of the above years.
7. Asset Impairment Charges
In the fourth quarter of 2006 and 2005 the Company recognized asset impairment charges of $0.5 million and $0.5 million, respectively, related to certain assets in the investment castings and corporate segments. The Company was required to reduce the carrying value of these assets to fair value and recognized asset impairment charges because the carrying value of the affected assets exceeded their projected future undiscounted cash flows. The Company’s cessation of titanium castings operations did not result in an asset impairment charge.
8. Related Party Transactions
In 2006, 2005 and 2004, the Company paid Newport Mills, $9,800, $205,500 and $243,000, respectively, for storage rental and office space. The sole proprietor of Newport Mills is William B. Ruger, Jr. who was Chairman and Chief Executive Officer of the Company at the time. As of December 31, 2006, the Company no longer occupied this storage and office space. On December 16, 2005, the Company sold two automobiles to Mr. Ruger, Jr. for $15,000.
9. Operating Segment Information
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
Corporate segment income relates to interest income on short-term investments, the sale of non-operating assets, and other non-operating activities. Corporate segment assets consist of cash and short-term investments and other non-operating assets.
The Company evaluates performance and allocates resources, in part, based on profit and loss before taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). Intersegment sales are recorded at the Company’s cost plus a fixed profit percentage.
The Company’s assets are located entirely in the United States and domestic sales represent over 95% of total sales.
Revenues from significant customers in 2006, 2005, and 2004 were as follows:

Year ended December 31, (in thousands)	2006	2005	2004

Customer 1	$18,600	$12,700	$10,100
Customer 2	18,100	21,600	16,000
Customer 3	17,400	16,500	15,100
Customer 4	10,500	15,900	15,700

Year ended December 31, (in thousands)	2006	2005	2004

Net Sales
Firearms	$139,110	$132,805	$124,924
Castings
Unaffiliated	28,510	21,917	20,700
Intersegment	11,818	18,045	14,363

	40,328	39,962	35,063
Eliminations	(11,818)	(18,045)	(14,363)

	$167,620	$154,722	$145,624

Income (Loss) Before Income Taxes
Firearms	$1,387	$2,524	$10,811
Castings	(1,178)	(1,711)	(3,942)
Corporate	1,634	629	1,182

	$1,843	$1,442	$8,051

Identifiable Assets
Firearms	$53,525	$73,035	$77,824
Castings	17,154	17,751	19,657
Corporate	46,387	48,853	49,979

	$117,066	$139,639	$147,460

Depreciation
Firearms	$2,475	$3,759	$3,220
Castings	1,377	1,681	2,607

	$3,852	$5,440	$5,827

Year ended December 31, (in thousands)	2006	2005	2004
Capital Expenditures
Firearms	$3,486	$3,116	$4,403
Castings	420	1,344	2,542

	$3,906	$4,460	$6,945

10. Retirement of Chief Executive Officer and Chairman of the Board
William B. Ruger, Jr. resigned as Chairman of the Board and Director of the Company effective February 13, 2006. Mr. Ruger retired as Chief Executive Officer of the Company effective February 28, 2006. In connection with his retirement, the Company paid Mr. Ruger $0.7 million, substantially all of which was recognized as an expense in the first quarter of 2006.
11. Quarterly Results of Operations (Unaudited)
The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2006 (in thousands, except per share data):

	Three Months Ended
	3/31/06	6/30/06	9/30/06	12/31/06

Net Sales	$47,427	$35,276	$41,612	$43,305
Gross profit	9,139	7,457	5,234	2,407
Net income (loss)	1,420	1,448	957	(2,721)
Basic and diluted earnings (loss) per share	0.05	0.06	0.04	(0.12)

	Three Months Ended
	3/31/05	6/30/05	9/30/05	12/31/05

Net Sales	$44,260	$34,395	$35,090	$40,978
Gross profit	11,848	5,645	4,900	3,986
Net income (loss)	3,681	(2)	(979)	(1,836)
Basic and diluted earnings (loss) per share	0.14	—	(0.04)	(0.07)
In the fourth quarter of 2006, a $2.5 million non-cash inventory valuation adjustment, net of the LIFO impact, was recorded to recognize inefficiencies in labor and overhead during a period of rapid inventory reduction as the Company converted to a manufacturing system that emphasizes continuous improvement in customer service, quality and productivity. This over-absorption of labor and overhead was quantified by a physical inventory taken in the fourth quarter.
Due to the timing of the physical inventory, the Company was unable to quantify the impact of this delayed recognition of labor and overhead efficiencies, if any, on the financial results of prior quarters. As a consequence, raw material and work in process physical inventories are being performed at the end of each quarter until a permanent corrective action is established and determined to be adequate, making these physical inventories unnecessary.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, the Company’s controls and procedures over financial reporting were effective.
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
The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2006. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except raw material and work in process physical inventories are being performed at the end of each quarter.

ITEM 9B—OTHER INFORMATION
None.
PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders scheduled to be held April 24, 2007.
Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”
Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders scheduled to be held April 24, 2007.
ITEM 11—EXECUTIVE COMPENSATION
Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders scheduled to be held April 24, 2007.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders scheduled to be held April 24, 2007.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information concerting certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders scheduled to be held April 24, 2007.
ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2007 Annual Meeting of the Stockholders scheduled to be held April 24, 2007.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Exhibits and Financial Statement Schedules
(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)	Schedules can be found on Page 67 of this Form 10-K

(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 10.1	Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No. 1-10435).

Exhibit 10.2	Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.4	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.5	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6	[Intentionally omitted.]

Exhibit 10.7	Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8	Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

Exhibit 10.9	Agreement and Release,dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435)

Exhibit 10.10	Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435)

Exhibit 10.11	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435)

Exhibit 10.12	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435)

Exhibit 10.13	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435)

Exhibit 10.14	Offer Letter, dated as of September 5, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2006, SEC File No. 1-10435)

Exhibit 10.15	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435)

Exhibit 10.16	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Christopher John Killoy (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435)

Exhibit 10.17	Amended Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and

Thomas P. Sullivan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435)

Exhibit 23.1	Consent of McGladrey & Pullen, LLP

Exhibit 23.2	Consent of KPMG LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarters ended March 31, and September 30, 2000, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2005, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

(Registrant)

S/THOMAS A. DINEEN

Thomas A. Dineen
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

March 5, 2007

Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/MICHAEL O. FIFER	3/5/07	S/STEPHEN L. SANETTI	3/5/07

Michael O. Fifer		Stephen L. Sanetti
Chief Executive Officer, Director		President, Director
(Principal Executive Officer)

S/JOHN M. KINGSLEY, JR.	3/5/07	S/RICHARD T. CUNNIFF	3/5/07

John M. Kingsley, Jr.		Richard T. Cunniff
Director		Director

S/JAMES E. SERVICE .	3/5/07	S/JOHN A. COSENTINO	3/5/07

James E. Service		John A. Cosentino, Jr.
Director		Director

S/C. MICHAEL JACOBI	3/5/07	S/RONALD C. WHITAKER.	3/5/07

C. Michael Jacobi		Ronald C. Whitaker
Director		Director

S/STEPHEN T. MERKEL	3/5/07

Stephen T. Merkel
Director

YEAR ENDED DECEMBER 31, 2006
STURM, RUGER & COMPANY, INC.
ITEMS 15(a)(2) AND 15(d)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.
Item 15(a)(2) and Item 15(d)—Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
			(2)
		(1)	Charged to
	Balance at	Charged (Credited)to	Other			Balance
	Beginning	Costs and	Accounts			at End
Description	of Period	Expenses	–Describe	Deductions		of Period
Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2006	$351	$(81)		$115	(a)	$155

Year ended December 31, 2005	$373			$22	(a)	$351

Year ended December 31, 2004	$441			$68	(a)	$373

Allowance for discounts:
Year ended December 31, 2006	$346	$2,808		$2,948	(b)	$206

Year ended December 31, 2005	$555	$3,508		$3,717	(b)	$346

Year ended December 31, 2004	$772	$3,957		$4,174	(b)	$555

Excess and obsolete inventory reserve:
Year ended December 31, 2006	$(3,137)	$3,217		$838	(c)	$(5,516)

Year ended December 31, 2005	$(2,698)	$461		$22	(c)	$(3,137)

Year ended December 31, 2004	$(2,015)	$1,009		$326	(c)	$(2,698)

(a)	Accounts written off or (subsequently recovered)

(b)	Discounts taken

(c)	Inventory written off