Form 10-Q
period 2007-03-31
STURM RUGER & CO INC
filed 2007-04-23
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock as of March 31, 2007: Common Stock, $1 par value – 22,638,720.

INDEX
STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
STURM, RUGER & COMPANY, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	December 31,
	2007	2006
		(Note)
Assets

Current Assets
Cash and cash equivalents	$5,139	$7,316
Short-term investments	48,925	22,026
Trade receivables, net	17,171	18,007

Gross inventories	70,932	87,477
Less LIFO reserve	(51,821)	(57,555)
Less excess and obsolescence reserve	(4,447)	(5,516)

Net inventories	14,664	24,406

Deferred income taxes	7,534	8,347
Prepaid expenses and other current assets	1,412	1,683

Total current assets	94,845	81,785

Property, plant and equipment	127,926	128,042
Less allowances for depreciation	(105,316)	(105,081)

Net property, plant and equipment	22,610	22,961

Deferred income taxes	3,535	3,630
Other assets	6,530	8,690

Total Assets	$127,520	$117,066

See notes to condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
STURM, RUGER & COMPANY, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	December 31,
	2007	2006
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$4,341	$6,342
Product liability	776	904
Employee compensation and benefits	7,064	6,416
Workers’ compensation	6,519	6,547
Income taxes payable	4,912	1,054

Total current liabilities	23,612	21,263

Accrued pension liability	7,632	7,640
Product liability accrual	814	837
Contingent liabilities – Note 7	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1: Authorized shares - 40,000,000; issued and outstanding 22,638,700 and 22,638,700	22,639	22,639
Additional paid-in capital	2,691	2,615
Retained earnings	82,565	74,505
Accumulated other comprehensive income (loss)	(12,433)	(12,433)

Total Stockholders’ Equity	95,462	87,326

Total Liabilities and Stockholders’ Equity	$127,520	$117,066

Note:
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Net firearms sales	$43,669	$40,825
Net castings sales	4,787	6,602

Total net sales	48,456	47,427
Cost of products sold	32,893	37,404

Gross profit	15,563	10,023

Expenses:
Selling	3,336	4,020
General and administrative	4,312	3,708

	7,648	7,728

Operating profit	7,915	2,295

Gain on sale of non-manufacturing assets (Note 8)	5,202	—
Other income-net	339	73

Total other income	5,541	73

Income before income taxes	13,456	2,368

Income taxes	5,396	949

Net income	$8,060	$1,419

Earnings per share
Basic	$0.36	$0.05

Diluted	$0.36	$0.05

Average shares outstanding
Basic	22,639	26,911

Diluted	22,848	26,911

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net income	$8,060	$1,419
Adjustments to reconcile net income to cash provided by (use in) operating activities:
Depreciation	1,091	1,170
Gain on sale of non-manufacturing assets	(5,201)	—
Deferred income taxes	908	(54)
Changes in operating assets and liabilities:
Trade receivables	836	(4,982)
Inventories	9,742	3,998
Trade accounts payable and other liabilities	(1,381)	797
Product liability	(151)	(376)
Prepaid expenses and other assets	321	3,178
Income taxes	3,858	(407)

Cash Provided by Operating Activities	18,083	4,743

Investing Activities
Property, plant and equipment additions	(740)	(585)
Proceeds from the sale of non-manufacturing assets	7,379	—
Purchases of short-term investments	(26,899)	(33,739)
Proceeds from maturities of short-term investments	—	29,815

Cash used for investing activities	(20,260)	(4,509)

(Decrease) increase in cash and cash equivalents	(2,177)	234

Cash and cash equivalents at beginning of period	7,316	4,057

Cash and cash equivalents at end of period	$5,139	$4,291

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007
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
     In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
     Organization: Sturm, Ruger & Company, Inc. (“Company”) is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company’s design and manufacturing operations are located in the United States. Sales for the three months ended March 31, 2007 were 96% domestic and 4% export. The Company’s firearms are sold through a select number of independent wholesale distributors to the sporting and law enforcement markets. Investment castings are sold either directly or through manufacturers’ representatives to companies in a wide variety of industries.
     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Reclassifications: Certain prior year balances may have been reclassified to conform with current year presentation.
     Stock Incentive and Bonus Plans: At March 31, 2007, the Company has two stock-based compensation plans. Readers should refer to both Item 8, Note 5 and Item 12 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional information related to these stock-based compensation plans. There were no options granted or exercised in the periods ending March 31, 2007 and 2006. The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $76,000 and $12,000 for the periods ended March 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements:
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The potential impact of FIN 48 on the Company’s financial position is discussed in Note 4 to the condensed financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”) and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). These Standards define fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 and FAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 and FAS 159 are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
NOTE 3 — INVENTORIES
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
     During the first quarter of 2007, inventory quantities were reduced. This reduction in inventory levels is expected to continue through year-end. This reduction will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation continues to occur in 2007, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company. The Company estimates that the impact of this liquidation on the results of operations for the period ended March 31, 2007 was to reduce cost of products sold by $4.4 million.
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Inventory at FIFO
Finished products	$8,852	$13,117
Materials and work in process	62,080	74,360

Gross inventory	70,932	87,477

Less: LIFO reserve	(51,821)	(57,555)
Less: excess and obsolescence reserve	(4,447)	(5,516)

Net inventories	$14,664	$24,406

In addition to the aforementioned liquidation, the LIFO reserve was further reduced by $1.3 million as a result of the sale of excess titanium inventory in 2007. This sale did not have an impact on the statement of income.
The excess and obsolescence reserve decreased as a result of an adjustment related to the increased LIFO impact on the FIFO inventory.
NOTE 4 — INCOME TAXES
     The Company’s 2007 and 2006 effective tax rate differs from the statutory tax rate due principally to state income taxes. Income tax payments totaled $0.6 million for the three months ended March 31, 2007. No income tax payments were made in the quarter ended March 31, 2006.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003. In the first quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of the Company’s Federal income tax return for 2005. The Company anticipates that the IRS will complete this examination by the end of 2007. The Company does not anticipate that adjustments resulting from this examination, if any, would result in a material change to its financial position or results of operations.
     Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any “uncertain tax positions” in its Federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.5 to $1.0 million exist. The Company had previously recorded $0.7 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties. This amount is included in income taxes payable at March 31, 2007. In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of its provision for taxes.
NOTE 5 — PENSION PLANS
     The Company sponsors two defined benefit pension plans which cover substantially all employees. A third defined benefit plan is non-qualified and covers certain executive officers of the Company. The estimated cost of these plans is summarized below (in thousands):

Three months ended March 31,	2007	2006

Service cost	$352	$405
Interest cost	727	821
Expected return on plan assets	(893)	(993)
Amortization of prior service cost	34	66
Recognized actuarial gains	262	256

Net periodic pension cost	$482	$555

     The Company made contributions totaling $0.5 million related to its defined benefit pension plans in the first quarter of 2007. The Company expects its contribution requirements for its defined benefit pension plans for the balance of 2007 to be approximately $1.5 million.
NOTE 6 — BASIC AND DILUTED EARNINGS PER SHARE
     Shares outstanding as of March 31, 2007 and 2006 were 22,638,720 and 26,910,720, respectively.
     Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the three months ended March 31, 2007 and 2006 of 22,847,578 shares and 26,911,000, respectively.
NOTE 7 — CONTINGENT LIABILITIES
(The following disclosures within “Note 7-Contingent Liabilities” are identical to the disclosures within “Firearms Litigation” in Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
     As of March 31, 2007, the Company is a defendant in approximately 3 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:
(i)	those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. No such lawsuits are presently pending. Pending claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty, and other legal theories; and

(ii)	those brought by cities, municipalities, counties, and individuals against firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. There are three such lawsuits presently pending: Gary, Indiana; Washington, D. C.; and New York City, all discussed further below. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company’s products.
     The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case involving firearms, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities, and counties based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.

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
     Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the “Protection of Lawful Commerce in Arms Act” was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims, including the municipal cases described above. The Company was voluntarily dismissed with prejudice on March 23, 2007 from the previously reported Arnold case. The matter was thus concluded with no payment by the Company.
     Punitive damages, as well as compensatory damages, are demanded in certain of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. For claims made after July 10, 2000, coverage is provided on an annual basis for losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.
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
     The Company has reported all cases instituted against it through December 31, 2006 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.
NOTE 8 – RELATED PARTY TRANSACTIONS
     On March 8, 2007 the Company sold 42 parcels of non-manufacturing real property for $7.3 million to William B. Ruger, the Company’s former Chief Executive Officer and Chairman of the Board. The sales price was based upon an independent appraisal. The sale included substantially all of the Company’s non-manufacturing real property assets in New Hampshire. The Company recognized a gain of $5.2 million on the sale. Also in March 2007, the Company sold several pieces of artwork to members of the Ruger family for $0.1 million and recognized insignificant gains from these sales.
NOTE 9 — OPERATING SEGMENT INFORMATION
     The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment consists of two operating divisions that manufacture and sell titanium and steel investment castings. In July 2006, the Company announced the cessation of titanium castings operations. Production of these items was completed in the first quarter of 2007 and no new orders will be accepted. The Company expects to ship approximately $0.5 million of orders open as of March 31, 2007 for titanium castings from inventory during the remainder of 2007. The Company continues to manufacture and sell steel investment castings for a wide variety of customers and end uses. Selected operating segment financial information follows (in thousands):

Three months ended March 31,	2007	2006

Net Sales
Firearms	$43,669	$40,825
Castings
Unaffiliated	4,787	6,602
Intersegment	2,028	4,650

	6,815	11,252
Eliminations	(2,028)	(4,650)

	$48,456	$47,427

Income (Loss) Before Income Taxes
Firearms	$10,375	$3,416
Castings	(1,088)	(1,239)
Corporate	4,169	192

	$13,456	$2,369

March 31,	2007	2006

Identifiable Assets
Firearms	$46,110	$53,525
Castings	11,691	17,154
Corporate	69,719	46,387

	$127,520	$117,066

NOTE 10 – SUBSEQUENT EVENT
     On April 16, 2007, the Company sold a non-manufacturing facility in Arizona for $5 million. This facility had not been used in the Company’s operations for several years. The Company expects to realize a gain of approximately $1.5 million from this sale in the second quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
     Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms and precision investment castings. The Company’s design and manufacturing operations are located in the United States. Sales for the three months ended March 31, 2007 were 96% domestic and 4% export. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.
     Investment castings are manufactured from titanium and steel alloys. Investment castings are sold either directly to or through manufacturers’ representatives to companies in a wide variety of industries. In July 2006, the Company announced the cessation of titanium castings operations. Production of these items was completed in the first quarter of 2007 and no new orders will be accepted. The Company expects to ship approximately $0.5 million of open orders as of March 31, 2007 for titanium castings from inventory during the remainder of 2007. The Company will consolidate its casting operations in its New Hampshire foundry in 2007. The Company does not anticipate that there will be any significant costs associated with this consolidation. The Company continues to manufacture and sell steel investment castings for a wide variety of customers and end uses.
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
Results of Operations
Backlog
     In prior years, the Company received one cancelable annual firearms order in December from each of its distributors. Effective December 1, 2006 the Company changed the manner in which distributors order firearms, and began receiving firm, non-cancelable purchase orders on a frequent basis, with most orders for immediate delivery. During the three months ended March 31, 2007, firearms orders received totaled $58.9 million, and order backlog increased $11.6 million from $16.2 million on December 31, 2006 to $27.8 million on March 31, 2007. Because of the aforementioned change in the manner in which distributors now order firearms, comparable data for the first quarter of 2006 is not meaningful.
Sales
     Consolidated net sales were $48.4 million for the three months ended March 31, 2007. This represents an increase of $1.0 million or 2.2% from consolidated net sales of $47.4 million in the comparable prior year period.

     Firearms segment net sales were $43.6 million for the three months ended March 31, 2007. This represents an increase of $2.8 million or 6.9% from firearm net sales of $40.8 million in the comparable prior year period.
     Firearms unit shipments increased 2.2% for the three months ended March 31, 2007. Rifle shipments increased 9.5% as demand remained strong for the Ruger 10/22 rimfire rifles and Mini-14 centerfire rifles. Revolver shipments decreased 6.6%, from the first quarter of 2006, due almost entirely to the discounted 2006 sale of 5,000 units of a discontinued single-action revolver. Eliminating the effect of this 2006 shipment, revolver sales would have increased 10.0% from the comparable 2006 quarter. This comparison better reflects the greater availability and continued strong demand of revolver models, particularly the Ruger New Vaquero. Shotgun shipments increased 9.4% and pistol shipments remained consistent with the prior year period.
     Casting segment net sales were $4.8 million for the three months ended March 31, 2007. This represents a decrease of $1.8 million or 27.3% from casting sales of $6.6 million in the comparable prior year period.
     The casting sales decrease reflects the cessation of titanium casting operations, as previously announced by the Company in July 2006. Titanium casting sales accounted for $2.4 million or 50.0% of casting sales for the three months ended March 31, 2007 and $3.1 million or 47.0% of casting sales in the comparable prior year period. The Company continues to manufacture and sell steel investment castings for a wide variety of customers and end uses.
Cost of Products Sold and Gross Margin
     Consolidated cost of products sold was $32.9 million for the three months ended March 31, 2007. This represents a decrease of $4.5 million or 12.0% from consolidated cost of products sold of $37.4 million in the comparable prior year period.
     The gross margin as a percent of sales was 32.1% for the three months ended March 31, 2007. This represents an increase from the gross margin of 21.1% in the comparable prior year period as illustrated below (in thousands):

Three Months Ended March 31	2007		2006

Net sales	$48,456	100.0%	$47,427	100.0%

Total cost of products sold, before LIFO and overhead rate inventory adjustments and product liability (Note A)	(35,549)	(73.4)%	(35,478)	(74.8)%

Gross margin before LIFO and overhead rate inventory adjustments and product liability	12,907	26.6%	11,949	25.2%

LIFO and overhead rate inventory adjustments and product liability (Note B)	2,656	5.5%	(1,926)	(4.1)%

Gross margin	$15,563	32.1%	$10,023	21.1%

Note A: Gross margin before inventory adjustments and product liability was favorably impacted by stronger firearm sales and a favorable adjustment to the excess and obsolescence reserve related to the increased LIFO impact, and was adversely impacted by reduced castings production and sales for both outside customers and internal firearm segment consumption.

Note B: Gross margin was favorably impacted by a LIFO liquidation of $4.4 million and a reduction in product liability of $0.4 million, and was adversely impacted by a reduction in inventory value of $1.2 million related to reduced overhead rates .
LIFO—During the three months ended March 31, 2007 gross inventories were reduced by $16.5 million, compared to a decrease in gross inventories of $3.0 million in the comparable prior year period. Inventories are not expected to increase above the March 31 levels during the remainder of 2007. The 2007 reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs that prevailed in prior years as compared with the current cost of purchases, the effect of which decreased costs of products sold by approximately $4.4 million and increased gross margin by 9.2% of sales in the three month period ended March 31, 2007. LIFO adjustments of $1.0 million resulted in an increase in cost of products sold in the comparable prior year period. The LIFO reserve was further reduced in 2007 by $1.3 million as a result of the sale of excess titanium inventory. This sale did not have an impact on the statement of income.
Product Liability—During the three months ended March 31, 2007 and 2006, the Company incurred product liability expense of $0.4 million and $0.8 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.
Overhead Rate Change—The change in inventory value in the three months ended March 31, 2007 was a reduction of $1.4 million, which recognized the continued progress made in lowering overhead rates the first quarter of 2007. The change in inventory value in the three months ended March 31, 2006 was a decrease of $0.2 million. The impact of the change in inventory value on gross margin was 2.9% of sales in 2007 as compared to 0.4% of sales in 2006.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $7.6 million for the three months ended March 31, 2007. This represents a decrease of $0.1 million or 1.0% from selling, general and administrative expenses of $7.7 million in the comparable prior year period. The decrease reflects $1.1 million severance costs related to the previously announced reduction-in-force program, offset by a reduction in advertising and sales promotion expenses and a non-recurring charge of $0.7 million incurred in the first quarter of 2006 related to the retirement of the Company’s former Chairman and Chief Executive Officer.
Other Income
     Other income-net was $5.5 million for the three months ended March 31, 2007. This represents an increase of $4.8 million from other income-net of $0.7 million in the comparable prior year period. The increase is primarily attributable to the $5.2 million gain on the sale of non-manufacturing real property in March of 2007.
Income Taxes and Net Income
     The effective income tax rate of 40.1% in the three months ended March 31, 2007 remained consistent with the income tax rate in 2006.
     As a result of the foregoing factors, net income was $8.1 million for the three months ended March 31, 2007. This represents an increase of $6.6 million or 468.0% from consolidated net income of $1.4 million in the comparable prior year period.

Financial Condition
Operations
     At March 31, 2007, the Company had cash, cash equivalents and short-term investments of $54.1 million. The Company’s pre-LIFO working capital of $122.7 million, less the LIFO reserve of $51.8 million, results in working capital of $70.9 million and a current ratio of 4.0 to 1.
     Cash provided by operating activities was $18.1 million and $4.7 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash provided is principally a result of a decrease in inventory, improved net income and various fluctuations in operating asset and liability accounts during the first three months of 2007 compared to the first three months of 2006.
     Third parties supply the Company with various raw materials for its firearms and castings, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle and shotgun stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts. There is a limited supply of these materials in the marketplace at any given time that can cause the purchase prices to vary based upon numerous market factors. The Company believes that it has adequate quantities of raw materials in inventory to provide ample time to locate and obtain additional items at then-current market cost without interruption of its manufacturing operations. However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials can not be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.
Investing and Financing
     Capital expenditures for the three months ended March 31, 2007 totaled $0.7 million. For the past two years capital expenditures averaged approximately $0.8 million per quarter. The Company expects to spend approximately $3.3 million on capital expenditures during the remainder of 2007 to purchase tooling for new product introductions and to upgrade and modernize manufacturing equipment, primarily at the Newport Firearms and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, these activities with funds provided by operations and current cash and short-term investments.
     On January 26, 2007, the Company announced that its Board of Directors authorized a stock repurchase program. The program allows the Company to repurchase up to $20 million of its common stock from time to time in the open market or through privately negotiated transactions. No shares were repurchased during the quarter ended March 31, 2007.
     On March 8, 2007 the Company sold 42 parcels of non-manufacturing real property for $7.3 million to William B. Ruger, the Company’s former Chief Executive Officer and Chairman of the Board. The sale included substantially all of the Company’s non-manufacturing real property assets in New Hampshire. The Company recognized a gain of $5.2 million on the sale.
     On April 16, 2007, the Company sold a non-manufacturing facility in Arizona for $5 million. This facility had not been used in the Company’s operations for several years. The Company expects to realize a gain of approximately $1.5 million and net cash of $4.6 million from this sale in the second quarter of 2007.
     There were no dividends paid for the three months ended March 31, 2007. The payment of future dividends depends on many factors, including consistent quarterly operating earnings, internal estimates of future performance, then-current cash and short-term investments and the Company’s need for funds. The Company does not expect to pay dividends in the near term, but will reconsider a dividend from time to time.

     Historically, the Company has not required external financing. Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of cash through the issuance of short-term or long-term debt.
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
Firearms Litigation
(The following disclosures within “Firearms Litigation” are identical to the disclosures within “Note 7-Contingent Liabilities.)
     As of March 31, 2007, the Company is a defendant in approximately 3 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:
(iii)	those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. No such lawsuits are presently pending. Pending claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty, and other legal theories; and

(iv)	those brought by cities, municipalities, counties, and individuals against firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. There are three such lawsuits presently pending: Gary, Indiana; Washington, D. C.; and New York City, all discussed further below. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company’s products.
     The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case involving firearms, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by cities, municipalities, and counties based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.
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
     Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the “Protection of Lawful Commerce in Arms Act” was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims, including the municipal cases described above. The Company was voluntarily dismissed with prejudice on March 23, 2007 from the previously reported Arnold case. The matter was thus concluded with no payment by the Company.
     Punitive damages, as well as compensatory damages, are demanded in certain of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. For claims made after July 10, 2000, coverage is provided on an annual basis for losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.
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
     The Company has reported all cases instituted against it through December 31, 2006 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.
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
     The valuation of the future defined benefit pension obligations at December 31, 2006 indicated that these plans were underfunded by $7.6 million and resulted in a cumulative other comprehensive loss of $12.4 million on the Company’s balance sheet at December 31, 2006.
     The Company expects to realize its deferred tax assets through tax deductions against future taxable income.
     Inflation’s effect on the Company’s operations is most immediately felt in cost of products sold because the Company values inventory on the LIFO basis. Generally under this method, the cost of products sold reported in the financial statements approximates current costs and, thus, reduces distortion in reported income that would result from the slower recognition of increased costs when other methods are used. In the three months ended March 31, 2007, however, a significant reduction in inventories resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. This resulted in a favorable LIFO adjustment to cost of sales of $4.4 million.

Adjustments to Critical Accounting Policies
     The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2006 Annual Report on Form 10-K filed on March 5, 2007, or the judgments affecting the application of those estimates and assumptions.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The potential impact of FIN 48 on the Company’s financial position is discussed in Note 4 to the condensed financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”) and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). These Standards define fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 and FAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 and FAS 159 are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in a bank-managed money market fund that invests principally in United States Treasury instruments, all maturing within one year. The carrying amount of these investments approximates fair value due to the short-term maturities. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates or commodity prices.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the March 31, 2007.
     Based on the evaluation, the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of March 31, 2007, such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The nature of the legal proceedings against the Company is discussed at Note 7 to this Form 10-Q report, which is incorporated herein by reference.
     The Company has reported all cases instituted against it through December 31, 2006, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.
     No cases were formally instituted against the Company during the three months ended March 31, 2007.
     During the three months ending March 31, 2007, no previously reported cases were settled.
     On March 23, 2007 the previously reported case of Arnold v. Company was voluntarily dismissed with prejudice by the plaintiff, thus concluding that matter with no payment by the Company.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from the information provided in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

STURM, RUGER & COMPANY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: April 20, 2007	S/THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer,
Vice President, Treasurer and Chief Financial Officer