Form 10-Q
period 2007-06-30
STURM RUGER & CO INC
filed 2007-07-24
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     The number of shares outstanding of the issuer’s common stock as of June 30, 2007: Common Stock, $1 par value – 22,679,585.

INDEX
STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     STURM, RUGER & COMPANY, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	December 31,
	2007	2006
		(Note)
Assets

Current Assets
Cash and cash equivalents	$6,448	$7,316
Short-term investments	64,122	22,026
Trade receivables, net	13,459	18,007

Gross inventories	60,861	87,477
Less LIFO reserve	(45,287)	(57,555)
Less excess and obsolescence reserve	(4,004)	(5,516)

Net inventories	11,570	24,406

Deferred income taxes	7,331	8,347
Prepaid expenses and other current assets	971	1,683

Total current assets	103,901	81,785

Property, plant and equipment	124,124	128,042
Less allowances for depreciation	(101,924)	(105,081)

Net property, plant and equipment	22,200	22,961

Deferred income taxes	2,766	3,630
Other assets	3,947	8,690

Total Assets	$132,814	$117,066

See notes to condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     STURM, RUGER & COMPANY, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	December 31,
	2007	2006
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$4,836	$6,342
Product liability	1,335	904
Employee compensation and benefits	6,227	6,416
Workers’ compensation	6,500	6,547
Income taxes payable	4,270	1,054

Total current liabilities	23,168	21,263

Accrued pension liability	7,618	7,640
Product liability accrual	778	837
Contingent liabilities – Note 8	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1: Authorized shares - 40,000,000; issued and outstanding 22,679,585 and 22,638,700	22,680	22,639
Additional paid-in capital	3,307	2,615
Retained earnings	87,696	74,505
Accumulated other comprehensive income (loss)	(12,433)	(12,433)

Total Stockholders’ Equity	101,250	87,326

Total Liabilities and Stockholders’ Equity	$132,814	$117,066

Note:
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net firearms sales	$39,567	$29,222	$83,237	$70,047
Net castings sales	2,540	6,054	7,327	12,656

Total net sales	42,107	35,276	90,564	82,703

Cost of products sold	28,979	26,891	61,872	64,175

Gross profit	13,128	8,385	28,692	18,528

Expenses:
Selling	3,557	3,815	6,894	7,834
General and administrative	3,523	2,791	7,835	6,619

	7,080	6,606	14,729	14,453

Operating profit	6,048	1,779	13,963	4,075

Gain on sale of non-manufacturing assets (Notes 9 and 11)	1,883	—	7,085	—
Other income-net	635	639	975	712

Total other income	2,518	639	8,060	712

Income before income taxes	8,566	2,418	22,023	4,787

Income taxes	3,435	970	8,831	1,919

Net income	$5,131	$1,448	$13,192	$2,868

Earnings per share
Basic	$0.23	$0.06	$0.58	$0.11

Diluted	$0.22	$0.06	$0.57	$0.11

Average shares outstanding
Basic	22,658	26,911	22,649	26,911

Diluted	23,068	26,912	22,951	26,912

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006

Operating Activities
Net income	$13,192	$2,868
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	2,108	2,345
Gain on sale of non-manufacturing assets	(7,085)	—
Deferred income taxes	1,880	(340)
Changes in operating assets and liabilities:
Trade receivables	4,548	(351)
Inventories	12,836	(1,677)
Trade accounts payable and other liabilities	(1,899)	509
Product liability	372	(296)
Prepaid expenses and other assets	879	3,998
Income taxes	3,216	257

Cash Provided by Operating Activities	30,047	7,313

Investing Activities
Property, plant and equipment additions	(1,304)	(1,648)
Proceeds from the sale of non-manufacturing assets	12,485	—
Purchases of short-term investments	(44,096)	(63,465)
Proceeds from maturities of short-term investments	2,000	57,057

Cash used for investing activities	(30,915)	(8,056)

(Decrease) in cash and cash equivalents	(868)	(743)

Cash and cash equivalents at beginning of period	7,316	4,057

Cash and cash equivalents at end of period	$6,448	$3,314

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007
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
     In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 2007 are not indicative of the results to be expected for the full year ending December 31, 2007. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2006.
     NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Organization:
     Sturm, Ruger & Company, Inc. (“Company”) is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company’s design and manufacturing operations are located in the United States. Sales for the three and six months ended June 30, 2007 were 95% domestic and 5% export. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market. Investment castings are sold either directly or through manufacturers’ representatives to companies in a wide variety of industries.
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
Recent Accounting Pronouncements:
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of FIN 48 on the Company’s financial position is discussed in Note 4 to the condensed financial statements.
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
     During the three and six month periods ended June 30, 2007, inventory quantities were reduced. This reduction in inventory levels is expected to continue through year-end. This reduction will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation continues to occur in 2007, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company. The Company estimates that the impact of this liquidation on the results of operations for the three and six month periods ended June 30, 2007 was to reduce cost of products sold by $6.5 and $16.2 million, respectively.

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Inventory at FIFO
Finished products	$7,670	$13,117
Materials and work in process	53,191	74,360

Gross inventory	60,861	87,477
Less: LIFO reserve	(45,287)	(57,555)
Less: excess and obsolescence reserve	(4,004)	(5,516)

Net inventories	$11,570	$24,406

In addition to the aforementioned liquidation, the LIFO reserve was further reduced by $1.7 million as a result of the sale of excess titanium inventory in 2007. This sale did not have an impact on the statement of income.
The LIFO impact on FIFO inventory increased from 66% at December 31, 2006 to 74% at June 30, 2007. The excess and obsolescence reserve decreased as a result of this increase.
NOTE 4 — INCOME TAXES
     The Company’s 2007 and 2006 effective tax rate differs from the statutory tax rate due principally to state income taxes. Income tax payments totaled $3.0 million and $3.7 million for the three and six months ended June 30, 2007, respectively. No income tax payments were made in the three and six months ended June 30, 2006.
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
     Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any “uncertain tax positions” in its Federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.5 to $1.0 million exist. The Company had previously recorded $0.7 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties. This amount is included in income taxes payable at June 30, 2007. In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of its provision for taxes.
NOTE 5 — PENSION PLANS
     The Company sponsors two defined benefit pension plans which cover substantially all employees. A third defined benefit plan is non-qualified and covers one current and two retired executive officers of the Company.

The estimated cost of these plans is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Service cost	399	$406	751	$811
Interest cost	822	821	1,549	1,642
Expected return on plan assets	(1,011)	(993)	(1,904)	(1,986)
Amortization of prior service cost	38	65	72	131
Recognized actuarial gains	297	256	559	512

Net periodic pension cost	$545	$555	$1,027	$1,110

     The Company made contributions totaling $0.5 million and $1.0 million related to its defined benefit pension plans in the three and six months ended June 30, 2007. The Company expects its contributions for its defined benefit pension plans for the balance of 2007 to be approximately $1.0 million.
NOTE 6 – SHARE BASED PAYMENTS
     On February 23, 2007 the Company adopted and on April 24, 2007 shareholders approved The Sturm, Ruger & Company, Inc. 2007 Stock Incentive Plan (the “Plan”). The Plan replaces both the Company’s 1998 Stock Incentive Plan and its 2001 Stock Option Plan for Non-Employee Directors in advance of their expiration and becomes the sole plan for providing stock-based incentive compensation. All directors (including non-employee directors), officers, employees and independent contractors of the Company are eligible to participate in the Plan. The Plan provides for the issuance of up to 2,550,000 shares of the Company’s common stock over the ten-year term of the Plan.
     The Plan provides for the granting of non-qualified stock options to purchase up to 2,350,000 shares of the Company’s common stock at a price not less than 100% of the fair market value of the stock as of the date of the grant. Incentive stock options are only available to employee participants. Each non-employee director will be granted options to purchase 20,000 shares of stock upon becoming a director. Options are exercisable for a period of up to ten years. The Plan also provides for restricted stock awards available to all eligible participants. Each non-employee director will be granted an annual award of restricted stock equal to $25,000 on the date of grant. The Plan also provides for the granting of deferred stock awards and share appreciation rights to all eligible participants.
     A summary of changes in options outstanding under the 1998 Stock Incentive Plan and 2001 Stock Option Plan for Non-Employee Directors is summarized below:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2006	1,325,000	$9.46
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding June 30, 2007	1,325,000	$9.46

     The aggregate intrinsic value (mean market price at June 30, 2007 less the weighted average exercise price) of options outstanding under the 1998 Stock Incentive Plan and 2001 Stock Option Plan for Non-Employee Directors was approximately $8.1 million.
     A summary of changes in options outstanding under the 2007 Stock Incentive Plan is summarized below:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2006	—	—
Granted	286,250	$13.39
Exercised	—	—
Expired	—	—

Outstanding June 30, 2007	286,250	$13.39

          The aggregate intrinsic value (mean market price at June 30, 2007 less the weighted average exercise price) of options outstanding under the 2007 Stock Incentive Plan was approximately $0.6 million.
     The aggregate compensation expense for options granted in April 2007, calculated using the Black-Scholes option-pricing model, was $0.7 million. This expense, which is a non-cash item, is being amortized in the Company’s Statement of Income over the vesting periods. 171,000 of the options granted to employees vest upon the Company's attainment of certain performance objectives if achieved within three years from the date of grant. 115,000 of the options granted to employees vest over five years. Compensation costs related to share-based payments granted under all three plans recognized in the Condensed Statements of Income aggregated $105,000 and $181,000 for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, compensation costs related to share-based payments recognized in the Condensed Statements of Income were $10,000 and $18,000, respectively.
     In addition to the above options granted in the period ended June 30, 2007 under the 2007 Stock Incentive Plan, deferred stock awards totaling 29,945 shares with a fair value of $438,000 were granted to certain executives of the Company and restricted stock shares totaling 10,920 with a fair value of $150,000 were issued to non-employee directors of the Company in partial payment of directors’ fees. The deferred shares granted to employees vested thirty days from the date of grant. The restricted shares issued to non-employee directors vest on the date of the 2008 annual meeting of stockholders. As a result of granting these awards, the Company’s income before taxes and net income for both the three and six months ended June 30, 2007 were $438,000 and $262,000 lower, respectively.
     The Company has adopted a policy to pay 25% of the annual incentive compensation in deferred stock which vests over three years. This policy applies to all officers of the Company and commences with the 2007 fiscal year and any annual incentive compensation earned for that period.
NOTE 8 — BASIC AND DILUTED EARNINGS PER SHARE
     Shares outstanding as of June 30, 2007 and 2006 were 22,679,585 and 26,910,720, respectively.
     Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the three and six months ended June 30, 2007 of 23,068,100 and 22,951,100 shares, respectively. Diluted weighted average of shares outstanding for both the three and six months ended June 30, 2006 were 26,912,000.
NOTE 8 — CONTINGENT LIABILITIES
(The following disclosures within “Note 8-Contingent Liabilities” are identical to the disclosures within “Firearms Litigation” in Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
     As of June 30, 2007, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:
(i)	those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. Pending lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty, and other legal theories; and

(ii)	those brought by cities or other governmental entities, and individuals against firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. There are three such lawsuits presently pending: Gary, Indiana; Washington, D.C.; and New York City, all discussed further below. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company’s products.
     The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case involving firearms, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by governmental entities based, among other reasons, on established state law precluding recovery for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.
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
     Of the lawsuits brought by municipalities, counties or a state Attorney General, twenty have been concluded: Atlanta – dismissal by intermediate Appellate Court, no further appeal; Bridgeport – dismissal affirmed by Connecticut Supreme Court; County of Camden – dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami – dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans – dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia – U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington – dismissed by trial court, no appeal; Boston – voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati – voluntarily withdrawn after a unanimous vote of the city council; Detroit – dismissed by Michigan Court of Appeals, no appeal; Wayne County – dismissed by Michigan Court of Appeals, no appeal; New York State – Court of Appeals denied plaintiff’s petition for leave to appeal the Intermediate Appellate Court’s dismissal, no further appeal; Newark – Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden – dismissed on July 7, 2003, not reopened; Jersey City – voluntarily dismissed and not re-filed; St. Louis – Missouri Supreme Court denied plaintiffs’ motion to appeal Missouri Appellate Court’s affirmance of dismissal; Chicago –

Illinois Supreme Court affirmed trial court’s dismissal; and Los Angeles City, Los Angeles County, San Francisco – Appellate Court affirmed summary judgment in favor of defendants, no further appeal; and Cleveland – dismissed on January 24, 2006 for lack of prosecution.
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
     In the previously reported New York City municipal case, the defendants moved to dismiss the suit pursuant to the Protection of Lawful Commerce in Arms Act. The trial judge found the Act to be constitutional but denied the defendants’ motion to dismiss the case, stating that the Act was not applicable to the suit. The defendants were given leave to appeal and in fact have appealed the decision to the U.S. Court of Appeals for the Second Circuit. That appeal remains pending.
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
     The Company has reported all cases instituted against it through March 31, 2007 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.
NOTE 9 – RELATED PARTY TRANSACTIONS
     On March 8, 2007, the Company sold 42 parcels of non-manufacturing real property for $7.3 million to William B. Ruger, Jr., the Company’s former Chief Executive Officer and Chairman of the Board. The sales price was based upon an independent appraisal. The sale included substantially all of the Company’s non-manufacturing real property assets in New Hampshire. The Company recognized a gain of $5.2 million on the sale. Also in 2007, the Company sold several pieces of artwork to members of the Ruger family for $0.2 million and recognized insignificant gains from these sales.
NOTE 10 — OPERATING SEGMENT INFORMATION
     The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment consists of one operating division that manufactures and sells steel investment castings. In July 2006, the Company announced the cessation of titanium castings operations. Production of titanium castings was completed in the first quarter of 2007. Sales of titanium castings for the remainder of 2007 will be insignificant. The Company continues to manufacture and sell steel investment castings. Selected operating segment financial information follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Sales
Firearms	$39,567	$29,222	$83,237	$70,047
Castings
Unaffiliated	2,540	6,054	7,327	12,656
Intersegment	2,051	3,406	4,080	8,056

	4,591	9,460	11,407	20,712
Eliminations	(2,051)	(3,406)	(4,080)	(8,056)

	$42,107	$35,276	90,564	$82,703

Income (Loss) Before Income Taxes
Firearms	$6,348	$1,596	$16,724	$5,012
Castings	(565)	(18)	(1,653)	(1,257)
Corporate	2,783	840	6,952	1,032

	$8,566	$2,418	$22,023	$4,787

			June 30, 2007	December 31, 2006

Identifiable Assets
Firearms			$40,712	$71,908
Castings			10,077	18,945
Corporate			82,875	52,189

			$132,664	$143,042

NOTE 11 – NON-RECURRING EVENT
     On April 16, 2007, the Company sold a non-manufacturing facility in Arizona for $5.0 million. This facility had not been used in the Company’s operations for several years. The Company realized a gain of approximately $1.5 million from this sale in the second quarter of 2007.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
     Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company’s design and manufacturing operations are located in the United States. Sales for the six months ended June 30, 2007 were 95% domestic and 5% export. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.
     Investment castings are manufactured from titanium and steel alloys. Investment castings are sold either directly to or through manufacturers’ representatives to companies in a wide variety of industries. In July 2006, the Company announced the cessation of titanium castings operations. Production of these items was completed in the first quarter of 2007. Sales of titanium castings for the remainder of 2007 will be insignificant. The Company consolidated its casting operations in its New Hampshire foundry during the first half of 2007. There were no significant costs associated with this consolidation. The Company continues to manufacture and sell steel investment castings.

     Because many of the Company’s competitors are not subject to public filing requirements and industry-wide data is generally not available in a timely manner, the Company is unable to compare its performance to other companies or specific current industry trends. Instead, the Company measures itself against its own historical results.
     The Company experiences differing seasonality in various firearms product lines, typically related to their end-use applications, with the overall net effect being moderately lower firearms demand in the third quarter of the year.
Results of Operations
Orders Received and Backlog
     In prior years, the Company received one cancelable annual firearms order in December from each of its distributors. Effective December 1, 2006, the Company changed the manner in which distributors order firearms, and began receiving firm, non-cancelable purchase orders on a frequent basis, with most orders for immediate delivery. The gross value of orders received and ending backlog for the periods ending June 30, 2007 and March 31, 2007 are as follows (in millions, including Federal Excise Tax):

	Three Months Ended
	June 30, 2007	March 31, 2007
Orders Received	$39.1	$58.9
Ending Backlog	$23.3	$27.9
     Because of the aforementioned change in the manner in which distributors now order firearms, comparable data for the three and six months ended June 30, 2006 is not meaningful.
Sales
     Consolidated net sales were $42.1 million for the three months ended June 30, 2007. This represents an increase of $6.8 million or 19.4% from consolidated net sales of $35.3 million in the comparable prior year period.
     For the six months ended June 30, 2007, consolidated net sales were $90.6 million, an increase of $7.9 million or 9.5% over sales of $82.7 million in the comparable 2006 period.
     Firearms segment net sales were $39.6 million for the three months ended June 30, 2007. This represents an increase of $10.3 million or 35.4% from firearm net sales of $29.2 million in the comparable prior year period.
     For the six months ended June 30, 2007, firearms segment net sales were $83.2 million. This represents an increase of $13.2 million or 18.8% from 2006 firearm net sales of $70.0 million in the comparable 2006 period.
     Firearms unit shipments increased 31.8% for the three months ended June 30, 2007 when compared to the second quarter of 2006. Rifle shipments increased 49.3% from the comparable prior year period due to strong demand and product availability. Revolver shipments increased 19.8% from the comparable prior year period. Pistol shipments increased 18.8% from the comparable prior year period. Shotgun shipments increased 35.8% from the comparable prior year period.
     For the six months ended June 30, 2007 firearms unit shipments increased 13.6% from the comparable 2006 period. Rifle shipments increased 25.7% from the comparable prior year period. Revolver shipments increased slightly from the 2006 period despite the 2006 shipment of 5,000 units of a discontinued single-action revolver. Eliminating the effect of this 2006 shipment, revolver sales would have increased 11.5% compared to the comparable prior year period. Shotgun shipments increased 18.5% and pistol shipments increased 9.4% from the comparable prior year period.
     Production of many models has not increased as quickly as demand and safety stock levels of finished goods inventory of those models has been depleted during the six-month period ending June 30, 2007. As a result, increased firearm shipments in future periods will be dependent on the ability to increase firearm production of those models.
     Casting segment net sales were $2.5 million for the three months ended June 30, 2007. This represents a decrease of $3.6 million or 58.0% from casting sales of $6.1 million in the comparable prior year period.
     For the six months ended June 30, 2007 casting segment net sales were $7.3 million. This represents a decrease of $5.4 million or 42.1% from casting sales of $12.7 million in the comparable prior year period.
     The casting sales decrease in both the three and six months ended June 30, 2007 reflects the cessation of titanium casting operations, as previously announced by the Company in July 2006. Titanium casting sales accounted for $0.2 million or 9.3% of casting sales for the three months ended June 30, 2007 and $2.4 million or 39.3% of total casting sales in the comparable prior year period. For the six months ended June 30, 2007 titanium casting sales were $2.7 million or 36.8% of total casting sales compared to $5.5 million or 43.4% in the comparable 2006 period. The Company continues to manufacture and sell steel investment castings.
Cost of Products Sold and Gross Margin
     Consolidated cost of products sold was $29.0 million for the three months ended June 30, 2007. This represents an increase of $2.1 million or 7.8% from consolidated cost of products sold of $26.9 million in the comparable prior year period.
     For the six months ended June 30, 2007, consolidated cost of products sold was $61.9 million. This represents a decrease of $2.3 million or 3.6% from consolidated cost of products sold of $64.2 million in the comparable prior year period.
     Gross margin as a percent of sales was 31.2% and 31.7% for the three and six months ended June 30, 2007, respectively. This represents increases from the gross margin of 23.8% and 22.4% in the comparable prior year periods as illustrated below (in thousands):

Three Months Ended June 30,	2007		2006

Net sales	$42,107	100.0%	$35,276	100.0%

Total cost of products sold, before LIFO and overhead rate adjustments to inventory and product liability	(31,479)	(74.8)%	(23,316)	(66.1)%

Performance gross margin *	10,628	25.2%	11,960	33.9%

LIFO income (expense)	6,144	14.6%	(1,686)	(4.8)%
Overhead rate adjustments to inventory	(2,827)	(6.7)%	(1,066)	(3.0)%
Product liability	(817)	(1.9)%	(823)	(2.3)%

Gross margin	$13,128	31.2%	$8,385	23.8%

Six Months Ended June 30,	2007		2006

Net sales	$90,564	100.0%	$82,703	100.0%

Total cost of products sold, before LIFO and overhead rate adjustments to inventory and product liability	(67,039)	(74.0)%	(58,794)	(71.1)%

Performance gross margin*	23,525	26.0%	23,909	28.9%

LIFO income (expense)	10,566	11.7%	(2,667)	(3.2)%
Overhead rate adjustments to inventory	(4,226)	(4.7)%	(1,234)	(1.5)%
Product liability	(1,173)	(1.3)%	(1,480)	(1.8)%

Gross margin	$28,692	31.7%	$18,528	22.4%

*	Performance Gross Margin is Gross Margin excluding the impact of LIFO and overhead rate adjustments to inventory and product liability
Performance Gross Margin— During the three and six months ended June 30, 2007 performance gross margin declined from the comparable prior year periods. The primary reasons were the significant inventory reduction experienced in 2007, resulting in the recognition of less efficient overhead incurred in prior periods, temporarily running certain production assets at lower rates than in prior periods to achieve the inventory reduction, and the expense associated with conversion of manufacturing processes (going “lean”). This inventory reduction effect is exacerbated in the year-over-year comparison due to the absorption of overhead during the comparable periods in 2006. The Company believes that short-term erosion in gross margin is common to companies experiencing similar significant reductions in inventory while they convert to lean manufacturing.
LIFO—During the three and six months ended June 30, 2007 gross inventories were reduced by $10.1 million and $26.6 million, respectively, compared to a increases in gross inventories of $7.2 million and $4.3 million in the comparable prior year periods. Inventories are not expected to increase above the June 30 levels during the remainder of 2007. The 2007 reduction resulted in LIFO income and decreased cost of products sold of $6.1 million and $10.6 million for the three and six months ended June 30, 2007, respectively. LIFO expense of $1.7 million and $2.7 million resulted in an increase in cost of products sold in the comparable prior year periods.
Overhead Rate Change—The change in inventory value as a result of a change in the overhead rate used to absorb overhead expenses into inventory remaining on the balance sheet for the three and six months ended June 30, 2007 were reductions of $2.8 million and $4.2, respectively, which recognized the continued progress made in lowering overhead rates. These reductions in inventory value resulted in increases to cost of products sold.
The change in inventory value as a result of a change in the overhead rate used to absorb overhead expenses into inventory remaining on the balance sheet in the three and six months ended June 30, 2006 were decreases of $1.1 million and $1.2 million, respectively. These reductions in inventory value resulted in increases to cost of products sold.
Product Liability—During the three and six months ended June 30, 2007 and 2006, the Company incurred product liability expense of $0.8 million and $1.2 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. For the comparable 2006 periods, product liability expenses totaled $0.8 million and $1.5 million, respectively.
Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $7.1 million and $14.7 million for the three and six months ended June 30, 2007, respectively. This represents increases of $0.5 million and $0.2 million from selling, general and administrative expenses of $6.6 million and $14.5 million in the comparable prior year periods. The increase for the three months ended June 30, 2007 reflects increased personnel related costs, partially offset by reductions in sales promotion expenses. The increase for the six months ended June 30, 2007 reflects increased personnel-related costs, partially offset by reductions in advertising and sales promotion expenses. The increased personnel costs for the six months ended June 30, 2007 includes $1.1 million of severance costs incurred in the first quarter of 2007 related to the previously announced reduction-in-force program, offset by the $0.7 million expense incurred in the first quarter of 2006 related to the retirement of the Company’s former Chairman and Chief Executive Officer.
Other Income
     Other income-net for the three and six months ended June 30, 2007 was $2.5 million and $8.1 million, respectively. This represents an increase from other income-net of $0.6 million and $0.7 million, respectively, in the comparable prior year periods. The increases are primarily attributable to a $5.2 million gain on the sale of non-manufacturing real property in March 2007 and a $1.5 million gain on the sale of non-manufacturing real property in April 2007 and increased income from short-term investments as a result of increased principal invested at higher interest rates.
Income Taxes and Net Income
     The effective income tax rate of 40.1% in the three and six months ended June 30, 2007 remained consistent with the income tax rate in 2006.
     As a result of the foregoing factors, net income was $5.1 million and $13.2 million for the three and six months ended June 30, 2007, respectively. This represents increases of $3.7 million and $10.3 million from net income of $1.4 million and $2.9 million in the comparable prior year periods.
Financial Condition
Operations
     At June 30, 2007, the Company had cash, cash equivalents and short-term investments of $70.6 million. The Company’s pre-LIFO working capital of $126.0 million, less the LIFO reserve of $45.3 million, results in working capital of $80.7 million and a current ratio of 4.5 to 1.
     Cash provided by operating activities was $30.0 million and $7.3 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash provided is principally a result of a decrease in inventory, improved net income and various fluctuations in operating asset and liability accounts during the first six months of 2007 compared to the first six months of 2006.
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

Investing and Financing
     Capital expenditures for the six months ended June 30, 2007 totaled $1.3 million. For the past two years capital expenditures averaged approximately $1.1 million per quarter. The Company expects to spend approximately $2.7 million on capital expenditures during the remainder of 2007 to purchase tooling for new product introductions and to upgrade and modernize manufacturing equipment, primarily at the Newport Firearms and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, these activities with funds provided by operations and current cash and short-term investments.
     On January 26, 2007, the Company announced that its Board of Directors authorized a stock repurchase program. The program allows the Company to repurchase up to $20 million of its common stock from time to time in the open market or through privately negotiated transactions. No shares were repurchased during the six months ended June 30, 2007.
     On March 8, 2007, the Company sold 42 parcels of non-manufacturing real property for $7.3 million to William B. Ruger, Jr., the Company’s former Chief Executive Officer and Chairman of the Board. The sale included substantially all of the Company’s non-manufacturing real property assets in New Hampshire. The sales price was based upon an independent appraisal, and the Company recognized a gain of $5.2 million on the sale.
     On April 16, 2007, the Company sold a non-manufacturing facility in Arizona for $5.0 million. This facility had not been used in the Company’s operations for several years. The Company realized a gain of approximately $1.5 million and net cash of $4.6 million from this sale.
     There were no dividends paid for the six months ended June 30, 2007. The payment of future dividends depends on many factors, including consistent quarterly operating earnings, internal estimates of future performance, then-current cash and short-term investments and the Company’s need for funds. The Company does not expect to pay dividends in the near term, but will reconsider a dividend from time to time.
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
Firearms Litigation
(The following disclosures within “Firearms Litigation” are identical to the disclosures within “Note 8-Contingent Liabilities.)
     As of June 30, 2007, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:
(i)	those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. Pending lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty, and other legal theories; and

(ii)	those brought by cities or other governmental entities, and individuals against firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. There are three such lawsuits presently pending: Gary, Indiana; Washington, D.C.; and New York City, all discussed further below. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company’s products.
     The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case involving firearms, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses further exist to the suits brought by governmental entities based, among other reasons, on established state law precluding recovery for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.
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
     Of the lawsuits brought by municipalities, counties or a state Attorney General, twenty have been concluded: Atlanta – dismissal by intermediate Appellate Court, no further appeal; Bridgeport – dismissal affirmed by Connecticut Supreme Court; County of Camden – dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami – dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans – dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia – U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington – dismissed by trial court, no appeal; Boston – voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati – voluntarily withdrawn after a unanimous vote of the city council; Detroit – dismissed by Michigan Court of Appeals, no appeal; Wayne County – dismissed by Michigan Court of Appeals, no appeal; New York State – Court of Appeals denied plaintiff’s petition for leave to appeal the Intermediate Appellate Court’s dismissal, no further appeal; Newark – Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden – dismissed on July 7, 2003, not reopened; Jersey City – voluntarily dismissed and not re-filed; St. Louis – Missouri Supreme Court denied plaintiffs’ motion to appeal Missouri Appellate Court’s affirmance of dismissal; Chicago – Illinois Supreme Court affirmed trial court’s dismissal; and Los Angeles City, Los Angeles County, San Francisco – Appellate Court affirmed summary judgment in favor of defendants, no further appeal; and Cleveland – dismissed on January 24, 2006 for lack of prosecution.
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
     In the previously reported New York City municipal case, the defendants moved to dismiss the suit pursuant to the Protection of Lawful Commerce in Arms Act. The trial judge found the Act to be constitutional but denied the defendants’ motion to dismiss the case, stating that the Act was not applicable to the suit. The defendants were given leave to appeal and in fact have appealed the decision to the U.S. Court of Appeals for the Second Circuit. That appeal remains pending.
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
     The Company has reported all cases instituted against it through March 31, 2007 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10K and 10Q reports, to which reference is hereby made.
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
     The valuation of the future defined benefit pension obligations at December 31, 2006 indicated that these plans were under funded by $7.6 million and resulted in a cumulative other comprehensive loss of $12.4 million on the Company’s balance sheet at December 31, 2006.
     The Company expects to realize its deferred tax assets through tax deductions against future taxable income.
     Inflation’s effect on the Company’s operations is most immediately felt in cost of products sold because the Company values inventory on the LIFO basis. Generally under this method, the cost of products sold reported in the financial statements approximates current costs and, thus, reduces distortion in reported income that would result from the slower recognition of increased costs when other methods are used. In the three and six months ended June 30, 2007, however, a significant reduction in inventories resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. This resulted in LIFO income and decreased cost of products sold of $6.5 million and $16.2 million for the three and six months ended June 30, 2007, respectively.
Adjustments to Critical Accounting Policies
     The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2006 Annual Report on Form 10-K filed on March 5, 2007, or the judgments affecting the application of those estimates and assumptions.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of FIN 48 on the Company’s financial position is discussed in Note 4 to the condensed financial statements.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the June 30, 2007.
     Based on the evaluation, the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of June 30, 2007, such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
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
     The Company has reported all cases instituted against it through March 31, 2007, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.
     Two cases were formally instituted against the Company during the three months ending June 30, 2007:
     Pearce v. Company, et al (MA) in the U.S. District Court for the District of Massachusetts. The plaintiff was allegedly injured when the fork on his bicycle failed, resulting in unspecified permanent injuries and property damage. The complaint alleges that either the Pine Tree Castings Division of the Company or Wyman-Gordon

Investment Castings manufactured the casting from which the fork crown, the part that allegedly failed, was manufactured. Compensatory damages and costs are demanded.
     Watkins v. Company, et al (PA) in the Court of Common Pleas, Philadelphia County. The Writ alleges that a minor pointed “a handgun” at the minor decedent. The minor pulled the trigger and shot the decedent, resulting in his death. A Form Writ of Summons has been filed, but other details and the damages demanded are not set out.
     During the three months ending June 30, 2007, no previously reported cases were settled.
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
               Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
               Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2007 Annual Meeting of Stockholders of the Company was held on April 24, 2007. The table below sets forth the results of the votes taken on the 2007 Annual Meeting:
1.

Election of Directors	Votes For	Votes Withheld
Michael O. Fifer	20,139,485	446,008
Stephen L. Sanetti	20,191,666	393,827
James E. Service	19,530,913	1,054,580
John A. Cosentino, Jr.	20,165,373	420,120
C. Michael Jacobi	20,236,993	348,500
John M. Kingsley, Jr.	19,192,632	1,392,861
Stephen T. Merkel	20,136,227	449,266
Ronald C. Whitaker	20,243,271	342,222

2.

Ratification of McGladrey & Pullen, LLP as Auditors for 2007

Votes For	Votes Against	Abstain
20,417,757	103,406	64,330

3.

Ruger 2007 Stock Incentive Plan

Votes For	Votes Against	Abstain	Non Votes
7,619,564	5,206,756	107,441	7,651,732

ITEM 5. OTHER INFORMATION
               None
ITEM 6. EXHIBITS
(a)	Exhibits:
31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

STURM, RUGER & COMPANY, INC.
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: July 23, 2007	S/THOMAS A. DINEEN

Thomas A. Dineen
Principal Financial Officer,
Vice President, Treasurer and Chief Financial Officer