Form 10-Q
period 2007-09-30
STURM RUGER & CO INC
filed 2007-10-24
CIK 95029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer    ☐       Accelerated filer   ☑       Non-accelerated filer   ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐       No    ☑
     The number of shares outstanding of the issuer’s common stock as of September 30, 2007: Common Stock, $1 par value – 22,798,732.

INDEX
STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     STURM, RUGER & COMPANY, INC.
     CONDENSED BALANCE SHEETS
          (Dollars in thousands, except share data)

	September 30,	December 31,
	2007	2006
		(Note)
Assets

Current Assets
Cash and cash equivalents	$2,706	$7,316
Short-term investments	60,857	22,026
Trade receivables, net	15,066	18,007

Gross inventories	60,469	87,477
Less LIFO reserve	(45,106)	(57,555)
Less excess and obsolescence reserve	(3,882)	(5,516)

Net inventories	11,481	24,406

Deferred income taxes	5,903	8,347
Prepaid expenses and other current assets	1,666	1,683

Total current assets	97,679	81,785

Property, plant and equipment	125,266	128,042
Less allowances for depreciation	(103,248)	(105,081)

Net property, plant and equipment	22,018	22,961

Deferred income taxes	1,369	3,630
Other assets	4,101	8,690

Total Assets	$125,167	$117,066

See notes to condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     STURM, RUGER & COMPANY, INC.
     CONDENSED BALANCE SHEETS
           (Dollars in thousands, except share data)

	September 30,	December 31,
	2007	2006
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$4,912	$6,342
Product liability	1,249	904
Employee compensation and benefits	4,847	6,416
Workers’ compensation	6,000	6,547
Income taxes payable	858	1,054

Total current liabilities	17,866	21,263

Accrued pension liability	5,798	7,640
Product liability accrual	774	837
Contingent liabilities – Note 8	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1: Authorized shares 40,000,000; issued and outstanding 22,798,732 and 22,638,700	22,799	22,639
Additional paid-in capital	1,626	2,615
Retained earnings	87,079	74,505
Accumulated other comprehensive loss	(10,775)	(12,433)

Total Stockholders’ Equity	100,729	87,326

Total Liabilities and Stockholders’ Equity	$125,167	$117,066

Note:
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net firearms sales	$29,298	$34,378	$112,535	$104,425
Net castings sales	2,565	7,234	9,892	19,890

Total net sales	31,863	41,612	122,427	124,315

Cost of products sold	26,268	35,413	88,140	99,588

Gross profit	5,595	6,199	34,287	24,727

Expenses:
Selling	3,853	3,275	10,747	11,110
General and administrative	2,675	2,587	10,510	9,206
Pension plan curtailment charge	1,143	—	1,143	—
Impairment of assets	489	—	489	—

	8,160	5,862	22,889	20,316

Operating profit (loss)	(2,565)	337	11,398	4,411

Gain on sale of non-manufacturing assets (Notes 9 and 11)	—	—	7,085	—
Other income-net	823	1,261	1,798	1,974

Total other income	823	1,261	8,883	1,974

Income (loss) before income taxes	(1,742)	1,598	20,281	6,385

Income taxes (benefit)	(1,125)	641	7,707	2,560

Net income (loss)	($617)	$957	$12,574	$3,825

Earnings (loss) per share
Basic	($0.03)	$0.04	$0.55	$0.14

Diluted	($0.03)	$0.04	$0.55	$0.14

Average shares outstanding
Basic	22,759	26,679	22,686	26,832

Diluted	22,759	26,684	23,030	26,835

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance at December 31, 2006	$22,639	$2,615	$74,505	$(12,433)	$87,326
Net income			12,574		12,574
Impact of curtailment charge on pension liability				1,658	1,658
Comprehensive income					14,232

Stock-based compensation, net of tax		297			297

Stock options exercised	160	(1,286)			(1,126)

Balance at September 30, 2007	$22,799	$1,626	$87,079	$(10,775)	$100,729

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$12,574	$3,825
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,126	3,515
Slow moving inventory valuation adjustment	(1,590)	—
Asset impairment charge	489	—
Pension plan curtailment charge	1,143	—
Stock option expense	297	64
Gain on sale of assets	(7,141)	(998)
Deferred income taxes	4,705	111
Changes in operating assets and liabilities:
Trade receivables	2,941	(5,966)
Inventories	14,515	8,146
Trade accounts payable and other liabilities	(3,546)	1,089
Product liability	282	(339)
Prepaid expenses and other assets	(1,665)	1,959
Income taxes	(196)	(5)

Cash provided by operating activities	25,934	11,401

Investing Activities
Property, plant and equipment additions	(3,128)	(2,417)
Proceeds from the sale of assets	12,542	1,829
Purchases of short-term investments	(49,832)	(87,064)
Proceeds from maturities of short-term investments	11,000	104,017

Cash provided by (used for) investing activities	(29,418)	16,365

Financing Activities
Payments of employee witholding tax for cashless exercise of stock options	(1,126)	—
Repurchase and retirement of common stock	—	(25,205)

Cash (used for) financing activities	(1,126)	(25,205)

Increase (decrease) in cash and cash equivalents	(4,610)	2,561

Cash and cash equivalents at beginning of period	7,316	4,057

Cash and cash equivalents at end of period	$2,706	$6,618

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007
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
     In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 2007 are not indicative of the results to be expected for the full year ending December 31, 2007. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Organization:
     Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company’s design and manufacturing operations are located in the United States. Sales for the three months ended September 30, 2007 were 94% domestic and 6% export. Sales for the nine months ended September 30, 2007 were 95% domestic and 5% export. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market. Investment castings are sold either directly or through manufacturers’ representatives to companies in a wide variety of industries.
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
     During the nine month period ended September 30, 2007, inventory quantities were reduced. This reduction in inventory levels is expected to continue through year-end. This reduction will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation continues to occur in 2007, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company. The Company estimates that the impact of this liquidation on the results of operations for the three and nine month periods ended September 30, 2007 was to reduce cost of products sold by $0.2 and $16.4 million, respectively.
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Inventory at FIFO
Finished products	$8,323	$13,117
Materials and work in process	52,146	74,360

Gross inventory	60,469	87,477
Less: LIFO reserve	(45,106)	(57,555)
Less: excess and obsolescence reserve	(3,882)	(5,516)

Net inventories	$11,481	$24,406

     In addition to the aforementioned liquidation, the LIFO reserve was further reduced by $1.7 million as a result of the sale of excess titanium inventory in 2007. This sale did not have an impact on the statement of income.
     The LIFO impact on FIFO inventory increased from 66% at December 31, 2006 to 76% at September 30, 2007. The excess and obsolescence reserve decreased primarily as a result of this increase.
NOTE 4 — INCOME TAXES
     The Company’s 2007 effective tax rate differs from the statutory tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company’s 2006 effective tax rate differs from the statutory tax rate due principally to state income taxes. The effective income tax rates for the nine months ended September 30, 2007, is 38.0%. The Company’s 2007 effective tax rate is lower than the 2006 effective tax rate of 40.1% principally as a result of increased benefit of Federal manufacturing income tax credits.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003. In the third quarter of 2007, the Internal Revenue Service (IRS) completed an examination of the Company’s Federal income tax return for 2005. The IRS did not propose any adjustments as a result of this examination and has accepted the Company’s return as filed.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any “uncertain tax positions” in its Federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.5 to $1.0 million exist. The Company had previously recorded $0.7 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties. This amount is included in income taxes payable at September 30, 2007. In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of its provision for taxes.
NOTE 5 — PENSION PLANS
     The Company is shifting its retirement benefit focus from defined benefit pension plans to defined contribution retirement plans, utilizing its current 401(k) plan.
     During the quarter ended September 30, 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees will no longer accrue benefits under these plans effective December 31, 2007. This action, which will “freeze” the benefits for essentially all employees, will also prevent future hires from joining the plans, effective December 31, 2007. Starting in 2008, the Company will provide supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.
     These amendments resulted in a $1.2 million pension curtailment charge that was recognized in the quarter ended September 30, 2007.
     In 2008 and future years, the Company will likely be required to make cash contributions to the two defined benefit pension plans. The total amount of these future cash contributions will be dependent on the investment returns generated by the plans’ assets and the then applicable discount rates used to calculate the plans’ liabilities, and could be as high as $10 million in aggregate.
     In future years, the total annual cash outlays for retirement benefits, which would include the continuing funding of the two defined benefit pension plans and the new supplemental discretionary 401(k) contributions, are expected to be comparable to the current retirement funding levels.
     The Company anticipates terminating the two defined benefit pension plans in the future when they are more fully funded. When the plans are terminated, the Company will likely incur a plan termination charge. This charge, which would be as much as $15 million to $20 million if the plans were terminated today, will likely be much less when actually terminated. Notwithstanding the aforementioned termination charge, the Company’s annual retirement benefit expense is not expected to increase materially in the foreseeable future.

     The estimated cost of the defined benefit plans is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Service cost	$339	$406	$1,090	$1,216

Interest cost	700	821	2,249	2,463

Expected return on plan assets	(861)	(993)	(2,765)	(2,980)

Amortization of prior service cost	33	66	105	198

Recognized actuarial gains	253	256	812	768

Net periodic pension cost	$464	$556	$1,491	$1,665

     The Company made contributions totaling $0.5 million and $1.4 million related to its defined benefit pension plans in the three and nine months ended September 30, 2007. The Company plans on contributing $5 million to its defined benefit pension plans in the fourth quarter of 2007.
NOTE 6 — SHARE BASED PAYMENTS
     On February 23, 2007 the Company adopted and on April 24, 2007 shareholders approved the Sturm, Ruger & Company, Inc. 2007 Stock Incentive Plan (the “Plan”). The Plan replaces both the Company’s 1998 Stock Incentive Plan and its 2001 Stock Option Plan for Non-Employee Directors and becomes the sole plan for providing stock-based incentive compensation. All directors (including non-employee directors), officers, employees and independent contractors of the Company are eligible to participate in the Plan. The Plan provides for the issuance of up to 2,550,000 shares of the Company’s common stock over the ten-year term of the Plan.
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
     A summary of changes in options outstanding under the 1998 Stock Incentive Plan and 2001 Stock Option Plan for Non-Employee Directors is summarized below:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2006	1,325,000	$9.46
Granted	—	—
Exercised	495,000	11.76
Expired	50,000	9.59

Outstanding September 30, 2007	780,000	$8.14

     The aggregate intrinsic value (mean market price at September 30, 2007 less the weighted average exercise price) of options outstanding under the 1998 Stock Incentive Plan and 2001 Stock Option Plan for Non-Employee Directors was approximately $7.8 million.

     A summary of changes in options outstanding under the 2007 Stock Incentive Plan is summarized below:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2006	—	—
Granted	286,250	$13.39
Exercised	—	—
Expired	—	—

Outstanding September 30, 2007	286,250	$13.39

     The aggregate intrinsic value (mean market price at September 30, 2007 less the weighted average exercise price) of options outstanding under the 2007 Stock Incentive Plan was approximately $1.4 million.
     The aggregate compensation expense for options granted in April 2007, calculated using the Black-Scholes option-pricing model, was $0.7 million. This expense, which is a non-cash item, is being amortized in the Company’s Statements of Operations over the vesting period. 171,000 of the options granted to employees vest upon the Company’s attainment of certain performance objectives if achieved within three years from the date of grant. 115,000 of the options granted to employees vest over five years. Compensation costs related to share-based payments granted under all three plans recognized in the Condensed Statements of Operations aggregated $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, compensation costs related to share-based payments recognized in the Condensed Statements of Operations were $34,000 and $64,000, respectively.
     In addition to the above options granted in the nine month period ended September 30, 2007 under the 2007 Stock Incentive Plan, deferred stock awards totaling 29,945 shares with a fair value of $438,000 were granted to certain executives of the Company and restricted stock shares totaling 10,920 with a fair value of $150,000 were issued to non-employee directors of the Company in partial payment of directors’ fees. The deferred shares granted to employees vested thirty days from the date of grant. The restricted shares issued to non-employee directors vest on the date of the 2008 annual meeting of stockholders. As a result of granting these awards, the Company’s income before taxes and net income for the nine months ended September 30, 2007 were $438,000 and $262,000 lower, respectively.
     The Company has adopted a policy to pay 25% of all officers’ annual incentive compensation in deferred stock which vests over three years commencing on the date of the award. This policy commences with the 2007 fiscal year and any annual incentive compensation earned by officers for that period.
NOTE 7 — BASIC AND DILUTED EARNINGS PER SHARE
     Shares outstanding as of September 30, 2007 and 2006 were 22,798,732 and 26,910,720, respectively.
     Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the nine months ended September 30, 2007 of 23,030,164 shares. Since a loss was recorded for the three months ended September 30, 2007, there were no additional shares included in the total diluted shares outstanding for that period. Diluted weighted average of shares outstanding for both the three and nine months ended September 30, 2006 were 26,912,000.

NOTE 8 — CONTINGENT LIABILITIES
(The following disclosures within “Note 8-Contingent Liabilities” are identical to the disclosures within “Firearms Litigation” in Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
     As of September 30, 2007, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:
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
     Of the lawsuits brought by municipalities, counties or a state Attorney General, twenty have been concluded: Atlanta — dismissal by intermediate Appellate Court, no further appeal; Bridgeport — dismissal affirmed by Connecticut Supreme Court; County of Camden — dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami — dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans — dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia — U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington — dismissed by trial court, no appeal; Boston — voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati — voluntarily withdrawn after a unanimous vote of the city council; Detroit — dismissed by Michigan Court of Appeals, no appeal; Wayne County — dismissed by Michigan Court of Appeals, no appeal; New York State — Court of Appeals denied plaintiff’s petition for leave to appeal the Intermediate Appellate Court’s dismissal, no further appeal; Newark — Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden — dismissed on July 7, 2003, not reopened; Jersey City — voluntarily dismissed and not re-filed; St. Louis — Missouri Supreme Court denied plaintiffs’ motion to appeal Missouri Appellate Court’s affirmance of dismissal; Chicago — Illinois Supreme Court affirmed trial court’s dismissal; and Los Angeles City, Los Angeles County, San Francisco — Appellate Court affirmed summary judgment in favor of defendants, no further appeal; and Cleveland — dismissed on January 24, 2006 for lack of prosecution.
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
     The Company has reported all cases instituted against it through June 30, 2007 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

NOTE 9 — RELATED PARTY TRANSACTIONS
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net Sales
Firearms	$29,298	$34,378	$112,535	$104,425
Castings
Unaffiliated	2,565	7,234	9,892	19,890
Intersegment	2,639	2,330	6,719	10,386

	5,204	9,564	16,611	30,276
Eliminations	(2,639)	(2,330)	(6,719)	(10,386)

	$31,863	$41,612	122,427	$124,315

Income (Loss) Before Income Taxes
Firearms	$4,228	$627	$20,952	$5,639
Castings	(915)	540	(2,568)	(717)
Corporate	(5,055)	431	1,897	1,463

	($1,742)	$1,598	$20,281	$6,385

	September 30,	December 31,
	2007	2006

Identifiable Assets
Firearms	$43,252	$53,525
Castings	6,600	17,154
Corporate	75,315	46,387

	$125,167	$117,066

NOTE 11 — NON-RECURRING EVENT
     On April 16, 2007, the Company sold a non-manufacturing facility in Arizona for $5.0 million. This facility had not been used in the Company’s operations for several years. The Company realized a gain of approximately $1.5 million from this sale in the second quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
     Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms and investment castings. The Company’s design and manufacturing operations are located in the United States. Sales for the three months ended September 30, 2007 were 94% domestic and 6% export. Sales for the nine months ended September 30, 2007 were 95% domestic and 5% export. The Company’s firearms are sold through a select number of Federally licensed independent wholesale distributors principally to the commercial sporting market.
     The Company’s investment castings segment provides major components for many of the Company’s firearms. To operate this segment more cost-effectively, some of its capacity is used to manufacture investment castings that are sold either directly to or through manufacturers’ representatives to companies in a variety of industries. Investment casting sales to these third parties for the three and nine months ended September 30, 2007 were 8% of total sales. These sales did not contribute significantly to earnings.
     In July 2006, the Company announced the cessation of titanium castings operations. Production of these items was completed in the first quarter of 2007. Sales of titanium castings for the remainder of 2007 will be insignificant. The Company consolidated its Arizona casting operations in its New Hampshire foundry during the first half of 2007. In the third quarter of 2007, the Company recognized an asset impairment charge of $0.5 million related to certain assets remaining in its Arizona foundry. The Company continues to manufacture and sell steel investment castings.
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

Results of Operations
Summary Unit Data
     Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) for the trailing four quarters are as follows:

	2007			2006
	Q3	Q2	Q1	Q4
Units Ordered	80,927	115,312	175,729	125,815

Units Produced	100,781	131,999	127,237	97,977

Units Shipped	98,590	129,649	141,736	116,531

Units — Company Inventory	45,264	43,073	40,723	55,222

Units — Distributor Inventory	70,461	78,805	59,987	57,126

Units on Backorder	35,670	53,386	68,284	34,902

Castings Setups	42,752	37,249	27,232	30,992
     Note: Distributor ending inventory as provided by the Company’s distributors.
Orders Received and Backlog
     In prior years, the Company received one cancelable annual firearms order in December from each of its distributors. Effective December 1, 2006, the Company changed the manner in which distributors order firearms, and began receiving firm, non-cancelable purchase orders on a frequent basis, with most orders for immediate delivery. The gross value of orders received and ending backlog for the trailing four quarters are as follows (in millions, including Federal Excise Tax):
Firearms Orders Received and Ending Backlog

	2007			2006
	Q3	Q2	Q1	Q4
Orders Received	$25.4	$39.1	$58.9	$45.2

Ending Backlog	$16.2	$23.3	$27.9	$16.2
     Because of the aforementioned change in the manner in which distributors now order firearms, comparable data for prior periods is not meaningful.

     The Company believes that the aggregate decline in order value received and units ordered is attributable to a combination of the following factors:
1)	the Company’s inability to produce and ship sufficient quantities of certain firearms already on order, which discouraged additional orders for those products,

2)	softening of demand in some of the market segments in which the Company participates,

3)	softening of demand specific to certain of the Company’s older product designs, and

4)	normal seasonality of the firearms industry, with lower third quarter demand.
     The Company cannot ascertain the degree to which each of these factors contributed to the aggregate decline in order value received and units ordered. Many firearms product lines saw a decline in demand; however, there was strong demand for certain firearms product lines.
     An increase in firearm sales in future periods is partly dependent on the Company’s ability to increase the rate of incoming orders.
Production
     Certain product lines saw a decline in demand as the Company fulfilled open orders, built safety stocks of finished goods, and replenished distributor inventory. In response, the Company deliberately reduced its rate of production for many of these models. This planned reduction in output was achieved with little unfavorable impact on gross margin.
     Other product lines saw continued strong demand and the Company was unable to produce these products in sufficient quantities to materially reduce their backlog. In many cases the Company’s rate of production for these products declined, principally because of a shortage of associated component parts. This unplanned decrease in the rate of production negatively impacted the results of the quarter ended September 30, 2007, and is expected to continue to depress operating results until improved. It is uncertain when higher levels of production will be achieved.
     An increase in firearm unit shipments in near-term future periods is largely dependent on the Company’s ability to increase unit production of those models in strong demand.
Sales
     Consolidated net sales were $31.9 million for the three months ended September 30, 2007. This represents a decrease of $9.7 million or 23.4% from consolidated net sales of $41.6 million in the comparable prior year period.
     For the nine months ended September 30, 2007, consolidated net sales were $122.4 million, a decrease of $1.9 million or 1.5% over sales of $124.3 million in the comparable 2006 period.
     Firearms segment net sales were $29.3 million for the three months ended September 30, 2007. This represents a decrease of $5.1 million or 14.8% from firearm net sales of $34.4 million in the comparable prior year period.
     For the nine months ended September 30, 2007, firearms segment net sales were $112.5 million. This represents an increase of $8.1 million or 7.8% from 2006 firearm net sales of $104.4 million in the comparable 2006 period.
     Firearms unit shipments decreased 19.4% for the three months ended September 30, 2007 when compared to the third quarter of 2006. Rifle shipments decreased 26.0% from the comparable prior year period due to the sale of certain models which were discontinued in the third quarter of 2006. Revolver shipments decreased 36.0% from the comparable prior year period when demand and availability for Vaquero revolvers was stronger than it was in the third quarter of 2007. Pistol shipments increased 33.0% from the comparable prior year period, due largely to two pistol promotions which were in effect during the quarter ended September 30, 2007. Due to the depletion of safety stock of certain models in strong demand during the first half of 2007, the one-week annual-maintenance shutdown at our largest firearms plant in August hindered overall firearm shipments for the quarter ended September 30, 2007.
     For the nine months ended September 30, 2007, firearms unit shipments increased 3.0% from the comparable 2006 period. Rifle shipments increased 5.0% from the comparable prior year period. Revolver shipments decreased 10.0% from the 2006 period despite the 2006 shipment of 5,000 discontinued revolvers.
     Casting segment net sales were $2.6 million for the three months ended September 30, 2007. This represents a decrease of $4.6 million or 64.5% from casting sales of $7.2 million in the comparable prior year period.
     For the nine months ended September 30, 2007, casting segment net sales were $9.9 million. This represents a decrease of $10.0 million or 50.3% from casting sales of $19.9 million in the comparable prior year period.
     The casting sales decrease in both the three and nine months ended September 30, 2007, reflects the cessation of titanium casting operations, as previously announced by the Company in July 2006. Titanium casting sales accounted for $0.5 million or 20.0% of casting sales for the three months ended September 30, 2007, and $4.2 million or 58.0% of total casting sales in the comparable prior year period. For the nine months ended September 30, 2007, titanium casting sales were $3.2 million or 32.0% of total casting sales compared to $9.8 million or 49.0% in the comparable 2006 period. The Company continues to manufacture and sell steel investment castings.
Cost of Products Sold and Gross Margin
     Consolidated cost of products sold was $26.3 million for the three months ended September 30, 2007. This represents a decrease of $9.1 million or 25.8% from consolidated cost of products sold of $35.4 million in the comparable prior year period.
     For the nine months ended September 30, 2007, consolidated cost of products sold was $88.1 million. This represents a decrease of $11.5 million or 11.5% from consolidated cost of products sold of $99.6 million in the comparable prior year period.
     Gross margin as a percent of sales was 17.6% and 28.0% for the three and nine months ended September 30, 2007, respectively. This represents increases from the gross margin of 14.9% and 19.9% in the comparable prior year periods as illustrated below (in thousands):

Three Months Ended September 30,	2007		2006

Net sales	$31,863	100.0%	$41,612	100.0%
Total cost of products sold, before LIFO and overhead rate adjustments to inventory and product liability	(25,462)	(79.9)%	(33,328)	(80.1)%

Performance gross margin *	6,401	20.1%	8,284	19.9%

LIFO income (expense)	237	0.7%	(664)	(1.6)%
Overhead rate adjustments to inventory	(760)	(2.3)%	(1,073)	(2.6)%
Product liability	(283)	(0.9)%	(348)	(0.8)%

Gross margin	$5,595	17.6%	$6,199	14.9%

Nine Months Ended September 30,	2007		2006

Net sales	$122,427	100.0%	$124,315	100.0%

Total cost of products sold, before LIFO and overhead rate adjustments to inventory and product liability	(92,504)	(75.6)%	(92,122)	(74.1)%

Performance gross margin*	29,923	24.4%	32,193	25.9%

LIFO income (expense)	10,805	8.8%	(3,331)	(2.6)%
Overhead rate adjustments to inventory	(4,986)	(4.0)%	(2,307)	(1.9)%
Product liability	(1,455)	(1.2)%	(1,828)	(1.5)%

Gross margin	$34,287	28.0%	$24,727	19.9%

*	Performance Gross Margin is a measure of gross margin before taking into account the impact of LIFO and overhead rate adjustments to inventory, and before product liability expenses.
Performance Gross Margin— During the three and nine months ended September 30, 2007, performance gross margin was consistent with the comparable prior year periods.
LIFO—During the three and nine months ended September 30, 2007, gross inventories were reduced by $0.4 million and $27.0 million, respectively, compared to decreases in gross inventories of $10.2 million and $5.9 million in the comparable prior year periods. The 2007 reduction resulted in LIFO income and decreased cost of products sold of $0.2 million and $10.8 million for the three and nine months ended September 30, 2007, respectively. LIFO expense of $0.7 million and $3.3 million resulted in an increase in cost of products sold in the comparable prior year periods. Inventories are not expected to fluctuate materially during the fourth quarter of 2007.
Overhead Rate Change—The change in inventory value as a result of a change in the overhead rate used to absorb overhead expenses into inventory remaining on the balance sheet for the three and nine months ended September 30, 2007, were reductions of $0.8 million and $5.0, respectively, which recognized the continued progress made in lowering overhead rates. These reductions in inventory value resulted in increases to cost of products sold.
The change in inventory value as a result of a change in the overhead rate used to absorb overhead expenses into inventory remaining on the balance sheet in the three and nine months ended September 30, 2006, were decreases of $1.1 million and $2.3 million, respectively. These reductions in inventory value resulted in increases to cost of products sold.
Product Liability—During the three and nine months ended September 30, 2007, the Company incurred product liability expense of $0.3 million and $1.5 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. For the comparable 2006 periods, product liability expenses totaled $0.3 million and $1.8 million, respectively.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $6.5 million and $21.2 million for the three and nine months ended September 30, 2007, respectively. This represents increases of $0.6 million and $0.9 million from selling, general and administrative expenses of $5.9 million and $20.3 million in the comparable prior year periods. The increase for the three months ended September 30, 2007, reflects increased firearms promotional expenses.

     The increase in selling, general and administrative expenses for the nine months ended September 30, 2007, reflects increased personnel-related costs, partially offset by reductions in advertising and sales promotion expenses. The increased personnel costs for the nine months ended September 30, 2007, includes $1.1 million of severance costs incurred in the first quarter of 2007 related to the previously announced reduction-in-force program, offset by the $0.7 million expense incurred in the first quarter of 2006 related to the retirement of the Company’s former Chairman and Chief Executive Officer.
Pension Curtailment Charge
     During the quarter ended September 30, 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees will no longer accrue benefits under these plans effective December 31, 2007. This action, which will “freeze” the benefits for essentially all employees, will also prevent future hires from joining the plans, effective December 31, 2007. Starting in 2008, the Company will provide supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.
     These amendments resulted in a $1.2 million pension curtailment charge that was recognized in the quarter ended September 30, 2007.
     In 2008 and future years, the Company will likely be required to make cash contributions to the two defined benefit pension plans. The total amount of these future cash contributions will be dependent on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities, but could be as high as $10 million in aggregate.
     In future years, the total annual cash outlays for retirement benefits, which would include the continuing funding of the two defined benefit pension plans and the new supplemental discretionary 401(k) contributions, are expected to be comparable to the current retirement funding levels.
     The Company anticipates terminating the two defined benefit pension plans in the future when they are more fully funded. When the plans are terminated, the Company will likely incur a plan termination charge. This charge, which would be as much as $15 million to $20 million if the plans were terminated today, will likely be much less when actually terminated. Notwithstanding the aforementioned termination charge, the Company’s annual retirement benefit expense is not expected to increase materially in the foreseeable future.
Impairment of Assets
     In the quarter ended September 30, 2007, the Company recognized an asset impairment charge of $0.5 million related to certain tooling and other equipment remaining in its Arizona foundry that the Company now believes will not be recoverable.
Other Income
     Other income-net for the three and nine months ended September 30, 2007, was $0.8 million and $8.9 million, respectively. This represents a decrease of $0.4 million and an increase of $6.9 million from other income-net of $1.3 million and $2.0 million, respectively, in the comparable prior year periods. The decrease for the quarter ended September 30, 2007, is attributable to the gain on the sale of excess casting machinery and equipment in the third quarter of 2006. The increase for the nine months ended September 30, 2007, is primarily attributable to a $5.2 million gain on the sale of non-manufacturing real property in March 2007, a $1.5 million gain on the sale of non-manufacturing real property in April 2007, and increased income from short-term investments as a result of increased principal invested at higher interest rates.

Income Taxes and Net Income
     The effective income tax rates for the nine months ended September 30, 2007, is 38.0%. The Company’s 2007 effective tax rate is lower than the 2006 effective tax rate of 40.1% principally as a result of increased benefit of Federal manufacturing income tax credits.
     As a result of the foregoing factors, net income was ($0.6) million and $12.6 million for the three and nine months ended September 30, 2007, respectively. This represents a decrease of $1.6 million and an increase of $8.8 million from net income of $1.0 million and $3.8 million in the comparable prior year periods.
Financial Condition
Operations
     At September 30, 2007, the Company had cash, cash equivalents and short-term investments of $63.6 million. The Company’s pre-LIFO working capital of $124.9 million, less the LIFO reserve of $45.1 million, results in working capital of $79.8 million and a current ratio of 5.5 to 1.
     Cash provided by operating activities was $26.0 million and $11.4 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash provided for the nine months ended September 30, 2007 is principally a result of a decrease in inventory, improved net income, and various fluctuations in operating asset and liability accounts during the first nine months of 2007 compared to the first nine months of 2006.
     Third parties supply the Company with various raw materials for its firearms and castings, such as fabricated steel components; walnut, birch, beech, maple and laminated lumber for rifle and shotgun stocks; wax; ceramic material; metal alloys; various synthetic products and other component parts. There is a limited supply of these materials in the marketplace at any given time that can cause the purchase prices to vary based upon numerous market factors. The Company believes that it has adequate quantities of raw materials in inventory to provide ample time to locate and obtain additional items at then-current market cost without interruption of its manufacturing operations. However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials cannot be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.
Investing and Financing
     Capital expenditures for the nine months ended September 30, 2007, totaled $3.1 million. For the past two years, capital expenditures averaged approximately $1 million per quarter. The Company expects to spend approximately $1 million on capital expenditures during the remainder of 2007 to purchase tooling for new product introductions and to upgrade and modernize manufacturing equipment, primarily at the Newport Firearms and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, these activities with funds provided by operations, current cash, and short-term investments.
     On January 26, 2007, the Company announced that its Board of Directors authorized a stock repurchase program. The program allows the Company to repurchase up to $20 million of its common stock from time to time on the open market or through privately negotiated transactions. No shares were repurchased during the nine months ended September 30, 2007.
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
     During the quarter ended September 30, 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees will no longer accrue benefits under them effective December 31, 2007. This action, which will “freeze” the benefits for substantially all employees, will also prevent future hires from joining the plans, effective December 31, 2007. Starting in 2008, the Company will provide supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.
     The Company plans on contributing $5 million to its defined benefit pension plans in the fourth quarter of 2007. In 2008 and future years, the Company will likely be required to make cash contributions to the two defined benefit pension plans. The total amount of these future cash contributions will be dependent on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities, but could be as high as $10 million in aggregate.
     In future years, the total annual cash outlays for retirement benefits, which would include the continuing funding of the two defined benefit pension plans and the new supplemental discretionary 401(k) contributions, are expected to be comparable to the current retirement funding levels.
     There were no dividends paid for the nine months ended September 30, 2007. The payment of future dividends depends on many factors, including consistent quarterly operating earnings, internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company does not expect to pay dividends in the near term, but will reconsider a dividend from time to time.
     Historically, the Company has not required external financing. Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of cash through the issuance of short-term or long-term debt.
Firearms Litigation
(The following disclosures within “Firearms Litigation” are identical to the disclosures within “Note 8-Contingent Liabilities.)
     As of September 30, 2007, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:
(iii)	those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. Pending lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty, and other legal theories; and

(iv)	those brought by cities or other governmental entities, and individuals against firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company’s products.
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
     The Company has reported all cases instituted against it through June 30, 2007 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.
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
     The valuation of the future defined benefit pension obligations at December 31, 2006, indicated that these plans were underfunded by $7.6 million and resulted in a cumulative other comprehensive loss of $12.4 million on the Company’s balance sheet at December 31, 2006.
     The Company expects to realize its deferred tax assets through tax deductions against future taxable income.
     The effect of inflation on the Company’s operations is most immediately felt in cost of products sold because the Company values inventory on the LIFO basis. Generally under this method, the cost of products sold reported in the financial statements approximates current costs and, thus, reduces distortion in reported income that would result from the slower recognition of increased costs when other methods are used. In the nine months ended September 30, 2007, however, a significant reduction in inventories resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. This resulted in LIFO income and decreased cost of products sold of $0.3 million and $10.9 million for the three and nine months ended September 30, 2007, respectively.
Adjustments to Critical Accounting Policies
     The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2006 Annual Report on Form 10-K filed on March 5, 2007, or the judgments affecting the application of those estimates and assumptions.

Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”) and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). These Standards define fair value, establish a framework for measuring fair value under generally accepted accounting principles, and expand disclosures about fair value measurements. FAS 157 and FAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 and FAS 159 are not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the September 30, 2007.
Based on the evaluation, the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of September 30, 2007, such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Additionally, the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s control over financial reporting that occurred during the quarter ended

September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.
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
     The Company has reported all cases instituted against it through June 30, 2007, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.
     No cases were formally instituted against the Company during the three months ending September 30, 2007.
     During the three months ending September 30, 2007, no previously reported cases were settled.

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

STURM, RUGER & COMPANY, INC.
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: October 24, 2007	S/THOMAS A. DINEEN

Thomas A. Dineen
Principal Financial Officer,
Vice President, Treasurer and Chief Financial Officer