Form 10-K
period 2007-12-31
STURM RUGER & CO INC
filed 2008-02-26
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
None
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007:
Common Stock, $1 par value - $351,994,000

The number of shares outstanding of the registrant's common stock as of February 15, 2008:
Common Stock, $1 par value -  20,788,000 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to its 2008 Annual Stockholders’ meeting, to be filed subsequently are incorporated by reference into Part III of this Report.

i

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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 92% of the Company’s total sales for the year ended December 31, 2007 were from the firearms segment, and 8% were from investment castings.  Export sales represent less than 6% of firearms sales.  The Company’s design and manufacturing operations are located in the United States and substantially all product content is domestic.

The Company has been in the business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.  The Company offers products in four industry product categories – rifles, shotguns, pistols, and revolvers.  The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment.  Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, represented 8% of the Company’s total sales for the year ended December 31, 2007.  In July 2006, the Company announced the cessation of the titanium castings portion of its investment casting operations.  This cessation of operations was completed in 2007, at which time the Company consolidated its Arizona casting operations into its New Hampshire casting operations.

For the years ended December 31, 2007, 2006, and 2005, net sales attributable to the Company's firearms operations were approximately, $144.2 million, $139.1 million and $132.8 million or 92%, 83%, and 86%, respectively, of total net sales.  The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations.

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

Rifles
A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel.  Sales of rifles by the Company accounted for approximately $64.9 million, $58.4 million, and $58.0 million, of revenues for the years 2007, 2006 and 2005, respectively.

Shotguns
A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets.  Sales of shotguns by the Company accounted for approximately $3.8 million, $5.5 million, and $9.7 million of revenues for the years 2007, 2006 and 2005, respectively.

Pistols
A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Sales of pistols by the Company accounted for approximately $33.4 million, $31.9 million, and $32.5 million of revenues for the years 2007, 2006 and 2005, respectively.

Revolvers
A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle.  There are two general types of revolvers, single-action and double-action.  To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled.  To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer.  Sales of revolvers by the Company accounted for approximately $35.6 million, $37.6 million, and $27.5 million of revenues for the years 2007, 2006, and 2005, respectively.

The Company also manufactures and sells accessories and replacement parts for its firearms.  These sales accounted for approximately $6.5 million, $5.7 million, and $5.1 million of revenues for the years 2007, 2006 and 2005, respectively.

Investment Casting Products

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment.  Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, represented 8% of the Company’s total sales for the year ended December 31, 2007.  In July 2006, the Company announced the cessation of the titanium castings portion of its investment casting operations.  This cessation of operations was completed in 2007, at which time the Company consolidated its Arizona casting operations into its New Hampshire casting operations.

Net sales attributable to the Company’s investment casting operations (excluding intercompany transactions) accounted for approximately $12.3 million, $28.5 million, and $21.9 million, or 8%, 17%, and 14% of the Company’s total net sales for 2007, 2006, and 2005, respectively.

Manufacturing

Firearms
The Company produces one model of pistol and all of its rifles, shotguns, and revolvers at the Newport, New Hampshire facility.  All other pistols are produced at the Prescott, Arizona facility.

Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company's castings facilities through a process known as precision investment casting.  See "Manufacturing-Investment Castings" for a description of the investment casting process.  The Company initiated the use of this process in the production of component parts for firearms in 1953.  The Company believes that the investment casting process provides greater design flexibility and results in component parts which are generally close to their ultimate shape and, therefore, require less machining than processes requiring machining a solid billet of metal to obtain a part.  Through the use of investment castings, the Company endeavors to produce durable and less costly component parts for its firearms.

All assembly, inspection, and testing of firearms manufactured by the Company are performed at the Company's manufacturing facilities.  Every firearm, including every chamber of every revolver manufactured by the Company, is test-fired prior to shipment.

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

In July 2006, the Company announced the cessation of the titanium castings portion of its investment casting operations.  This cessation of operations was completed in 2007, at which time the Company consolidated its Arizona casting operations into its New Hampshire casting operations.  The Company only produces ferrous investment castings.

Marketing and Distribution

Firearms
The Company's firearms are primarily marketed through a network of selected Federally-licensed independent wholesale distributors who purchase the products directly from the Company.  They resell to Federally-licensed retail firearms dealers who in turn resell to legally authorized end-users.  All retail purchasers are subject to a point-of-sale background check by law enforcement.  These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors.  Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 15 distributors service the domestic commercial market, with an additional 12 distributors servicing the domestic law enforcement market and two distributors servicing the Canadian market. Six of the Company’s distributors service both the domestic commercial market and the domestic law enforcement market.

One customer accounted for 13% of firearms sales in both 2007 and 2006, and 12% and 11% of consolidated sales in 2007 and 2006, respectively.  A second customer accounted for approximately 12%, 13%, and 13% of net firearms sales and 11%, 10%, and 11% of consolidated net sales in 2007, 2006, and 2005, respectively.  A third customer accounted for approximately 12% of the Company's net firearms sales and 10% of consolidated net sales in 2005.  A fourth customer accounted for approximately 12%, 13%, and 16% of net firearms sales in 2007, 2006, and 2005, respectively, and 11%, 11%, and 14% of consolidated net sales in 2007, 2006, and 2005, respectively.

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

The Company also exports its firearms through a network of selected commercial distributors and directly to certain foreign customers, consisting primarily of law enforcement agencies and foreign governments.  Foreign sales were less than 6% of the Company's consolidated net sales for each of the past three fiscal years.

No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of a government purchaser.

Prior to 2006, the Company received one cancelable annual order in December from each of its distributors.  Effective December 1, 2006 the Company changed the manner in which distributors order firearms, and began receiving firm, non-cancelable purchase orders on a frequent basis, with most orders for immediate delivery.  As of February 1, 2008, the order backlog was $20 million.  As of February 1, 2007, order backlog was approximately $23 million.

The Company does not consider its overall firearms business to be predictably seasonal; however, sales of many models of firearms are usually lower in the third quarter of the fiscal year.

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

The Company continues to evaluate the viability and profitability of the commercial castings market. The Company significantly increased prices to most external customers in the second half of the 2007, seeking to improve margins and free up available capacity for additional internal use.  Certain customers accepted the price increases while others moved their business away from the Company as anticipated.

Competition

Firearms
Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers.  While some of these competitors concentrate on a single industry product category, such as rifles or pistols, several competitors manufacture products in the same four industry categories as the Company (rifles, shotguns, pistols, and revolvers).  Some of these competitors are subsidiaries of larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete. The principal methods of competition in the industry are product innovation, quality, availability, and price.  The Company believes that it can compete effectively with all of its present competitors.

Investment Castings
There are a large number of investment castings manufacturers, both domestic and foreign, with which the Company competes.  Competition varies based on the type of investment castings products and the end-use of the product (commercial, sporting goods, or military).  Many of these competitors are larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete with these competitors.  The principal methods of competition in the industry are quality, price, and production lead time.  The Company believes that it can compete effectively with its present domestic competitors.  However, it is unknown if the Company can compete with foreign competitors in the long-term.

Employees

As of February 1, 2008, the Company employed approximately 1,100 full-time employees of which approximately 56% had at least ten years of service with the Company.

None of the Company's employees are subject to a collective bargaining agreement.  The Company has never experienced a strike during its history and believes its employee relations are satisfactory.

Research and Development

In 2007, 2006, and 2005, the Company spent approximately $0.7 million, $0.6 million, and $0.8 million, respectively, on research activities relating to the development of new products and the improvement of existing products.  As of February 15, 2008, the Company had approximately 10 employees whose primary responsibilities were research and development activities.

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

Executive Officers of the Company

Set forth below are the names, ages, and positions of the executive officers of the Company.  Officers serve at the discretion of the Board of Directors of the Company.

Name	Age	Position With Company
Michael O. Fifer	50	Chief Executive Officer

Stephen L. Sanetti	58	Vice Chairman of the Board of Directors, President, and General Counsel

Thomas A. Dineen	39	Vice President, Treasurer and Chief Financial Officer

Christopher J. Killoy	49	Vice President of Sales and Marketing

Robert R. Stutler	64	Vice President of Prescott Operations (Retired 2/15/2008)

Mark T. Lang	51	Group Vice President

Thomas P. Sullivan	47	Vice President of Newport Operations

Leslie M. Gasper	54	Corporate Secretary

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

Robert R. Stutler retired on February 15, 2008.  Mr. Stutler became Vice President of Operations for the Company’s Prescott, Arizona Firearms and Foundry Divisions on March 17, 2006.  Previously he served as General Manager of Prescott Operations since 2002 and General Manager of Prescott Firearms Division from 1990 to 2002.  Mr. Stutler joined the Company in 1987.

Mark T. Lang joined the Company as Group Vice President on February 18, 2008.  Mr. Lang will initially be responsible for management of the Prescott Firearms Division following the retirement of Mr. Stutler.  Prior to joining the Company, Mr. Lang was President of the Custom Products Business at Mueller Industries, Inc.  Prior to joining Mueller, Mr. Lang was the Vice President of Operations for the Automotive Division of Thomas and Betts, Inc.

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

Where You Can Find More Information

The Company is a reporting company and is therefore subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and accordingly files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room.  As an electronic filer, the Company's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act accessible free of charge through the Company's Internet site after the Company has electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.ruger.com.  However, such reports may not be accessible through the Company's website as promptly as they are accessible on the SEC’s website.

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

Firearms Litigation

(The following disclosures within “Firearms Litigation” are identical to the disclosures within “Firearms Litigation” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of the notes to the financial statements-Contingent Liabilities.)

As of December 31, 2007, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims.  These lawsuits and claims fall into two categories:

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

Of the lawsuits brought by municipalities, counties or a state Attorney General, twenty have been concluded:  Atlanta– dismissal by intermediate Appellate Court, no further appeal; Bridgeport– dismissal affirmed by Connecticut Supreme Court; County of Camden– dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami– dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans– dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia– U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington– dismissed by trial court, no appeal; Boston– voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati– voluntarily withdrawn after a unanimous vote of the city council; Detroit– dismissed by Michigan Court of Appeals, no appeal; Wayne County– dismissed by Michigan Court of Appeals, no appeal; New York State– Court of Appeals denied plaintiff’s petition for leave to appeal the Intermediate Appellate Court’s dismissal, no further appeal; Newark– Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden– dismissed on July 7, 2003, not reopened; Jersey City– voluntarily dismissed and not re-filed; St. Louis– Missouri Supreme Court denied plaintiffs’ motion to appeal Missouri Appellate Court’s affirmation of dismissal; Chicago– Illinois Supreme Court affirmed trial court’s dismissal; and Los Angeles City, Los Angeles County, San Francisco– Appellate Court affirmed summary judgment in favor of defendants, no further appeal; and Cleveland– dismissed on January 24, 2006 for lack of prosecution.

The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as “machine guns” under the city’s “strict liability” law.  On April 21, 2005, the D.C. Court of Appeals, in an en banc hearing, unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing “strict liability” for manufacturers of “machine guns.”  Based on present information, none of the Company’s products has been identified with any of the criminal assaults which form the basis of the individual claims.  The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case was remanded to the trial court for further proceedings.  The defendants subsequently moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act, which motion was granted on May 22, 2006.  The individual plaintiffs and the District of Columbia, which has subrogation claims in regard to the individual plaintiffs, appealed.  On January 10, 2008, the District of Columbia Court of Appeals unanimously upheld the dismissal.  Plaintiffs have until February 25, 2008, to move for rehearing en banc.

The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003.  Gary is scheduled to begin trial in 2009.   The defendants filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act (“PLCAA”).  The state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007.  On October 29, 2007, the Indiana Appellate Court affirmed, holding that the PLCAA does not apply to the City’s claims.  A petition for rehearing was filed in the Appellate Court and denied on January 9, 2008.  A Petition to Transfer the appeal to the Supreme Court of Indiana was filed on February 7, 2008.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made.  However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $5 million and $0 at December 31, 2007 and 2006, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2007 and 2006, the Company was a defendant in 5 and 4 lawsuits, respectively, involving its products and is aware of other such claims.  During the year ended December 31, 2007 and 2006, respectively, 2 and 2 claims were filed against the Company, 1 and 2 claims were dismissed, and 0 and 2 claims were settled.   The average cost per settled claim was $47,000 in 2006.

During the years ended December 31, 2007 and 2006, the Company incurred product liability expense of $1.7 million and $2.5 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

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

The Company has reported all cases instituted against it through September 30, 2007 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

Balance Sheet Rollforward for Product Liability Reserve
(Dollars in thousands)

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (b)	Legal Fees (c)	Settlements (d)	Insurance Premiums	Admin. Expense	Balance End of Year (a)

2005	$3,132	$2,514	$(2,935)	(515)	N/A	N/A	$2,196

2006	2,196	688	(1,000)	(143)	N/A	N/A	1,741

2007	1,741	639	(447)	-	N/A	N/A	1,933

Income Statement Detail for Product Liability Expense
(Dollars in thousands)

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Admin. Expense (f)	Total Product Liability Expense

2005	$2,514	$1,338	$1,041	$4,893

2006	688	1,141	691	2,520

2007	639	748	299	1,686

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

Reliance on Two Facilities

The Newport, New Hampshire and Prescott, Arizona facilities are critical to the Company’s success. These facilities house the Company’s principal production, research, development, engineering, design, and shipping. Any event that causes a disruption of the operation of either of these facilities for even a relatively short period of time might have a material adverse affect on the Company’s ability to produce and ship products and to provide service to its customers.

Availability of Raw Materials

Third parties supply the Company with various raw materials for its firearms and castings, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle and shotgun stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts.  There is a limited supply of these materials in the marketplace at any given time, which can cause the purchase prices to vary based upon numerous market factors.  The Company believes that it has adequate quantities of raw materials in inventory to provide ample time to locate and obtain additional items at then-current market cost without interruption of its manufacturing operations.  However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials can not be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

The Company’s manufacturing operations are carried out at two facilities. The following table sets forth certain information regarding each of these facilities:

	Approximate Aggregate Usable Square Feet	Status	Segment

Newport, New Hampshire	350,000	Owned	Firearms/Castings
Prescott, Arizona	230,000	Leased	Firearms

Each facility contains enclosed ranges for testing firearms and also contains modern tool room facilities. The lease of the Prescott facility provides for rental payments, which are approximately equivalent to estimated rates for real property taxes.  The Company consolidated its casting operations in its Newport, New Hampshire foundry in 2007.

The Company has three other facilities that were not used in its manufacturing operations in 2007:

	Approximate Aggregate Usable Square Feet	Status	Segment

Southport, Connecticut (Station Street property)	5,000	Owned	Not Utilized
Southport, Connecticut (Lacey Place property)	25,000	Owned	Corporate
Newport, New Hampshire (Dorr Woolen Building)	300,000	Owned	Firearms (a)

(a)
In 2005, the Company relocated its firearms shipping department into a portion of the the Dorr Woolen Building. In 2006, certain of the Company’s sales department personnel were moved into the same facility.

There are no mortgages or any other major encumbrance on any of the real estate owned by the Company.  The Company sold some of its non-manufacturing real property assets in 2007.  The three non-manufacturing facilities identified above are listed for sale.

The Company’s principal executive offices are located in Southport, Connecticut.  The Company believes that its existing facilities are suitable and adequate for its present purposes.

ITEM 3—LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 6 of the notes to the financial statements in this Annual Report on Form 10-K report, which is incorporated herein by reference.

The Company has reported all cases instituted against it through September 30, 2007, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

No cases were formally instituted against the Company during the three months ending December 31, 2007.

During the three months ending December 31, 2007, no previously reported cases were settled.

For a description of all pending lawsuits against the Company through September 30, 2007, reference is made to the discussion under the caption “Item 1. LEGAL PROCEEDINGS” of the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 1999, March 31 and September 30, 2000, and June 30, 2007.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol “RGR.”  At February 1, 2008, the Company had 1,769 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported on the New York Stock Exchange and dividends paid on Common Stock.

	High	Low	Dividends Per Share
2006:
First Quarter	$8.03	$6.75	-
Second Quarter	7.78	5.56	-
Third Quarter	7.85	5.65	-
Fourth Quarter	10.78	7.74	-

2007:
First Quarter	$13.27	$8.91	-
Second Quarter	15.49	11.77	-
Third Quarter	20.94	13.86	-
Fourth Quarter	18.35	7.22	-

Issuer  Repurchase of Equity Securities

Dates	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased Under the Program

October 1 – December 31, 2007	2,216,000	$ 8.99	2,216,000	$ 0 (Note 1)

Total	2,216,000	$ 8.99	2,216,000	$ 0

(1)	In the first quarter of 2007, the Board of Directors authorized a $20 million stock repurchase program. Through December 31, 2007 all share repurchases were open market purchases.

On September 26, 2006, the Company repurchased 4,272,000 shares of its common stock, representing 15.9% of the outstanding shares, from entities controlled by members of the Ruger family at a price of $5.90 per share. These purchases were made with cash held by the Company and no debt was incurred.

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Company, Inc., Standard & Poor’s 500 And
Value Line Recreation Index
(Performance Results Through 12/31/07)

Assumes $100 invested at the close of trading 12/02 in Sturm, Ruger & Company, Inc. common stock, Standard & Poor’s 500, and Recreation Index.
*Cumulative total return assumes reinvestment of dividends.
Source: Value Line, Inc.

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

	2002	2003	2004	2005	2006	2007
Sturm, Ruger & Company, Inc.	100.00	128.37	107.51	86.46	118.41	102.13
Standard & Poor’s 500	100.00	126.38	137.75	141.88	161.20	166.89
Recreation	100.00	149.92	203.02	189.39	213.50	190.57

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2007:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
1998 Stock Incentive Plan	600,000	$7.77 per share	-
2001 Stock Option Plan for Non-Employee Directors	180,000	$8.75 per share	-
2007 Stock Incentive Plan	311,250	$13.06 per share	2,238,750
Equity compensation plans not approved by security holders
None.
Total	1,091,250	$9.44 per share	2,238,750

ITEM 6—SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
	December 31,
	2007	2006	2005	2004	2003
Net firearms sales	$144,222	$139,110	$132,805	$124,924	$130,558
Net castings sales	12,263	28,510	21,917	20,700	17,359
Total net sales	156,485	167,620	154,722	145,624	147,917
Cost of products sold	117,186	139,610	124,826	115,725	113,189
Gross profit	39,299	28,010	29,896	29,899	34,728
Income before income taxes	16,659	1,843	1,442	8,051	20,641
Income taxes	6,330	739	578	3,228	8,277
Net income	$10,329	1,104	864	4,823	12,364
Basic and diluted earnings per share	0.46	0.04	0.03	0.18	0.46
Cash dividends per share	$0.00	$0.00	$0.30	$0.60	$0.80

	December 31,
	2007	2006	2005	2004	2003
Working capital	$53,264	$60,522	$83,522	$90,947	$102,715
Total assets	101,882	117,066	139,639	147,460	162,873
Total stockholders’ equity	76,069	87,326	111,578	120,687	133,640
Book value per share	$3.570	$3.86	$4.15	$4.48	$4.97
Return on stockholders’ equity	12.6%	1.3%	0.8%	4.0%	9.3%
Current ratio	3.6 to 1	3.8 to 1	5.5 to 1	5.7 to 1	5.7 to 1
Common shares outstanding	20,571,800	22,638,700	26,910,700	26,910,700	26,910,700
Number of stockholders of record	1,769	1,851	1,922	1,977	2,036
Number of employees	1,154	1,108	1,250	1,291	1,251

ITEM 7—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 92% of the Company’s total sales for the year ended December 31, 2007 were from the firearms segment, and 8% were from investment castings. Export sales represent less than 6% of firearms sales.  The Company’s design and manufacturing operations are located in the United States and substantially all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment.  Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, represented 8% of the Company’s total sales for the year ended December 31, 2007.  In July 2006, the Company announced the cessation of the titanium castings portion of its investment casting operations.  This cessation of operations was completed in 2007, at which time the Company consolidated its Arizona casting operations into its New Hampshire casting operations.

Because most of the Company’s competitors are not subject to public filing requirements and industry-wide data is generally not available in a timely manner, the Company is unable to compare its performance to other companies or specific current industry trends.  Instead, the Company measures itself against its own historical results.

The Company does not consider its overall firearms business to be predictably seasonal; however, sales of many models of firearms are usually lower in the third quarter of the year.

Results of Operations

Year ended December 31, 2007, as compared to year ended December 31, 2006:

Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2007	2006	2005

Units Ordered	485,000	Note (1)	Note (1)

Units Produced	464,919	419,834	414,600

Units Shipped	481,832	475,858	460,243

Units – Company Inventory	38,309	55,222	111,246

Units – Distributor Inventory (Note 2)	62,018	57,126	70,498

Units on Backorder	36,514	Note (1)	Note (1)

Castings Setups	156,133	169,077	174,443

Note 1:  Prior to 2006, the Company received one cancelable annual firearms order in December from each of its distributors.  Effective December 1, 2006, the Company changed the manner in which distributors order firearms, and began receiving firm, non-cancelable purchase orders on a frequent basis, with most orders for immediate delivery.  Because of this change, comparable data for orders received and units on backorder for prior periods is not meaningful.

Note 2:  Distributor ending inventory as provided by the Company’s distributors.

Orders Received
The Company saw unusually high bookings during the 1st quarter of 2007 and then unusually low bookings during the 3rd quarter of 2007.   Bookings picked up again during the 4th quarter, gaining strength during the quarter.  The Company’s distributors indicated anecdotally that this order pattern was in line with what the overall industry experienced during 2007.  This order pattern in 2007 was more volatile than the modest seasonality typically encountered in other years.  Certain product lines were on backorder throughout the year, including new product introductions and low-volume products that were not in regular production throughout the year.  The Company initiated sales promotions during the 3rd and 4th quarters of the year to encourage demand for those product lines where manufacturing capacity exceeded current demand.

Production
Throughout 2007, the Company continued to work on the transition from large-scale batch production to lean manufacturing, with an emphasis on setting up manufacturing cells that facilitate flow production and pull systems.  To date, the Company has converted over 70% of its batch manufacturing processes to single-piece or small-batch flow cells.  In addition to continuing to set up flow cells, the next phase of the lean transition includes developing pull systems to link the assembly cells, component manufacturing cells, and parts suppliers.

In the first half of 2007, unit shipments exceeded production and there was a significant reduction in finished goods inventory.  There was also a significant reduction in work-in-process inventory in the first half of 2007 as available work-in-process inventory allowed the Company to produce more units than its staffing and manufacturing processes would have otherwise allowed.

As a result of reducing gross inventory by $28.3 million in the second half of 2006 and by $26.6 million in the first half of 2007, including significant reductions in work-in-process inventory, many issues with design for manufacturability, poor machinery and tool reliability, weak manufacturing processes, long machine changeover times, and vendor supply were identified.  The Company has made partial progress in addressing these issues with careful re-engineering of both our product and component designs and manufacturing processes as problems were identified, with the net result for certain product lines of significantly reduced factory throughput time, improved quality, and modestly improved productivity.  The rate of product returns (from firearms in service less than 1 year) dropped by approximately 30% from the first quarter of 2007 to the fourth quarter of 2007.  The Company was also able to increase unit production by approximately 10% from 2006 to 2007.

During the 2nd half of 2007, the Company slowed its rapid, wide-spread draw down of inventory and increased the foundry output to replenish component part shortages.  Gross inventory was relatively unchanged during the 2nd half of 2007.  Production rates started to increase late in 2007 as a result of the months of effort spent addressing manufacturing process and design-for-manufacturability issues and as a result of the increased availability of investment cast component parts.  Nonetheless, the improvement process is ongoing with much work, especially engineering, still to be done to continue with the lean transition and to increase production capacity.

Sales
Consolidated net sales were $156.5 million in 2007.  This represents a decrease of $11.1 million or 6.6% from 2006 consolidated net sales of $167.6 million.

Firearms segment net sales were $144.2 million in 2007.  This represents an increase of $5.1 million or 3.7% from 2006 firearm net sales of $139.1 million.  Firearms unit shipments increased 1% in 2007 due to increased shipments of rifles and pistols, offset by a decline in shipments of revolvers and shotguns.  A modest price increase and a shift in product mix toward firearms with greater unit sales prices resulted in the greater percentage increase in sales than unit shipments.

Casting segment net sales were $12.3 million in 2007.  This represents a decrease of $16.2 million or 57.0% from 2006 casting sales of $28.5 million.

The casting sales decrease in 2007 primarily reflects the cessation of titanium casting operations, as previously announced by the Company in July 2006.  In 2007, titanium casting sales were $3.2 million or 26% of total casting sales compared to $16.2 million or 56% in 2006.  In addition, the Company significantly increased prices to most external customers in the second half of the 2007, seeking to improve margins and free up available capacity for additional internal use.  Certain customers accepted the price increases while others moved their business away from the Company as anticipated.

Cost of Products Sold and Gross Margin
Consolidated cost of products sold was $117.2 million in 2007.  This represents a decrease of $22.4 million or 16.1% from 2006 consolidated cost of products sold of $139.6 million.

The gross margin as a percent of sales was 25.1% in 2007.  This represents an increase from the 2006 gross margin of 16.7% as illustrated below:

	December 31,
	2007		2006

Net sales	$156,485	100.0%	$167,620	100.0%

Total cost of products sold, before LIFO and overhead rate adjustments to inventory and product liability	123,170	78.7%	135,881	81.1%

Performance gross margin *	33,315	21.3%	31,739	18.9%

LIFO and overhead rate inventory adjustments and product liability	(5,984)	(3.8)%	3,729	2.2%

Gross margin	$39,299	25.1%	$28,010	16.7%

*	Performance Gross Margin is a measure of gross margin before taking into account the impact of LIFO and overhead rate adjustments to inventory, and before product liability expenses.

Excess and Obsolete Inventory—Prior to 2006, the Company adjusted production schedules to consume on-hand raw material and WIP inventories, regardless of customer demand for the finished goods so produced.  This practice led to increased investment in inventory, and an unbalanced finished goods inventory.

Consistent with the change in the manner in which distributors order from the Company, the Company significantly changed its production scheduling philosophy from an annual production cycle to a customer-demand pull system in the fourth quarter of 2006.  Under the Company’s new system, production is driven solely by customer demand.

As a result of this new production philosophy, it became apparent that the Company had inventory in excess of its needs over the foreseeable future.    Therefore, in 2006, the Company evaluated the adequacy of the excess and obsolescence inventory reserve and concluded that additional reserves were required to reflect the estimated recoverable value of excess inventories below LIFO carrying cost.  The required reserve was estimated at $5.5 million as of December 31, 2006.

The Company employed the same methodology and parameters in 2007, which resulted in a reserve balance as of December 31, 2007 of $4.1 million.  This reduction was principally caused by the increased impact of LIFO in 2007 as evidenced by the LIFO reserve representing 73% of gross inventories at December 31, 2007, compared to 66% at December 31, 2006.

Performance Gross Margin—In 2007, performance gross margin was $33.3 million or 21.3% of sales.  This was an increase of $1.6 million or 5.0% from the 2006 performance gross margin of $31.7 million or 18.9% of sales.

LIFO—In 2007, gross inventories were reduced by $23.1 million compared to decreases in gross inventories of $24.0 million in 2006.  The 2007 inventory reduction resulted in LIFO income and decreased cost of products sold of $9.1 million compared to LIFO income and decreased cost of products sold of $1.2 million in 2006.

Overhead Rate Change—In 2007, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was a decrease of $1.4 million.  This reduction in inventory value resulted in an increase to cost of products sold.

In 2006, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was a decrease of $2.9 million.  This reduction in inventory value resulted in an increase to cost of products sold.

Product Liability—During the years ended December 31, 2007 and 2006, the Company incurred product liability expense of $1.7 million and $2.5 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.  See note 6 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Margin—Gross margin was $39.3 million or 25.1% of sales in 2007.  This is an increase of $11.3 million or 40.3% from 2006 gross margin of $28.0 million or 16.7% of sales.

Selling, General and Administrative
Selling, general and administrative expenses were $28.8 million in 2007.  This represents an increase of $0.9 million or 3.0% from 2006 selling, general and administrative expenses of $27.9 million.  The increase reflects greater personnel-related expenses including equity-based compensation expense such as stock-option expense and performance-stock-option expense, partially offset by a reduction in advertising and sales promotion expenses.

Pension Curtailment Charge
In 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees will no longer accrue benefits under these plans effective December 31, 2007.  This action “freezes” the benefits for all employees and prevents future hires from joining the plans, effective December 31, 2007.  Starting in 2008, the Company will provide supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

These amendments resulted in a $1.2 million pension curtailment charge that was recognized in 2007.

Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following:

Year ended December 31,	2007	2006

Gain on sale of operating assets (a)	$(472)	$(929)
Impairment of operating assets (b)	489	494
Gain on sale of real estate (c)	(1,521)	(397)
Impairment of real estate held for sale (d)	1,775	-

Total other operating expenses (income), net	$271	$(832)

(a)  The gain on sale of operating assets was generated primarily from the sale of used machinery and equipment.  Most of the used machinery and equipment sold in 2007 and 2006 was related to titanium investment casting.

(b)  In 2007, the Company recognized an impairment charge of $0.5 million related to machinery and equipment previously in the Company’s Arizona investment casting operations.  In 2006, the Company recognized an impairment charge of $0.5 million related to building improvements at the Dorr Building.  The Company had planned to establish a titanium investment castings foundry at Dorr, but that plan was aborted in 2006.

(c)  On April 16, 2007, the Company sold a facility in Arizona for $5.0 million. This facility had not been used in the Company’s operations for several years. The Company realized a gain of approximately $1.5 million from this sale. In 2006, the $0.4 million gain on sale of real estate reflects the sale of non-manufacturing real property.  The Company has three additional non-manufacturing properties listed for sale, two in Connecticut and one in New Hampshire.

(d)  In the fourth quarter of 2007, the Company recognized an asset impairment charge of $1.8 million related to the Dorr Building, a non-manufacturing property in New Hampshire that has been for sale for an extended period of time without any meaningful market interest.

Operating Income—Operating Income was $9.1 million or 5.8% of sales in 2007.  This is an increase of $8.2 million from 2006 operating income of $0.9 million or 0.6% of sales.

Gain on Sale of Real Estate
In 2007, the $5.2 million gain on sale of real estate reflects the sale of largely undeveloped non-manufacturing real property held for investment in March of 2007.

Interest income
Interest income was $2.4 million in 2007.  This represents an increase of $1.3 million from 2006 interest income of $1.1 million.  The increase is attributable to increased principal invested in 2007 compared to 2006.

Income Taxes and Net Income
The effective income tax rate in 2007 was 38.0%.  This compares favorably to the 2006 effective income tax rate of 40.1%.  The reduction in 2007 results from an increase in the domestic production activities deduction.

As a result of the foregoing factors, consolidated net income was $10.3 million in 2007.  This represents an increase of $9.2 million from 2006 consolidated net income of $1.1 million.

Results of Operations
Year ended December 31, 2006, as compared to year ended December 31, 2005:

Sales
Consolidated net sales were $167.6 million in 2006.  This represents an increase of $12.9 million or 8.3% from 2005 consolidated net sales of $154.7 million.

Firearms segment net sales were $139.1 million in 2006. This represents an increase of $6.3 million or 4.7% from 2005 firearm net sales of $132.8 million.  Firearms unit shipments increased 3% in 2006 due to increased shipments of revolvers, partially offset by a decline in shipments of shotguns, pistols, and rifles.  Effective January 1, 2006, the Company instituted a unilateral minimum distributor resale price policy for its firearms, which remains in effect.  This change in policy was well received by the Company’s distributors and did not appear to have an adverse effect on the Company’s firearm sales.

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

Cost of Products Sold and Gross Margin
Consolidated cost of products sold was $139.6 million in 2006.  This represents an increase of $14.8 million or 11.9% from 2005 consolidated cost of products sold of $124.8 million.

The gross margin as a percent of sales was 16.7% in 2006.  This represents a decline from the 2005 gross margin of 19.3% as illustrated below:

	December 31,
	2006		2005

Net sales	$167,620	100.0%	$154,722	100.0%

Total cost of products sold, before LIFO and overhead rate inventory adjustments and product liability (Note 1)	135,881	81.1%	121,198	78.3%

Performance gross margin*	31,739	18.9%	33,524	21.7%

LIFO and overhead rate inventory adjustments and product liability (Note 2)	3,729	2.2%	3,628	2.4%

Gross margin	$28,010	16.7%	$29,896	19.3%

*	Performance Gross Margin is a measure of gross margin before taking into account the impact of LIFO and overhead rate adjustments to inventory, and before product liability expenses.

Note 1:  Performance gross margin was favorably impacted by stronger sales, and was adversely impacted by an excess and obsolete inventory charge of $3.2 million, compared to $0.5 million in 2005.   The impact of the excess and obsolete inventory charge was 1.9% of sales in 2006 as compared to 0.3% of sales in 2005.

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

As a result of this new production philosophy, it became apparent the Company had inventory in excess of its needs over the foreseeable future.  Given ever-changing market conditions, customer preferences and the anticipated introduction of new products, the Company concluded that it was not prudent nor supportable to carry inventory at full cost beyond that needed during the next 36 months.  Therefore the Company evaluated the adequacy of the excess and obsolescence inventory reserve and concluded that additional reserves were required to reflect the estimated recoverable value of excess inventories below LIFO carrying cost.  The required reserve was estimated based on the following parameters, and resulted in an excess and obsolete expense of $3.2 million and a reserve balance of $5.5 million:

Projected Year Of Consumption	Required Reserve %

2007	2%
2008	10%
2009	35%
2010 and thereafter	90%

LIFO—During 2006, gross inventories were reduced by $24.0 million.  This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs that prevailed in prior years as compared with the current cost of purchases, the effect of which decreased costs of products sold by approximately $7.1 million.  There was no LIFO liquidation in 2005.

Reduction in inventory generated positive cash flow for the Company, partially offset by the tax impact of the consequent LIFO liquidation, which generated negative cash flow as it created taxable income, resulting in higher tax payments.

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

Overhead Rate Change—In 2006, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was a decrease of $2.9 million.  This reduction in inventory value resulted in an increase to cost of products sold.

In 2005, the change in inventory value as a result of a change in the overhead rate used to absorb overhead expenses into inventory was an increase of $6.8 million.  This increase in inventory value resulted in a decrease to cost of products sold.

Fourth Quarter Charge—In the fourth quarter of 2006, a $2.5 million non-cash inventory valuation adjustment, net of the LIFO impact, was recorded to recognize inefficiencies in labor and overhead during a period of rapid inventory reduction.  This over-absorption of labor and overhead was quantified by a physical inventory taken in the fourth quarter.

Due to the timing of the physical inventory, the Company was unable to quantify the impact of this delayed recognition of labor and overhead inefficiencies, if any, on the financial results of prior quarters.  As a consequence, raw material and work in process physical inventories are being performed at the end of each quarter until a permanent corrective action is established and determined to be adequate, making these physical inventories unnecessary.  These physical inventories were taken each quarter in 2007 and are expected to continue in 2008.

Selling, General and Administrative
Selling, general and administrative expenses were $27.9 million in 2006.  This represents a decrease of $0.2 million or 0.5% from 2005 selling, general and administrative expenses of $28.1 million.  The decrease reflects a reduction in advertising and sales promotion expenses, partially offset by increased personnel-related expenses including $0.7 million related to the retirement of the former Chairman and Chief Executive Officer.

Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following:

Year ended December 31,	2006	2005

Gain on sale of operating assets (a)	$(929)	-
Impairment of operating assets (b)	494	483
Gain on sale of real estate (c)	(397)	-

Total other operating expenses (income), net	$(832)	$483

(a)  The gain on sale of operating assets is generated primarily from the sale of used machinery and equipment.  Most of the machinery and equipment sold in 2006 was related to titanium investment casting.

(b)  In 2006, the Company recognized an impairment charge of $0.5 million related to building improvements at the Dorr Building.  The Company had planned to establish a titanium investment castings foundry at Dorr, but that plan was aborted in 2006.  In 2005, the Company recognized an impairment charge of $0.5 million related to certain corporate assets and certain machinery and equipment in the castings segment.

(c)  In 2006, the $0.4 million gain on sale of real estate reflects the sale of non-manufacturing real property.

Operating Income—Operating Income was $0.9 million or 0.6% of sales in 2006.  This is a decrease of $0.4 million from 2005 operating income of $1.4 million or 0.9% of sales.

Interest Income
Interest income was $1.1 million in 2006.  This represents an increase of $0.3 million from 2005 interest income of $0.8 million.  The increase is attributable to more favorable interest rates in 2006..

Income Taxes and Net Income
The effective income tax rate of 40.1% in 2006 remained consistent with the income tax rate in 2005.

As a result of the foregoing factors, consolidated net income was $1.1 million in 2006.  This represents an increase of $0.2 million or 27.8% from 2005 consolidated net income of $0.9 million.

Financial Condition

Operations
At December 31, 2007, the Company had cash, cash equivalents and short-term investments of $35.6 million.  The Company’s pre-LIFO working capital of $100.2 million, less the LIFO reserve of $46.9 million, resulted in working capital of $53.3 million and a current ratio of 3.6 to 1.

Cash provided by operating activities was $17.5 million, $30.2 million, and $5.2 million in 2007, 2006, and 2005, respectively.  The decrease in cash provided in 2007 compared to 2006 is principally attributable to comparable reductions in gross inventory, offset by a more significant reduction in the LIFO reserve in 2007, and increased voluntary pension plan contributions in 2007.  The increase in cash provided in 2006 compared to 2005 is principally a result of a $24.3 million decrease in inventory in 2006 and various fluctuations in operating asset and liability accounts during 2006 compared to 2005.

Third parties supply the Company with various raw materials for its firearms and castings, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle and shotgun stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts.  There is a limited supply of these materials in the marketplace at any given time, which can cause the purchase prices to vary based upon numerous market factors.  The Company believes that it has adequate quantities of raw materials in inventory to provide ample time to locate and obtain additional items at then-current market cost without interruption of its manufacturing operations.  However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials can not be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing
Capital expenditures were $4.5 million, $3.9 million, and $4.5 million in 2007, 2006, and 2005, respectively.  In 2008, the Company expects to spend approximately $5 million on capital expenditures to purchase tooling for new product introductions and to upgrade and modernize manufacturing equipment, primarily at the Newport Firearms and Pine Tree Castings Divisions.  The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

On January 26, 2007, the Company announced that its Board of Directors authorized a stock repurchase program.  During the fourth quarter of 2007, the Company repurchased 2,216,000 shares of its common stock, representing 9.7% of the outstanding shares, in the open market at an average price of $8.99 per share. On September 26, 2006, the Company repurchased 4,272,000 shares of its common stock, representing 15.9% of the then outstanding shares, from entities controlled by members of the Ruger family at a price of $5.90 per share. These purchases were made with cash held by the Company and no debt was incurred.

There were no dividends paid in 2007 or 2006.  The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.  The Company does not expect to pay dividends in the near term.

On March 8, 2007, the Company sold 42 parcels of non-manufacturing real property for $7.3 million to William B. Ruger, Jr., the Company’s former Chief Executive Officer and Chairman of the Board. The sale included substantially all of the Company’s raw land real property assets in New Hampshire. The sales price was based upon an independent appraisal, and the Company recognized a gain of $5.2 million on the sale.

On April 16, 2007, the Company sold a non-manufacturing facility in Arizona for $5.0 million. This facility had not been used in the Company’s operations for several years. The Company realized a gain of approximately $1.5 million from this sale.

In 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees will no longer accrue benefits under them effective December 31, 2007. This action “freezes” the benefits for all employees and prevents future hires from joining the plans, effective December 31, 2007.  Starting in 2008, the Company will provide supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

In late 2007, after authorizing the “freeze” amendment to its hourly and salaried defined benefit pension plans, the Company contributed an additional $5 million to the plans.   The intent of this discretionary contribution is to reduce the amount of time that the Company will be required to continue to operate the frozen plans.  The ongoing cost of running the plans (even if frozen) is approximately $200,000 per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

In 2008 and future years, the Company will be required to make cash contributions to the two defined benefit pension plans according to the new rules of the Pension Protection Act of 2006.  The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants.  The total amount of these future cash contributions will be dependent on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities. The 2008 cash contribution for the defined benefit plans is not expected to exceed $1 million.

In future years, the total annual cash outlays for retirement benefits, which would include the continuing funding of the two defined benefit pension plans and the new supplemental discretionary 401(k) contributions, are expected to be comparable to the previous retirement funding levels.

In February 2008, the Company made lump sum benefit payments to two participants in its only non-qualified defined benefit plan, the Supplemental Executive Retirement Plan (SERP).  These payments, which totaled $2.1 million, represented the actuarial present value of the participants’ accrued benefit as of the date of payment.  Only one, retired participant remains in this plan.

Historically, the Company has not required external financing.  Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of cash through issuance of short-term or long-term debt.  In the fourth quarter of 2007, the Company secured a $25 million credit facility, which terminates on December 13, 2008.  This credit facility remains unused.

Contractual Obligations
The table below summarizes the Company’s significant contractual obligations at December 31, 2007, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.  This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2007.

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

Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	$25,300	$25,300	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-

Total	$25,300	$25,300	-	-	-

The expected timing of payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions.  The Company does not believe it has included any “uncertain tax positions” in its Federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable.  The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position.  However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.4 to $0.7 million exist.  The Company had previously recorded $0.4 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties.  This amount is included in income taxes payable at December 31, 2007.  In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of its provision for taxes.

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

Firearms Litigation

(The following disclosures within “Firearms Litigation” are identical to the disclosures within Item 1A-Risk Factors “Firearms Litigation” and Note 6 to the notes to the financial statements-Contingent Liabilities.)

As of December 31, 2007, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims.  These lawsuits and claims fall into two categories:

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

Of the lawsuits brought by municipalities, counties or a state Attorney General, twenty have been concluded:  Atlanta– dismissal by intermediate Appellate Court, no further appeal; Bridgeport– dismissal affirmed by Connecticut Supreme Court; County of Camden– dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami– dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans– dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia– U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington– dismissed by trial court, no appeal; Boston– voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati– voluntarily withdrawn after a unanimous vote of the city council; Detroit– dismissed by Michigan Court of Appeals, no appeal; Wayne County– dismissed by Michigan Court of Appeals, no appeal; New York State– Court of Appeals denied plaintiff’s petition for leave to appeal the Intermediate Appellate Court’s dismissal, no further appeal; Newark– Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden– dismissed on July 7, 2003, not reopened; Jersey City– voluntarily dismissed and not re-filed; St. Louis– Missouri Supreme Court denied plaintiffs’ motion to appeal Missouri Appellate Court’s affirmation of dismissal; Chicago– Illinois Supreme Court affirmed trial court’s dismissal; and Los Angeles City, Los Angeles County, San Francisco– Appellate Court affirmed summary judgment in favor of defendants, no further appeal; and Cleveland– dismissed on January 24, 2006 for lack of prosecution.

The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as “machine guns” under the city’s “strict liability” law.  On April 21, 2005, the D.C. Court of Appeals, in an en banc hearing, unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing “strict liability” for manufacturers of “machine guns.”  Based on present information, none of the Company’s products has been identified with any of the criminal assaults which form the basis of the individual claims.  The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case was remanded to the trial court for further proceedings.  The defendants subsequently moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act, which motion was granted on May 22, 2006.  The individual plaintiffs and the District of Columbia, which has subrogation claims in regard to the individual plaintiffs, appealed.  On January 10, 2008, the District of Columbia Court of Appeals unanimously upheld the dismissal.  Plaintiffs have until February 25, 2008, to move for rehearing en banc.

The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003.  Gary is scheduled to begin trial in 2009.   The defendants filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act (“PLCAA”).  The state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007.  On October 29, 2007, the Indiana Appellate Court affirmed, holding that the PLCAA does not apply to the City’s claims.  A petition for rehearing was filed in the Appellate Court and denied on January 9, 2008.  A Petition to Transfer the appeal to the Supreme Court of Indiana was filed on February 7, 2008.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made.  However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $5 million and $0 at December 31, 2007 and 2006, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2007 and 2006, the Company was a defendant in 5 and 4 lawsuits, respectively, involving its products and is aware of other such claims.  During the year ended December 31, 2007 and 2006, respectively, 2 and 2 claims were filed against the Company, 1 and 2 claims were dismissed, and 0 and 2 claims were settled.   The average cost per settled claim was $47,000 in 2006.

During the years ended December 31, 2007 and 2006, the Company incurred product liability expense of $1.7 million and $2.5 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

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

The Company has reported all cases instituted against it through September 30, 2007 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

Balance Sheet Rollforward for Product Liability Reserve
(Dollars in thousands)

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (b)	Legal Fees (c)	Settlements (d)	Insurance Premiums	Admin. Expense	Balance End of Year (a)

2005	$3,132	$2,514	$(2,935)	(515)	N/A	N/A	$2,196

2006	2,196	688	(1,000)	(143)	N/A	N/A	1,741

2007	1,741	639	(447)	-	N/A	N/A	1,933

Income Statement Detail for Product Liability Expense
(Dollars in thousands)

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Admin. Expense (f)	Total Product Liability Expense

2005	$2,514	$1,338	$1,041	$4,893

2006	688	1,141	691	2,520

2007	639	748	299	1,686

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

The valuation of the future defined benefit pension obligations at December 31, 2007 and 2006 indicated that these plans were underfunded by $4.8 million and $7.6 million, respectively, and resulted in a cumulative other comprehensive loss of $13.4 million and $12.4 million on the Company’s balance sheet at December 31, 2007 and 2006, respectively.

The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses recognized and incurred during the reporting period then ended.  The Company bases estimates on prior experience, facts and circumstances, and other assumptions, including those reviewed with actuarial consultants and independent counsel, when applicable, that are believed to be reasonable.  However, actual results may differ from these estimates.

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

Projected Year Of Consumption	Required Reserve %

2007	2%
2008	10%
2009	35%
2010 and thereafter	90%

Recent Accounting Pronouncements

In September 2006, FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 are effective for the fiscal year beginning January 1, 2008.  The FASB has deferred the implementation of FAS 157 by one year for certain non-financial assets and liabilities such as this will be effective for the fiscal year beginning January 1, 2009.  The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”).  FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R is effective for the fiscal year beginning January 1, 2009, and will be adopted by the Company in the first quarter of 2009.  The adoption of FAS 141R is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sturm, Ruger & Company, Inc.

We have audited Sturm, Ruger & Company, Inc.'s internal control over financial reporting as of December 31, 2007, based oncriteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Sturm, Ruger & Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board
(United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sturm, Ruger & Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based oncriteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 22, 2008 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
February22, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sturm, Ruger & Company, Inc.

We have audited the balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of Sturm, Ruger & Company, Inc. listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sturm, Ruger & Company, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sturm, Ruger & Company, Inc.’s internal control over financial reporting as of December 31, 2007, based oncriteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)and our report dated February 22, 2008 expressed an unqualified opinion on the effectiveness of Sturm, Ruger & Company, Inc.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
February 22, 2008

Balance Sheets
(Dollars in thousands, except per share data)

December 31,	2007	2006

Assets
Current Assets
Cash and cash equivalents	$5,106	$7,316
Short-term investments	30,504	22,026
Trade receivables, net	15,636	18,007
Gross inventories:	64,330	87,477
Less LIFO reserve	(46,890)	(57,555)
Less excess and obsolescence reserve	(4,143)	(5,516)
Net inventories	13,297	24,406

Deferred income taxes	5,878	8,347
Prepaid expenses and other current assets	3,091	1,683
Total Current Assets	73,512	81,785

Property, Plant, and Equipment	126,496	128,042
Less allowances for depreciation	(104,418)	(105,081)
Net property, plant and equipment	22,078	22,961

Deferred income taxes	3,626	3,630
Other assets	2,666	8,690
Total Assets	$101,882	$117,066

See accompanying notes to financial statements.

December 31,	2007	2006

Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable and accrued expenses	$8,102	$6,342
Product liability	1,208	904
Employee compensation and benefits	4,860	6,416
Workers’ compensation	5,667	6,547
Income taxes payable	411	1,054
Total Current Liabilities	20,248	21,263

Accrued pension liability	4,840	7,640
Product liability	725	837

Contingent liabilities (Note 6)	-	-

Stockholders’ Equity
Common stock, non-voting, par value $1: Authorized shares – 50,000; none issued
Common stock, par value $1: Authorized shares – 40,000,000 2007-22,787,812 issued, 20,571,817 outstanding 2006-22,638,700 issued and outstanding	22,788	22,639
Additional paid-in capital	1,836	2,615
Retained earnings	84,834	74,505
Less: Treasury stock – 2,215,995 shares, at cost	(20,000)	-
Accumulated other comprehensive loss	(13,389)	(12,433)
Total Stockholders’ Equity	76,069	87,326
Total Liabilities and Stockholders’ Equity	$101,882	$117,066

See accompanying notes to financial statements.

Statements of Income
(In thousands, except per share data)

Year ended December 31,	2007	2006	2005

Net firearms sales	$144,222	$139,110	$132,805
Net castings sales	12,263	28,510	21,917
Total net sales	156,485	167,620	154,722

Cost of products sold	117,186	139,610	124,826

Gross profit	39,299	28,010	29,896

Expenses:
Selling	15,092	15,810	17,271
General and administrative	13,678	12,110	10,788
Pension plan curtailment charge	1,143	-	-
Other operating expenses (income), net	271	(832)	483
Total expenses	30,184	27,088	28,542

Operating income	9,115	922	1,354

Other income:
Gain on sale of real estate	5,168	-	-
Interest income	2,368	1,062	786
Other income (expense), net	8	(141)	(698)
Total other income, net	7,544	921	88

Income before income taxes	16,659	1,843	1,442

Income taxes	6,330	739	578

Net income	$10,329	$1,104	$864

Basic and Diluted Earnings Per Share	$0.46	$0.04	$0.03

Cash Dividends Per Share	$0.00	$0.00	$0.30

See accompanying notes to financial statements.

Statements of Stockholders’ Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2004	$26,911	$2,508	$101,543	-	$(10,275)	$120,687
Net income			864			864
Additional minimum pension liability, net of deferred taxes of $1,267					(1,900)	(1,900)
Comprehensive income						(1,036)
Cash dividends			(8,073)			(8,073)
Balance at December 31, 2005	26,911	2,508	94,334	-	(12,175)	111,578
Net income			1,104			1,104
Pension liability, net of deferred taxes of $172					(258)	(258)
Stock-based compensation, net of tax		107				107
Comprehensive income						953
Repurchase of 4,272,000 Shares of common stock	(4,272)		(20,933)			(25,205)
Balance at December 31, 2006	22,639	2,615	74,505	-	(12,433)	87,326
Net income			10,329			10,329
Pension liability, net of deferred taxes of $637					(956)	(956)
Stock-based compensation, net of tax	30	1,017				1,047
Comprehensive income						10,420
Exercise of options	119	(1,796)				(1,677)
Repurchase of 2,216,000 shares of common stock				(20,000)		(20,000)
Balance at December 31, 2007	$22,788	$1,836	$84,834	$(20,000)	$(13,389)	$76,069

See accompanying notes to financial statements.

Statements of Cash Flows
(In thousands)

Year ended December 31,	2007	2006	2005

Operating Activities
Net income	$10,329	$1,104	$864
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,372	3,852	5,440
Impairment of assets	2,264	494	483
Pension plan curtailment charge	1,143	-	-
Gain on sale of assets	(7,161)	(1,326)	-
Deferred income taxes	2,473	(2,759)	(328)
Changes in operating assets and liabilities:
Trade receivables	2,371	(2,230)	305
Inventories	11,109	24,320	1,659
Trade accounts payable and other liabilities	(1,001)	3,023	13
Product liability	192	(455)	(936)
Prepaid expenses and other assets	(6,128)	4,077	(2,422)
Income taxes	(643)	119	167
Cash provided by operating activities	19,320	30,219	5,245

Investing Activities
Property, plant, and equipment additions	(4,468)	(3,906)	(4,460)
Purchases of short-term investments	(51,328)	(114,585)	(125,245)
Proceeds from sales or maturities of short-term investments	42,850	114,485	131,749
Net proceeds from sale of assets	12,542	2,251	-
Cash (used for) provided by investing activities	(404)	(1,755)	2,044

Financing Activities
Cashless exercise of stock options	(1,126)	-	-
Repurchase of common stock	(20,000)	(25,205)	-
Dividends paid	-	-	(8,073)
Cash used for financing activities	(21,126)	(25,205)	(8,073)

Increase (Decrease) in cash and cash equivalents	(2,210)	3,259	(784)
Cash and cash equivalents at beginning of year	7,316	4,057	4,841
Cash and Cash Equivalents at End of Year	$5,106	$7,316	$4,057

See accompanying notes to financial statements.

Notes to Financial Statements

1.  Significant Accounting Policies

Organization
Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 92% of the Company’s total sales for the year ended December 31, 2007 were from the firearms segment.  Export sales represent less than 6% of firearms sales.  The Company’s design and manufacturing operations are located in the United States and substantially all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment.  Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, represented 8% of the Company’s total sales for the year ended December 31, 2007.

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

Short-term Investments
Short-term investments are recorded at cost plus accrued interest, which approximates market, and consist of a fund that invests principally in United States Treasury instruments, maturing within one year.  The income from short-term investments is included in other income – net.

Accounts Receivable
Accounts receivable balances for significant customers follow:

As of December 31, (in thousands)	2007	2006

Customer 1	$2,931	$727
Customer 2	$2,513	$1,318
Customer 3	$1,625	$1,763
Customer 4	$1,593	$2,203

The allowance for doubtful accounts and discounts was $0.4 million in both 2007 and 2006.

The Company establishes an allowance for doubtful accounts based on the credit worthiness of its customers and historical experience.  Bad debt expense has been immaterial during each of the last three years.

Inventories
Inventories are stated at the lower of cost, principally determined by the last-in, first-out (LIFO) method, or market.  If inventories had been valued using the first-in, first-out method, inventory values would have been higher by approximately $46.9 million and $57.6 million at December 31, 2007 and 2006, respectively.  During 2007 and 2006, inventory quantities were reduced.  This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases, the effect of which decreased costs of products sold by approximately $12.1 million and $7.1 million in 2007 and 2006, respectively.  There was no LIFO liquidation in 2005.

Inventories consist of the following:

As of December 31, (in thousands)	2007	2006

Finished products	$1,859	$3,906
Materials and products in process	11,438	20,500
Net inventories	$13,297	$24,406

Property, Plant, and Equipment
Property, plant, and equipment are stated on the basis of cost.  Depreciation is computed using the straight-line and declining balance methods predominately over 15, 10, and 3 years for buildings, machinery and equipment, and tools and dies, respectively.

Property, plant and equipment consist of the following at cost:

As of December 31, (in thousands)	2007	2006

Land and improvements	$1,194	$1,652
Buildings and improvements	23,953	23,795
Machinery and equipment	83,173	86,155
Dies and tools	18,176	16,440
	$126,496	$128,042

Long-lived Assets
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

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2007, 2006, and 2005, were $2.6 million, $2.3 million, and $2.0 million, respectively.

Shipping Costs
Costs incurred related to the shipment of products are included in selling expense.  Such costs totaled $2.3 million, $1.9 million, and $1.9 million in 2007, 2006, and 2005, respectively.

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

Under the modified prospective approach, the provisions of SFAS 123(R) apply to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

Earnings Per Share
Basic earnings per share is based upon the weighted-average number of shares of Common Stock outstanding during the year, which was 22,441,700 in 2007, 25,775,400 in 2006 and 26,910,700 in 2005.  Diluted earnings per share reflect the impact of options outstanding using the treasury stock method.  This results in diluted weighted-average shares outstanding of 22,757,500 in 2007, 25,787,600 in 2006, and 26,910,700 in 2005.

Reclassifications
Certain prior year balances may have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

In September 2006, FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 are effective for the fiscal year beginning January 1, 2008.  The FASB has deferred the implementation of FAS 157 by one year for certain non-financial assets and liabilities such as this will be effective for the fiscal year beginning January 1, 2009.  The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”).  FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R is effective for the fiscal year beginning January 1, 2009, and will be adopted by the Company in the first quarter of 2009.  The adoption of FAS 141R is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2. Income Taxes

The Federal and state income tax provision consisted of the following (in thousands):

Year ended December 31,	2007		2006		2005
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$3,782	$1,516	$2,587	$(1,925)	$690	$(260)
State	687	345	739	(662)	204	(56)
	$4,469	$1,861	$3,326	$(2,587)	$894	$(316)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

December 31,	2007	2006
Deferred tax assets:
Product liability	$734	$698
Employee compensation and benefits	3,376	4,081
Allowances for doubtful accounts and discounts	143	458
Inventories	1,675	2,674
Additional minimum pension liability	8,205	8,289
Asset impairment charges	1,605	1,495
Other	425	972
Total deferred tax assets	16,163	18,667
Deferred tax liabilities:
Depreciation	796	1,030
Pension plans	5,665	5,428
Other	198	232
Total deferred tax liabilities	6,659	6,690
Net deferred tax assets	$9,504	$11,977

In accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pension Plan Costs,” changes in deferred tax assets relating to the additional minimum pension liability are not charged to expense and are therefore not included in the deferred tax provision; instead they are charged to other comprehensive income.

The effective income tax rate varied from the statutory Federal income tax rate as follows:

Year ended December 31,	2007	2006	2005
Statutory Federal income tax rate	35.0%	34.0%	34.0%
State income taxes, net of Federal tax benefit	4.3	4.2	7.5
Domestic production activities deduction	(1.7)	0.2	-
Other items	0.4	1.7	(1.4)
Effective income tax rate	38.0%	40.1%	40.1%

The Company made income tax payments of approximately $4.9 million, $0.2 million, and $3.1 million, during 2007, 2006, and 2005, respectively.  The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions.  The Company does not believe it has included any “uncertain tax positions” in its Federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable.  The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position.  However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.4 to $0.7 million exist.  The Company had previously recorded $0.4 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties.  This amount is included in income taxes payable at December 31, 2007.  In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of its provision for taxes.

3. Pension Plans

The Company sponsors two defined benefit pension plans that cover substantially all employees.  A third defined benefit pension plan is non-qualified and covers certain executive officers of the Company.

The cost of these defined benefit plans and the balances of plan assets and obligations are as follows (in thousands):

Change in Benefit Obligation	2007	2006
Benefit obligation at January 1	$64,167	$64,481
Service cost	1,590	1,670
Interest cost	3,672	3,444
Actuarial loss (gain)	4,090	(3,051)
Benefits paid	(2,609)	(2,377)
Curtailments	(2,236)	-
Benefit obligation at December 31	68,674	64,167

Change in Plan Assets
Fair value of plan assets at January 1	56,527	53,206
Actual return on plan assets	3,057	3,463
Employer contributions	6,859	2,236
Benefits paid	(2,609)	(2,378)
Fair value of plan assets at December 31	63,834	56,527

Funded Status
Funded status	(4,840)	(7,640)
Unrecognized net actuarial loss	21,575	19,398
Unrecognized prior service cost	20	1,324
Unrecognized transition obligation (asset)	-	-
Net amount recognized	$16,755	$13,082

Weighted Average Assumptions for the years ended December 31,	2007	2006
Discount rate	5.75%	5.50%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increases	5.00%	5.00%

Components of Net Periodic Pension Cost
Service cost	$1,590	$1,670
Interest cost	3,672	3,444
Expected return on assets	(4,488)	(4,235)
Recognized gains	1,108	1,243
Prior service cost recognized	161	161
Net periodic pension cost	$2,043	$2,283
Pension plan curtailment	1,143	-
Total net periodic pension cost	$3,186	$2,283

Amounts Recognized on the Balance Sheet	2007	2006
Accrued benefit liability	$(4,839)	$(7,640)
Accumulated other comprehensive income, net of tax	13,389	12,433
Deferred tax asset	8,205	8,289
	$16,755	$13,082

Weighted Average Assumptions as of December 31,	2007	2006
Discount rate	5.75%	5.75%
Rate of compensation increases	5.00%	5.00%

Information for Pension Plans with an Accumulated Benefit Obligation in excess of plan assets	2007	2006
Projected benefit obligation	$68,674	$64,167
Accumulated benefit obligation	$68,708	$62,284
Fair value of plan assets	$63,834	$56,527

Pension Weighted Average Asset Allocations as of December 31,	2007	2006
Debt securities	40%	70%
Equity securities	53%	27%
Real estate	4%	-
Money market funds	3%	3%
	100%	100%

The estimated future benefit payments for the defined benefit plans, which reflect future service as appropriate, for each of the next five years and the total amount for years six through ten, are as follows: 2008-$2.8 million, 2009-$3.0 million, 2010-$3.1 million, 2011-$3.3 million, 2012-$3.5 million, and for the five year period ending 2017-$21.5 million.

The accumulated benefit obligation for all the defined benefit pension plans was $68.7 million and $62.3 million as of December 31, 2007 and 2006, respectively.

The measurement dates of the assets and liabilities of all plans presented for 2007 and 2006 were December 31, 2007 and December 31, 2006, respectively.

The current investment objective is to produce income and long-term appreciation through a target asset allocation of 35% debt securities and other fixed income investments including cash and short-term instruments, and 65% equity investments, to provide for the current and future benefit payments of the plans.  The previous investment objective had a target allocation of 65% debt securities and other fixed income investments including cash and short-term instruments, and 35% equity investments.  The asset allocation is being converted to the current target asset allocation over an 18-month period.  The pension plans are not invested in the common stock of the Company.

The Company determines the expected return on plan assets based on the target asset allocations.  In addition, the historical returns of the plan assets are also considered in arriving at the expected rate of return.

In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and its predecessor, SFAS No. 87, “Employers’ Accounting for Pension Costs”, the Company recorded an additional minimum pension liability, net of tax, which decreased comprehensive income by $0.5 million, $0.3 million, and $1.9 million, in 2007, 2006, and 2005, respectively.

In prior years, the Company also sponsored two defined contribution plans which covered substantially all of its hourly and salaried employees and a non-qualified defined contribution plan which covers certain of its salaried employees.  Expenses related to the defined contribution plans were $1.1 million and $1.5 million in 2006, and 2005, respectively.

Effective January 1, 2007, all qualified and non-qualified defined contribution plans were merged into a single 401(k) plan. Under the terms of the 401(k) plan, the Company matched a certain portion of employee contributions effective January 1, 2007.  Expenses related to the 401(k) plan were $0.8 million in 2007.

In 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees will no longer accrue benefits under these plans effective December 31, 2007. This action “freezes” the benefits for all employees and prevents future hires from joining the plans, effective December 31, 2007.  Starting in 2008, the Company will provide supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

These amendments resulted in a $1.1 million pension curtailment charge that was recognized in 2007.

In 2008 and future years, the Company will likely be required to make cash contributions to the two defined benefit pension plans according to the new rules of the Pension Protection Act of 2006.  The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants.  The total amount of these future cash contributions will be dependent on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities. The 2008 cash contribution for the defined benefit plans is not expected to exceed $1 million.

In future years, the total annual cash outlays for retirement benefits, which would include the continuing funding of the two defined benefit pension plans and the new supplemental discretionary 401(k) contributions, are expected to be comparable to the current retirement funding levels.

In February 2008, the Company made lump sum benefit payments to two participants in its only non-qualified defined benefit plan, the Supplemental Executive Retirement Plan (SERP).  These payments, which totaled $2.1 million, represented the actuarial present value of the participants’ accrued benefit as of the date of payment.  Only one, retired participant remains in this plan.

FAS No. 158 requires an employer to measure the funded status of a plan as of its year-end date and was first effective for fiscal 2006 for the Company. Upon adoption of this standardin 2006, the Company recorded a charge of $1.6 million, net of tax, to other comprehensive income and a $2.6 million credit to accrued pension liability.

4.  Line of Credit

In December 2007, the Company secured a $25 million credit facility with a bank which terminates on December 13, 2008.  Borrowings under this facility bear interest at LIBOR plus 100 basis points.  At December 31, 2007, the Company was in compliance with the terms and covenants of the credit agreement.  The unused fee is 25 basis points per year on the unused portion of the credit facility.  This credit facility remains unused at December 31, 2007.

5.  Stock Incentive and Bonus Plans

In 1998, the Company adopted, and in May 1999 the shareholders approved, the 1998 Stock Incentive Plan (the “1998 Plan”) under which employees were granted options to purchase shares of the Company’s Common Stock and stock appreciation rights.  The Company reserved 2,000,000 shares for issuance under the 1998 Plan.  These options have an exercise price equal to the fair market value of the shares of the Company at the date of grant, become vested ratably over five years, and expire ten years from the date of grant.  In April 2007, all reserved shares for which a stock option had not been granted under the 1998 Plan were deregistered.  No further stock options or stock will be granted under the 1998 Plan.

On December 18, 2000, the Company adopted, and in May 2001 the shareholders approved, the 2001 Stock Option Plan for Non-Employee Directors (the “2001 Plan”) under which non-employee directors were granted options to purchase shares of the Company’s authorized but unissued stock.  The Company reserved 200,000 shares for issuance under the 2001 Plan.  Options granted under the 2001 Plan have an exercise price equal to the fair market value of the shares of the Company at the date of grant and expire ten years from the date of grant.  Twenty-five percent of the options vest immediately upon grant and the remaining options vest ratably over three years.  In April 2007, all reserved shares for which a stock option had not been granted under the 2001 Plan were deregistered.  No further stock options or stock will be granted under the 2001 Plan.

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (2007 SIP) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives.  Vesting requirements will be determined by the Compensation Committee or the Board of Directors.  The Company has reserved 2,550,000 shares for issuance under the 2007 SIP.

In 2007, a total of 10,920 deferred stock awards were issued to non-employee directors, which will vest in April 2008.  Compensation expense related to these awards are amortized ratably over the vesting period.  The total compensation expense related to these awards is $0.1 million.  The impact on 2008 results will be immaterial.

In 2007, a total of 29,500 shares of stock were awarded to employees.  All compensation expense related to these awards, which totaled $0.4 million, was recognized in 2007.

The following table summarizes the stock option activity of the Plans:

	Shares	Weighted Avg Exercise Price	Weighted Avg Grant Date Fair Value	Weighted Avg Remaining Contractual Life (Years)
Outstanding at December 31, 2004	1,095,000	11.55	1.86	4.3
Granted	40,000	10.88	2.24	9.5
Exercised	-	-	-	-
Canceled	(115,000)	11.74	1.83	3.2
Outstanding at December 31, 2005	1,020,000	11.50	1.89	3.3
Granted	660,000	8.51	3.51	9.7
Exercised	-	-	-	-
Canceled	(355,000)	11.90	2.00	2.3
Outstanding at December 31, 2006	1,325,000	9.46	2.66	5.4
Granted	311,250	13.06	5.67	9.3
Exercised	(495,000)	11.77	1.92	1.2
Canceled	(50,000)	9.59	1.24	3.5
Outstanding at December 31, 2007	1,091,250	9.44	3.91	8.4
Exercisable Options Outstanding at December 31, 2007	265,000	8.55	2.59	6.5
Non-Vested Options Outstanding at December 31, 2007	826,250	9.72	4.33	9.0

At December 31, 2007, an aggregate of 2,238,750 shares remain available for grant under the Plans.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions:

	2007	2006	2005
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	33.9%	44.3%	44.3%
Risk free rate of return	4.0%	4.0%	4.0%
Expected lives	7.5 years	5 years	5 years

The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the years ended December 31, 2007 and 2006 are $0.8 million and $0.5 million and $0.2 million and $0.1 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25 for stock option grants. Basic and diluted earnings per share were unchanged.  If the Company would have adopted Statement 123(R) for the year ended December 31, 2005, the impact on the Company’s income before income taxes and net income for that year would have been insignificant.

At December 31, 2007, there was $1.9 million of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 2.3 years.

At December 31, 2007 the aggregate intrinsic value of all options, including exercisable options, was$4.3 million.

6.  Contingent Liabilities

As of December 31, 2007, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims.  These lawsuits and claims fall into two categories:

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

Of the lawsuits brought by municipalities, counties or a state Attorney General, twenty have been concluded:  Atlanta– dismissal by intermediate Appellate Court, no further appeal; Bridgeport– dismissal affirmed by Connecticut Supreme Court; County of Camden– dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami– dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans– dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia– U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington– dismissed by trial court, no appeal; Boston– voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati– voluntarily withdrawn after a unanimous vote of the city council; Detroit– dismissed by Michigan Court of Appeals, no appeal; Wayne County– dismissed by Michigan Court of Appeals, no appeal; New York State– Court of Appeals denied plaintiff’s petition for leave to appeal the Intermediate Appellate Court’s dismissal, no further appeal; Newark– Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden– dismissed on July 7, 2003, not reopened; Jersey City– voluntarily dismissed and not re-filed; St. Louis– Missouri Supreme Court denied plaintiffs’ motion to appeal Missouri Appellate Court’s affirmation of dismissal; Chicago– Illinois Supreme Court affirmed trial court’s dismissal; and Los Angeles City, Los Angeles County, San Francisco– Appellate Court affirmed summary judgment in favor of defendants, no further appeal; and Cleveland– dismissed on January 24, 2006 for lack of prosecution.

The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as “machine guns” under the city’s “strict liability” law.  On April 21, 2005, the D.C. Court of Appeals, in an en banc hearing, unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing “strict liability” for manufacturers of “machine guns.”  Based on present information, none of the Company’s products has been identified with any of the criminal assaults which form the basis of the individual claims.  The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case was remanded to the trial court for further proceedings.  The defendants subsequently moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act, which motion was granted on May 22, 2006.  The individual plaintiffs and the District of Columbia, which has subrogation claims in regard to the individual plaintiffs, appealed.  On January 10, 2008, the District of Columbia Court of Appeals unanimously upheld the dismissal.  Plaintiffs have until February 25, 2008, to move for rehearing en banc.

The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003.  Gary is scheduled to begin trial in 2009.   The defendants filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act (“PLCAA”).  The state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007.  On October 29, 2007, the Indiana Appellate Court affirmed, holding that the PLCAA does not apply to the City’s claims.  A petition for rehearing was filed in the Appellate Court and denied on January 9, 2008.  A Petition to Transfer the appeal to the Supreme Court of Indiana was filed on February 7, 2008.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made.  However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $5 million and $0 at December 31, 2007 and 2006, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2007 and 2006, the Company was a defendant in 5 and 4 lawsuits, respectively, involving its products and is aware of other such claims.  During the year ended December 31, 2007 and 2006, respectively, 2 and 2 claims were filed against the Company, 1 and 2 claims were dismissed, and 0 and 2 claims were settled.   The average cost per settled claim was $47,000 in 2006.

During the years ended December 31, 2007 and 2006, the Company incurred product liability expense of $1.7 million and $2.5 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

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

The Company has reported all cases instituted against it through September 30, 2007 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports, to which reference is hereby made.

Balance Sheet Rollforward for Product Liability Reserve
(Dollars in thousands)

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (b)	Legal Fees (c)	Settlements (d)	Insurance Premiums	Admin. Expense	Balance End of Year (a)

2005	$3,132	$2,514	$(2,935)	(515)	N/A	N/A	$2,196

2006	2,196	688	(1,000)	(143)	N/A	N/A	1,741

2007	1,741	639	(447)	-	N/A	N/A	1,933

Income Statement Detail for Product Liability Expense
(Dollars in thousands)

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Admin. Expense (f)	Total Product Liability Expense

2005	$2,514	$1,338	$1,041	$4,893

2006	688	1,141	691	2,520

2007	639	748	299	1,686

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

7. Asset Impairment Charges

In 2007, 2006 and 2005 the Company recognized asset impairment charges of $2.3 million, $0.5 million and $0.5 million, respectively, related to certain assets in the corporate and investment castings segments.  The Company was required to reduce the carrying value of these assets to fair value and recognized asset impairment charges because the carrying value of the affected assets exceeded their projected future undiscounted cash flows.

8. Stock Repurchase

On January 26, 2007, the Company announced that its Board of Directors authorized a stock repurchase program.  During the fourth quarter of 2007, the Company repurchased 2,216,000 shares of its common stock, representing 9.7% of the outstanding shares, on the open market at an average price of $8.99 per share. On September 26, 2006, the Company repurchased 4,272,000 shares of its common stock, representing 15.9% of the outstanding shares, from entities controlled by members of the Ruger family at a price of $5.90 per share. These purchases were made with cash held by the Company and no debt was incurred.

9. Related Party Transactions

In February 2008, the Company made a lump sum pension benefit payment to William B. Ruger, Jr., the former Chairman and Chief Executive Officer of the Company.  This payment totaled $1.1 million which represented the actuarially determined present value of Mr. Ruger’s accrued benefit as of the date of payment.

In March 2007 the Company sold 42 parcels of non-manufacturing real property held for investment for $7.3 million to William B. Ruger, the Company’s former Chief Executive Officer and Chairman of the Board.  The sales price was based upon an independent appraisal.  The sale included substantially all of the Company’s raw land non-manufacturing real property assets in New Hampshire. The Company recognized a gain of $5.2 million on the sale.  Also in March 2007, the Company sold several pieces of artwork to members of the Ruger family for $0.1 million and recognized insignificant gains from these sales.

In 2006 and 2005, the Company paid Newport Mills, $9,800 and $205,500, respectively, for storage rental and office space.  The sole proprietor of Newport Mills is William B. Ruger, Jr. who was Chairman and Chief Executive Officer of the Company at the time.  As of December 31, 2006, the Company no longer occupied this storage and office space.  On December 16, 2005, the Company sold two automobiles to Mr. Ruger, Jr. for $15,000.

10. Operating Segment Information

The Company has two reportable operating segments:  firearms and investment castings.  The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of licensed independent wholesale distributors primarily located in the United States.  The investment castings segment manufactures and sells steel investment castings.

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

The Company’s assets are located entirely in the United States and domestic sales represent at least 95% of total sales in 2007, 2006, and 2005.

Revenues from significant customers in 2007, 2006, and 2005 were as follows:

Year ended December 31, (in thousands)	2007	2006	2005

Customer 1	$18,500	$18,600	$12,700
Customer 2	16,900	18,100	21,600
Customer 3	17,200	17,400	16,500
Customer 4	13,700	12,300	13,800
Customer 5	10,000	10,500	15,900

Year ended December 31, (in thousands)	2007	2006	2005
Net Sales
Firearms	$144,222	$139,110	$132,805
Castings
Unaffiliated	12,263	28,510	21,917
Intersegment	9,165	11,818	18,045
	21,428	40,328	39,962
Eliminations	(9,165)	(11,818)	(18,045)
	$156,485	$167,620	$154,722
Income (Loss) Before Income Taxes
Firearms	$11,400	$1,387	$2,524
Castings	(2,806)	(1,178)	(1,711)
Corporate	8,065	1,634	629
	$16,659	$1,843	$1,442
Identifiable Assets
Firearms	$47,870	$53,525	$73,035
Castings	6,165	17,154	17,751
Corporate	47,847	46,387	48,853
	101,882	$117,066	$139,639
Depreciation
Firearms	$3,563	$2,475	$3,759
Castings	809	1,377	1,681
	$4,372	$3,852	$5,440
Capital Expenditures
Firearms	$3,950	$3,486	$3,116
Castings	518	420	1,344
	$4,468	$3,906	$4,460

12.  Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2007 (in thousands, except per share data):

	Three Months Ended
	3/31/07	6/30/07	9/30/07	12/31/07
Net Sales	$48,456	$42,107	$31,863	$34,058
Gross profit	15,563	13,128	5,595	5,012
Net income (loss)	8,060	5,131	(617)	(2,245)
Basic earnings (loss) per share	0.36	0.23	(0.03)	(0.10)
Diluted earnings (loss) per share	0.36	0.22	(0.03)	(0.10)

	Three Months Ended
	3/31/06	6/30/06	9/30/06	12/31/06
Net Sales	$47,427	$35,276	$41,612	$43,305
Gross profit	10,023	8,385	6,199	3,403
Net income (loss)	1,419	1,448	957	(2,720)
Basic and diluted earnings (loss) per share	0.05	0.06	0.04	(0.11)

In the fourth quarter of 2007, the Company recorded an asset impairment charge of $1.8 million related to the Dorr Building, a non-manufacturing property in New Hampshire that has been for sale for an extended period of time without any meaningful market interest.

In the fourth quarter of 2006, a $2.5 million non-cash inventory valuation adjustment, net of the LIFO impact, was recorded to recognize inefficiencies in labor and overhead during a period of rapid inventory reduction. This over-absorption of labor and overhead was quantified by a physical inventory taken in the fourth quarter.

Due to the timing of the physical inventory, the Company was unable to quantify the impact of this delayed recognition of labor and overhead inefficiencies, if any, on the financial results of prior quarters.  As a consequence, raw material and work in process physical inventories are being performed at the end of each quarter until a permanent corrective action is established and determined to be adequate, making these physical inventories unnecessary. These physical inventories were taken each quarter in 2007 and are expected to continue in 2008.

13.  Other Operating Expenses (Income), net

Other net operating expenses (income) consist of the following:

Year ended December 31,	2007	2006	2005

Gain on sale of operating assets (a)	$(472)	$(929)	-
Impairment of operating assets (b)	489	494	483
Gain on sale of real estate (c)	(1,521)	(397)	-
Impairment of real estate held for sale (d)	1,775	-	-

Total other operating expenses (income), net	$271	$(832)	483

(a)  The gain on sale of operating assets was generated primarily from the sale of used machinery and equipment.  Most of the used machinery and equipment sold in 2007 and 2006 was related to titanium investment casting.

(b)  In 2007, the Company recognized an impairment charge of $0.5 million related to machinery and equipment previously in the Company’s Arizona investment casting operations.  In 2006, the Company recognized an impairment charge of $0.5 million related to building improvements at the Dorr Building.  The Company had planned to establish a titanium investment castings foundry at Dorr, but that plan was aborted in 2006.

(c)  On April 16, 2007, the Company sold a non-manufacturing facility in Arizona for $5.0 million. This facility had not been used in the Company’s operations for several years. The Company realized a gain of approximately $1.5 million from this sale. In 2006, the $0.4 million gain on sale of real estate reflects the sale of non-manufacturing real property.  The Company has three additional non-manufacturing properties listed for sale, two in Connecticut and one in New Hampshire.

(d)  In late 2007, the Company recognized an asset impairment charge of $1.8 million related to the Dorr Building, a non-manufacturing property in New Hampshire that has been for sale for an extended period of time without any meaningful market interest.

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2007.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, the Company’s controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2007. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

 Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted an unqualified certification of our Chief Executive Officer to the New York Stock Exchange on May 15, 2007.  The Company has also filed, as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act of 2002.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders scheduled to be held April 23, 2008.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to 2008 Annual Meeting of Stockholders scheduled to be held April 23, 2008.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders scheduled to be held April 23, 2008.

ITEM 12—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to 2008 Annual Meeting of Stockholders scheduled to be held April 23, 2008.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerting certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders scheduled to be held April 23, 2008.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to 2008 Annual Meeting of Stockholders scheduled to be held April 23, 2008.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits and Financial Statement Schedules

(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)	Schedules can be found on Page 84 of this Form 10-K

(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

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

Exhibit 10.9
Agreement and Release, dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435)

Exhibit 10.10
Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435)

Exhibit 10.11
Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435)

Exhibit 10.12
Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435)

Exhibit 10.13
Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435)

Exhibit 10.14
Offer Letter, dated as of September 5, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2006, SEC File No. 1-10435)

Exhibit 10.15
Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435)

Exhibit 10.16
Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Christopher John Killoy (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435)

Exhibit 10.17
Amended Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435)

Exhibit 10.18	Retention and Consultation Agreement, dated December 4, 2007, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler

Exhibit 23.1	Consent of McGladrey & Pullen, LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Exhibit 99.3	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2005, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.
Exhibit 99.4	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2007, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURM, RUGER & COMPANY, INC.
(Registrant)

Date	By:	/s/ THOMAS A. DINEEN
Thomas A. Dineen
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

February 26, 2008
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MICHAEL O. FIFER	2/26/08	/s/ STEPHEN L. SANETTI	2/26/08
Michael O. Fifer		Stephen L. Sanetti
Chief Executive Officer, Director		President, Director
(Principal Executive Officer)

/s/ JOHN M. KINGSLEY, JR.	2/26/08	/s/ JAMES E. SERVICE	2/26/08
John M. Kingsley, Jr.		James E. Service
Director		Director

/s/ JOHN A. CONSENTINO, JR.	2/26/08	/s/ C. MICHAEL JACOBI	2/26/08
John A. Cosentino, Jr.		C. Michael Jacobi
Director		Director

/s/ RONALD C. WHITAKER	2/26/08	/s/ STEPHEN T. MERKEL	2/26/08
Ronald C. Whitaker		Stephen T. Merkel
Director		Director

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

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

EXHIBIT INDEX (continued)

Page No.
Exhibit 10.9
Agreement and Release, dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435)

Exhibit 10.10
Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435)

Exhibit 10.11
Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435)

Exhibit 10.12
Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435)

Exhibit 10.13
Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435)

Exhibit 10.14
Offer Letter, dated as of September 5, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2006, SEC File No. 1-10435)

Exhibit 10.15
Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435)

Exhibit 10.16
Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Christopher John Killoy (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435)

EXHIBIT INDEX (continued)

Page No.
Exhibit 10.17
Amended Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435)

Exhibit 10.18	Retention and Consultation Agreement, dated December 4, 2007, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler

Exhibit 23.1	Consent of McGladrey & Pullen, LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Exhibit 99.3	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2005, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.4	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2007, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

YEAR ENDED DECEMBER 31, 2007

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)(2) AND 15(d)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)(2) and Item 15(d)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2007	$155			$28	(a)	$127
Year ended December 31, 2006	$351	$(81)		$115	(a)	$155
Year ended December 31, 2005	$373			$22	(a)	$351

Allowance for discounts:
Year ended December 31, 2007	$206	$998		$971	(b)	$233
Year ended December 31, 2006	$346	$2,808		$2,948	(b)	$206
Year ended December 31, 2005	$555	$3,508		$3,717	(b)	$346

Excess and obsolete inventory reserve:
Year ended December 31, 2007	$(5,516)	$755		$2,128	(c)	$(4,143)
Year ended December 31, 2006	$(3,137)	$3,217		$838	(c)	$(5,516)
Year ended December 31, 2005	$(2,698)	$461		$22	(c)	$(3,137)

(a)	Accounts written off or (subsequently recovered)
(b)	Discounts taken
(c)	Inventory written off