Form 10-Q
period 2008-03-29
STURM RUGER & CO INC
filed 2008-04-22
CIK 95029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 29, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________


                         Commission file number 1-10435


                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                   06-0633559
----------------------------------------------         -------------------------
        (State or other jurisdiction of                    (I.R.S. employer
        Incorporation or organization)                    identification no.)


      Lacey Place, Southport, Connecticut                        06890
----------------------------------------------         -------------------------
   (Address of principal executive offices)                   (Zip code)

                                 (203) 259-7843
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of the issuer's common stock as of March 29, 2008: Common Stock, $1 par value - 20,788,000.

                                      INDEX

                          STURM, RUGER & COMPANY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed balance sheets - March 29, 2008 and December 31, 2007       3

         Condensed statements of operations - First quarter of 2008 and 2007   5

         Condensed statement of stockholders' equity - First quarter of 2008   6

         Condensed statements of cash flows - First quarter of 2008 and 2007   7

         Notes to condensed financial statements - March 29, 2008              8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           27

Item 4.  Controls and Procedures                                              27

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    28

Item 1A. Risk Factors                                                         28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          28

Item 3.  Defaults Upon Senior Securities                                      28

Item 4.  Submission of Matters to a Vote of Security Holders                  28

Item 5.  Other Information                                                    29

Item 6.  Exhibits                                                             29

SIGNATURES                                                                    30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

                                            March 29, 2008     December 31, 2007
--------------------------------------------------------------------------------
                                                                    (Note)

Assets

Current Assets

   Cash and cash equivalents                     $   3,820            $   5,106
   Short-term investments                           30,420               30,504
   Trade receivables, net                           18,334               15,636

   Gross inventories                                63,788               64,330
       Less LIFO reserve                           (46,956)             (46,890)
       Less excess and obsolescence reserve         (3,569)              (4,143)
--------------------------------------------------------------------------------
       Net inventories                              13,263               13,297
--------------------------------------------------------------------------------

   Deferred income taxes                             6,317                5,878
   Prepaid expenses and other current assets         3,169                3,091
--------------------------------------------------------------------------------
                     Total current assets           75,323               73,512

   Property, plant and equipment                   121,231              126,496
       Less allowances for depreciation            (98,338)            (104,418)
--------------------------------------------------------------------------------
       Net property, plant and equipment            22,893               22,078
--------------------------------------------------------------------------------

Deferred income taxes                                3,607                3,626
Other assets                                         2,646                2,666
--------------------------------------------------------------------------------
Total Assets                                     $ 104,469            $ 101,882
================================================================================

See notes to condensed financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

                                              March 29, 2008   December 31, 2007
--------------------------------------------------------------------------------
                                                                    (Note)

Liabilities and Stockholders' Equity

Current Liabilities

  Trade accounts payable and accrued expenses      $   8,460          $   8,102
  Product liability                                    1,161              1,208
  Employee compensation and benefits                   6,764              4,860
  Workers' compensation                                5,627              5,667
  Income taxes payable                                 1,417                411
--------------------------------------------------------------------------------
                Total current liabilities             23,429             20,248

Accrued pension liability                              2,741              4,840
Product liability accrual                                673                725
Contingent liabilities - Note 8                           --                 --

Stockholders' Equity
Common Stock, non-voting, par value $1:
   Authorized shares 50,000; none issued                  --                 --
Common Stock, par value $1: Authorized shares
   40,000,000; 22,787,812 issued and
   20,571,817 outstanding                             22,788             22,788
Additional paid-in capital                             1,941              1,836
Retained earnings                                     86,286             84,834
Less: Treasury stock - 2,215,995 shares, at cost     (20,000)           (20,000)
Accumulated other comprehensive loss                 (13,389)           (13,389)
--------------------------------------------------------------------------------
Total Stockholders' Equity                            77,626             76,069
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity         $ 104,469          $ 101,882
================================================================================

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

First Quarter                                        2008                  2007
--------------------------------------------------------------------------------

Net firearms sales                               $ 40,030              $ 43,669
Net castings sales                                  2,476                 4,787
--------------------------------------------------------------------------------
Total net sales                                    42,506                48,456

Cost of products sold                              31,851                32,893
--------------------------------------------------------------------------------
Gross profit                                       10,655                15,563
--------------------------------------------------------------------------------

Expenses:

   Selling                                          4,388                 3,387
   General and administrative                       3,941                 4,312
   Other operating expenses (income), net              --                   (34)
--------------------------------------------------------------------------------
Total expenses                                      8,329                 7,665
--------------------------------------------------------------------------------

Operating income                                    2,326                 7,898
--------------------------------------------------------------------------------

Other income:

   Gain on sale of real estate                         --                 5,168
   Interest income                                    163                   448
   Other income (expense), net                       (147)                  (58)
--------------------------------------------------------------------------------
Total other income, net                                16                 5,558
--------------------------------------------------------------------------------

Income before income taxes                          2,342                13,456

Income taxes                                          890                 5,396
--------------------------------------------------------------------------------

Net income                                       $  1,452              $  8,060
================================================================================

Earnings per share

   Basic                                         $   0.07              $   0.36
                                                 ========              ========
   Diluted                                       $   0.07              $   0.36
                                                 ========              ========

Average shares outstanding

   Basic                                           20,572                22,639
                                                 ========              ========
   Diluted                                         20,606                22,848
                                                 ========              ========

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars in thousands)

                                                                                                     Accumulated
                                                   Additional                                            Other
                                   Common            Paid-in         Retained         Treasury       Comprehensive
                                    Stock            Capital         Earnings          Stock             Loss            Total
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007    $      22,788    $       1,836    $      84,834    $     (20,000)    $     (13,389)    $      76,069
    Net income                                                            1,452                                                1,452
    Stock-based compensation,
      net of tax                                           105                                                                   105
                                                                                                                       -------------
    Comprehensive income                                                                                                       1,557
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 29, 2008       $      22,788    $       1,941    $      86,286    $     (20,000)    $     (13,389)    $      77,626
====================================================================================================================================

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

First Quarter                                                               2008         2007
---------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                           $  1,452     $  8,060
   Adjustments to reconcile net income to cash provided by operating activities:

     Depreciation                                                          1,117        1,091
     Gain on sale of  assets                                                  --       (5,201)
     Deferred income taxes                                                  (420)         908
     Changes in operating assets and liabilities:
       Trade receivables                                                  (2,698)         836
       Inventories                                                            34        9,742
       Trade accounts payable and other liabilities                        2,222       (1,381)
       Product liability                                                     (99)        (151)
       Prepaid expenses and other assets                                  (2,052)         321
       Income taxes                                                        1,006        3,858
---------------------------------------------------------------------------------------------
Cash provided by operating activities                                        562       18,083
---------------------------------------------------------------------------------------------

Investing Activities

   Property, plant and equipment additions                                (1,932)        (740)
   Proceeds from the sale of assets                                           --        7,379
   Purchases of short-term investments                                    (6,666)     (26,899)
   Proceeds from maturities of short-term investments                      6,750           --
---------------------------------------------------------------------------------------------
Cash used for investing activities                                        (1,848)     (20,260)
---------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                     (1,286)      (2,177)

Cash and cash equivalents at beginning of period                           5,106        7,316
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $  3,820     $  5,139
=============================================================================================

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 2008

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

      In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the first quarter of 2008 are not indicative of the results to be expected for the full year ending December 31, 2008. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

      Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 94% of the Company's total sales for the first quarter of 2008 were firearms sales, and 6% were investment castings sales. Export sales represent less than 5% of total sales. The Company's design and manufacturing operations are located in the United States and substantially all product content is domestic. The Company's firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

      The Company manufactures investment castings made from steel alloys for internal use in its firearms and utilizes available investment casting capacity to manufacture and sell castings to outside customers.

Change in Interim Fiscal Reporting

      In 2008, the Company is now reporting its first three fiscal quarters ending on the last Saturday of March, June and September, respectively. Each of these fiscal quarters will be comprised of thirteen complete weeks. For 2008, the three quarters will end on March 29, 2008, June 28, 2008, and September 27, 2008. This change was made to provide a better comparison of the Company's reported results with those reported in prior years. The Company's fiscal year end remains December 31. The impact of this change on results of operations for the first quarter of 2008 is not significant.

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

Recent Accounting Pronouncements:

      In September 2006, FASB issued FAS No. 157, "Fair Value Measurements" (FAS
157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning January 1, 2008. The FASB has deferred the implementation of FAS 157 by one year for certain non-financial assets and liabilities such as this will be effective for the fiscal year beginning January 1, 2009. The adoption of FAS 157 did not have a material impact on the Company's financial position, results of operations and cash flows.

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R is effective for the fiscal year beginning January 1, 2009, and will be adopted by the Company in the first quarter of 2009. The adoption of FAS 141R is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

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

      During the first quarter of 2008, inventory quantities were reduced. This reduction in inventory levels is expected to continue through year-end and will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation does occur in 2008, the impact will not be material to the Company's results of operations for the period and will not have a material impact on the financial position of the Company.

      Inventories consist of the following (in thousands):

                                                       March 29,    December 31,
                                                         2008           2007
            --------------------------------------------------------------------
            Inventory at FIFO

               Finished products                         $ 6,687        $ 8,413
               Materials and work in process              57,101         55,917
            --------------------------------------------------------------------
            Gross inventory                               63,788         64,330
               Less: LIFO reserve                        (46,956)       (46,890)
               Less: excess and obsolescence reserve      (3,569)        (4,143)
            --------------------------------------------------------------------
            Net inventories                              $13,263        $13,297
            ====================================================================

      The LIFO impact on FIFO inventory increased from 74% at December 31, 2007 to 76% at March 29, 2008. The excess and obsolescence reserve decreased as a result of this increase as well as from the disposition of previously reserved inventory.

NOTE 4 - INCOME TAXES

      The Company's 2008 effective tax rate differs from the statutory tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company's 2007 effective tax rate differs from the statutory tax rate due principally to state income taxes. The effective income tax rate for the first quarter of 2008 is 38.0%. The Company's 2008 effective tax rate is lower than the 2007 effective tax rate of 40.1% principally as a result of increased benefit of Federal manufacturing income tax credits.

      The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2004. In the third quarter of 2007, the Internal Revenue Service
(IRS) completed an examination of the Company's Federal income tax return for 2005. The IRS did not propose any adjustments as a result of this examination and has accepted the Company's return as filed.

      The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007. Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any "uncertain tax positions" in its Federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.4 to $0.7 million exist. The Company has recorded $0.4 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties. This amount is included in income taxes payable at March 29, 2008. In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of its provision for taxes.

NOTE 5 - PENSION PLANS

      The Company is shifting its retirement benefit focus from defined benefit pension plans to defined contribution retirement plans, utilizing its current 401(k) plan.

      In the third quarter of 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees no longer accrue benefits under them effective December 31, 2007. This action "freezes" the benefits for all employees and prevents future hires from joining the plans, effective December 31, 2007. Starting January 1, 2008, the Company provides supplemental discretionary contributions to substantially all employees' individual 401(k) accounts.

      In late 2007, after authorizing the "freeze" amendment to its hourly and salaried defined benefit pension plans, the Company contributed an additional $5 million to these plans. The intent of this discretionary contribution was to reduce the amount of time that the Company will be required to continue to operate the frozen plans. The ongoing cost of running the plans (even if frozen) is approximately $0.2 million per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

      In 2008 and future years, the Company may be required to make cash contributions to the two defined benefit pension plans according to the new rules of the Pension Protection Act of 2006. The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants. The total amount of these future cash contributions will be dependent on the investment returns generated by the plans' assets and the then-applicable discount rates used to calculate the plans' liabilities.

      There is no minimum required cash contribution for the defined benefit plans for 2008. However, the Company expects to contribute $0.5 million to the defined benefit plans in 2008. The intent of this discretionary contribution in 2008 is to reduce the amount of time that the Company will continue to incur costs to operate the frozen plans.

      The total annual cash outlays for retirement benefits, which include the continuing funding of the two defined benefit pension plans and the new supplemental discretionary 401(k) contributions, are expected to be comparable to the previous retirement funding levels.

      In February 2008, the Company made lump sum benefit payments to two participants in its only non-qualified defined benefit plan, the Supplemental Executive Retirement Plan. These payments, which totaled $2.1 million, represented the actuarial present value of the participants' accrued benefit as of the date of payment. Only one, retired participant remains in this plan.

      The estimated cost of the defined benefit plans is summarized below (in thousands):

           First Quarter                                  2008             2007
           --------------------------------------------------------------------
           Service cost                                     --             $352

           Interest cost                                  $997              727

           Expected return on plan assets               (1,277)            (893)

           Amortization of prior service cost               --               34

           Recognized actuarial gains                      303              262
           --------------------------------------------------------------------
           Net periodic pension cost                       $23             $482
           ====================================================================

      Costs attributable to the discretionary supplemental 401(k) plan totaled $0.4 million in the first quarter of 2008. The Company plans to contribute an additional $1.1 million to the plan during the remainder of 2008.

NOTE 6 - SHARE BASED PAYMENTS

      In 1998, the Company adopted, and in May 1999 the shareholders approved, the 1998 Stock Incentive Plan (the "1998 Plan") under which employees were granted options to purchase shares of the Company's Common Stock and stock appreciation rights. The Company reserved 2,000,000 shares for issuance under the 1998 Plan. These options have an exercise price equal to the fair market value of the shares of the Company at the date of grant, become vested ratably over five years, and expire ten years from the date of grant. In April 2007, all reserved shares for which a stock option had not been granted under the 1998 Plan were deregistered. No further stock options or stock will be granted under the 1998 Plan.

      On December 18, 2000, the Company adopted, and in May 2001 the shareholders approved, the 2001 Stock Option Plan for Non-Employee Directors (the "2001 Plan") under which non-employee directors were granted options to purchase shares of the Company's authorized but unissued stock. The Company reserved 200,000 shares for issuance under the 2001 Plan. Options granted under the 2001 Plan have an exercise price equal to the fair market value of the shares of the Company at the date of grant and expire ten years from the date of grant. Twenty-five percent of the options vest immediately upon grant and the remaining options vest ratably over three years. In April 2007, all reserved shares for which a stock option had not been granted under the 2001 Plan were deregistered. No further stock options or stock will be granted under the 2001 Plan.

      In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the "2007 SIP") under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements will be determined by the Compensation Committee or the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP.

      In 2007, a total of 10,920 deferred stock awards were issued to non-employee directors, which will vest in April 2008. Compensation expense related to these awards are amortized ratably over the vesting period. The total compensation expense related to these awards is $0.1 million.

      A summary of changes in options outstanding under the Plans is summarized below:

                                                  Weighted Average    Grant Date
                                       Shares      Exercise Price     Fair Value
--------------------------------------------------------------------------------
Outstanding at December 31, 2007     1,091,250         $9.44            $3.91
Granted                                100,000         $7.97            $4.47
Exercised                                   --            --               --
Expired                                     --            --               --
--------------------------------------------------------------------------------
Outstanding March 29, 2008           1,191,250         $9.31            $3.95
--------------------------------------------------------------------------------

      The aggregate intrinsic value (mean market price at March 29, 2008 less the weighted average exercise price) of options outstanding under the Plans was approximately $0.9 million.

      The aggregate compensation expense for the options granted in the first quarter of 2008, calculated using the Black-Scholes option-pricing model, was $0.3 million. This expense, which is a non-cash item, is being amortized in the Company's statements of operations over the five year vesting period. Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.1 million and $0.1 million for the first quarter of 2008 and 2007, respectively.

      The Company has adopted a policy to pay 25% of all officers' annual incentive compensation in deferred stock which vests over three years commencing on the date of the award. As of March 29, 2008, no deferred stock has been awarded.

NOTE 7 - BASIC AND DILUTED EARNINGS PER SHARE

      Weighted average shares outstanding as of March 29, 2008 and March 31, 2007 were 20,571,800 and 22,638,700, respectively.

      Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the first quarters of 2008 and 2007 of 20,606,000 and 22,848,000, respectively.

NOTE 8 - CONTINGENT LIABILITIES

      As of March 29, 2008, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

      (i) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. Pending lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories; and

      (ii) those brought by cities or other governmental entities, and individuals against firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

      Of the lawsuits brought by municipalities, counties or a state Attorney General, twenty have been concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati - voluntarily withdrawn after a unanimous vote of the city council; Detroit - dismissed by Michigan Court of Appeals, no appeal; Wayne County - dismissed by Michigan Court of Appeals, no appeal; New York State - Court of Appeals denied plaintiff's petition for leave to appeal the Intermediate Appellate Court's dismissal, no further appeal; Newark - Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden - dismissed on July 7, 2003, not reopened; Jersey City - voluntarily dismissed and not re-filed; St. Louis - Missouri Supreme Court denied plaintiffs' motion to appeal Missouri Appellate Court's affirmation of dismissal; Chicago - Illinois Supreme Court affirmed trial court's dismissal; and Los Angeles City, Los Angeles County, San Francisco - Appellate Court affirmed summary judgment in favor of defendants, no further appeal; and Cleveland - dismissed on January 24, 2006 for lack of prosecution.

      The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On April 21, 2005, the D.C. Court of Appeals, in an en banc hearing, unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing "strict liability" for manufacturers of "machine guns." Based on present information, none of the Company's products has been identified with any of the criminal assaults which form the basis of the individual claims. The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case was remanded to the trial court for further proceedings. The defendants subsequently moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act, which motion was granted on May 22, 2006. The individual plaintiffs and the District of Columbia, which has subrogation claims in regard to the individual plaintiffs, appealed. On January 10, 2008, the District of Columbia Court of Appeals unanimously upheld the dismissal. On February 22, 2008, the District and the individual plaintiffs filed petitions for rehearing or rehearing en banc which have not yet been ruled upon.

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. The defendants filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act ("PLCAA"). The state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007. On October 29, 2007, the Indiana Appellate Court affirmed, holding that the PLCAA does not apply to the City's claims. A petition for rehearing was filed in the Appellate Court and denied on January 9, 2008. On February 8, 2008, a Petition to Transfer the appeal to the Supreme Court of Indiana was filed, which has not yet been ruled upon.

      In the previously reported New York City municipal case, the defendants moved to dismiss the suit pursuant to the Protection of Lawful Commerce in Arms Act. The trial judge found the Act to be constitutional but denied the defendants' motion to dismiss the case, stating that the Act was not applicable to the suit. The defendants were given leave to appeal and in fact have appealed the decision to the U.S. Court of Appeals for the Second Circuit. That appeal remains pending.

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

      Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the "Protection of Lawful Commerce in Arms Act" was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims, including the municipal cases described above. The Company was voluntarily dismissed with prejudice on March 23, 2007 from the previously reported Arnold case. The matter was thus concluded with no payment by the Company.

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

      The Company has reported all cases instituted against it through December 31, 2007 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports to which reference is hereby made.

NOTE 9 - RELATED PARTY TRANSACTIONS

      In February 2008, the Company made a lump sum pension benefit payment to William B. Ruger, Jr., the former Chairman and Chief Executive Officer of the Company. This payment totaled $1.1 million which represented the actuarially determined present value of Mr. Ruger's accrued benefit as of the date of payment.

      In March 2007, the Company sold 42 parcels of non-manufacturing real property held for investment for $7.3 million to William B. Ruger, Jr. The sales price was based upon an independent appraisal. The sale included substantially all of the Company's raw land non-manufacturing real property assets in New Hampshire. The Company recognized a gain of $5.2 million on the sale. Also in March 2007, the Company sold several pieces of artwork to members of the Ruger family for $0.1 million and recognized insignificant gains from these sales.

NOTE 10 - OPERATING SEGMENT INFORMATION

      The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment manufactures and sells steel investment castings. Selected operating segment financial information follows (in thousands):

            First Quarter                              2008                2007
            --------------------------------------------------------------------
            Net Sales

                 Firearms                          $ 40,030            $ 43,669
                 Castings
                      Unaffiliated                    2,476               4,787
                      Intersegment                    2,867               2,028
            --------------------------------------------------------------------
                                                      5,343               6,815
                 Eliminations                        (2,867)             (2,028)
            --------------------------------------------------------------------
                                                   $ 42,506            $ 48,456
            --------------------------------------------------------------------

            Income (Loss) Before Income Taxes

                 Firearms                          $  3,024            $ 10,375
                 Castings                              (880)             (1,088)
                 Corporate                              198               4,169
            --------------------------------------------------------------------
                                                   $  2,342            $ 13,456
            --------------------------------------------------------------------

                                             March 29, 2008   December 31, 2007
            --------------------------------------------------------------------
            Identifiable Assets

                 Firearms                          $ 51,117            $ 47,870
                 Castings                             6,262               6,165
                 Corporate                           47,090              47,847
            --------------------------------------------------------------------
                                                   $104,469            $101,882
            --------------------------------------------------------------------

NOTE 11 - LINE OF CREDIT

      In December 2007, the Company secured a $25 million credit facility with a bank which terminates on December 13, 2008. Borrowings under this facility bear interest at LIBOR plus 100 basis points. At March 29, 2008, the Company was in compliance with the terms and covenants of the credit agreement. The unused fee is 25 basis points per year on the unused portion of the credit facility. This credit facility remains unused at March 29, 2008.

NOTE 12 - SUBSEQUENT EVENT

      In April 2008, the Company announced that it determined that Ruger SR9 pistols manufactured between October 2007 and April 2008 can, under certain conditions, fire if dropped with their manual safeties in the "off" or "fire" position and a round in the chamber. The Company will retrofit all Ruger SR9 pistols with serial number prefix "330" (330-xxxxx) at no charge to the firearm owners. The estimated cost of this retrofit program of approximately $1.2 million was recorded in the first quarter of 2008. This program is expected to be in effect for several years. The Company reversed $0.7 million of sales in anticipation of distributor returns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

      Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 94% of the Company's total sales for the first quarter of 2008 were firearms sales, and 6% were investment castings sales. Export sales represent less than 5% of total sales. The Company's design and manufacturing operations are located in the United States and substantially all product content is domestic. The Company's firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

      The Company manufactures investment castings made from steel alloys for internal use in its firearms and utilizes available investment casting capacity to manufacture and sell castings to outside customers.

      Because most of the Company's competitors are not subject to public filing requirements and industry-wide data is generally not available in a timely manner, the Company is unable to compare its performance to other companies or specific current industry trends. Instead, the Company measures itself against its own historical results.

      The Company does not consider its overall firearms business to be predictably seasonal; however, sales of many models of firearms are usually lower in the third quarter of the year.

Results of Operations

Summary Unit Data

      Firearms unit data for orders, production, shipments and ending inventory for the last five quarters are as follows:

                                 2008                                   2007
                            ---------------     ----------------------------------------------------
                                  Q1                Q4          Q3            Q2            Q1
                            ---------------     ----------------------------------------------------
Units Ordered                      260,100          113,100      80,900        115,300       175,700

Units Produced                     124,000          104,900     100,800        132,000       127,200

Units Shipped                      135,700          111,900      98,600        129,600       141,700

Average Sales Price               $    296         $    283    $    297       $    306      $    308

Units on Backorder                 157,100           36,500      35,700         53,400        68,300

Units - Company Inventory

                                    24,900           38,300      45,300         43,100        40,700

Units - Distributor
    Inventory

    (Note 1)                        61,800           62,000      70,500         78,800        60,000

Note 1: Distributor ending inventory as provided by the Company's distributors.

Orders Received and Ending Backlog

      The gross value of orders received and ending backlog for the trailing five quarters are as follows (in millions except average unit value, including Federal Excise Tax):

                                     2008                                     2007
                                ----------------    ----------------------------------------------------
                                      Q1                  Q4            Q3          Q2          Q1
                                ----------------    ----------------------------------------------------
Orders Received                      $73.8              $32.8         $25.4        $39.1       $58.9

Average Unit Value of                $ 257              $ 262         $ 284        $ 307       $ 303
Orders Received

Ending Backlog                       $40.7              $17.9         $16.2        $23.3       $27.9

Average Unit Value of

Ending Backlog                       $ 234              $ 444         $ 411        $ 395       $ 370

Note: Average unit value for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

      The increase in orders received in the fourth quarter of 2007 and the first quarter of 2008 is primarily attributable to the strong demand for new product introduced in the fourth quarter of 2007 and the first quarter of 2008.

      Certain product lines have been on backorder throughout this five-quarter period, including new product introductions and low-volume products that were not in regular production throughout this period.

      The decrease in the average sales price of the units in backlog at the end of the first quarter of 2008 is due to the large quantity of new products on the backlog with lower unit sales prices.

      Orders for certain models totaling $3.7 million and that are not expected to be fulfilled in the next twelve months have been eliminated from the first quarter 2008 backlog information. These orders were included in the backlog for prior periods.

Production

      In the first quarter of 2008, the Company continued to work on the transition from large-scale batch production to lean manufacturing, with an emphasis on setting up manufacturing cells that facilitate flow production and pull systems. Many of the initial single-piece flow cells are in place for assembly and major components manufacturing. The focus now is on establishing single-piece flow cells for new products and for small parts manufacturing. In addition to continuing to set up flow cells, the next phase of the lean transition includes developing pull systems to link the assembly cells, component manufacturing cells, and parts suppliers. There is also considerable, on-going engineering work in process to re-engineer existing product designs for improved manufacturability.

      Production rates, which started to increase late in 2007, continued to improve in the first quarter of 2008. This allowed for an 18% increase in production from the fourth quarter of 2007. Also, first quarter 2008 production nearly equaled the production during the first quarter of 2007, when production benefitted from the higher levels of pre-existing work-in-process inventory which allowed the Company to produce more units than its staffing and manufacturing processes would have otherwise allowed.

      An increase in firearm unit shipments in near-term future periods is largely dependent on the Company's ability to increase unit production of those models in strong demand.

Inventories

      The Company's finished goods inventory levels have declined during the past five quarters, as shipments have approximated or exceeded the Company's manufacturing capacity. Distributor inventory has remained fairly consistent during this period, which may be indicative of relatively strong demand at the retail level.

Sales

      Consolidated net sales were $42.5 million for the first quarter of 2008. This represents a decrease of $6.0 million or 12.3% from consolidated net sales of $48.5 million in the comparable prior year period.

      Firearms net sales were $40.0 million for the first quarter of 2008. This represents a decrease of $3.7 million or 8.3% from firearm net sales of $43.7 million in the comparable prior year period.

      Firearms unit shipments decreased 4.2% for the first quarter of 2008 when compared to the first quarter of 2007 due principally to a 30% decrease in beginning finished goods inventory in 2008 compared to 2007, and production capacity constraints. A shift in product mix toward firearms with lower unit sales prices, including some new products, resulted in the greater percentage decrease in sales than unit shipments.

      Casting net sales were $2.5 million for the first quarter of 2008. This represents a decrease of $2.3 million or 48.3% from casting sales of $4.8 million in the comparable prior year period.

      The casting sales decrease in the first quarter of 2008 reflects the cessation of titanium casting operations, as previously announced by the Company in July 2006. Titanium casting sales accounted for $2.4 million or 50.0% of casting sales for the first quarter of 2007.

Cost of Products Sold and Gross Margin

      Consolidated cost of products sold was $31.9 million for the first quarter of 2008. This represents a decrease of $1.0 million or 3.2% from consolidated cost of products sold of $32.9 million in the comparable prior year period.

      Gross margin as a percent of sales was 25.1% for the first quarter of 2008. This represents a decrease from the gross margin of 32.1% in the comparable prior year period as illustrated below (in thousands):

----------------------------------------------------------------------------------------------
First Quarter                                           2008                     2007
----------------------------------------------------------------------------------------------
Net sales                                         $42,506     100.0%       $48,456     100.0%

Total cost of products sold, before LIFO and
     overhead rate adjustments to inventory,
     product liability, and product recall         30,820      72.5%        35,561      73.4%
----------------------------------------------------------------------------------------------

Performance gross margin *                         11,686      27.5%        12,895      26.6%
----------------------------------------------------------------------------------------------
LIFO expense (income)
                                                       98       0.2%        (4,423)     (9.1)%
Overhead rate adjustments to inventory               (464)     (1.1)%        1,399       2.9%
Product liability                                     189       0.5%           356       0.7%
Product recall expense                              1,208       2.8%            --        --
----------------------------------------------------------------------------------------------

Gross margin                                      $10,655      25.1%       $15,563      32.1%
----------------------------------------------------------------------------------------------

* Performance Gross Margin is a measure of gross margin before taking into account the impact of LIFO and overhead rate adjustments to inventory, and before product liability and product recall expenses.

Performance Gross Margin-- During the first quarter of 2008, performance gross margin improved slightly from the comparable prior year period. This may be attributable in part to the increased rates of production and benefits derived from the aforementioned lean transition. The increase in performance gross margin also reflects higher gross margins for some of the recently introduced new products.

LIFO-- In the first quarter of 2008, gross inventories were reduced by $0.5 million compared to decreases in gross inventories of $16.5 million in the first quarter of 2007. The 2008 inventory reduction resulted in LIFO expense and increased cost of products sold of $0.1 million compared to LIFO income and decreased cost of products sold of $4.4 million in 2007. Inventories are not expected to fluctuate materially during 2008, in contrast to what they did in 2007.

Overhead Rate Change-- In the first quarter of 2008, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was an increase of $0.5 million. This increase in inventory value resulted in a decrease to cost of products sold.

In the first quarter of 2007, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was a decrease of $1.4 million. This reduction in inventory value resulted in an increase to cost of products sold.

Product Liability--During the first quarter of 2008, the Company incurred product liability expense of $0.2 million, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. For the comparable 2007 period, product liability expenses totaled $0.4 million.

Product Recall--In April 2008, the Company announced that it determined that Ruger SR9 pistols manufactured between October 2007 and April 2008 can, under certain conditions, fire if dropped with their manual safeties in the "off" or "fire" position and a round in the chamber. The Company will retrofit all Ruger SR9 pistols with serial number prefix "330" (330-xxxxx) at no charge to the firearm owners. The estimated cost of this retrofit program of approximately $1.2 million was recorded in the first quarter of 2008. This program is expected to be in effect for several years. The Company reversed $0.7 million of sales in anticipation of distributor returns.

Gross Margin--Gross margin was $10.7 million or 25.1% of sales in the first quarter of 2008. This is a decrease of $4.9 million or 31.5% from the first quarter of 2007 gross margin of $15.6 million or 32.1% of sales.

Selling, General and Administrative

      Selling, general and administrative expenses were $8.3 million in the first quarter of 2008. This represents an increase of $0.6 million from selling, general and administrative expenses of $7.7 million in the first quarter of 2007. The increase reflects a retail co-op advertising program that was introduced on January 1, 2008 and increased promotional and advertising expenses, many of which related to new products.

      Severance expense of $0.7 million was recorded in the first quarter of 2008. This expense relates to one former executive and one current executive who will leave the Company effective May 1, 2008. In the first quarter of 2007, severance expense was $1.0 million, primarily related to a voluntary reduction in force during that quarter.

Gain on Sale of Real Estate

      In the first quarter of 2007, the Company recorded a $5.2 million gain on sale of largely undeveloped non-manufacturing real property held for investment. No real estate sales were made in the first quarter of 2008. The Company has two properties in Connecticut and one property in New Hampshire listed for sale. The timing on when these properties will sell is very uncertain due to the weak real estate markets and tight credit environment.

Interest income

      Interest income was $0.2 million in the first quarter of 2008. This represents a decrease of $0.2 million from interest income of $0.4 million in the first quarter of 2007. The decrease is attributable to decreased principal invested in 2008 compared to 2007 and lower interest rates.

Income Taxes and Net Income

      The effective income tax rates in the first quarter of 2008 and 2007 were 38.0% and 40.1%, respectively.

      As a result of the foregoing factors, consolidated net income was $1.5 million in the first quarter of 2008. This represents a decrease of $6.6 million from consolidated net income of $8.1 million in the first quarter of 2007.

Financial Condition

Operations

      At March 29, 2008, the Company had cash, cash equivalents and short-term investments of $34.2 million. The Company's pre-LIFO working capital of $98.9 million, less the LIFO reserve of $47.0 million, resulted in working capital of $51.9 million and a current ratio of 3.2 to 1.

      Cash provided by operating activities was $0.6 million and $18.1 million for the first quarter of 2008 and 2007, respectively. The decrease in cash provided in 2008 compared to 2007 is principally attributable to the significant reduction in gross inventory in 2007.

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

Investing and Financing

      Capital expenditures for the first quarter of 2008 totaled $1.9 million. For the past two years, capital expenditures averaged approximately $1.0 million per quarter. In 2008, the Company expects to spend approximately $5 million to $6 million on capital expenditures to purchase tooling for new product introductions and to upgrade and modernize manufacturing equipment, primarily at the Newport Firearms and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

      In January 2007, the Company announced that its Board of Directors authorized a stock repurchase program. During the fourth quarter of 2007, the Company repurchased 2,216,000 shares of its common stock, representing 9.7% of the then-outstanding shares, in the open market at an average price of $8.99 per share. These purchases were made with cash held by the Company and no debt was incurred.

      There were no dividends paid in the first quarter of 2008. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company's need for funds. The Company does not expect to pay dividends in the near term.

      In March 2007, the Company sold 42 parcels of non-manufacturing real property for $7.3 million to William B. Ruger, Jr., the Company's former Chief Executive Officer and Chairman of the Board. The sale included substantially all of the Company's raw land real property assets in New Hampshire. The sales price was based upon an independent appraisal, and the Company recognized a gain of $5.2 million on the sale.

      In April 2007, the Company sold a non-manufacturing facility in Arizona for $5.0 million. This facility had not been used in the Company's operations for several years. The Company realized a gain of approximately $1.5 million from this sale.

      In the third quarter of 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees no longer accrue benefits under them effective December 31, 2007. This action "freezes" the benefits for all employees and prevents future hires from joining the plans, effective December

31, 2007. Starting January 1, 2008, the Company provides supplemental discretionary contributions to substantially all employees' individual 401(k) accounts. Costs attributable to the discretionary supplemental 401(k) Plan totaled $0.4 million in the first quarter of 2008. The Company plans to contribute an additional $1.1 million to the 401(k) plan during the remainder of 2008.

      In late 2007, after authorizing the "freeze" amendment to its hourly and salaried defined benefit pension plans, the Company contributed an additional $5 million to these plans. The intent of this discretionary contribution was to reduce the amount of time that the Company will be required to continue to operate the frozen plans. The ongoing cost of running the plans (even if frozen) is approximately $0.2 million per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

      In 2008 and future years, the Company may be required to make cash contributions to the two defined benefit pension plans according to the new rules of the Pension Protection Act of 2006. The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants. The total amount of these future cash contributions will be dependent on the investment returns generated by the plans' assets and the then-applicable discount rates used to calculate the plans' liabilities.

      There is no minimum required cash contribution for the defined benefit plans for 2008. However, the Company expects to contribute $0.5 million to the defined benefit plans in 2008. The intent of this discretionary contribution in 2008 is to reduce the amount of time that the Company will continue to incur costs to operate the frozen plans.

      The total annual cash outlays for retirement benefits, which include the continuing funding of the two defined benefit pension plans and the new supplemental discretionary 401(k) contributions, are expected to be comparable to the previous retirement funding levels.

      In February 2008, the Company made lump sum benefit payments to two participants in its only non-qualified defined benefit plan, the Supplemental Executive Retirement Plan. These payments, which totaled $2.1 million, represented the actuarial present value of the participants' accrued benefit as of the date of payment. Only one, retired participant remains in this plan.

Firearms Litigation

      As of March 29, 2008, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

      (iii) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. Pending lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories; and

      (iv) those brought by cities or other governmental entities, and individuals against firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

      Of the lawsuits brought by municipalities, counties or a state Attorney General, twenty have been concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati - voluntarily withdrawn after a unanimous vote of the city council; Detroit - dismissed by Michigan Court of Appeals, no appeal; Wayne County - dismissed by Michigan Court of Appeals, no appeal; New York State - Court of Appeals denied plaintiff's petition for leave to appeal the Intermediate Appellate Court's dismissal, no further appeal; Newark - Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden - dismissed on July 7, 2003, not reopened; Jersey City - voluntarily dismissed and not re-filed; St. Louis - Missouri Supreme Court denied plaintiffs' motion to appeal Missouri Appellate Court's affirmation of dismissal; Chicago - Illinois Supreme Court affirmed trial court's dismissal; and Los Angeles City, Los Angeles County, San Francisco - Appellate Court affirmed summary judgment in favor of defendants, no further appeal; and Cleveland - dismissed on January 24, 2006 for lack of prosecution.

      The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On April 21, 2005, the D.C. Court of Appeals, in an en banc hearing, unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing "strict liability" for manufacturers of "machine guns." Based on present information, none of the Company's products has been identified with any of the criminal assaults which form the basis of the individual claims. The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case was remanded to the trial court for further proceedings. The defendants subsequently moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act, which motion was granted on May 22, 2006. The individual plaintiffs and the District of Columbia, which has subrogation claims in regard to the individual plaintiffs, appealed. On January 10, 2008, the District of Columbia Court of Appeals unanimously upheld the dismissal. On February 22, 2008, the District and the individual plaintiffs filed petitions for rehearing or rehearing en banc which have not yet been ruled upon.

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. The defendants filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act ("PLCAA"). The state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007. On October 29, 2007, the Indiana Appellate Court affirmed, holding that the PLCAA does not apply to the City's claims. A petition for rehearing was filed in the Appellate Court and denied on January 9, 2008. On February 8, 2008, a Petition to Transfer the appeal to the Supreme Court of Indiana was filed, which has not yet been ruled upon.

      In the previously reported New York City municipal case, the defendants moved to dismiss the suit pursuant to the Protection of Lawful Commerce in Arms Act. The trial judge found the Act to be constitutional but denied the defendants' motion to dismiss the case, stating that the Act was not applicable to the suit. The defendants were given leave to appeal and in fact have appealed the decision to the U.S. Court of Appeals for the Second Circuit. That appeal remains pending.

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

      Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the "Protection of Lawful Commerce in Arms Act" was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims, including the municipal cases described above. The Company was voluntarily dismissed with prejudice on March 23, 2007 from the previously reported Arnold case. The matter was thus concluded with no payment by the Company.

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

      The Company has reported all cases instituted against it through December 31, 2007 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports to which reference is hereby made.

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

      The Company self-insures a significant amount of its product liability, workers' compensation, medical, and other insurance. It also carries significant deductible amounts on various insurance policies.

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

Adjustments to Critical Accounting Policies

      The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company's 2007 Annual Report on Form 10-K filed on February 26, 2008, or the judgments affecting the application of those estimates and assumptions.

Recent Accounting Pronouncements:

      In September 2006, FASB issued FAS No. 157, "Fair Value Measurements" (FAS
157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning January 1, 2008. The FASB has deferred the implementation of FAS 157 by one year for certain non-financial assets and liabilities such as this will be effective for the fiscal year beginning January 1, 2009. The adoption of FAS 157 did not have a material impact on the Company's financial position, results of operations and cash flows.

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R is effective for the fiscal year beginning January 1, 2009, and will be adopted by the Company in the first quarter of 2009. The adoption of FAS 141R is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The Company's management, with the participation of the Company's Chief Executive Officer and Treasurer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (the "Disclosure Controls and Procedures"), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the March 29, 2008.

      Based on the evaluation, the Company's Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of March 29, 2008, such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Additionally, the Company's Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company's control over financial reporting that occurred during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

      The Company has reported all cases instituted against it through December 31, 2007, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

      No cases were formally instituted against the Company during the first quarter of 2008.

      During the first quarter of 2008, no previously reported cases were settled.

ITEM 1A. RISK FACTORS

         There have been no material changes in our risk factors from the information provided in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

                     FORM 10-Q FOR THE FIRST QUARTER OF 2008

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STURM, RUGER & COMPANY, INC.
                                        ----------------------------------------


Date:  April 21, 2008                   /s/ THOMAS A. DINEEN
                                        ----------------------------------------
                                        Thomas A. Dineen
                                        Principal Financial Officer,
                                        Vice President, Treasurer and
                                        Chief Financial Officer