Form 10-Q
period 2008-06-28
STURM RUGER & CO INC
filed 2008-07-23
CIK 95029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 28, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_______________ to _______________

                         Commission file number 1-10435

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                          06-0633559
     -------------------------------                         -------------------
     (State or other jurisdiction of                           (I.R.S. employer
     incorporation or organization)                          identification no.)

   Lacey Place, Southport, Connecticut                               06890
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip code)

                                 (203) 259-7843
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_| Smaller reporting company |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of the issuer's common stock as of June 28, 2008: Common Stock, $1 par value - 20,582,737.

                                      INDEX

                          STURM, RUGER & COMPANY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed balance sheets - June 28, 2008 and December 31, 2007                                3

         Condensed statements of operations - Second quarter and first half of 2008 and 2007           5

         Condensed statement of stockholders' equity - First half of 2008                              6

         Condensed statements of cash flows - First half of 2008 and 2007                              7

         Notes to condensed financial statements - June 28, 2008                                       8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                   29

Item 4.  Controls and Procedures

  29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            29

Item 1A. Risk Factors                                                                                 30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                  30

Item 3.  Defaults Upon Senior Securities                                                              30

Item 4.  Submission of Matters to a Vote of Security Holders                                          30

Item 5.  Other Information                                                                            30

Item 6.  Exhibits                                                                                     31

SIGNATURES                                                                                            32

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

                                                                        June 28, 2008               December 31, 2007
---------------------------------------------------------------------------------------------------------------------
                                                                                                          (Note)
Assets

Current Assets
   Cash and cash equivalents                                              $ 16,105                      $  5,106
   Short-term investments                                                   24,647                        30,504
   Trade receivables, net                                                   13,611                        15,636

    Gross inventories                                                       67,301                        64,330
           Less LIFO reserve                                               (46,006)                      (46,890)
           Less excess and obsolescence reserve                             (3,414)                       (4,143)
---------------------------------------------------------------------------------------------------------------------
           Net inventories                                                  17,881                        13,297
---------------------------------------------------------------------------------------------------------------------

   Deferred income taxes                                                     5,867                         5,878
   Prepaid expenses and other current assets                                 4,013                         3,091
---------------------------------------------------------------------------------------------------------------------
                                Total current assets                        72,124                        73,512

 Property, plant and equipment                                             123,144                       126,496
        Less allowances for depreciation                                   (99,610)                     (104,418)
---------------------------------------------------------------------------------------------------------------------
        Net property, plant and equipment                                   23,534                        22,078
---------------------------------------------------------------------------------------------------------------------

Deferred income taxes                                                        3,589                         3,626
Other assets                                                                 2,830                         2,666
---------------------------------------------------------------------------------------------------------------------
Total Assets                                                              $102,077                      $101,882
=====================================================================================================================

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

                                                                            June 28, 2008           December 31, 2007
---------------------------------------------------------------------------------------------------------------------
                                                                                                          (Note)
Liabilities and Stockholders' Equity

Current Liabilities
  Trade accounts payable and accrued expenses                               $   7,309                   $   8,102
  Product liability                                                             1,083                       1,208
  Employee compensation and benefits                                            4,439                       4,860
  Workers' compensation                                                         5,267                       5,667
  Income taxes payable                                                          1,613                         411
---------------------------------------------------------------------------------------------------------------------
                            Total current liabilities                          19,711                      20,248

Accrued pension liability                                                       2,730                       4,840
Product liability accrual                                                         627                         725
Contingent liabilities - Note 8                                                    --                          --

Stockholders' Equity
Common Stock, non-voting, par value $1:
       Authorized shares 50,000; none issued                                       --                          --
Common Stock, par value $1: Authorized shares
       40,000,000; 22,798,732 issued and
       20,582,737 outstanding                                                  22,799                      22,788
Additional paid-in capital                                                      2,231                       1,836
Retained earnings                                                              87,368                      84,834
Less: Treasury stock - 2,215,995 shares, at cost                              (20,000)                    (20,000)
Accumulated other comprehensive loss                                          (13,389)                    (13,389)
---------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                     79,009                      76,069
---------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                   $102,077                    $101,882
=====================================================================================================================

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                     Second  Quarter              First Half
                                                  ---------------------     ---------------------
                                                    2008         2007          2008        2007
                                                  ---------------------     ---------------------
Net firearms sales                                $ 36,839     $ 39,567     $ 76,869     $ 83,237
Net castings sales                                   1,825        2,540        4,301        7,327
-------------------------------------------------------------------------------------------------
Total net sales                                     38,664       42,107       81,170       90,564

Cost of products sold                               30,169       28,979       62,020       61,872
-------------------------------------------------------------------------------------------------
Gross profit                                         8,495       13,128       19,150       28,692
-------------------------------------------------------------------------------------------------

Expenses:
    Selling                                          4,098        3,557        8,486        6,894
    General and administrative                       2,968        3,523        6,909        7,835
    Other operating expenses (income), net             (54)      (1,780)         (54)      (1,917)
-------------------------------------------------------------------------------------------------
Total expenses                                       7,012        5,300       15,341       12,812
-------------------------------------------------------------------------------------------------

Operating income                                     1,483        7,828        3,809       15,880
-------------------------------------------------------------------------------------------------

 Other income:
    Gain on sale of real estate                         --           --           --        5,168
    Interest income                                    118          746          280        1,194
    Other income (expense), net                        144           (8)          (1)        (219)
-------------------------------------------------------------------------------------------------
Total other income, net                                262          738          279        6,143
-------------------------------------------------------------------------------------------------

Income before income taxes                           1,745        8,566        4,088       22,023

Income taxes                                           663        3,435        1,554        8,831
-------------------------------------------------------------------------------------------------

Net income                                        $  1,082     $  5,131     $  2,534     $ 13,192
=================================================================================================

Earnings per share
    Basic                                         $   0.05     $   0.23     $   0.12     $   0.58
                                                  ========     ========     ========     ========
    Diluted                                       $   0.05     $   0.22     $   0.12     $   0.57
                                                  ========     ========     ========     ========

Average shares outstanding
    Basic                                           20,576       22,658       20,576       22,649
                                                  ========     ========     ========     ========
    Diluted                                         20,609       23,068       20,626       22,951
                                                  ========     ========     ========     ========

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars in thousands)

                                                       Additional
                                           Common        Paid-in      Retained      Treasury        Accumulated Other
                                            Stock        Capital      Earnings       Stock         Comprehensive Loss     Total
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007              $ 22,788        $1,836      $84,834      $(20,000)            $(13,389)        $76,069
     Net income and
         comprehensive income                                           2,534                                              2,534
     Stock-based compensation,
         net of tax                             11           395                                                             406
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 28, 2008                  $ 22,799        $2,231      $87,368      $(20,000)            $(13,389)        $79,009
================================================================================================================================

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                                           Six Month Ended
                                                                                  June 28, 2008      June 30, 2007
------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                       $  2,534           $ 13,192
   Adjustments to reconcile net income to cash (used for) provided by operating activities:
     Depreciation                                                                      2,390              2,108
     Gain on sale of  assets                                                             (54)            (7,085)
     Deferred income taxes                                                                48              1,880
     Changes in operating assets and liabilities:
       Trade receivables                                                               2,025              4,548
       Inventories                                                                    (4,584)            12,836
       Trade accounts payable and accrued expenses                                    (1,614)            (1,899)
       Product liability                                                                (223)               372
       Prepaid expenses, other assets and other liabilities                           (2,790)               879
       Income taxes                                                                    1,202              3,216
------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by operating activities                                      (1,066)            30,047
------------------------------------------------------------------------------------------------------------------

Investing Activities
   Property, plant and equipment additions                                            (3,846)            (1,304)
   Proceeds from the sale of assets                                                       54             12,485
   Purchases of short-term investments                                               (15,843)           (44,096)
   Proceeds from maturities of short-term investments                                 21,700              2,000
------------------------------------------------------------------------------------------------------------------
Cash provided by (used for)  investing activities                                      2,065            (30,915)
------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in cash and cash equivalents                                         999               (868)

Cash and cash equivalents at beginning of period                                       5,106              7,316
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $  6,105           $  6,448
==================================================================================================================

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

      In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 28, 2008 are not indicative of the results to be expected for the full year ending December 31, 2008. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

      Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 95% of the Company's total sales for the three and six months ended June 28, 2008 were firearms sales, and 5% were investment castings sales. Export sales represent less than 7% of total sales. The Company's design and manufacturing operations are located in the United States and substantially all product content is domestic. The Company's firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

      The Company manufactures investment castings made from steel alloys for internal use in its firearms and utilizes available investment casting capacity to manufacture and sell castings to outside customers.

Change in Interim Fiscal Reporting:

      In 2008, the Company is now reporting its first three fiscal quarters ending on the last Saturday of March, June and September, respectively. Each of these fiscal quarters will be comprised of thirteen complete weeks. For 2008, the three quarters will end on March 29, 2008, June 28, 2008, and September 27, 2008. This change was made to provide a better comparison of the Company's reported results with those reported in prior years. The Company's fiscal year end remains December 31. The impact of this change on results of operations for the second quarter and first half of 2008 is not significant.

Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

      Certain prior period balances have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements:

      In September 2006, FASB issued FAS No. 157, "Fair Value Measurements" (FAS
157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning January 1, 2008. The FASB has deferred the implementation of FAS 157 by one year for certain non-financial assets and liabilities such as this will be effective for the fiscal year beginning January 1, 2009. The adoption of FAS 157 did not have a material impact on the Company's financial position, results of operations and cash flows, nor is is expected to have any such impact upon final implementation.

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

NOTE 3 - INVENTORIES

      Inventories are valued using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

      Inventories consist of the following (in thousands):

                                                      June 28,      December 31,
                                                        2008            2007
      --------------------------------------------------------------------------
      Inventory at FIFO
         Finished products                             $ 7,111        $ 8,413
         Materials and work in process                  60,190         55,917
      --------------------------------------------------------------------------
      Gross inventory                                   67,301         64,330
         Less: LIFO reserve                            (46,006)       (46,890)
         Less: excess and obsolescence reserve          (3,414)        (4,143)
      --------------------------------------------------------------------------
      Net inventories                                  $17,881        $13,297
      ==========================================================================

      The LIFO impact on FIFO inventory decreased from 74% at December 31, 2007 to 72% at June 28, 2008. The excess and obsolescence reserve decreased as a result of the disposition of previously reserved inventory.

      Effective April 1, 2008, the Company changed its methodology for estimating standard direct labor rates for its firearms. This change in estimation resulted in an increase to gross inventories of $1.9 million (approximately $0.5 million after the impact of the LIFO reserve) in the three and six months ended June 28, 2008, and a corresponding reduction in cost of sales.

NOTE 4 - INCOME TAXES

      The Company's 2008 effective tax rate differs from the statutory tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company's 2007 effective tax rate differs from the statutory tax rate due principally to state income taxes. The effective income tax rate for the second quarter and first half of 2008 is 38.0%. The Company's 2008 effective tax rate is lower than the 2007 effective tax rate of 40.1% principally as a result of an increased benefit related to the Jobs Creation Act of 2004. No income tax payments were made in the second quarter and first half of 2008. Income tax payments in the second quarter and first half of 2007 totaled $3.0 million and $3.7 million, respectively.

      The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005. In the third quarter of 2007, the Internal Revenue Service
(IRS) completed an examination of the Company's Federal income tax return for 2005. The IRS did not propose any adjustments as a result of this examination and has accepted the Company's return as filed. In the first quarter of 2008, the IRS commenced an audit of the Company's 2006 Federal income tax return. The Company anticipates that the IRS will complete this examination by the end of 2008. The Company does not anticipate that adjustments resulting from this examination, if any, would result in a material change to its financial position or results of operations.

      The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") on January 1, 2007. Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any "uncertain tax positions" in its Federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.4 to $0.7 million exist. The Company has recorded $0.4 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties. This amount is included in income taxes payable at June 28, 2008. In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of its provision for taxes.

NOTE 5 - PENSION PLANS

      The Company is shifting its retirement benefit focus from defined benefit pension plans to defined contribution retirement plans, utilizing its current 401(k) plan.

      In the third quarter of 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees no longer accrue benefits under them effective December 31, 2007. This action froze benefits for all employees effective December 31, 2007 and prevents future hires from joining the plans. Starting January 1, 2008, the Company provides supplemental discretionary contributions to substantially all employees' individual 401(k) accounts.

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

      There is no minimum required cash contribution for the defined benefit plans for 2008. However, the Company expects to contribute $0.5 million to the defined benefit plans in 2008, of which $0.2 million was contributed in the second quarter. The intent of this discretionary contribution in 2008 is to reduce the amount of time that the Company will continue to incur costs to operate the frozen plans.

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

      The estimated cost of the defined benefit plans is summarized below (in thousands):

                                        Second Quarter            First Half
--------------------------------------------------------------------------------
                                      2008        2007        2008        2007
--------------------------------------------------------------------------------
Service cost                        $    --     $   399     $    --     $   751

Interest cost                           997         822       1,994       1,549

Expected return on plan assets       (1,277)     (1,011)     (2,554)     (1,904)

Amortization of prior service cost       --          38          --          72

Recognized actuarial gains              303         297         606         559
--------------------------------------------------------------------------------
Net periodic pension cost           $    23     $   545     $    46     $ 1,027
================================================================================

      Costs attributable to the discretionary supplemental 401(k) plan totaled $0.4 million and $0.8 million for the second quarter and first half of 2008, respectively. The Company plans to contribute an additional $0.8 million to the plan during the remainder of 2008.

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

      In 2007, a total of 10,920 deferred stock awards were issued to non-employee directors, which vested in April 2008. Compensation expense related to these awards was amortized ratably over the vesting period. The total compensation expense related to these awards was $0.2 million. In April 2008, a total of 18,222 deferred stock awards were issued to non-employee directors, which will vest in April 2009. Compensation expense related to these awards is being amortized ratably over the vesting period. The total compensation expense related to these awards was $0.2 million.

      A summary of changes in options outstanding under the Plans is summarized below:

                                                   Weighted Average   Grant Date
                                      Shares        Exercise Price    Fair Value
--------------------------------------------------------------------------------
Outstanding at December 31, 2007     1,091,250          $9.44            $3.91
Granted                                351,000          $8.16             4.32
Exercised                                   --             --               --
Expired                                     --             --               --
--------------------------------------------------------------------------------
Outstanding June 28, 2008            1,442,250          $9.13            $4.01
--------------------------------------------------------------------------------

      The aggregate intrinsic value (mean market price at June 28, 2008 less the weighted average exercise price) of options outstanding under the Plans was approximately $0.4 million.

      The aggregate compensation expense for the options granted in the second quarter and first half of 2008, calculated using the Black-Scholes option-pricing model, was $0.1 million and $0.1 million, respectively. This expense, which is a non-cash item, is being amortized in the Company's statements of operations over the vesting periods. Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.2 million and $0.3 million for the second quarter and first half of 2008, respectively and $0.1 million and $0.2 million for the second quarter and first half of 2007, respectively.

      The Company has adopted a policy to pay 25% of all officers' annual incentive compensation in restricted stock. As of June 28, 2008, no restricted stock has been awarded to officers under this policy.

NOTE 7 - BASIC AND DILUTED EARNINGS PER SHARE

      Weighted average shares outstanding as of June 28, 2008 and June 30, 2007 were 20,575,843 and 22,679,585, respectively.

      Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the three and six months ended June 28, 2008 of 20,612,584 and 20,629,871 shares, respectively. Diluted weighted-average shares outstanding for the three and six months ended June 30, 2007 were 23,068,100 and 22,957,000, respectively.

NOTE 8 - CONTINGENT LIABILITIES

      As of June 30, 2008, the Company is a defendant in approximately five lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

      (i) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. Pending lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty and other legal theories; and

      (ii) those brought by cities or other governmental entities, and individuals against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third-parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

      The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case involving firearms, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses to the suits brought by governmental entities further exist based on, among other things, the Protection of Lawful Commerce in Arms Act, established state law precluding recovery for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.

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

      The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On April 21, 2005, the D.C. Court of Appeals, in an en banc hearing, unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing "strict liability" for manufacturers of "machine guns." Based on present information, none of the Company's products has been identified with any of the criminal assaults which form the basis of the individual claims. The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case was remanded to the trial court for further proceedings. The defendants subsequently moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act ("PLCAA"), which motion was granted on May 22, 2006. The individual plaintiffs and the District of Columbia, which has subrogation claims in regard to the individual plaintiffs, appealed. On January 10, 2008, the District of Columbia Court of Appeals unanimously upheld the dismissal. On February 22, 2008, the District and the individual plaintiffs filed petitions for rehearing or rehearing en banc. On June 9, 2008, the court denied the petition.

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. The defendants filed a motion to dismiss pursuant to the PLCAA. The state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007. On October 29, 2007, the Indiana Appellate Court affirmed, holding that the PLCAA does not apply to the City's claims. A petition for rehearing was filed in the Appellate Court and denied on January 9, 2008. On February 8, 2008, a Petition to Transfer the appeal to the Supreme Court of Indiana was filed, which has not yet been ruled upon. The case is set for trial on June 15, 2009.

      In the previously reported New York City municipal case, the defendants moved to dismiss the suit pursuant to the PLCAA. The trial judge found the PLCAA to be constitutional, but denied the defendants' motion to dismiss the case, on the basis that the Act was not applicable to the suit. The defendants were given leave to appeal to the U.S. Court of Appeals for the Second Circuit. The Second Circuit affirmed the constitutionality of the PLCAA and reversed on applicability, holding that the PLCAA did apply. The case was remanded for dismissal. On June 16, 2008, the City filed a petition for rehearing or rehearing en banc.

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

      A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $5.0 million and $0.0 at December 31, 2007 and 2006, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

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

      The Company has reported all cases instituted against it through March 29, 2008 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10K and 10Q reports to which reference is hereby made.

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

                                                     Second Quarter                          First Half
--------------------------------------------------------------------------------------------------------------------
                                                2008               2007               2008               2007
--------------------------------------------------------------------------------------------------------------------
Net Sales
     Firearms                                $ 36,839           $ 39,567           $ 76,869           $ 83,237
     Castings
          Unaffiliated                          1,825              2,540              4,301              7,327
          Intersegment                          2,779              2,051              5,646              4,080
--------------------------------------------------------------------------------------------------------------------
                                                4,604              4,591              9,947             11,407
     Eliminations                              (2,779)            (2,051)            (5,646)            (4,080)
--------------------------------------------------------------------------------------------------------------------
                                             $ 38,664           $ 42,107           $ 81,170           $ 90,564
--------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes
     Firearms                                $  3,502           $  6,348           $  6,527           $ 16,724
     Castings                                    (907)              (565)            (1,786)            (1,653)
     Corporate                                   (850)             2,783               (653)             6,952
--------------------------------------------------------------------------------------------------------------------
                                             $  1,745           $  8,566           $  4,088           $ 22,023
--------------------------------------------------------------------------------------------------------------------
                                                                                 June 28, 2008     December 31, 2007
Identifiable Assets
Firearms                                                                           $ 53,837           $ 47,870
Castings                                                                              5,806              6,165
Corporate                                                                            42,434             47,847
--------------------------------------------------------------------------------------------------------------------
                                                                                   $102,077           $101,882
--------------------------------------------------------------------------------------------------------------------

NOTE 11 - LINE OF CREDIT

      In December 2007, the Company secured a $25 million credit facility with a bank which terminates on December 13, 2008. Borrowings under this facility bear interest at LIBOR plus 100 basis points. At June 28, 2008, the Company was in compliance with the terms and covenants of the credit agreement. The unused fee is 25 basis points per year on the unused portion of the credit facility. This credit facility remains unused at June 28, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

      Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 95% of the Company's total sales for the six months ended June 28, 2008 were firearms sales, and 5% were investment castings sales. Export sales represent less than 7% of total sales. The Company's design and manufacturing operations are located in the United States and substantially all product content is domestic. The Company's firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

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

Results of Operations

Summary Unit Data

      Firearms unit data for orders, production, shipments and ending inventory for the last six quarters are as follows:

                                                       2008                                2007
                                               --------------------    --------------------------------------------
                                                   Q2          Q1          Q4          Q3          Q2          Q1
                                               --------------------    --------------------------------------------
Units Ordered                                   120,300     260,100     113,100      80,900     115,300     175,700

Units Produced                                  150,600     124,000     104,900     100,800     132,000     127,200

Units Shipped                                   136,700     135,700     111,900      98,600     129,600     141,700

Average Sales Price                            $    270    $    296    $    283    $    297    $    306    $    308

Units on Backorder                              137,700     157,100      36,500      35,700      53,400      68,300

Units - Company Inventory

                                                 40,200      24,900      38,300      45,300      43,100      40,700

Units - Distributor Inventory (Note 1)           62,900      61,800      62,000      70,500      78,800      60,000

      Note 1: Distributor ending inventory as provided by the Company's distributors.

Orders Received and Ending Backlog

      The gross value of orders received and ending backlog for the trailing six quarters are as follows (in millions except average unit value, including Federal Excise Tax):

                                                        2008                                2007
                                               --------------------    --------------------------------------------
                                                   Q2          Q1          Q4          Q3          Q2          Q1
                                               --------------------    --------------------------------------------
Orders Received                                $   37.0    $   73.8    $   32.8    $   25.4    $   39.1    $   58.9

Average Unit Value of                          $    275    $    257    $    262    $    284    $    307    $    303
Orders Received

Ending Backlog                                 $   33.7    $   40.7    $   17.9    $   16.2    $   23.3    $   27.9

Average Unit Value of

Ending Backlog                                 $    245    $    234    $    444    $    411    $    395    $    370

Note: Average unit value for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

      The product mix of orders received in the second quarter of 2008 showed a decline of demand for firearms related to hunting and sporting uses and an increase in demand for firearms related to self defense.

      Certain product lines have been on backorder during this six-quarter period, including recent new product introductions and low-volume products that were not in regular production throughout this period.

      The decrease in the average sales price of the units in backlog at the end of the first and second quarters of 2008 is due to the large quantity of new products on the backlog with lower unit sales prices and a reduction in backlog for certain rifle products where production has increased to meet demand.

      Orders for certain discontinued models totaling $3.7 million at the end of 2007 were cancelled and have been eliminated from the 2008 backlog information. These orders were included in the backlog for 2007, and their elimination had a significant impact on the change in average unit value of the ending backlog from 2007 to 2008.

Production

      In the first half of 2008, the Company continued to work on the transition from large-scale batch production to lean manufacturing, with an emphasis on setting up manufacturing cells that facilitate flow production and pull systems. Many of the initial single-piece flow cells are in place for assembly and major components manufacturing. The focus now is on establishing single-piece flow cells for new products and for small parts manufacturing. In addition to continuing to set up flow cells, the next phase of the lean transition includes developing pull systems to link the assembly cells, component manufacturing cells, and parts suppliers. There is also considerable, on-going engineering work in process to re-engineer existing product designs for improved manufacturability.

      Production rates, which started to increase late in 2007, continued to improve in the second quarter of 2008. This allowed for a 21% increase in unit production from the first quarter of 2008 and a 44% increase from the fourth quarter of 2007. Also, second quarter 2008 unit production increased 14% from the second quarter of 2007, when production benefitted from the higher levels of pre-existing work-in-process inventory that allowed the Company to produce more units than its staffing and manufacturing processes would have otherwise allowed.

      An increase in firearm unit shipments in near-term future periods is largely dependent on the Company's ability to increase unit production of those models in strong demand.

Inventories

      The Company's finished goods unit inventory levels increased in the second quarter of 2008 as improvements in manufacturing capacity allowed for the production of finished goods safety stocks for many products.

      Finished goods inventories are expected to increase during the remainder of 2008 as safety stock levels are built in anticipation of increased demand during the first quarter of 2009, potentially offset by planned decreases in work-in-process inventory and raw material inventory. Demand is typically strongest during the first quarter of the year.

Sales

      Consolidated net sales were $38.7 million for the three months ended June 28, 2008. This represents a decrease of $3.4 million or 8.1% from consolidated net sales of $42.1 million in the comparable prior year period.

      For the six months ended June 28, 2008, consolidated net sales were $81.2 million, a decrease of $9.4 million or 10.4% from sales of $90.6 million in the comparable 2007 period.

      Firearms net sales were $36.8 million for the three months ended June 28, 2008. This represents a decrease of $2.8 million or 7.1% from firearms net sales of $39.6 million in the comparable prior year period.

      For the six months ended June 28, 2008, firearms net sales were $76.9 million. This represents a decrease of $6.3 million or 7.6% from firearms net sales of $83.2 million in the comparable 2007 period.

      Firearms unit shipments increased 5.5% for the three months ended June 28, 2008 when compared to the three months ended June 20, 2007 due principally from the improved ability for production to meet customer demand. A shift in product demand toward firearms with lower unit sales prices, including some new products, resulted in the decrease in average sales price of units shipped in the three months ended June 28, 2008 when compared to the three months ended June 20, 2007.

      For the six months ended June 30, 2008, firearms unit shipments remained consistent with units shipped during the comparable 2007 period.

      Casting net sales were $1.8 million for the three months ended June 28, 2008. This represents a decrease of $0.7 million or 28.0% from casting sales of $2.5 million in the comparable prior year period.

      For the six months ended June 28, 2008, casting segment net sales were $4.3 million. This represents a decrease of $3.0 million or 41.1% from casting sales of $7.3 million in the comparable prior year period.

      The casting sales decrease in the first half of 2008 reflects the cessation of titanium casting operations, as previously announced by the Company in July 2006. Titanium casting sales accounted for $2.4 million or 32.9% of casting sales for the first half of 2007.

Cost of Products Sold and Gross Margin

      Consolidated cost of products sold was $30.2 million for the three months ended June 28, 2008. This represents an increase of $1.2 million or 4.1% from consolidated cost of products sold of $29.0 million in the comparable prior year period.

      For the six months ended June 28, 2008, consolidated cost of products sold was $62.0 million. This represents an increase of $0.1 million or 0.2% from consolidated cost of products sold of $61.9 million in the comparable prior year period.

      Gross margin as a percent of sales was 22.0% and 23.6% for the three and six months ended June 28, 2008. These represent decreases from the gross margins of 31.2% and 31.7% in the comparable prior year periods as illustrated below (in thousands):

    -----------------------------------------------------------------------------------------------------------
                                                                Three Months Ended           Three Months Ended
                                                                   June 28, 2008               June 30, 2007
    -----------------------------------------------------------------------------------------------------------
    Net sales                                                  $ 38,664     100.0%         $ 42,107     100.0%

    Cost of products sold, before LIFO, overhead and
         labor rate adjustments to inventory, product
         liability, and product recall                           30,803      79.7%           31,479      74.8%
    LIFO expense (income)                                         2,130       5.4%           (6,144)    (14.6)%
    Overhead rate adjustments to inventory                       (1,062)     (2.7)%           2,827       6.7%
    Labor rate adjustments to inventory                          (1,879)     (4.9)%              --        --

    Product liability                                               177       0.5%              817       1.9%
                                                               --------      ----          --------      ----
    Total cost of products sold                                  30,169      78.0%           28,979      68.8%
    -----------------------------------------------------------------------------------------------------------
    Gross margin                                               $  8,495      22.0%         $ 13,128      31.2%
    ===========================================================================================================

    -----------------------------------------------------------------------------------------------------------
                                                                 Six Months Ended             Six Months Ended
                                                                  June 28, 2008                June 30, 2007
    -----------------------------------------------------------------------------------------------------------
    Net sales                                                  $ 81,170     100.0%         $ 90,564     100.0%

    Cost of products sold, before LIFO, overhead and
         labor rate adjustments to inventory, product
         liability, and product recall                           61,623      75.9%           67,039      74.0%
    LIFO expense (income)                                         2,227       2.7%          (10,566)    (11.7)%
    Overhead rate adjustments to inventory                       (1,526)     (1.9)%           4,226       4.7%
    Labor rate adjustments to inventory                          (1,879)     (2.3)%              --        --
    Product liability                                               367       0.5%            1,173       1.3%

    Product recall                                                1,208       1.5%               --        --
                                                               --------      ----          --------      ----
    Total cost of products sold                                  62,020      76.4%           61,872      68.3%
    -----------------------------------------------------------------------------------------------------------
    Gross margin                                               $ 19,150      23.6%         $ 28,692      31.7%
    ===========================================================================================================

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall-- During the three and six months ended June 28, 2008, cost of products sold, before LIFO, overhead rate, and labor standards adjustments to inventory, product liability, and product recall increased as a percentage of sales by 6.7% and 2.8%, respectively, compared to the comparable 2007 periods. These increases were primarily related to a) an increase in non-personnel variable-overhead spending, especially maintenance and repairs and consumable tools and supplies during the second quarter of 2008, b) the recognition of excess and obsolete inventory charges in the second quarter of 2008 as a significant effort was made to identify and dispose of unusable inventory, and c) stable fixed-overhead expenses incurred over reduced comparable period sales.

LIFO-- During the three and six months ended June 28, 2008, gross inventories increased by $3.5 million and $3.1 million, respectively compared to decreases in gross inventories of $10.0 million and $26.6 million in the comparable 2007 periods. These inventory fluctuations were caused, in part, by the overhead and direct labor rate adjustments to inventory in the respective periods, as discussed below. The 2008 inventory increase resulted in LIFO expense and increased cost of products sold of $2.1 million and $2.2 million for the three and six month periods ending June 28, 2008 compared to LIFO income and decreased cost of products sold of $6.1 million and $10.6 million in the comparable 2007 periods.

Finished goods inventories are expected to increase during the remainder of 2008 as safety stock levels are built in anticipation of increased demand during the first quarter of 2009, potentially offset by planned decreases in work-in-process inventory and raw material inventory. Demand is typically strongest during the first quarter of the year.

Overhead Rate Adjustments-- During the three and six months ended June 28, 2008, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory were increases of $1.1 million and $1.5 million, respectively. These increases in inventory value resulted in decreases to cost of products sold. During the comparable 2007 periods, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory were decreases of $2.8 million and $4.2 million, respectively. These decreases in inventory values resulted in increases to cost of products sold.

Labor Rate Adjustments-- Effective April 1, 2008, the Company changed its methodology for estimating standard direct labor rates for its firearms. This change in estimation resulted in an increase to gross inventories of $1.9 million (approximately $0.5 million after the impact of the LIFO reserve) in the three and six months ended June 28, 2008, and a corresponding reduction in cost of sales.

Product Liability--During the three and six months ended June 28, 2008, the Company incurred product liability expense of $0.2 million and $0.4 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. For the comparable 2007 periods, product liability expenses totaled $0.8 million and $1.2 million, respectively.

Product Recall--In April 2008, the Company announced that it determined that Ruger SR9 pistols manufactured between October 2007 and April 2008 can, under certain conditions, fire if dropped with their manual safeties in the "off" or "fire" position and a round in the chamber. The Company has started to retrofit all Ruger SR9 pistols with serial number prefix "330" (330-xxxxx) at no charge to the firearm owners. The estimated cost of this retrofit program of approximately $1.2 million was recorded in the first quarter of 2008. This program is expected to be in effect for several years.

Selling, General and Administrative

      Selling, general and administrative expenses were $7.1 million and $15.4 million for the three and six months ended June 28, 2008, respectively. This represents no change and an increase of $0.6 million from selling, general and administrative expenses of $7.1 million and $14.7 million in the comparable prior year periods. The increase reflects a retail co-op advertising program that was introduced on January 1, 2008 and increased promotional and advertising expenses, many of which related to new products.

      Severance expenses were $0.0 million and $0.7 million for the three and six months ended June 28, 2008, respectively. This represents a decrease of $0.2 million and $0.3 million from severance expenses of $0.2 million and $1.0 million in the comparable prior year periods. In the first quarter of 2007, the severance expense related to the retirement of two executives. In the first and second quarter of 2007, the severance expense was primarily related to a voluntary reduction in force during those periods.

Gains on Sale of Real Estate

      In the first and second quarters of 2007, the Company recorded gains on the sale of non-manufacturing real property of $5.2 million and $1.5 million, respectively. No real estate sales were made in the first half of 2008. The Company has two properties in Connecticut and one property in New Hampshire listed for sale. The timing on when these properties will sell is uncertain due to the weak real estate market and tight credit environment.

Interest income

      Interest income was $0.1 million and $0.3 million for the three and six months ended June 28, 2008, respectively. This represents a decrease of $0.6 million and $0.8 million from interest income of $0.7 million and $1.1 in the comparable prior year periods. The decrease is attributable to lower interest rates and decreased principal invested in 2008 compared to 2007.

Income Taxes and Net Income

      The effective income tax rates in the second quarter and first half of 2008 were 38.0%. The effective income tax rates in the second quarter and first half of 2007 were 40.1%.

      As a result of the foregoing factors, consolidated net income was $1.1 million and $2.5 million for the three and six months ended June 28, 2008, respectively. This represents a decrease of $4.0 million and $10.7 million from consolidated net income of $5.1 million and $13.2 million for the three and six months ended June 30, 2007, respectively.

Financial Condition

Operations

      At June 28, 2008, the Company had cash, cash equivalents and short-term investments of $30.8 million. The Company's pre-LIFO working capital of $98.4 million, less the LIFO reserve of $46.0 million, resulted in working capital of $52.4 million and a current ratio of 3.7 to 1.

      Cash used for operating activities was $1.1 million for the six months ended June 28, 2008 compared to funds provided by operating activities of $30.0 million for the six months ended June 30, 2007. The decrease in cash provided in 2008 compared to 2007 is principally attributable to the significant reduction in gross inventory in 2007.

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

Investing and Financing

      Capital expenditures for the six months ended June 28, 2008 totaled $3.8 million. In 2008, the Company expects to spend approximately $6 million to $7 million on capital expenditures to purchase tooling for new product introductions and to upgrade and modernize manufacturing equipment, primarily at the Newport Firearms and Pine Tree Castings Divisions. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments. There were no dividends paid for the six months ended June 28, 2008. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company's need for funds. The Company does not expect to pay dividends in the near term.

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

      In the third quarter of 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees no longer accrue benefits under them effective December 31, 2007. This action froze the benefits for all employees effective December 31, 2007and prevents future hires from joining the plans. Starting January 1, 2008, the Company provides supplemental discretionary contributions to substantially all employees' individual 401(k) accounts. Costs attributable to the discretionary supplemental 401(k) Plan totaled $0.4 million and $0.8 million in the second quarter and first half of 2008, respectively. The Company plans to contribute an additional $0.8 million to the 401(k) plan during the remainder of 2008.

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

      There is no minimum required cash contribution for the defined benefit plans for 2008. However, the Company expects to contribute $0.5 million to the defined benefit plans in 2008, of which $0.2 million has been funded in the second quarter. The intent of this discretionary contribution in 2008 is to reduce the amount of time that the Company will continue to incur costs to operate the frozen plans.

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

Firearms Litigation

      As of June 30, 2008, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into two categories:

      (iii) those that claim damages from the Company related to allegedly defective product design which stem from a specific incident. Pending lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories; and

      (iv) those brought by cities or other governmental entities, and individuals against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third-parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Most of these cases do not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

      The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case involving firearms, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses to the suits brought by governmental entities further exist based on, among other things, the Protection of Lawful Commerce in Arms Act, established state law precluding recovery for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.

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

      The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On April 21, 2005, the D.C. Court of Appeals, in an en banc hearing, unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing "strict liability" for manufacturers of "machine guns." Based on present information, none of the Company's products has been identified with any of the criminal assaults which form the basis of the individual claims. The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case was remanded to the trial court for further proceedings. The defendants subsequently moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act ("PLCAA"), which motion was granted on May 22, 2006. The individual plaintiffs and the District of Columbia, which has subrogation claims in regard to the individual plaintiffs, appealed. On January 10, 2008, the District of Columbia Court of Appeals unanimously upheld the dismissal. On February 22, 2008, the District and the individual plaintiffs filed petitions for rehearing or rehearing en banc. On June 9, 2008, the court denied the petition.

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. Gary is scheduled to begin trial in 2009. The defendants filed a motion to dismiss pursuant to the PLCAA. The state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007. On October 29, 2007, the Indiana Appellate Court affirmed, holding that the PLCAA does not apply to the City's claims. A petition for rehearing was filed in the Appellate Court and denied on January 9, 2008. On February 8, 2008, a Petition to Transfer the appeal to the Supreme Court of Indiana was filed, which has not yet been ruled upon. The case is set for trial on June 15, 2009.

      In the previously reported New York City municipal case, the defendants moved to dismiss the suit pursuant to the PLCAA. The trial judge found the PLCAA to be constitutional, but denied the defendants' motion to dismiss the case, on the basis that the Act was not applicable to the suit. The defendants were given leave to appeal to the U.S. Court of Appeals for the Second Circuit. The Second Circuit affirmed the constitutionality of the PLCAA and reversed on applicability, holding that the PLCAA did apply. The case was remanded for dismissal. On June 16, 2008, the City filed a petition for rehearing or rehearing en banc.

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

      The Company has reported all cases instituted against it through March 31, 2008 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10K and 10Q reports to which reference is hereby made.

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

Recent Accounting Pronouncements:

      In September 2006, FASB issued FAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning January 1, 2008. The FASB has deferred the implementation of FAS 157 by one year for certain non-financial assets and liabilities such as this will be effective for the fiscal year beginning January 1, 2009. The adoption of FAS 157 did not have a material impact on the Company's financial position, results of operations and cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The Company's management, with the participation of the Company's Chief Executive Officer and Treasurer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (the "Disclosure Controls and Procedures"), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the June 28, 2008.

      Based on the evaluation, the Company's Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of June 28, 2008, such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Additionally, the Company's Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company's control over financial reporting that occurred during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Changes in Internal Controls over Financial Reporting

      There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The nature of the legal proceedings against the Company is discussed at
Note 7 to this Form 10Q report, which is incorporated herein by reference.

      The Company has reported all cases instituted against it through March 31, 2008, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10Q and 10K reports, to which reference is hereby made.

      No cases were formally instituted against the Company during the three months ending June 30, 2008.

      During the quarter ending June 28, 2008, no previously reported cases were settled.

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

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2008 Annual Meeting of Stockholders of the Company was held on April 23, 2008. The table below sets forth the results of the votes taken on the 2008 Annual Meeting:

         1. Election of Directors            Votes For            Votes Withheld
            ---------------------            ---------            --------------

            Michael O. Fifer                 18,544,512           226,135
            Stephen L. Sanetti               18,542,567           228,080
            James E. Service                 18,525,715           244,932
            John A. Cosentino, Jr.           18,563,975           206,672
            C. Michael Jacobi                18,473,733           296,914
            John M. Kingsley, Jr.            18,516,470           254,177
            Stephen T. Merkel                18,565,944           204,703
            Ronald C. Whitaker               18,562,222           208,425

         2. Ratification of McGladrey & Pullen, LLP as Auditors for 2008
            ------------------------------------------------------------

            Votes For                        Votes Against        Abstain
            ---------                        -------------        -------
            18,589,701                       120,388              60,558

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         (a)   Exhibits:

            31.1 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          STURM, RUGER & COMPANY, INC.

                FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 28, 2008

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STURM, RUGER & COMPANY, INC.
                                   ---------------------------------------------


Date: July 21, 2008                /S/ THOMAS A. DINEEN
                                   ---------------------------------------------
                                   Thomas A. Dineen
                                   Principal Financial Officer,
                                   Vice President, Treasurer and Chief Financial
                                   Officer