Form 10-Q/A
period 2008-06-28
STURM RUGER & CO INC
filed 2008-07-24
CIK 95029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-Q/A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 28, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_______________ to _______________

                         Commission file number 1-10435

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 06-0633559
----------------------------------------     -----------------------------------
     (State or other jurisdiction of                  (I.R.S. employer
      incorporation or organization)                 identification no.)

   Lacey Place, Southport, Connecticut                      06890
----------------------------------------     -----------------------------------
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

                                Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q previously filed with the United States Securities and Exchange Commission on July 23, 2008 (the "Original Filing"), is to amend the Condensed balance sheets
- June 28, 2008 and December 31, 2007 (the "Balance Sheet") which erroneously overstated "Cash and cash equivalents" for June 28, 2008 by $10 million. The figure (in thousands) should read "$6,105" not "$16,105."

The Balance Sheet is restated in its entirety below.

Except for the above described amendment, this Form 10-Q/A does not modify other disclosures in, or exhibits to, the Original Filing, including each of the applicable notes to the financial statements contained therein.

                                      INDEX

                          STURM, RUGER & COMPANY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed balance sheets - June 28, 2008 and December 31, 2007        3

SIGNATURES                                                                     5

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

                                                                        June 28, 2008               December 31, 2007
---------------------------------------------------------------------------------------------------------------------
                                                                                                          (Note)
Assets

Current Assets
   Cash and cash equivalents                                              $  6,105                      $  5,106
   Short-term investments                                                   24,647                        30,504
   Trade receivables, net                                                   13,611                        15,636

   Gross inventories                                                        67,301                        64,330
       Less LIFO reserve                                                   (46,006)                      (46,890)
       Less excess and obsolescence reserve                                 (3,414)                       (4,143)
---------------------------------------------------------------------------------------------------------------------
       Net inventories                                                      17,881                        13,297
---------------------------------------------------------------------------------------------------------------------

   Deferred income taxes                                                     5,867                         5,878
   Prepaid expenses and other current assets                                 4,013                         3,091
---------------------------------------------------------------------------------------------------------------------
                Total current assets                                        72,124                        73,512

   Property, plant and equipment                                           123,144                       126,496
       Less allowances for depreciation                                    (99,610)                     (104,418)
---------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                    23,534                        22,078
---------------------------------------------------------------------------------------------------------------------

Deferred income taxes                                                        3,589                         3,626
Other assets                                                                 2,830                         2,666
---------------------------------------------------------------------------------------------------------------------
Total Assets                                                              $102,077                      $101,882
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

See notes to condensed financial statements contained the Original Filing.

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

See notes to condensed financial statements contained the Original Filing.

                          STURM, RUGER & COMPANY, INC.

                                   FORM 10-Q/A

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           STURM, RUGER & COMPANY, INC.
                           ---------------------------------------------


Date: July 23, 2008        /S/ THOMAS A. DINEEN
                           ---------------------------------------------
                           Thomas A. Dineen
                           Principal Financial Officer,
                           Vice President, Treasurer and Chief Financial Officer