Form 10-Q
period 2008-09-27
STURM RUGER & CO INC
filed 2008-10-29
CIK 95029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 27, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________  to  _______________

                         Commission file number 1-10435

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  06-0633559
----------------------------------------      ----------------------------------
     (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                   identification no.)

   Lacey Place, Southport, Connecticut                       06890
----------------------------------------      ----------------------------------
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

      The number of shares outstanding of the issuer's common stock as of September 27, 2008: Common Stock, $1 par value -19,458,943.

                                      INDEX

                          STURM, RUGER & COMPANY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed balance sheets - September 27, 2008 and December 31, 2007                                   3

         Condensed statements of operations - Three and nine months ended September 27, 2008 and
         September 30, 2007                                                                                    5

         Condensed statement of stockholders' equity - Nine months ended September 27, 2008                    6

         Condensed statements of cash flows - Nine months ended September 27, 2008 and September 30, 2007      7

         Notes to condensed financial statements - September 27, 2008                                          8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           31

Item 4.  Controls and Procedures                                                                              31


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                    32

Item 1A. Risk Factors                                                                                         32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                          32

Item 3.  Defaults Upon Senior Securities                                                                      32

Item 4.  Submission of Matters to a Vote of Security Holders                                                  32

Item 5.  Other Information                                                                                    32

Item 6.  Exhibits                                                                                             33

SIGNATURES                                                                                                    34

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

   STURM, RUGER & COMPANY, INC.

   CONDENSED BALANCE SHEETS
      (Dollars in thousands, except share data)

                                                        September 27, 2008      December 31, 2007
-------------------------------------------------------------------------------------------------
                                                                                     (Note)
Assets

Current Assets
   Cash and cash equivalents                            $            2,580     $            5,106
   Short-term investments                                           20,035                 30,504
   Trade receivables, net                                           19,504                 15,636

   Gross inventories                                                67,667                 64,330
         Less LIFO reserve                                         (47,454)               (46,890)
         Less excess and obsolescence reserve                       (3,383)                (4,143)
-------------------------------------------------------------------------------------------------
         Net inventories                                            16,830                 13,297
-------------------------------------------------------------------------------------------------

   Deferred income taxes                                             5,829                  5,878
   Prepaid expenses and other current assets                         3,830                  3,091
-------------------------------------------------------------------------------------------------
                                Total current assets                68,608                 73,512

Property, plant and equipment                                      125,407                126,496
        Less allowances for depreciation                          (100,467)              (104,418)
-------------------------------------------------------------------------------------------------
        Net property, plant and equipment                           24,940                 22,078
-------------------------------------------------------------------------------------------------

Deferred income taxes                                                3,542                  3,626
Other assets                                                         2,921                  2,666
-------------------------------------------------------------------------------------------------
Total Assets                                            $          100,011     $          101,882
=================================================================================================

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

   STURM, RUGER & COMPANY, INC.

   CONDENSED BALANCE SHEETS
      (Dollars in thousands, except share data)

                                                             September 27, 2008      December 31, 2007
------------------------------------------------------------------------------------------------------
                                                                                          (Note)
Liabilities and Stockholders' Equity

Current Liabilities
  Trade accounts payable and accrued expenses                $           10,927     $            8,102
  Product liability                                                       1,034                  1,208
  Employee compensation and benefits                                      5,753                  4,860
  Workers' compensation                                                   5,003                  5,667
  Income taxes payable                                                    1,743                    411
------------------------------------------------------------------------------------------------------
                            Total current liabilities                    24,460                 20,248

Accrued pension liability                                                 2,721                  4,840
Product liability accrual                                                   637                    725
Contingent liabilities - Note 8                                              --                     --

Stockholders' Equity
Common Stock, non-voting, par value $1:
     Authorized shares 50,000; none issued                                   --                     --
Common Stock, par value $1: Authorized shares
     40,000,000; 22,798,732 issued and
     19,458,943 and 20,571,817
     outstanding                                                         22,799                 22,788
Additional paid-in capital                                                2,394                  1,836
Retained earnings                                                        87,741                 84,834
Less: Treasury stock - 3,339,789 and 2,215,995 shares, at               (27,352)               (20,000)
   cost
Accumulated other comprehensive loss                                    (13,389)               (13,389)
------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                               72,193                 76,069
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                   $          100,011     $          101,882
======================================================================================================

Note:

      The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

      See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                             Three Months Ended                  Nine Months Ended
                                       ------------------------------     ------------------------------
                                       September 27,    September 30,     September 27,    September 30,
                                           2008             2007              2008             2007
                                       ------------------------------     ------------------------------
Net firearms sales                     $      40,318    $      29,298     $     117,186    $     112,535
Net castings sales                             1,504            2,565             5,806            9,892
--------------------------------------------------------------------------------------------------------
Total net sales                               41,822           31,863           122,992          122,427

Cost of products sold                         34,964           26,268            96,985           88,140
--------------------------------------------------------------------------------------------------------
Gross profit                                   6,858            5,595            26,007           34,287
--------------------------------------------------------------------------------------------------------

Expenses:
    Selling                                    3,864            3,853            12,350           10,747
    General and administrative                 2,615            2,675             9,524           10,510
    Pension plan curtailment charge               --            1,143                --            1,143
    Other operating expenses, net                 --              489                --              489
--------------------------------------------------------------------------------------------------------
Total expenses                                 6,479            8,160            21,874           22,889
--------------------------------------------------------------------------------------------------------

Operating income (loss)                          379           (2,565)            4,133           11,398
--------------------------------------------------------------------------------------------------------

Other income:
    Gain on sale of real estate                   --               --                --            7,085
    Interest income                               72              772               352            1,966
    Other income (expense), net                  150               51               204             (168)
--------------------------------------------------------------------------------------------------------
Total other income, net                          222              823               556            8,883
--------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                601           (1,742)            4,689           20,281

Income taxes (benefit)                           229           (1,125)            1,782            7,707
--------------------------------------------------------------------------------------------------------

Net income (loss)                      $         372    ($        617)    $       2,907    $      12,574
========================================================================================================

Earnings (loss) per share
    Basic                              $        0.02    ($       0.03)    $        0.14    $        0.55
                                       =============    =============     =============    =============
    Diluted                            $        0.02    ($       0.03)    $        0.14    $        0.55
                                       =============    =============     =============    =============

Average shares outstanding
    Basic                                     20,047           22,759            20,398           22,686
                                       =============    =============     =============    =============
    Diluted                                   20,054           22,759            20,429           23,030
                                       =============    =============     =============    =============

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars in thousands)

                                                                                                       Accumulated
                                                      Additional                                          Other
                                        Common          Paid-in        Retained        Treasury       Comprehensive
                                         Stock          Capital        Earnings         Stock             Loss             Total
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007         $     22,788    $      1,836    $     84,834    $    (20,000)    $     (13,389)    $    76,069
     Net income and
         comprehensive income                  --              --           2,907              --                --           2,907

    Stock-based compensation,
          net of tax                           11             558              --              --                --             569
Repurchase of 1,123,794 shares of
common stock                                   --              --              --          (7,352)               --          (7,352)
===================================================================================================================================
Balance at September 27, 2008        $     22,799    $      2,394    $     87,741    $    (27,352)    $     (13,389)    $    72,193
===================================================================================================================================

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                            Nine Months Ended
---------------------------------------------------------------------------------------------------------
                                                                September 27, 2008     September 30, 2007
---------------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                  $            2,907     $           12,574
    Adjustments to reconcile net income to cash (used for)
    provided by operating activities:
      Depreciation                                                           3,518                  3,126
      Slow moving inventory valuation adjustment                               280                 (1,590)
      Asset impairment charge                                                   --                    489
      Pension plan curtailment charge                                           --                  1,143
      Stock option expense                                                     419                    297
      Gain on sale of  assets                                                  (95)                (7,141)
      Deferred income taxes                                                    133                  4,705
      Changes in operating assets and liabilities:
        Trade receivables                                                   (3,868)                 2,941
        Inventories                                                         (3,813)                14,515
        Trade accounts payable and accrued expenses                          3,054                 (3,546)
        Product liability                                                     (263)                   282
        Prepaid expenses, other assets and other liabilities                (2,963)                (1,665)
        Income taxes                                                         1,333                   (196)
---------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                          642                 25,934
---------------------------------------------------------------------------------------------------------

 Investing Activities
    Property, plant and equipment additions                                 (6,380)                (3,128)
    Proceeds from the sale of assets                                            95                 12,542
    Purchases of short-term investments                                    (21,931)               (49,832)
    Proceeds from maturities of short-term investments                      32,400                 11,000
---------------------------------------------------------------------------------------------------------
Cash provided by (used for)  investing activities                            4,184                (29,418)
---------------------------------------------------------------------------------------------------------

Financing Activities
    Payments of employee withholding tax for cashless
         exercise of stock options                                              --                 (1,126)
    Repurchase of common stock                                              (7,352)                    --
---------------------------------------------------------------------------------------------------------
Cash (used for) financing activities                                        (7,352)                (1,126)
---------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                       (2,526)                (4,610)

Cash and cash equivalents at beginning of period                             5,106                  7,316

---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $            2,580     $            2,706
=========================================================================================================

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

      In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 27, 2008 are not indicative of the results to be expected for the full year ending December 31, 2008. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

      Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 95% of the Company's total sales for the third quarter and nine months ended September 27, 2008 and September 30, 2007 were firearms sales, and 5% were investment castings sales. Export sales represent less than 7% of total sales. The Company's design and manufacturing operations are located in the United States and substantially all product content is domestic. The Company's firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

      The Company manufactures investment castings made from steel alloys for internal use in its firearms and utilizes available investment casting capacity to manufacture and sell castings to outside customers.

Change in Interim Fiscal Reporting:

      In 2008, the Company is now reporting its first three fiscal quarters ending on the last Saturday of March, June and September, respectively. Each of these fiscal quarters will be comprised of thirteen complete weeks. For 2008, the three quarters will end on March 29, 2008, June 28, 2008, and September 27, 2008. This change was made to provide a better comparison of the Company's reported results with those reported in prior years. The Company's fiscal year end remains December 31. The impact of this change on results of operations for the nine months ended September 27, 2008 is not significant.

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

Recent Accounting Pronouncements:

      In September 2006, FASB issued FAS No. 157, "Fair Value Measurements" (FAS
157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning January 1, 2008. The FASB has deferred the implementation of FAS 157 by one year for certain non-financial assets and liabilities such as this will be effective for the fiscal year beginning January 1, 2009. The adoption of FAS 157 did not have a material impact on the Company's financial position, results of operations and cash flows, nor is it expected to have any such impact upon final implementation.

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

      Inventories consist of the following (in thousands):

                                                        September 27, 2008     December 31, 2007
            -------------------------------------------------------------------------------------
            Inventory at FIFO
               Finished products                        $            8,015     $            8,413
               Materials and work in process                        59,652                 55,917
            -------------------------------------------------------------------------------------
            Gross inventories                                       67,667                 64,330
               Less: LIFO reserve                                  (47,454)               (46,890)
               Less: excess and obsolescence reserve                (3,383)                (4,143)
            -------------------------------------------------------------------------------------
            Net inventories                             $           16,830     $           13,297
            =====================================================================================

      The excess and obsolescence reserve decreased as a result of the disposition of previously reserved inventory.

      Effective April 1, 2008, the Company changed its methodology for estimating standard direct labor rates for its firearms. This change in estimation resulted in an increase to gross inventories of $1.9 million (approximately $0.5 million after the impact of the LIFO reserve) in the nine months ended September 27, 2008, and a corresponding reduction in cost of sales.

NOTE 4 - INCOME TAXES

      The Company's 2008 effective tax rate differs from the statutory tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company's 2008 effective tax rate differs from the statutory tax rate due principally to state income taxes. The effective income tax rate for the nine months ended September 27, 2008 and September 30, 2007 is 38.0%. The Company has not been required to make income tax payments in either the third quarter or nine months ended September 27, 2008 because of overpayments of estimated taxes in 2007. Income tax payments in the third quarter and nine months ended September 30, 2007 totaled $1.1 million and $4.8 million, respectively.

      The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005. In the third quarter of 2007, the Internal Revenue Service
(IRS) completed an examination of the Company's Federal income tax return for 2005. The IRS did not propose any adjustments as a result of this examination and has accepted the Company's return as filed. In the first quarter of 2008, the IRS commenced an audit of the Company's 2006 Federal income tax return, which is still on-going. The Company anticipates that the IRS will complete this examination by the end of 2008. The Company does not anticipate that adjustments resulting from this examination, if any, would result in a material change to its financial position or results of operations.

      The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") on January 1, 2007. Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any "uncertain tax positions" in its Federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.4 to $0.7 million exist. The Company has recorded $0.4 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties. This amount is included in income taxes payable at September 27, 2008. In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of its provision for taxes.

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

      In 2008 and future years, the Company may be required to make cash contributions to the two defined benefit pension plans according to the new rules of the Pension Protection Act of 2006. The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants. The total amount of these future cash contributions will be dependent on the investment returns generated by the plans' assets and the then-applicable discount rates used to calculate the plans' liabilities. There is no minimum required cash contribution for the defined benefit plans for 2008, but there may be such a requirement in 2009 because of recent market volatility which has adversely affected investment returns for the plans' assets.

      The total annual cash outlays for retirement benefits, which include the continuing discretionary funding of the two defined benefit pension plans and supplemental discretionary 401(k) contributions, are intended to be comparable to the previous retirement benefit cash funding levels of approximately $2 million per year. This intended annual discretionary funding level is subject to future review based on any changes in the minimum required funding for the defined benefit plans and other business conditions.

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

      The estimated cost of the defined benefit plans is summarized below (in thousands):

                                                   Three Months Ended                 Nine Months Ended
      ---------------------------------------------------------------------------------------------------------
                                            September 27,     September 30,     September 27,     September 30,
                                                2008              2007              2008              2007
      ---------------------------------------------------------------------------------------------------------
      Service cost                          $          --     $         339     $          --     $       1,090

      Interest cost                                   997               700             2,991             2,249

      Expected return on plan assets               (1,277)             (861)           (3,831)           (2,765)

      Amortization of prior service cost               --                33                --               105

      Recognized actuarial gains                      303               253               909               812
      ---------------------------------------------------------------------------------------------------------

      Net periodic pension cost             $          23     $         464     $          69     $       1,491
      =========================================================================================================

      Costs attributable to the discretionary supplemental 401(k) plan totaled $0.3 million and $1.0 million for the three and nine months ended September 27, 2008, respectively. The Company plans to contribute an additional $0.3 million to the plan during the remainder of 2008.

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

      A summary of changes in options outstanding under the Plans is summarized below:

                                                   Weighted Average   Grant Date
                                       Shares       Exercise Price    Fair Value
--------------------------------------------------------------------------------
Outstanding at December 31, 2007      1,091,250       $     9.44      $     3.91
Granted                                 359,000       $     8.10            4.39
Exercised                                    --               --              --
Expired                                      --               --              --
--------------------------------------------------------------------------------
Outstanding September 27, 2008        1,450,250       $     9.11      $     4.03
--------------------------------------------------------------------------------

      The aggregate intrinsic value (mean market price at September 27, 2008 less the weighted average exercise price) of options outstanding under the Plans was approximately $0.6 million.

      The aggregate compensation expense for the options granted in the third quarter and nine months ended September 27, 2008, calculated using the Black-Scholes option-pricing model, was $0.2 million and $0.4 million, respectively. This expense, which is a non-cash item, is being amortized in the Company's statements of operations over the vesting periods. Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.2 million and $0.5 million for the third quarter and nine months ended September 27, 2008, respectively and $0.2 million and $0.5 million for the third quarter and nine months ended September 27, 2007, respectively.

      The Company has adopted a policy to pay 25% of all officers' annual incentive compensation in restricted stock. As of September 27, 2008, no restricted stock has been awarded to officers under this policy.

NOTE 7 - BASIC AND DILUTED EARNINGS PER SHARE

      Weighted average shares outstanding for the third quarter and nine months ended September 27, 2008 were 20,047,000 and 20,398,000, respectively. Weighted average shares outstanding for the third quarter and nine months ended September 30, 2007 were 22,759,000 and 22,686,000, respectively.

      Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the third quarter and nine months ended September 27, 2008 of 20,054,000 and 20,429,000 shares, respectively. Diluted weighted-average shares outstanding for the third quarter and nine months ended September 30, 2007 were 22,759,000 and 23,030,000, respectively.

NOTE 8 - CONTINGENT LIABILITIES

      As of September 27, 2008, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into one of the two following categories:

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

      The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On April 21, 2005, the D.C. Court of Appeals, in an en banc hearing, unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing "strict liability" for manufacturers of "machine guns." Based on present information, none of the Company's products has been identified with any of the criminal assaults which form the basis of the individual claims. The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case was remanded to the trial court for further proceedings. The defendants subsequently moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act ("PLCAA"), which motion was granted on May 22, 2006. The individual plaintiffs and the District of Columbia, which has subrogation claims in regard to the individual plaintiffs, appealed. On January 10, 2008, the District of Columbia Court of Appeals unanimously upheld the dismissal. On February 22, 2008, the District and the individual plaintiffs filed petitions for rehearing or rehearing en banc. On June 9, 2008, the court denied the petition. On October 23, 2008, the District and the individual plaintiffs filed a Petition for writ of certiorari in the United States Supreme Court.

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

      In the previously reported New York City municipal case, the defendants moved to dismiss the suit pursuant to the PLCAA. The trial judge found the PLCAA to be constitutional, but denied the defendants' motion to dismiss the case, on the basis that the Act was not applicable to the suit. The defendants were given leave to appeal to the U.S. Court of Appeals for the Second Circuit. The Second Circuit affirmed the constitutionality of the PLCAA and reversed on applicability, holding that the PLCAA did apply. The case was remanded for dismissal. On June 16, 2008, the City filed a petition for rehearing or rehearing en banc. On August 20, 2008, the City's petition was denied by the Second Circuit. On October 20, 2008, the City filed a Petition for writ of certiorari in the United States Supreme Court.

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

      Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the "Protection of Lawful Commerce in A rms Act" was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims, including the municipal cases described above.

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

      The Company has reported all cases instituted against it through June 28, 2008 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports to which reference is hereby made.

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

                                        Three Months Ended              Nine Months Ended
------------------------------------------------------------------------------------------------
                                   September 27,    September 30,   September 27,  September 30,
                                       2008             2007            2008           2007
------------------------------------------------------------------------------------------------
Net Sales
     Firearms                        $  40,318       $  29,298       $ 117,186       $ 112,535
     Castings
          Unaffiliated                   1,504           2,565           5,806           9,892
          Intersegment                   1,886           2,639           7,532           6,719
------------------------------------------------------------------------------------------------
                                         3,390           5,204          13,338          16,611
     Eliminations                       (1,886)         (2,639)         (7,532)         (6,719)
------------------------------------------------------------------------------------------------
                                     $  41,822       $  31,863       $ 122,992       $ 122,427
------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes
     Firearms                        $   3,498       $   4,228       $  10,025       $  20,952
     Castings                             (701)           (915)         (2,487)         (2,568)
     Corporate                          (2,196)         (5,055)         (2,849)          1,897
------------------------------------------------------------------------------------------------
                                     $     601       ($  1,742)      $   4,689       $  20,281
------------------------------------------------------------------------------------------------

                                                                   September 27,    December 31,
                                                                       2008            2007
------------------------------------------------------------------------------------------------
Identifiable Assets
     Firearms                                                        $  59,701       $   47,870
     Castings                                                            5,051            6,165
     Corporate                                                          35,259           47,847
------------------------------------------------------------------------------------------------
                                                                     $ 100,011       $  101,882
------------------------------------------------------------------------------------------------

NOTE 11 - STOCK REPURCHASE

      In April 2008, the Company announced that its Board of Directors authorized a stock repurchase program. During the third quarter of 2008, the Company repurchased approximately 1,124,000 shares of its common stock under a 10b5-1 program, representing 5.5% of the outstanding shares, in the open market at an average price of $6.50 per share. These purchases were made with cash held by the Company and no debt was incurred. At September 27, 2008, $2.6 million remained available for share repurchases under this repurchase program.

NOTE 12 - LINE OF CREDIT

      In December 2007, the Company secured a $25 million credit facility with a bank which terminates on December 13, 2008. Borrowings under this facility bear interest at LIBOR plus 100 basis points. The unused fee is 25 basis points per year on the unused portion of the credit facility. This credit facility remained unused at September 27, 2008. See note 13 - Subsequent Events.

NOTE 13 - SUBSEQUENT EVENTS

      Recently, the Company has received a small number of reports from the field that its LCP pistols can discharge if dropped onto a hard surface. Although no injuries were reported, the Company began recalling all LCP pistols in October 2008 to offer free safety upgrades. The estimated cost of this retrofit program of approximately $2.3 million was recorded in the third quarter of 2008. This safety upgrade program is expected to be in effect for several years.

      After the end of the third quarter of 2008 and through October 17, 2008 when its 10b5-1 program expired, the Company repurchased an additional 364,200 shares of its common stock, representing 1.8% of the outstanding shares, in the open market at an average price of $6.87 per share. In total, the Company repurchased 1.5 million shares of its common stock for $9.9 million, representing 7.2% of the outstanding shares, at an average price per share of $6.59. These purchases were made with cash held by the Company and no debt was incurred. At October 20, 2008, 19.1 million shares remained outstanding.

      In October 2008, the Company drew down $1 million from its $25 million credit facility to provide additional working capital. The credit facility expires on December 13, 2008, at which time the Company intends on renewing the credit facility for another year, subject to bank approval. The Company plans to use this credit facility to fund its operational cash needs until the financial and credit markets stabilize.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

      Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 95% of the Company's total sales for the three and nine months ended September 27, 2008 were firearms sales, and 5% were investment castings sales. Export sales represent less than 7% of total sales. The Company's design and manufacturing operations are located in the United States and almost all product content is domestic. The Company's firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

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

Results of Operations

Summary Unit Data

      Firearms unit data for orders, production, shipments and ending inventory for the last seven quarters are as follows:

                                            2008                                     2007
                             --------------------------------    --------------------------------------------
                                Q3           Q2         Q1          Q4          Q3          Q2           Q1
                             --------------------------------    --------------------------------------------
Units Ordered                 125,700     120,300     260,100     113,100      80,900     115,300     175,700

Units Produced                158,900     150,600     124,000     104,900     100,800     132,000     127,200

Units Shipped                 146,000     136,700     135,700     111,900      98,600     129,600     141,700

Average Sales Price          $    276    $    270    $    296    $    283    $    297    $    306    $    308

Units on Backorder            115,300     137,700     157,100      36,500      35,700      53,400      68,300

Units - Company Inventory
                               52,600      40,200      24,900      38,300      45,300      43,100      40,700

Units - Distributor
    Inventory
    (Note 1)                   65,800      62,900      61,800      62,000      70,500      78,800      60,000

      Note 1: Distributor ending inventory as provided by the Company's distributors.

Orders Received and Ending Backlog

      The gross value of orders received and ending backlog for the trailing seven quarters are as follows (in millions except average unit value, including Federal Excise Tax):

                                         2008                               2007
                         ------------------------------------    --------------------------
                           Q3        Q2        Q1        Q4        Q3        Q2        Q1
                         ------------------------------------    --------------------------
Orders Received          $ 33.5    $ 37.0    $ 73.8    $ 32.8    $ 25.4    $ 39.1    $ 58.9

Average Unit Value of
Orders Received          $  267    $  275    $  257    $  262    $  284    $  307    $  303

Ending Backlog           $ 27.9    $ 33.7    $ 40.7    $ 17.9    $ 16.2    $ 23.3    $ 27.9

Average Unit Value of
Ending Backlog           $  242    $  245    $  234    $  444    $  411    $  395    $  370

      Note: Average unit value for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

      The product mix of orders received in the third quarter of 2008 continued to show a decline of demand for firearms related to hunting and sporting uses and an increase in demand for firearms related to self defense, including the LCP pistol. Certain product lines have been on backorder during the third quarter of 2008, and this may have the effect of causing the incoming order rate to be less than actual demand for those products. Future demand for the popular LCP pistols may be adversely impacted by the LCP pistol recall that was announced in October of 2008.

      The decrease in the average sales price of the units in backlog in 2008 is due to the large quantity of new products on the backlog with lower unit sales prices and a reduction in backlog for certain rifle products where production has increased to meet demand.

      Orders for certain discontinued models totaling $3.7 million at the end of 2007 were cancelled and have been eliminated from the 2008 backlog information. These orders were included in the backlog for 2007, and their elimination had a significant impact on the change in average unit value of the ending backlog from 2007 to 2008.

Production

      Production rates, which started to increase late in 2007, have continued to improve throughout 2008. This allowed for a 58% increase in unit production in the third quarter of 2008 compared to the third quarter of 2007 and a 6% increase compared to the second quarter of 2008. Inventories of several product lines have grown to the point of satisfying safety stock requirements and production rates for those products were cut during the third quarter to the level of their current demand. The resources that will be dedicated to the LCP pistol recall, which was announced in October of 2008, will result in a reduction to the quantity of LCP pistols that will be produced in the fourth quarter of 2008.

      The Company continues to work on the transition from large-scale batch production to lean manufacturing, with an emphasis on setting up manufacturing cells that facilitate flow production and pull systems. The focus now is on establishing single-piece flow cells for new products and for small parts manufacturing, developing pull systems, and managing vendors. There is also considerable, on-going engineering work in process to re-engineer existing product designs for improved manufacturability.

      An increase in firearm unit shipments in near-term future periods will be more dependent on new product introductions and changes in demand for established products rather than on the Company's ability to increase unit production.

Inventories

      The Company's finished goods unit inventory levels increased in the third quarter of 2008 as improvements in manufacturing capacity allowed for the production of finished goods safety stocks for many products, especially those expected to be in higher demand in the fourth quarter of 2008 and first quarter of 2009.

      Finished goods inventories are expected to increase further during the fourth quarter of 2008 as safety stock levels are built in anticipation of increased demand during the first quarter of 2009. Demand is typically strongest during the first quarter of the year.

Sales

      Consolidated net sales were $41.8 million for the three months ended September 27, 2008. This represents an increase of $9.9 million or 31.3% from consolidated net sales of $31.9 million in the comparable prior year period.

      For the nine months ended September 27, 2008, consolidated net sales were $123.0 million, an increase of $0.6 million or 0.5% from sales of $122.4 million in the comparable 2007 period.

      Firearms net sales were $40.3 million for the three months ended September 27, 2008. This represents an increase of $11.0 million or 37.6% from firearms net sales of $29.3 million in the comparable prior year period.

      For the nine months ended September 27, 2008, firearms net sales were $117.2 million. This represents an increase of $4.7 million or 4.1% from firearms net sales of $112.5 million in the comparable 2007 period.

      Firearms unit shipments increased 48.1% for the three months ended September 27, 2008 when compared to the third quarter of 2007 due principally to the introduction of new products during 2008 (including the LCP pistol) and, to a lesser degree, to an increase in production of established products. A shift in product demand toward firearms with lower unit sales prices, including some new products, resulted in the decrease in average sales price of units shipped in the third quarter of 2008 compared to the third quarter of 2007.

      For the nine months ended September 27, 2008, firearms unit shipments increased 13.1% from units shipped during the comparable 2007 period, in spite of reduced inventories at the start of the period in 2008, due principally to the introduction of new products during 2008 (including the LCP pistol) and, to a lesser degree, to an increase in production of established products. A shift in product demand toward firearms with lower unit sales prices, including some new products, resulted in the decrease in average sales price of units shipped in the nine months ended September 27, 2008 compared to the comparable period of 2007.

      The three and nine months ended September 27, 2008 benefited from a $0.7 million initial-stocking-order shipment that was made to a new distributor in September. An additional, smaller, initial stocking order shipment was made in early October to a second new distributor. These two new distributors are replacing two previous distributors.

      The resources that will be dedicated to the LCP pistol recall, which was announced in October of 2008, will result in a reduction to the quantity of LCP pistols that will be produced, and therefore available for shipment, in the fourth quarter of 2008. Also, the recall may cause a decline in future demand for LCP pistols.

      Casting net sales were $1.5 million for the three months ended September 27, 2008. This represents a decrease of $1.1 million or 41.4% from casting sales of $2.6 million in the comparable prior year period.

      For the nine months ended September 27, 2008, casting segment net sales were $5.8 million. This represents a decrease of $4.1 million or 41.3% from casting sales of $9.9 million in the comparable prior year period.

      The casting sales decrease in the three and nine months ended September 27, 2008 reflects the cessation of titanium casting operations in 2007, as previously announced by the Company in July 2006. Titanium casting sales accounted for $0.5 million or 20%, and $3.2 million or 32% of casting sales for third quarter and nine months ended September 30, 2007, respectively.

Cost of Products Sold and Gross Margin

      Consolidated cost of products sold was $35.0 million for the three months ended September 27, 2008. This represents an increase of $8.7 million or 33.1% from consolidated cost of products sold of $26.3 million in the comparable prior year period.

      For the nine months ended September 27, 2008, consolidated cost of products sold was $97.0 million. This represents an increase of $8.9 million or 10.1% from consolidated cost of products sold of $88.1 million in the comparable prior year period.

      Gross margin as a percent of sales was 16.4% and 21.2% for the three and nine months ended September 27, 2008. These represent an increase from the gross margin of 17.6% in the third quarter of 2007 and a decrease from 28.0% in the first nine months of 2007 as illustrated below (in thousands):

                                                                 Three Months Ended
---------------------------------------------------------------------------------------------------
                                                     September 27, 2008        September 30, 2007
---------------------------------------------------------------------------------------------------
Net sales                                           $ 41,822       100.0%    $ 31,863        100.0%

Cost of products sold, before LIFO, overhead and
     labor rate adjustments to inventory,
     product liability, and product recall            30,372        72.6%      25,462         79.9%

LIFO expense (income)                                  1,577         3.8%        (237)        (0.7)%
Overhead rate adjustments to inventory                    48         0.1%         760          2.3%
Labor rate adjustments to inventory                      569         1.4%          --           --
Product liability                                        129         0.3%         283          0.9%
Product Recall                                         2,269         5.4%          --           --
---------------------------------------------------------------------------------------------------
Total cost of products sold                           34,964        83.6%      26,268         82.4%
---------------------------------------------------------------------------------------------------

Gross margin                                        $  6,858        16.4%    $  5,595         17.6%
===================================================================================================

                                                                  Nine Months Ended
---------------------------------------------------------------------------------------------------
                                                     September 27, 2008       September 30, 2007
---------------------------------------------------------------------------------------------------
Net sales                                           $122,992       100.0%    $122,427        100.0%

Cost of products sold, before LIFO, overhead and
     labor rate adjustments to inventory,
     product liability, and product recall            91,995        74.8%      92,504         75.6%

LIFO expense (income)                                  3,807         3.1%     (10,805)        (8.8)%
Overhead rate adjustments to inventory                (1,479)       (1.2)%      4,986          4.0%
Labor rate adjustments to inventory                   (1,311)       (1.1)%         --           --
Product liability                                        496         0.4%       1,455          1.2%
Product recalls                                        3,477         2.8%          --           --
---------------------------------------------------------------------------------------------------
Total cost of products sold                           96,985        78.8%      88,140         72.0%
---------------------------------------------------------------------------------------------------
Gross margin                                        $ 26,007        21.2%    $ 34,287         28.0%
===================================================================================================

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall-- During the three and nine months ended September 27, 2008, cost of products sold, before LIFO, overhead rate, and labor rate adjustments to inventory, product liability, and product recall decreased as a percentage of sales by 7.3% and 0.8%, respectively, compared to the comparable 2007 periods. The decrease in the third quarter was primarily related to increased comparable period sales while holding fixed-overhead expenses fairly stable and decreases in non-personnel variable-overhead spending. The slight decrease in the nine months ended September 27, 2008 is attributable to decreases in non-personnel variable-overhead spending.

LIFO-- During the three and nine months ended September 27, 2008, gross inventories increased by $0.4 million and $3.3 million, respectively compared to decreases in gross inventories of $0.4 million and $26.6 million in the comparable 2007 periods. These inventory fluctuations were caused, in part, by the overhead and direct labor rate adjustments to inventory in the respective periods, as discussed below. The 2008 inventory increases resulted in LIFO expense and increased cost of products sold of $1.6 million and $3.8 million for the three and nine months ended September 27, 2008 compared to LIFO income and decreased cost of products sold of $0.2 million and $10.8 million in the comparable 2007 periods.

Finished goods inventories are expected to further increase in the fourth quarter of 2008 as safety stock levels of certain models are built in anticipation of increased demand during the first quarter of 2009. Demand is typically strongest during the first quarter of the year.

Overhead Rate Adjustments-- During the three and nine months ended September 27, 2008, the change in inventory value resulting from the change in the overhead rates used to absorb overhead expenses into inventory were a decrease of $48,000 and an increase of $1.5 million, respectively. The decrease in inventory value in the third quarter of 2008 resulted in an increase to cost of products sold. The increase in inventory during the nine months ended September 27, 2008 resulted in a decrease to cost of sales. During the comparable 2007 periods, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory were decreases of $0.8 million and $5.0 million, respectively. These decreases in inventory values resulted in increases to cost of products sold.

Labor Rate Adjustments-- Effective April 1, 2008, the Company changed its methodology for estimating standard direct labor rates for its firearms. This change in estimation resulted in an increase to gross inventories of $1.9 million (approximately $0.5 million after the impact of the LIFO reserve) at June 28, 2008, and a corresponding reduction in cost of sales in the second quarter of 2008. For the third quarter of 2008, the change in inventory value resulting from the change in the labor rates used to absorb overhead expenses into inventory was a decrease of $0.6 million, reflecting continued improvement of labor efficiency during the quarter. This decrease in inventory value resulted in an increase to cost of sales. For the nine months ended September 27, 2008, the change in inventory value resulting from the change in the labor rates used to absorb overhead expenses into inventory was an increase of $1.3 million, reflecting the second quarter one-time change in methodology and the third quarter rate change. This increase in inventory value resulted in a decrease to cost of sales.

Product Liability--During the three and nine months ended September 27, 2008, the Company incurred product liability expense of $0.1 million and $0.5 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. For the comparable 2007 periods, product liability expenses totaled $0.3 million and $1.5 million, respectively.

Product Recalls--Recently the Company has received a small number of reports from the field that its LCP pistols can discharge if dropped onto a hard surface. Although no injuries were reported, the Company began recalling all LCP pistols in October 2008 to offer free safety upgrades. The estimated cost of this retrofit program of approximately $2.3 million was recorded in the third quarter of 2008. This safety upgrade program is expected to be in effect for several years.

      In April 2008, the Company announced that it determined that Ruger SR9 pistols manufactured between October 2007 and April 2008 can, under certain conditions, fire if dropped with their manual safeties in the "off" or "fire" position and a round in the chamber. The Company has started to retrofit all Ruger SR9 pistols manufactured during that period at no charge to the firearm owners. The estimated cost of this retrofit program of approximately $1.2 million was recorded in the first quarter of 2008. The recall program has been very effective, with approximately two thirds of all affected SR9s returned and retrofitted already. This recall program is expected to be in effect for several more years to complete the retrofit of all remaining affected SR9s, and the Company considers the remaining reserve of approximately $0.4 million to be adequate to complete the recall program. The Company commenced production and shipments of the redesigned SR9 during the third quarter.

Selling, General and Administrative

      Selling, general and administrative expenses were $6.5 million and $21.9 million for the three and nine months ended September 27, 2008, respectively. This represents no change and an increase of $0.6 million from selling, general and administrative expenses of $6.5 million and $21.3 million in the comparable prior year periods. The increase for the nine months ended September 27, 2008 reflects a retail co-op advertising program that was introduced on January 1, 2008 and increased promotional and advertising expenses, many of which related to new products.

Pension Plan Curtailment Charge

      During the third quarter of 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees would no longer accrue benefits under these plans effective December 31, 2007. This action, which "froze" the benefits for essentially all employees, also prevented future hires from joining the plans, effective December 31, 2007. These amendments resulted in a $1.2 million pension curtailment charge that was recognized in the third quarter of 2007.

Gains on Sale of Real Estate

      In the first nine months of 2007, the Company recorded gains on the sale of non-manufacturing real property of $7.1 million. No real estate sales were made in the 2008.

      The Company has two properties in Connecticut and one property in New Hampshire listed for sale. The timing on when these properties will sell is uncertain due to the weak real estate and credit markets.

Interest income

      Interest income was $0.1 million and $0.4 million for the three and nine months ended September 27, 2008, respectively. This represents a decrease of $0.7 million and $1.6 million from interest income of $0.8 million and $2.0 in the comparable prior year periods. The decrease is attributable to lower interest rates and decreased principal invested in 2008 compared to 2007.

Income Taxes and Net Income

      The effective income tax rates in the three and nine months ended September 27, 2008 were 38.0%. The effective income tax rates were 40.1% in the comparable prior year periods.

      As a result of the foregoing factors, consolidated net income was $0.4 million and $2.9 million for the three and nine months ended September 27, 2008, respectively. This represents an increase of $1.0 million and a decrease of $9.7 million from the consolidated net loss of $0.6 million and consolidated net income of $12.6 million, respectively, in the comparable prior year periods.

Financial Condition

Liquidity

      At September 27, 2008, the Company had cash, cash equivalents and short-term investments of $22.6 million. The Company's pre-LIFO working capital of $91.6 million, less the LIFO reserve of $47.5 million, resulted in working capital of $44.1 million and a current ratio of 2.8 to 1.

      At October 20, 2008, with the previously announced stock repurchase program substantially completed, the Company had cash, cash equivalents and short-term investments of $20 million. To protect its liquidity in light of the recent turbulence in the financial and credit markets, in October the Company withdrew $16 of its short term investments from a money market fund and purchased United States Treasury Bills, which mature over the next 6 months.

      Further, the Company drew down $1 million from its $25 million credit facility to provide additional working capital. The credit facility expires on December 13, 2008, at which time the Company intends on renewing the credit facility for another year, subject to bank approval. The Company plans to use this credit facility to fund its operational cash needs until the financial and credit markets stabilize.

Operations

      Cash provided by operating activities was $0.6 million for the nine months ended September 27, 2008 compared to funds provided by operating activities of $25.9 million for comparable prior year period. The decrease in cash provided in 2008 compared to 2007 is principally attributable to the significant reduction in gross inventory in 2007.

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

Investing and Financing

      Capital expenditures for the nine months ended September 27, 2008 totaled $6.4 million. In 2008, the Company expects to spend approximately $8 million on capital expenditures to purchase tooling for new product introductions and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments. There were no dividends paid for the nine months ending September 27, 2008. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company's need for funds. The Company does not expect to pay dividends in the near term.

      In April 2008, the Company announced that its Board of Directors authorized a $10 million stock repurchase program. During the third quarter of 2008, the Company repurchased approximately 1,124,000 shares of its common stock under a 10b5-1 program, representing 5.5% of the outstanding shares, in the open market at an average price of $6.50 per share. Through October 17, 2008 when its 10b5-1 program expired, the Company repurchased an additional 364,200 shares of its common stock, representing 1.8% of the outstanding shares, in the open market at an average price of $6.87 per share. In total, the Company repurchased
1.5 million shares of its common stock for $9.9 million, representing 7.2% of the outstanding shares, at an average price per share of $6.59. These purchases were made with cash held by the Company and no debt was incurred. At October 20, 2008, 19.1 million shares remained outstanding.

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

      In the third quarter of 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees no longer accrue benefits under them effective December 31, 2007. This action froze the benefits for all employees effective December 31, 2007 and prevents future hires from joining the plans. Since January 1, 2008, the Company has provided supplemental discretionary contributions to substantially all employees' individual 401(k) accounts.

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

      In 2008 and future years, the Company may be required to make cash contributions to the two defined benefit pension plans according to the new rules of the Pension Protection Act of 2006. The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants. The total amount of these future cash contributions will be dependent on the investment returns generated by the plans' assets and the then-applicable discount rates used to calculate the plans' liabilities. There is no minimum required cash contribution for the defined benefit plans for 2008, but there may be such a requirement in 2009 because of recent market volatility which has adversely affected investment returns for the plans' assets.

      The total annual cash outlays for retirement benefits, which include the continuing discretionary funding of the two defined benefit pension plans and supplemental discretionary 401(k) contributions, are intended to be comparable to the previous retirement benefit cash funding levels of approximately $2 million per year. This intended annual discretionary funding level is subject to future review based on any changes in the minimum required funding for the defined benefit plans and other business conditions.

      In February 2008, the Company made lump sum benefit payments to two participants in its only non-qualified defined benefit plan, the Supplemental Executive Retirement Plan. These payments, which totaled $2.1 million, represented the actuarial present value of the participants' accrued benefit as of the date of payment. Only one, retired, participant remains in this plan.

Firearms Litigation

      As of September 27, 2008, the Company is a defendant in approximately 5 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into one of the two following categories:

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

      The dismissal of the Washington, D.C. municipal lawsuit was sustained on appeal, but individual plaintiffs were permitted to proceed to discovery and attempt to identify the manufacturers of the firearms used in their shootings as "machine guns" under the city's "strict liability" law. On April 21, 2005, the D.C. Court of Appeals, in an en banc hearing, unanimously dismissed all negligence and public nuisance claims, but let stand individual claims based upon a Washington, D.C. act imposing "strict liability" for manufacturers of "machine guns." Based on present information, none of the Company's products has been identified with any of the criminal assaults which form the basis of the individual claims. The writ of certiorari to the United States Supreme Court regarding the constitutionality of the Washington, D.C. act was denied and the case was remanded to the trial court for further proceedings. The defendants subsequently moved to dismiss the case based upon the Protection of Lawful Commerce in Arms Act ("PLCAA"), which motion was granted on May 22, 2006. The individual plaintiffs and the District of Columbia, which has subrogation claims in regard to the individual plaintiffs, appealed. On January 10, 2008, the District of Columbia Court of Appeals unanimously upheld the dismissal. On February 22, 2008, the District and the individual plaintiffs filed petitions for rehearing or rehearing en banc. On June 9, 2008, the court denied the petition. On October 23, 2008, the District and the individual plaintiffs filed a Petition for writ of certiorari in the United States Supreme Court.

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

      In the previously reported New York City municipal case, the defendants moved to dismiss the suit pursuant to the PLCAA. The trial judge found the PLCAA to be constitutional, but denied the defendants' motion to dismiss the case, on the basis that the Act was not applicable to the suit. The defendants were given leave to appeal to the U.S. Court of Appeals for the Second Circuit. The Second Circuit affirmed the constitutionality of the PLCAA and reversed on applicability, holding that the PLCAA did apply. The case was remanded for dismissal. On June 16, 2008, the City filed a petition for rehearing or rehearing en banc. On August 20, 2008, the City's petition was denied by the Second Circuit. On October 20, 2008, the City filed a Petition for writ of certiorari in the United States Supreme Court.

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

      The Company has reported all cases instituted against it through June 28, 2008 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports to which reference is hereby made.

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

      Historically, the Company has not required external financing. Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of cash through issuance of short-term or long-term debt. In the fourth quarter of 2007, the Company secured a $25 million credit facility. This credit facility remained unused at September 27, 2008. In October 2008, the Company drew down $1 million from its $25 million credit facility to provide additional working capital. The credit facility expires on December 13, 2008, at which time the Company intends on renewing the credit facility for another year, subject to bank approval. The Company plans to use this credit facility to fund its operational cash needs until the financial and credit markets stabilize.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The Company's management, with the participation of the Company's Chief Executive Officer and Treasurer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (the "Disclosure Controls and Procedures"), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the September 27, 2008.

      Based on the evaluation, the Company's Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of September 27, 2008, such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Additionally, the Company's Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company's control over financial reporting that occurred during the quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

      The Company has reported all cases instituted against it through June 28, 2008, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

      No cases were formally instituted against the Company during the three months ending September 27, 2008.

      During the three months ending September 27, 2008, no previously reported cases were settled.

      On July 10, 2008, in the previously reported case Watkins v. Company, et al (PA), an order was entered sustaining the Company's preliminary objections that the claims are barred under the Protection of Lawful Commerce in Arms Act. On August 8, 2008, plaintiff filed a notice of appeal and on August 21, 2008, the Company filed a motion to quash the appeal on the basis that the order was not a final appealable order but only interlocutory in nature. On September 18, 2008, the Appellate Court granted the motion to quash.

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

            31.1 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          STURM, RUGER & COMPANY, INC.

             FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2008

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STURM, RUGER & COMPANY, INC.
                                            ------------------------------------

Date: October 29, 2008                      /S/ THOMAS A. DINEEN
                                            ------------------------------------
                                            Thomas A. Dineen
                                            Principal Financial Officer,
                                            Vice President, Treasurer and
                                            Chief Financial Officer