Form 10-K
period 2008-12-31
STURM RUGER & CO INC
filed 2009-02-24
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
       PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008: Common Stock, $1 par value - $

The number of shares outstanding of the registrant's common stock as of February 17, 2009: Common Stock, $1 par value - 19,046,780 shares

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's Proxy Statement relating to the 2009Annual Meeting of Stockholders to be held April 29, 2009 are incorporated by reference into
Part III (Items 10 through 14) of this Report.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business............................................................  4

Item 1A. Risk Factors........................................................ 10

Item 1B. Unresolved Staff Comments........................................... 16

Item 2.  Properties.......................................................... 17

Item 3.  Legal Proceedings................................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders................. 18

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities................. 19

Item 6.  Selected Financial Data............................................. 22

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 42

Item 8.  Financial Statements and Supplementary Data......................... 43

Item 9.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure ............................................. 72

Item 9A. Controls and Procedures............................................. 72

Item 9B. Other Information................................................... 73

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.............. 74

Item 11. Executive Compensation.............................................. 74

Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................... 74

Item 13. Certain Relationships and Related Transactions, and Director
           Independence...................................................... 74

Item 14. Principal Accountant Fees and Services.............................. 74

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.......................... 75

Signatures................................................................... 80
Exhibit Index................................................................ 81
Financial Statement Schedule................................................. 86
Exhibits..................................................................... 88

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

PART I

ITEM 1--BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 96% of the Company's total sales for the year ended December 31, 2008 were from the firearms segment, and approximately 4% were from investment castings. Export sales represent less than 6% of firearms sales. The Company's design and manufacturing operations are located in the United States and most product content is domestic.

The Company has been in the business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company offers products in four industry product categories - rifles, shotguns, pistols, and revolvers. The Company's firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment. Investment castings sold to outside customers, either directly to or through manufacturers' representatives, represented approximately 4% of the Company's total sales for the year ended December 31, 2008. In July 2006, the Company announced the cessation of the titanium castings portion of its investment casting operations. This cessation of operations was completed in 2007, at which time the Company consolidated its Arizona casting operations into its New Hampshire casting operations.

For the years ended December 31, 2008, 2007, and 2006, net sales attributable to the Company's firearms operations were approximately, $174.4 million, $144.2 million and $139.1 million or approximately 96%, 92%, and 83%, respectively, of total net sales. The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations.

Firearms Products

The Company presently manufactures firearm products, under the "Ruger" name and trademark, in the following industry categories:

Rifles                                        Shotguns
  o Single-shot                                 o Over and Under
  o Autoloading
  o Bolt-action
  o Lever action

Pistols                                       Revolvers
  o Rimfire autoloading                         o Single action
  o Centerfire autoloading                      o Double action

Most firearms are available in several models based upon caliber, finish, barrel length, and other features. Many of the firearms introduced by the Company over the years have become "classics" which have retained their popularity for decades and are sought by collectors.

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Sales of rifles by the Company accounted for approximately $69.4 million, $64.9 million, and $58.4 million, of revenues for the years 2008, 2007 and 2006, respectively.

Shotguns

A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. Sales of shotguns by the Company accounted for approximately $1.5 million, $3.8 million, and $5.5 million of revenues for the years 2008, 2007 and 2006, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Sales of pistols by the Company accounted for approximately $52.5 million, $33.4 million, and $31.9 million of revenues for the years 2008, 2007 and 2006, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Sales of revolvers by the Company accounted for approximately $41.0 million, $35.6 million, and $37.6 million of revenues for the years 2008, 2007, and 2006, respectively.

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $9.9 million, $6.5 million, and $5.7 million of revenues for the years 2008, 2007 and 2006, respectively.

Investment Casting Products

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment. Investment castings sold to outside customers, either directly to or through manufacturers' representatives, represented approximately 4% of the Company's total sales for the year ended December 31, 2008. In July 2006, the Company announced the cessation of the titanium castings portion of its investment casting operations. This cessation of operations was completed in 2007, at which time the Company consolidated its Arizona casting operations into its New Hampshire casting operations.

Net sales attributable to the Company's investment casting operations (excluding intercompany transactions) accounted for approximately $7.1 million, $12.3 million, and $28.5 million, or approximately 4%, 8%, and 17% of the Company's total net sales for 2008, 2007, and 2006, respectively.

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

Marketing and Distribution

Firearms

The Company's firearms are primarily marketed through a network of selected Federally-licensed independent wholesale distributors who purchase the products directly from the Company. They resell to Federally-licensed retail firearms dealers who in turn resell to legally authorized end-users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 15 distributors service the domestic commercial market, with an additional 12 distributors servicing the domestic law enforcement market and two distributors servicing the Canadian market. Six of the Company's distributors service both the domestic commercial market and the domestic law enforcement market.

One customer accounted for approximately 13%, 13%, and 13% of net firearms sales and 12%, 12%, and 11% of consolidated net sales in 2008, 2007, and 2006, respectively. A second customer accounted for approximately 12%, 12%, and 13% of net firearms sales and 11%, 11%, and 11% of consolidated net sales in 2008, 2007, and 2006, respectively. A third customer accounted for approximately 12% and 13% of the Company's net firearms sales and 11% and 10% of consolidated net sales in 2007 and 2006, respectively. A fourth customer accounted for approximately 10% and 10% of net firearms sales in 2008 and 2006, respectively.

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

Prior to 2006, the Company received one cancelable annual order in December from each of its distributors. Effective December 1, 2006 the Company changed the manner in which distributors order firearms, and began receiving firm, non-cancelable purchase orders on a frequent basis, with most orders for immediate delivery. As of February 1, 2009, the order backlog was $87 million. As of February 1, 2008, order backlog was approximately $20 million. Shipments in 2009 will be essentially limited to units produced as finished goods inventory was largely depleted during the fourth quarter of 2008.

The Company does not consider its overall firearms business to be predictably seasonal; however, sales of many models of firearms are usually lower in the third quarter of the fiscal year.

Investment Castings

The investment casting segment's principal markets are commercial, sporting goods, and military. Sales are made directly to customers or through manufacturers' representatives. The Company produces various products for a number of customers in a variety of industries, including approximately 20 firearms and firearms component manufacturers. The investment castings segment provides castings for the Company's firearms segment.

The Company continues to evaluate the viability and profitability of the commercial castings market.

Competition

Firearms

Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category, such as rifles or pistols, several competitors manufacture products in the same four industry categories as the Company (rifles, shotguns, pistols, and revolvers). Some of these competitors are subsidiaries of larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company's ability to compete. The principal methods of competition in the industry are product innovation, quality, availability, and price. The Company believes that it can compete effectively with all of its present competitors.

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

Employees

As of February 1, 2009, the Company employed approximately 1,150 full-time employees of which approximately 53% had at least ten years of service with the Company.

None of the Company's employees are subject to a collective bargaining agreement.

Research and Development

In 2008, 2007, and 2006, the Company spent approximately $1.5 million, $0.7 million, and $0.6 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 15, 2009, the Company had approximately 17 employees whose primary responsibilities were research and development activities.

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

       Name                    Age                         Position With Company
---------------------------------------------------------------------------------------------------
Michael O. Fifer               51             Chief Executive Officer

Thomas A. Dineen               40             Vice President, Treasurer and Chief Financial Officer

Christopher J. Killoy          50             Vice President of Sales and Marketing

Mark T. Lang                   52             Group Vice President

Thomas P. Sullivan             48             Vice President of Newport Operations

Leslie M. Gasper               55             Corporate Secretary

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

Mark T. Lang joined the Company as Group Vice President on February 18, 2008. Mr. Lang is responsible for management of the Prescott Firearms Division and the Company's acquisition efforts. Prior to joining the Company, Mr. Lang was President of the Custom Products Business at Mueller Industries, Inc. Prior to joining Mueller, Mr. Lang was the Vice President of Operations for the Automotive Division of Thomas and Betts, Inc.

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

Where You Can Find More Information

The Company is a reporting company and is therefore subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and accordingly files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, the Company's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Additionally, the Company's corporate governance materials, including its Corporate Governance Guidelines; the charters of the Audit, Compensation, and Nominating and Corporate Governance committees; and the Code of Business Conduct and Ethics may also be found under the "Stockholder Relations" section of the Company's Internet site at www.ruger.com. A copy of the foregoing corporate governance materials are available upon written request of the Corporate Secretary at Sturm, Ruger & Company, Inc., Lacey Place, Southport, Connecticut 06890.

ITEM 1A--RISK FACTORS

In evaluating the Company's business, the following risk factors, as well as other information in this report, should be carefully considered.

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

Until November 30, 1998, the "Brady Law" mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the "Brady Law" and the National Instant Check System have not had a significant effect on the Company's sales of firearms, nor does it anticipate any impact on sales in the future. On September 13, 1994, the "Crime Bill" banned so-called "assault weapons." All the Company's then-manufactured commercially-sold long guns were exempted by name as "legitimate sporting firearms." This ban expired by operation of law on September 13, 2004. The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

Firearms Litigation

(The following disclosures within "Firearms Litigation" are identical to the disclosures within Note 6 of the notes to the financial statements-Contingent Liabilities.)

As of December 31, 2008, the Company was a defendant in approximately 6 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into one of the two following categories:

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

The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case involving firearms, the allegations are unfounded, and that the shootings and any results from the shootings were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses to the suits brought by governmental entities further exist based on, among other things, the Protection of Lawful Commerce in Arms Act, established state law precluding recovery for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.

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

The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. The defendants filed a motion to dismiss pursuant to the PLCAA. On November 23, 2005, the state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007. On October 29, 2007, the Indiana Appellate Court affirmed, holding that the PLCAA does not apply to the City's claims. A petition for rehearing was filed in the Appellate Court and denied on January 9, 2008. On February 8, 2008, a Petition to Transfer the appeal to the Supreme Court of Indiana was filed. The petition was denied on January 13, 2009 and the case was remanded to the trial court.

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

Punitive damages, as well as compensatory damages, are demanded in certain of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. For claims made after July

10, 2000, coverage is provided on an annual basis for losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims, which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $12.2 million and $5.0 at December 31, 2008 and 2007, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2008 and 2007, the Company was a defendant in 6 and 5 lawsuits, respectively, involving its products and is aware of other such claims. During the year ended December 31, 2008 and 2007, respectively, 1 and 2 claims were filed against the Company, 0 and 1 claims were dismissed, and 0 and 0 claims were settled.

During the years ended December 31, 2008 and 2007, the Company incurred product liability expense of $0.9 million and $1.7 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

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

The Company has reported all cases instituted against it through September 27, 2008 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports to which reference is hereby made.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2008 follows:

Balance Sheet Roll-forward for Product Liability Reserve
(Dollars in thousands)

                                                             Cash Payments
                                                             -------------
                                      Accrued
                         Balance        Legal                                                                       Balance
                    Beginning of      Expense      Legal Fees      Settlements       Insurance         Admin.        End of
                        Year (a)          (b)             (c)              (d)        Premiums        Expense       Year (a)
                    -----------------------------------------------------------------------------------------------------
2006                    $2,196          $688        $(1,000)          $(143)             N/A            N/A          $1,741

2007                     1,741           639           (447)              -              N/A            N/A           1,933

2008                     1,933           176           (358)             (7)             N/A            N/A           1,744

Income Statement Detail for Product Liability Expense
(Dollars in thousands)

                         Accrued       Insurance                   Total Product
                           Legal         Premium          Admin.       Liability
                     Expense (b)     Expense (e)     Expense (f)         Expense
                     -----------------------------------------------------------
2006                        $688         $1,141            $691          $2,520

2007                         639            748             299           1,686

2008                         176            739               -             915

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

Environmental

The Company is subject to numerous federal, state and local laws and governmental regulations and related state laws. These laws generally relate to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at the Company's manufacturing facilities and at third-party or formerly owned sites at which contaminants generated by the Company may be located. This requires the Company to make capital and other expenses.

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

Reliance on Two Facilities

The Newport, New Hampshire and Prescott, Arizona facilities are critical to the Company's success. These facilities house the Company's principal production, research, development, engineering, design, and shipping. Any event that causes a disruption of the operation of either of these facilities for even a relatively short period of time might have a material adverse affect on the Company's ability to produce and ship products and to provide service to its customers.

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

ITEM 1B--UNRESOLVED STAFF COMMENTS

None

ITEM 2--PROPERTIES

The Company's manufacturing operations are carried out at two facilities. The following table sets forth certain information regarding each of these facilities:

                                    Approximate
                                  Aggregate Usable
                                    Square Feet       Status        Segment
                                  ----------------------------------------------
Newport, New Hampshire                 350,000         Owned   Firearms/Castings
Prescott, Arizona                      230,000        Leased       Firearms

Each facility contains enclosed ranges for testing firearms and also contains modern tool room facilities. The lease of the Prescott facility provides for rental payments, which are approximately equivalent to estimated rates for real property taxes. The Company consolidated its casting operations in its Newport, New Hampshire foundry in 2007.

The Company has three other facilities that were not used in its manufacturing operations in 2008:

                                    Approximate
                                  Aggregate Usable
                                    Square Feet       Status        Segment
                                  ----------------------------------------------
Southport, Connecticut (Station          5,000         Owned     Not Utilized
Street property)
Southport, Connecticut                  25,000         Owned       Corporate
(Lacey Place property)
Newport, New Hampshire                 300,000         Owned     Firearms (a)
(Dorr Woolen Building)

(a) In 2005, the Company relocated its firearms shipping department into a portion of the Dorr Woolen Building. In 2006, certain of the Company's sales department personnel were moved into the same facility.

There are no mortgages or any other major encumbrance on any of the real estate owned by the Company. The Company sold some of its non-manufacturing real property assets in 2007. The three non-manufacturing facilities identified above are listed for sale.

The Company's principal executive offices are located in Southport, Connecticut. The Company believes that its existing facilities are suitable and adequate for its present purposes.

ITEM 3--LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 6 to this Form 10-K report, which is incorporated herein by reference.

The Company has reported all cases instituted against it through September 27, 2008, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

One case was formally instituted against the Company during the three months ending December 31, 2008:

Chan v. Company, et al (CA) in the Superior Court of the State of California for the County of Los Angeles - Central District. The complaint, which was received on October 14, 2008, alleges that the plaintiff was exposed to chemical products, including aluminum parts provided by the Company, resulting in chronic hepatitis. Compensatory damages and costs are demanded.

During the three months ending December 31, 2008, no previously reported cases were settled.

On February 11, 2009, the previously reported Pearce v. Company, et al (MA) case was settled. The settlement amount was within the limits of the Company's self-insurance coverage and self-insurance retention.

For a description of all pending lawsuits against the Company through September 28, 2008, reference is made to the discussion under the caption "Item 1. LEGAL PROCEEDINGS" of the Company's Quarterly Reports on Form 10-Q for the quarters ended September 30, 1999, March 31 and September 30, 2000, and June 30, 2007.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "RGR." At February 1, 2009, the Company had 1,818 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported on the New York Stock Exchange and dividends paid on Common Stock.

                                                             Dividends
                                    High           Low       Per Share
       ---------------------------------------------------------------
       2007:
            First Quarter          $13.27        $ 8.91             -
            Second Quarter          15.49         11.77             -
            Third Quarter           20.94         13.86             -
            Fourth Quarter          18.35          7.22             -
       ---------------------------------------------------------------
       2008:
            First Quarter          $ 9.32        $ 7.32             -
            Second Quarter           8.88          6.95             -
            Third Quarter            7.84          5.60             -
            Fourth Quarter           7.44          4.36             -
       ---------------------------------------------------------------

Issuer Repurchase of Equity Securities

                                                                                Approximate Dollar
                                                                                  Value of Shares
                           Total Number                     Total Number of      that may yet be
                             of Shares    Average Price     Shares Purchased   Purchased Under the
   Dates                     Purchased    Paid Per Share   Under the Program          Program
   -----------------------------------------------------------------------------------------------
   October 2008               364,000         $6.87             364,000             $            -
   -----------------------------------------------------------------------------------------------
   November 2008                    -           -                     -             $            -
   -----------------------------------------------------------------------------------------------
   December 2008               47,000         $5.98              47,000             $  4.7 million
   -----------------------------------------------------------------------------------------------
   Total                      411,000         $8.02             411,000             $  4.7 million
   ===============================================================================================

All of these purchases were made with cash held by the Company and no debt was incurred.

Comparison of Five-Year Cumulative Total Return *
Sturm, Ruger & Company, Inc., Standard & Poor's 500 and
Value Line Recreation Index
(Performance Results through 12/31/08)

[GRAPHIC OMMITED]

Assumes $100 invested at the close of trading December 31, 2003 in Sturm, Ruger & Company, Inc. Common Stock, Standard & Poor's 500 and Value Line Recreation Index.

* Cumulative total return assumes reinvestment of dividends.

Source:  Value Line, Inc.

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

                                        2003        2004        2005         2006         2007        2008
Sturm, Ruger & Company, Inc.          100.00       83.75       67.36        92.24        79.56       57.36
Standard & Poor's 500                 100.00      108.99      112.26       127.55       132.06       81.23
Value Line Recreation Index           100.00      135.42      126.33       142.41       127.12       80.34

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2008:

======================================================================================================
                                 Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------
                                                                                Number of securities
                                                                               remaining available for
                                                                                future issuance under
                            Number of securities to      Weighted-average        equity compensation
                            be issued upon exercise     exercise price of         plans (excluding
                            of outstanding options,    outstanding options,    securities reflected in
                              warrants and rights      warrants and rights           column (a))
      Plan category                   (a)                      (b)                       (c)
------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders
------------------------------------------------------------------------------------------------------
1998 Stock Incentive Plan           600,000               $7.77 per share                 -
------------------------------------------------------------------------------------------------------
2001 Stock Option Plan
for Non-Employee Directors          180,000               $8.75 per share                 -
------------------------------------------------------------------------------------------------------
2007 Stock Incentive Plan           640,250              $10.26 per share             1,909,750
------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders
------------------------------------------------------------------------------------------------------
None.
------------------------------------------------------------------------------------------------------
          Total                    1,420,250             $9.02 per share              1,909,750
======================================================================================================

ITEM 6--SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------------
                                                                              December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                  2008            2007            2006            2005            2004
-------------------------------------------------------------------------------------------------------------------------
Net firearms sales                            $   174,416     $   144,222     $   139,110     $   132,805     $   124,924
Net castings sales                                  7,067          12,263          28,510          21,917          20,700
-------------------------------------------------------------------------------------------------------------------------
Total net sales                                   181,483         156,485         167,620         154,722         145,624
=========================================================================================================================
Cost of products sold                             138,730         117,186         139,610         124,826         115,725
Gross profit                                       42,753          39,299          28,010          29,896          29,899
Income before income taxes                         13,978          16,659           1,843           1,442           8,051
Income taxes                                        5,312           6,330             739             578           3,228
Net income                                    $     8,666     $    10,329     $     1,104     $       864     $     4,823
Basic and diluted earnings per share                 0.43            0.46            0.04            0.03            0.18
Cash dividends per share                      $      0.00     $      0.00     $      0.00     $      0.30     $      0.60

                                                                              December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                  2008            2007            2006            2005            2004
-------------------------------------------------------------------------------------------------------------------------
Working capital                               $    46,250     $    53,264     $    60,522     $    83,522     $    90,947
Total assets                                      112,760         101,882         117,066         139,639         147,460
Total stockholders' equity                         65,603          76,069          87,326         111,578         120,687
Book value per share                          $      3.44     $      3.57     $      3.86     $      4.15     $      4.48
Return on stockholders' equity                       12.2%           12.6%            1.3%            0.8%            4.0%
Current ratio                                    2.6 to 1        3.6 to 1        3.8 to 1        5.5 to 1        5.7 to 1
Common shares outstanding                      19,047,300      20,571,800      22,638,700      26,910,700      26,910,700
Number of stockholders of record                    1,841           1,769           1,851           1,922           1,977
Number of employees                                 1,145           1,154           1,108           1,250           1,291

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 96% of the Company's total sales for the year ended December 31, 2008 were from the firearms segment, and approximately 4% were from investment castings. Export sales represent approximately 6% of firearms sales. The Company's design and manufacturing operations are located in the United States and most product content is domestic. The Company's firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment. Investment castings sold to outside customers, either directly to or through manufacturers' representatives, represented approximately 4% of the Company's total sales for the year ended December 31, 2008. In July 2006, the Company announced the cessation of the titanium castings portion of its investment casting operations. This cessation of operations was completed in 2007, at which time the Company consolidated its Arizona casting operations into its New Hampshire casting operations.

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

Results of Operations

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

                                  ----------------------------------------------
                                    2008          2007         2006        2005
                                  ----------------------------------------------
Units Ordered                     776,400       485,000      (1)         (1)

Units Produced                    600,600       464,900      419,800     414,600

Units Shipped                     626,500       481,800      475,900     460,200

Average Sales Price                  $278          $299         $292        $289

Units on Backorder                175,900        36,500      (1)         (1)

Units - Company Inventory          12,400        38,300       55,200     111,246

Units - Distributor Inventory      57,500        62,000       57,100      70,498
(2)

Castings Setups                   144,600       156,100      169,100     174,443

Orders Received and Ending Backlog

(in millions except average sales price, including Federal Excise Tax):

                                                  ----------------
                                                   2008       2007
                                                  ----------------
Orders Received                                   $233.8    $156.4

Average Sales Price of Orders Received
(Note 3)                                            $301      $322

Ending Backlog (Note 3)                            $47.8     $17.9

Average Sales Price of Ending Backlog
(Note 3)                                            $269      $444

(1) Prior to 2006, the Company received one cancelable annual firearms order in December from each of its distributors. Effective December 1, 2006, the Company changed the manner in which distributors order firearms, and began receiving firm, non-cancelable purchase orders on a frequent basis, with most orders for immediate delivery. Because of this change, comparable data for orders received and units on backorder for prior periods is not meaningful.

(2)   Distributor ending inventory as provided by the Company's distributors.

(3) Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

The increase in orders received in 2008 is attributable to the following:
      1.    Increased demand for firearms during the fourth quarter,
      2.    New products introduced in 2008, and
      3.    Increased production and order fulfillment in 2008.

The product mix of orders received in 2008 shows an increase in demand for firearms related to self defense, including the LCP pistol, which was introduced in the first quarter of 2008.

The decrease in the average sales price of the units in backlog in 2008 is due to the large quantity of new products in the backlog with lower unit sales prices and a reduction in backlog for certain rifle products where production has increased to meet demand.

Orders for certain discontinued models totaling $3.7 million at the end of 2007 were cancelled and have been eliminated from the 2008 backlog information. These orders were included in the backlog for 2007, and their elimination had a significant impact on the change in average sales price of the ending backlog from 2007 to 2008.

The increase in the order backlog is due to the strong incoming order rate for new products and the increase in overall demand that occurred in the fourth quarter. Shipments in 2009 will be essentially limited to units produced as finished goods inventory was largely depleted during the fourth quarter of 2008.

Production

Production rates, which started to increase late in 2007, have continued to improve throughout 2008. This allowed for a 29% increase in unit production from 2007 to 2008.

The Company continues to work on the transition from large-scale batch production to lean manufacturing, with an emphasis on setting up manufacturing cells that facilitate flow production and pull systems. The focus now is on establishing single-piece flow cells for small parts manufacturing, refining existing cells, developing pull systems, managing vendors, and increasing capacity for the products with the greatest unmet demand. There is also considerable, on-going engineering work in process to re-engineer existing product designs for improved manufacturability.

Inventories

The Company's finished goods unit inventory levels decreased in 2008, ending at a recent historic low. Finished goods inventories are anticipated to increase during the later half of 2009 as safety stock levels are rebuilt when the current, unusually high level of demand subsides.

Quarterly Summary Unit Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

                                                       2008
                                  ----------------------------------------------
                                     Q4           Q3            Q2          Q1
                                  ----------------------------------------------

     Units Ordered                270,400      125,700       120,300     260,100

     Units Produced               167,100      158,900       150,600     124,000

     Units Shipped                208,100      146,000       136,700     135,700

     Average Sales Price             $275         $276          $270        $296

     Units on Backorder           175,900      115,300       137,700     157,100

     Units - Company Inventory
                                   12,400       52,600        40,200      24,900

     Units - Distributor
         Inventory (1)             57,500       65,800        62,900      61,800

                                                        2007
                                  ----------------------------------------------
                                     Q4           Q3            Q2          Q1
                                  ----------------------------------------------

     Units Ordered                113,100       80,900     115,300       175,700

     Units Produced               104,900      100,800     132,000       127,200

     Units Shipped                111,900       98,600     129,600       141,700

     Average Sales Price             $283         $297        $306          $308

     Units on Backorder            36,500       35,700      53,400        68,300

     Units - Company Inventory
                                   38,300       45,300      43,100        40,700

     Units - Distributor
         Inventory (1)             62,000       70,500      78,800        60,000

(1)   Distributor ending inventory as provided by the Company's distributors.

(in millions except average sales price, including Federal Excise Tax)

                                                                          2008
                                  ----------------------------------------------
                                     Q4           Q3            Q2          Q1
                                  ----------------------------------------------

     Orders Received                $86.1       $33.5         $37.0        $73.8

     Average Sales Price of
     Orders Received                $287        $267          $275         $257

     Ending Backlog                 $47.8       $27.9         $33.7        $40.7

     Average Sales Price of
     Ending Backlog                 $269        $242          $245         $234

                                                                   2007
                                  ----------------------------------------------
                                     Q4           Q3            Q2          Q1
                                  ----------------------------------------------

     Orders Received               $32.8        $25.4         $39.1        $58.9

     Average Sales Price of
     Orders Received               $262         $284           $307        $303

     Ending Backlog                $17.9        $16.2         $23.3        $27.9

     Average Sales Price of
     Ending Backlog                $444         $411           $395        $370

Note: Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Year ended December 31, 2008, as compared to year ended December 31, 2007:

Sales

Consolidated net sales were $181.5 million in 2008. This represents an increase of $25.0 million or 16.0% from 2007 consolidated net sales of $156.5 million.

Firearms segment net sales were $174.4 million in 2008. This represents an increase of $30.2 million or 20.9% from 2007 firearm net sales of $144.2 million. Firearms unit shipments increased 30.0% in 2008 due to increased shipments of pistols, rifles and revolvers. This increase is attributable to the introduction of new products in 2008, increased production of mature products, and increased overall industry demand. A shift in product mix toward firearms with lower unit sales prices, including some new products, resulted in the greater percentage increase in unit shipments than sales.

Casting segment net sales were $7.1 million in 2008. This represents a decrease of $5.2 million or 42.4% from 2007 casting sales of $12.3 million.

The casting sales decrease in 2008 primarily reflects the cessation of titanium casting operations, as previously announced by the Company in July 2006. In 2007, titanium casting sales were $3.2 million of total casting sales. In 2007, the Company significantly increased prices to certain external customers, seeking to improve margins and free up available capacity for additional internal use. Certain customers accepted the price increases while others moved their business away from the Company as anticipated.

Cost of Products Sold and Gross Margin

Consolidated cost of products sold was $138.7 million in 2008. This represents an increase of $21.5 million or 18.4% from 2007 consolidated cost of products sold of $117.2 million.

The gross margin as a percent of sales was 23.6% in 2008. This represents a decrease from the 2007 gross margin of 25.1% as illustrated below:

                                                                             December 31,
--------------------------------------------------------------------------------------------------------
                                                                   2008                      2007
--------------------------------------------------------------------------------------------------------
Net sales                                                 $181,483      100.0%       $156,485     100.0%

Cost of products sold, before LIFO, overhead and
labor rate adjustments to inventory, product
liability and product recall                               136,172       75.0%        123,170      78.7%

LIFO expense (income)                                          781        0.4%        (9,074)      (5.8)%

Overhead rate adjustments to inventory                     (1,389)      (0.7)%          1,404       0.9%

Labor rate adjustments to inventory                        (1,251)      (0.7)%              -         -

Product liability                                              915        0.5%          1,686       1.1%

Product recalls                                              3,502        1.9%              -         -
--------------------------------------------------------------------------------------------------------

Total cost of products sold                                138,730       76.4%        117,186      74.9%
--------------------------------------------------------------------------------------------------------

Gross margin                                              $ 42,753       23.6%       $ 39,299      25.1%
========================================================================================================

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall-- In 2008, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall decreased as a percentage of sales by 3.7% compared to the comparable 2007. The decrease was primarily related to increased comparable period sales and production while holding fixed-overhead expenses fairly stable and decreases in non-personnel variable-overhead spending.

Excess and Obsolete Inventory--The excess and obsolete inventory reserve balances as of December 31, 2008 and December 31, 2007 were $3.6 million and $4.1 million, respectively. The reduction was principally attributable to continued reduction in work-in-process inventory.

LIFO--In 2008, gross inventories were reduced by $4.5 million compared to a decrease in gross inventories of $23.1 million in 2007. In 2008 the Company recognized a LIFO charge resulting in increased cost of products sold of $0.8 million compared to LIFO income and decreased cost of products sold of $9.1 million in 2007.

Overhead Rate Change--In the first half of 2008, increased expenses incurred related to expanding manufacturing capacity resulted in an increase in overhead absorbed into inventory of $1.5 million and a corresponding reduction in cost of sales. In the latter half of 2008, the change in inventory value resulting from the change in the overhead rates used to absorb overhead expenses into inventory was a decrease in inventory of $0.1 million.

The net impact in 2008 from the change in the overhead rates used to absorb overhead expenses into inventory was an increase to inventory of $1.4 million. This increase in inventory value resulted in a decrease to cost of sales in 2008.

In 2007, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was a decrease of $1.4 million. This reduction in inventory value resulted in an increase to cost of products sold.

Labor Rate Adjustments--Effective April 1, 2008, the Company changed its methodology for estimating standard direct labor rates for its firearms. This change in estimation resulted in an increase to gross inventories of $1.9 million and a corresponding reduction in cost of sales. For the remainder of 2008, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was a decrease in inventory of $0.6 million, reflecting continued improvement of labor efficiency.

The net impact in 2008 from the change in the labor rates used to absorb labor expenses into inventory was an increase to inventory of $1.3 million. This increase in inventory value resulted in a decrease to cost of sales in 2008.

Product Liability--During the years ended December 31, 2008 and 2007, the Company incurred product liability expense of $0.9 million and $1.7 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. See Note 6 to the notes to the financial statements "Contingent Liabilities" for further discussion of the Company's product liability.

Product Recalls-In 2008, the Company received a small number of reports from the field that its SR9 pistols, and later, its LCP pistols, could discharge if dropped onto a hard surface. The Company began recalling SR9 pistols in April 2008 and LCP pistols in October 2008 to offer free safety retrofits. The estimated cost of these safety retrofit programs of approximately $3.5 million was recorded in 2008. At December 31, 2008, an accrual of $1.5 million remains.

Gross Margin--Gross margin was $42.8 million or 23.6% of sales in 2008. This is an increase of $3.5 million or 8.7% from 2007 gross margin of $39.3 million or 25.1% of sales.

Selling, General and Administrative

Selling, general and administrative expenses were $30.1 million in 2008. This represents an increase of $1.3 million or 4.5% from 2007 selling, general and administrative expenses of $28.8 million. The increase reflects increased advertising and sales promotion expenses, many of which related to new products, and greater personnel-related expenses.

Pension Curtailment Charge

In 2007, the Company amended its hourly and salaried defined benefit pension plans which resulted in a $1.2 million pension curtailment charge. No such charge was incurred in 2008.

Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following:

      Year ended December 31,                            2008       2007
      ------------------------------------------------------------------

      Gain on sale of operating assets (a)              $ (95)     $(472)
      Impairment of operating assets (b)                    -        489
      Gain on sale of real estate (c)                       -     (1,521)
      Impairment of real estate held for sale (d)           -      1,775
      Frozen defined benefit pension plan income         (745)          -
      ------------------------------------------------------------------

      Total other operating expenses (income), net     $ (840)     $ 271
      ==================================================================

      (a) The gain on sale of operating assets was generated primarily from the sale of used machinery and equipment. The used equipment sold in 2008 was previously used in firearms manufacturing. Most of the used machinery and equipment sold in 2007 was related to titanium investment casting.

      (b) In 2007, the Company recognized an impairment charge of $0.5 million related to machinery and equipment previously in the Company's Arizona investment casting operations.

      (c) In 2007, the Company sold a facility in Arizona for $5.0 million. This facility had not been used in the Company's operations for several years. The Company realized a gain of approximately $1.5 million from this sale. The Company has three additional non-manufacturing properties listed for sale, two in Connecticut and one in New Hampshire. The Company does not, however, expect to sell them anytime soon due to the currently depressed real estate market.

      (d) In the fourth quarter of 2007, the Company recognized an asset impairment charge of $1.8 million related to the Dorr Building, a non-manufacturing property in New Hampshire that has been for sale for an extended period of time without any meaningful market interest.

Operating Income--Operating Income was $13.5 million or 7.5% of sales in 2008. This is a 48.5% increase of $4.4 million from 2007 operating income of $9.1 million or 5.8% of sales.

Gain on Sale of Real Estate--In 2007, the $5.2 million gain on sale of real estate reflects the sale of largely undeveloped non-manufacturing real property held for investment.

Interest income

Interest income was $0.4 million in 2008. This represents a decrease of $2.0 million from 2007 interest income of $2.4 million. The decrease is attributable primarily to reduced interest rates in 2008 and secondarily to reduced principal invested.

Income Taxes and Net Income

The effective income tax rate in 2008 was 38.0%, which is consistent with the 2007 effective income tax rate of 38.0%.

As a result of the foregoing factors, consolidated net income was $8.7 million in 2008. This represents a decrease of $1.6 million from 2007 consolidated net income of $10.3 million.

Results of Operations

Year ended December 31, 2007, as compared to year ended December 31, 2006:

Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

                                           ---------------------------------
                                             2007        2006          2005
                                           ---------------------------------

    Units Ordered                          485,000      (1)          (1)

    Units Produced                         464,900      419,800      414,600

    Units Shipped                          481,800      475,900      460,200

    Average Sales Price                       $299         $292         $289

    Units on Backorder                      36,500      (1)          (1)

    Units - Company Inventory               38,300       55,200      111,246

    Units, Distributor Inventory (2)        62,000       57,100       70,498

    Castings Setups                        156,100      169,100      174,443

      (1) Prior to 2006, the Company received one cancelable annual firearms order in December from each of its distributors. Effective December 1, 2006, the Company changed the manner in which distributors order firearms, and began receiving firm, non-cancelable purchase orders on a frequent basis, with most orders for immediate delivery. Because of this change, comparable data for orders received and units on backorder for prior periods is not meaningful.

      (2) Distributor ending inventory as provided by the Company's distributors.

Orders Received

The Company saw unusually high bookings during the 1st quarter of 2007 and then unusually low bookings during the 3rd quarter of 2007. Bookings picked up again during the 4th quarter, gaining strength during the quarter. The Company's distributors indicated anecdotally that this order pattern was in line with what the overall industry experienced during 2007. This order pattern in 2007 was more volatile than the modest seasonality typically encountered in other years. Certain product lines were on backorder throughout the year, including new product introductions and low-volume products that were not in regular production throughout the year. The Company initiated sales promotions during the 3rd and 4th quarters of the year to encourage demand for those product lines where manufacturing capacity exceeded current demand.

Production

Throughout 2007, the Company continued to work on the transition from large-scale batch production to lean manufacturing, with an emphasis on setting up manufacturing cells that facilitate flow production and pull systems. At the end of 2007, the Company had converted over 70% of its batch manufacturing processes to single-piece or small-batch flow cells.

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

The gross margin as a percent of sales was 25.1% in 2007. This represents an increase from the 2006 gross margin of 16.7% as illustrated below:

                                                                    December 31,
-----------------------------------------------------------------------------------------------
                                                          2007                      2006
-----------------------------------------------------------------------------------------------
Net sales                                         $156,485     100.0%       $167,620     100.0%

Cost of products sold, before LIFO, overhead
and labor rate adjustments to inventory, and
product liability                                  123,170      78.7%        135,881      81.1%

LIFO income                                         (9,074)     (5.8)%        (1,233)     (0.7)%

Overhead rate adjustments to inventory               1,404       0.9%          2,681       1.5%

Labor rate adjustments to inventory                      -         -               -         -

Product liability                                    1,686       1.1%          2,281       1.4%
-----------------------------------------------------------------------------------------------

Total cost of products sold                        117,186      74.9%        139,610      83.3%
-----------------------------------------------------------------------------------------------

Gross margin                                      $ 39,299      25.1%       $ 28,010      16.7%
===============================================================================================

Excess and Obsolete Inventory--Prior to 2006, the Company adjusted production schedules to consume on-hand raw material and WIP inventories, regardless of customer demand for the finished goods so produced. This practice led to increased investment in inventory, and an unbalanced finished goods inventory.

Consistent with the change in the manner in which distributors order from the Company, the Company significantly changed its production scheduling philosophy from an annual production cycle to a customer-demand pull system in the fourth quarter of 2006. Under the Company's new system, production is driven solely by customer demand.

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

LIFO--In 2007, gross inventories were reduced by $23.1 million compared to decreases in gross inventories of $24.0 million in 2006. The 2007 inventory reduction resulted in LIFO income and decreased cost of products sold of $9.1 million compared to LIFO income and decreased cost of products sold of $1.2 million in 2006.

Overhead Rate Change-- For the first three quarters of 2007, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was a decrease in inventory of $5.0 million, reflecting continued improvement of labor efficiency. Effective December 31, 2007, the Company changed its methodology for absorbing overhead rates for its firearms. This change in estimation resulted in an increase to gross inventories of $3.6 million and a corresponding reduction in cost of sales in the fourth quarter of 2007.

The net impact in 2007 from the change in the overhead rates used to absorb overhead expenses into inventory was a decrease in inventory of $1.4 million. This decrease in inventory value resulted in an increase to cost of sales in 2007.

In 2006, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was a decrease of $2.7 million. This reduction in inventory value resulted in an increase to cost of products sold.

Product Liability--During the years ended December 31, 2007 and 2006, the Company incurred product liability expense of $1.7 million and $2.3 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. See note 6 to the notes to the financial statements "Contingent Liabilities" for further discussion of the Company's product liability.

Gross Margin--Gross margin was $39.3 million or 25.1% of sales in 2007. This is an increase of $11.3 million or 40.3% from 2006 gross margin of $28.0 million or 16.7% of sales.

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

Pension Curtailment Charge

In 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees will no longer accrue benefits under these plans effective December 31, 2007. This action "froze" the benefits for all employees and prevented future hires from joining the plans, effective December 31, 2007. In 2008, the Company provided supplemental discretionary contributions to substantially all employees' individual 401(k) accounts.

These amendments resulted in a $1.2 million pension curtailment charge that was recognized in 2007.

Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following:

      Year ended December 31,                                  2007        2006
      --------------------------------------------------------------------------

      Gain on sale of operating assets (a)                    $ (472)     $(929)
      Impairment of operating assets (b)                         489        494
      Gain on sale of real estate (c)                         (1,521)      (397)
      Impairment of real estate held for sale (d)              1,775          -
      --------------------------------------------------------------------------

      Total other operating expenses (income), net            $  271      $(832)
      ==========================================================================

      (a) The gain on sale of operating assets was generated primarily from the sale of used machinery and equipment. Most of the used machinery and equipment sold in 2007 and 2006 was related to titanium investment casting.

      (b) In 2007, the Company recognized an impairment charge of $0.5 million related to machinery and equipment previously in the Company's Arizona investment casting operations. In 2006, the Company recognized an impairment charge of $0.5 million related to building improvements at the Dorr Building. The Company had planned to establish a titanium investment castings foundry at Dorr, but that plan was aborted in 2006.

      (c) On April 16, 2007, the Company sold a facility in Arizona for $5.0 million. This facility had not been used in the Company's operations for several years. The Company realized a gain of approximately $1.5 million from this sale. In 2006, the $0.4 million gain on sale of real estate reflects the sale of non-manufacturing real property.

      (d) In the fourth quarter of 2007, the Company recognized an asset impairment charge of $1.8 million related to the Dorr Building, a non-manufacturing property in New Hampshire that had been for sale for an extended period of time without any meaningful market interest.

Operating Income--Operating Income was $9.1 million or 5.8% of sales in 2007. This is an increase of $8.2 million from 2006 operating income of $0.9 million or 0.6% of sales.

Gain on Sale of Real Estate

In 2007, the $5.2 million gain on sale of real estate reflects the sale of largely undeveloped non-manufacturing real property held for investment.

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

Financial Condition

Operations

At December 31, 2008, the Company had cash, cash equivalents and short-term investments of $28.2 million. The Company's pre-LIFO working capital of $90.6 million, less the LIFO reserve of $44.3 million, resulted in working capital of $46.3 million and a current ratio of 2.6 to 1.

Cash provided by operating activities was $11.2 million, $19.3 million, and $30.2 million in 2008, 2007, and 2006, respectively. The decrease in cash provided in 2008 compared to 2007 is principally attributable to a lesser reduction in gross inventory in 2008 compared to 2007 and an increase in accounts receivable in 2008 due to strong fourth quarter sales in 2008. The decrease in cash provided in 2007 compared to 2006 is principally a result of a lesser reduction in gross inventories in 2007 compared to 2006.

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

Investing and Financing

Capital expenditures were $9.5 million, $4.5 million, and $3.9 million in 2008, 2007, and 2006, respectively. In 2009, the Company expects to spend approximately $12 million on capital expenditures to purchase tooling for new product introductions and to upgrade and modernize manufacturing equipment, and to increase capacity of certain products in strong demand. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

In 2008, the Company repurchased 1,535,000 shares of its common stock, representing 7.5% of the outstanding shares, in the open market at an average price of $6.57 per share. In 2007, the Company repurchased 2,216,000 shares of its common stock, representing 9.7% of the then outstanding shares, in the open market at an average price of $8.99 per share. On September 26, 2006, the Company repurchased 4,272,000 shares of its common stock, representing 15.9% of the then outstanding shares, from entities controlled by members of the Ruger family at a price of $5.90 per share. All of these purchases were made with cash held by the Company and no debt was incurred.

There were no dividends paid in 2008, 2007 or 2006. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company's need for funds. The Company does not expect to pay dividends in the near term.

Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of cash through issuance of short-term or long-term debt. In the fourth quarter of 2007, the Company established an unsecured $25 million credit facility. At December 31, 2008, $1.0 million was drawn from this credit facility.

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

In 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees will no longer accrue benefits under them effective December 31, 2007. This action "froze" the benefits for all employees and prevented future hires from joining the plans, effective December 31, 2007. In 2008, the Company provided supplemental discretionary contributions to substantially all employees' individual 401(k) accounts.

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

In 2009 and future years, the Company may be required to make cash contributions to the two defined benefit pension plans according to the new rules of the Pension Protection Act of 2006. The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants. The total amount of these future cash contributions will be dependent on the investment returns generated by the plans' assets and the then-applicable discount rates used to calculate the plans' liabilities. There is no minimum required cash contribution for the defined benefit plans for 2009, but there may be such a requirement in future years because of recent market volatility which has adversely affected investment returns for the plans' assets. The 2009 cash contribution for the defined benefit plans is expected to be approximately $2 million.

In the fourth quarter of 2008, the Company settled $2.3 million of pension liabilities through the purchases of group annuities. This transaction resulted in an insignificant actuarial gain.

In February 2008, the Company made lump sum benefit payments to two participants in its only non-qualified defined benefit plan, the Supplemental Executive Retirement Plan (SERP). These payments, which totaled $2.1 million, represented the actuarial present value of the participants' accrued benefit as of the date of payment. Only one, retired participant remains in this plan.

Contractual Obligations

The table below summarizes the Company's significant contractual obligations at December 31, 2008, and the effect such obligations are expected to have on the Company's liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company's balance sheet as current liabilities at December 31, 2008.

"Purchase Obligations" as used in the below table includes all agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Certain of the Company's purchase orders or contracts for the purchase of raw materials and other goods and services that may not necessarily be enforceable or legally binding on the Company, are also included in "Purchase Obligations" in the table. Certain of the Company's purchase orders or contracts therefore included in the table may represent authorizations to purchase rather than legally binding agreements. The Company expects to fund all of these commitments with cash flows from operations and current cash and short-terms investments.

      =================================================================================================
                                                    Payment due by period (in thousands)
      -------------------------------------------------------------------------------------------------
      Contractual Obligations           Total     Less than 1    1-3 years    3-5 years    More than 5
                                                         year                                    years
      -------------------------------------------------------------------------------------------------
      Long-Term Debt Obligations            -               -            -            -              -
      -------------------------------------------------------------------------------------------------
      Capital Lease Obligations             -               -            -            -              -
      -------------------------------------------------------------------------------------------------
      Operating Lease Obligations           -               -            -            -              -
      -------------------------------------------------------------------------------------------------
      Purchase Obligations            $29,700         $29,700            -            -              -
      -------------------------------------------------------------------------------------------------
      Other Long-Term Liabilities
           Reflected on the
           Registrant's Balance
           Sheet under GAAP                 -               -            -            -              -
      -------------------------------------------------------------------------------------------------

      -------------------------------------------------------------------------------------------------
      Total                           $29,700         $29,700            -            -              -
      =================================================================================================

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007. Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any "uncertain tax positions" in its Federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.4 to $0.7 million exist. The Company had previously recorded $0.4 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties. This amount is included in income taxes payable at December 31, 2008 and 2007. In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of its provision for taxes.

Firearms Legislation and Litigation

See Item 1A - Risk Factors for discussion of firearms legislation and litigation.

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

The valuation of the future defined-benefit pension obligations at December 31, 2008 and 2007 indicated that these plans were underfunded by $16.9 million and $4.8 million, respectively, and resulted in a cumulative other comprehensive loss of $23.0 million and $13.4 million on the Company's balance sheet at December 31, 2008 and 2007, respectively.

The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

Critical Accounting Policies and Estimates

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

     Projected Year                                    Required
     Of Consumption                                   Reserve %
     --------------                                   ---------
         2009                                             2%
         2010                                            10%
         2011                                            35%
         2012 and thereafter                             90%

Recent Accounting Pronouncements

In September 2006, FASB issued FAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were effective for the fiscal year beginning January 1, 2008. The implementation of FAS 157 for certain non-financial assets and liabilities will be effective for fiscal years beginning January 1, 2009.

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

A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's earnings or cash flows. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company's investments.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Sturm, Ruger & Company, Inc. Financial Statements

Reports of Independent Registered Public Accounting Firm                      44

Balance Sheets at December 31, 2008 and 2007                                  46

Statements of Income for the years ended December 31, 2008, 2007 and 2006     48

Statements of Stockholders' Equity for the years ended
December 31, 2008, 2007 and 2006                                              49

Statements of Cash Flows for the years ended
December 31, 2008, 2007 and 2006                                              50

Notes to financial statements                                                 51

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sturm, Ruger & Company, Inc.

We have audited Sturm, Ruger & Company, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Sturm, Ruger & Company, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sturm, Ruger & Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2008 and 2007, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 20, 2009 expressed an unqualified opinion.


/s/McGladrey & Pullen, LLP
Stamford, Connecticut
February 20, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sturm, Ruger & Company, Inc.

We have audited the accompanying balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2008 and 2007, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of Sturm, Ruger & Company, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sturm, Ruger & Company, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sturm, Ruger & Company, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion on the effectiveness of Sturm, Ruger & Company, Inc.'s internal control over financial reporting.


/s/McGladrey & Pullen, LLP
Stamford, Connecticut
February 20, 2009

Balance Sheets
(Dollars in thousands, except per share data)

December 31,                                               2008          2007
-------------------------------------------------------------------------------

Assets

Current Assets
Cash and cash equivalents                               $   9,688     $   5,106
Short-term investments                                     18,558        30,504
Trade receivables, net                                     25,809        15,636

Gross inventories:                                         59,846        64,330
    Less LIFO reserve                                     (44,338)      (46,890)
    Less excess and obsolescence reserve                   (3,569)       (4,143)
-------------------------------------------------------------------------------
    Net inventories                                        11,939        13,297
-------------------------------------------------------------------------------

Deferred income taxes                                       6,400         5,878
Prepaid expenses and other current assets                   3,374         3,091
-------------------------------------------------------------------------------
Total Current Assets                                       75,768        73,512

Property, Plant, and Equipment                            125,026       126,496
     Less allowances for depreciation                     (98,807)     (104,418)
-------------------------------------------------------------------------------
     Net property, plant and equipment                     26,219        22,078
-------------------------------------------------------------------------------

Deferred income taxes                                       7,743         3,626
Other assets                                                3,030         2,666
-------------------------------------------------------------------------------
Total Assets                                            $ 112,760     $ 101,882
===============================================================================

See accompanying notes to financial statements.

December 31,                                               2008          2007
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities
Trade accounts payable and accrued expenses             $  10,235     $   8,102
Product liability                                           1,051         1,208
Employee compensation and benefits                          7,994         4,860
Workers' compensation                                       5,067         5,667
Income taxes payable                                        4,171           411
Line of credit                                              1,000            --
-------------------------------------------------------------------------------
Total Current Liabilities                                  29,518        20,248

Accrued pension liability                                  16,946         4,840
Product liability                                             693           725

Contingent liabilities (Note 6)                                --            --

Stockholders' Equity
Common stock, non-voting, par value $1:
    Authorized shares - 50,000; none issued
Common stock, par value $1:
    Authorized shares - 40,000,000
    2008-22,798,732 issued,
          19,047,323 outstanding
    2007-22,787,812 issued,
          20,571,817 outstanding                           22,799        22,788
Additional paid-in capital                                  2,442         1,836
Retained earnings                                          93,500        84,834
Less: Treasury stock - at cost
    2008 - 3,751,419 shares
    2007 - 2,215,995 shares                               (30,153)      (20,000)
Accumulated other comprehensive loss                      (22,985)      (13,389)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                 65,603        76,069
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity              $ 112,760     $ 101,882
===============================================================================

See accompanying notes to financial statements.

Statements of Income
(In thousands, except per share data)

Year ended December 31,                          2008        2007        2006
-------------------------------------------------------------------------------

Net firearms sales                            $ 174,416   $ 144,222   $ 139,110
Net castings sales                                7,067      12,263      28,510
-------------------------------------------------------------------------------
Total net sales                                 181,483     156,485     167,620

Cost of products sold                           138,730     117,186     139,610

-------------------------------------------------------------------------------
Gross profit                                     42,753      39,299      28,010
-------------------------------------------------------------------------------

Operating Expenses:
    Selling                                      17,189      15,092      15,810
    General and administrative                   12,867      13,678      12,110
    Pension plan curtailment charges                 --       1,143          --
    Other operating (income) expenses, net         (840)        271        (832)
-------------------------------------------------------------------------------
Total operating expenses                         29,216      30,184      27,088

-------------------------------------------------------------------------------
Operating income                                 13,537       9,115         922
-------------------------------------------------------------------------------

Other income:
    Gain on sale of  real estate                     --       5,168          --
    Interest income                                 405       2,368       1,062
    Other income (expense), net                      36           8        (141)
-------------------------------------------------------------------------------
Total other income, net                             441       7,544         921

-------------------------------------------------------------------------------
Income before income taxes                       13,978      16,659       1,843
-------------------------------------------------------------------------------

Income taxes                                      5,312       6,330         739

-------------------------------------------------------------------------------
Net income                                    $   8,666   $  10,329   $   1,104
===============================================================================

Basic and Diluted Earnings Per Share          $    0.43   $    0.46   $    0.04
===============================================================================

Cash Dividends Per Share                      $    0.00   $    0.00   $    0.00
===============================================================================

See accompanying notes to financial statements.

Statements of Stockholders' Equity
(Dollars in thousands)

                                                                                                   Accumulated
                                                              Additional                              Other
                                                  Common       Paid-in     Retained    Treasury   Comprehensive
                                                   Stock       Capital     Earnings      Stock         Loss        Total
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                     $ 26,911     $  2,508     $ 94,334          --     $(12,175)    $111,578
                                                                                                                 --------
     Net income                                                               1,104                                 1,104
     Pension liability, net of deferred
         taxes of $172                                                                                  (258)        (258)
     Stock-based compensation, net of tax                          107                                                107
                                                                                                                 --------
     Comprehensive income                                                                                             953
                                                                                                                 --------
     Repurchase of 4,272,000
          shares of common stock                   (4,272)                  (20,933)                              (25,205)
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                       22,639        2,615       74,505          --      (12,433)      87,326
                                                                                                                 --------
     Net income                                                              10,329                                10,329
     Pension liability, net of
          deferred taxes of $637                                                                        (956)        (956)
     Stock-based compensation, net of tax              30        1,017                                              1,047
                                                                                                                 --------
     Comprehensive income                                                                                          10,420
                                                                                                                 --------
     Exercise of options                              119       (1,796)                                            (1,677)
                                                                                                                 --------
     Repurchase of 2,216,000 shares of
         common stock                                                                  $(20,000)                  (20,000)
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007                       22,788        1,836       84,834     (20,000)     (13,389)      76,069
                                                                                                                 --------
     Net income                                                               8,666                                 8,666
     Pension liability, net of
          deferred taxes of $5,882                                                                    (9,596)      (9,596)
     Stock-based compensation, net of tax              11          606                                                617
                                                                                                                 --------
     Comprehensive loss                                                                                              (313)
                                                                                                                 --------
     Repurchase of 1,535,400 shares of
         common stock                                                                   (10,153)                  (10,153)
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2008                     $ 22,799     $  2,442     $ 93,500    $(30,153)    $(22,985)    $ 65,603
=========================================================================================================================

See accompanying notes to financial statements.

Statements of Cash Flows
(In thousands)

Year ended December 31,                                                      2008          2007          2006
---------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                           $   8,666     $  10,329     $   1,104
     Adjustments to reconcile net income to cash
     provided by operating activities:
         Depreciation                                                         5,365         4,372         3,852
         Impairment of assets                                                    --         2,264           494
         Pension plan curtailment charge                                         --         1,143            --
         Gain on sale of assets                                                 (95)       (7,161)       (1,326)
         Deferred income taxes                                               (4,639)        2,473        (2,759)
         Changes in operating assets and liabilities:
              Trade receivables                                             (10,173)        2,371        (2,230)
              Inventories                                                     1,358        11,109        24,320
              Trade accounts payable and other
                  Liabilities                                                 5,134        (1,001)        3,023
              Product liability                                                (189)          192          (455)
              Prepaid expenses and other assets                               1,995        (6,128)        4,077
              Income taxes                                                    3,760          (643)          119
---------------------------------------------------------------------------------------------------------------
                     Cash provided by operating activities                   11,182        19,320        30,219

Investing Activities
     Property, plant, and equipment additions                                (9,488)       (4,468)       (3,906)
     Purchases of short-term investments                                    (45,363)      (51,328)     (114,585)
     Proceeds from sales or maturities of short-term investments
                                                                             57,309        42,850       114,485
     Net proceeds from sale of assets                                            95        12,542         2,251
---------------------------------------------------------------------------------------------------------------
                     Cash provided by (used for) investing activities          2,553          (404)       (1,755)

Financing Activities
     Cashless exercise of stock options                                          --        (1,126)           --
     Repurchase of common stock                                             (10,153)      (20,000)      (25,205)
     Increase in line of credit                                               1,000            --            --
---------------------------------------------------------------------------------------------------------------
                     Cash used for financing activities                      (9,153)      (21,126)      (25,205)
---------------------------------------------------------------------------------------------------------------

Increase (Decrease) in cash and cash equivalents                              4,582        (2,210)        3,259
Cash and cash equivalents at beginning of year                                5,106         7,316         4,057
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  $   9,688     $   5,106     $   7,316
===============================================================================================================

See accompanying notes to financial statements.

Notes to Financial Statements

1. Significant Accounting Policies

Organization

Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 96% of the Company's total sales for the year ended December 31, 2008 were from the firearms segment. Export sales represent less than 6% of firearms sales. The Company's design and manufacturing operations are located in the United States and most product content is domestic. The Company's firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment. Investment castings sold to outside customers, either directly to or through manufacturers' representatives, were approximately 4% of the Company's total sales for the year ended December 31, 2008.

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

Accounts Receivable

Accounts receivable balances for significant customers follow:

     As of December 31, (in thousands)                  2008        2007
     --------------------------------------------------------------------

     Customer 1                                        $3,914      $1,593
     Customer 2                                        $3,895      $2,931
     Customer 3                                        $3,382      $  893
     Customer 4                                        $3,047      $1,625
     Customer 5                                        $1,961      $2,513
     --------------------------------------------------------------------

The allowance for doubtful accounts and discounts was $0.1 million in both 2008 and 2007.

The Company establishes an allowance for doubtful accounts based on the credit worthiness of its customers and historical experience. Bad debt expense has been immaterial during each of the last three years.

Inventories

Inventories are stated at the lower of cost, principally determined by the last-in, first-out (LIFO) method, or market. If inventories had been valued using the first-in, first-out method, inventory values would have been higher by approximately $44.3 million and $46.9 million at December 31, 2008 and 2007, respectively. During 2008 and 2007, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases, the effect of which decreased costs of products sold by approximately $3.7 million and $12.1 million in 2008 and 2007, respectively.

Inventories consist of the following:

     As of December 31, (in thousands)              2008              2007
     ----------------------------------------------------------------------

     Finished products                            $   592           $ 1,859
     Materials and products in process             11,347            11,438
     Net inventories                              $11,939           $13,297

Property, Plant, and Equipment

Property, plant, and equipment are stated on the basis of cost. Depreciation is computed using the straight-line and declining balance methods predominately over 15, 10, and 3 years for buildings, machinery and equipment, and tools and dies, respectively.

Property, plant and equipment consist of the following at cost:

     As of December 31, (in thousands)              2008              2007
     ----------------------------------------------------------------------

     Land and improvements                       $  1,194          $  1,194
     Buildings and improvements                    24,488            23,953
     Machinery and equipment                       80,046            83,173
     Dies and tools                                19,298            18,176
                                                 $125,026          $126,496

Long-lived Assets

Long-lived assets are reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. In performing this review, the carrying value of the assets is compared to the projected undiscounted cash flows to be generated from the assets. If the sum of the undiscounted expected future cash flows is less than the carrying value of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. When fair value estimates are not available, the Company estimates fair value using the estimated future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets.

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with SFAS No. 109. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to temporary differences between the financial statement carrying amounts and the tax basis of the Company's assets and liabilities.

Product Liability

The Company provides for product liability claims including estimated legal costs to be incurred defending such claims. The provision for product liability claims is charged to cost of products sold.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2008, 2007, and 2006, were $2.3 million, $2.6 million, and $2.3 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $2.6 million, $2.3 million, and $1.9 million in 2008, 2007, and 2006, respectively.

Research and Development

In 2008, 2007, and 2006, the Company spent approximately $1.5 million, $0.7 million, and $0.6 million, respectively, on research activities relating to the development of new products and the improvement of existing products. Research and development expense is expensed as incurred.

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

Earnings Per Share

Basic earnings per share is based upon the weighted-average number of shares of Common Stock outstanding during the year, which was 20,069,200 in 2008, 22,441,700 in 2007 and 25,775,400 in 2006. Diluted earnings per share reflect the impact of options outstanding using the treasury stock method. This results in diluted weighted-average shares outstanding of 20,084,600 in 2008, 22,757,500 in 2007 and 25,787,600 in 2006.

Reclassifications

Certain prior year balances may have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

In September 2006, FASB issued FAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were effective for the fiscal year beginning January 1, 2008. The implementation of FAS 157 for certain non-financial assets and liabilities will be effective for fiscal years beginning January 1, 2009.

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

2. Income Taxes

The Federal and state income tax provision consisted of the following (in thousands):

Year ended December 31,              2008                      2007                     2006
----------------------------------------------------------------------------------------------------
                              Current    Deferred       Current    Deferred      Current    Deferred
----------------------------------------------------------------------------------------------------
Federal                        $3,298      $1,057        $3,782      $1,516       $2,587    $(1,925)
State                             721         236           687         345          739       (662)
----------------------------------------------------------------------------------------------------
                               $4,019      $1,293        $4,469      $1,861       $3,326    $(2,587)
====================================================================================================

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

December 31,                                                    2008       2007
--------------------------------------------------------------------------------
Deferred tax assets:
    Product liability                                         $   663    $   734
    Employee compensation and benefits                          3,285      3,376
    Allowances for doubtful accounts and discounts                458        143
    Depreciation                                                  201         --
    Inventories                                                 1,458      1,675
    Additional minimum pension liability                       14,087      8,205
    Asset impairment charges                                      913      1,605
    Product safety modification charges                           601         --
    Other                                                         391        425
--------------------------------------------------------------------------------
Total deferred tax assets                                      22,057     16,163
--------------------------------------------------------------------------------
Deferred tax liabilities:
    Depreciation                                                   --        796
    Pension plans                                               7,721      5,665
    Other                                                         193        198
--------------------------------------------------------------------------------
Total deferred tax liabilities                                  7,914      6,659
--------------------------------------------------------------------------------
Net deferred tax assets                                       $14,143    $ 9,504
================================================================================

In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pension Plan Costs," changes in deferred tax assets relating to the additional minimum pension liability are not charged to expense and are therefore not included in the deferred tax provision; instead they are charged to other comprehensive income.

The effective income tax rate varied from the statutory Federal income tax rate as follows:

   Year ended December 31,                          2008      2007      2006
   -------------------------------------------------------------------------
   Statutory Federal income tax rate                35.0%     35.0%     34.0%
   State income taxes, net of Federal tax benefit    4.5       4.3       4.2
   Domestic production activities deduction         (2.1)     (1.7)      0.2
   Other items                                       0.6       0.4       1.7
   -------------------------------------------------------------------------
   Effective income tax rate                        38.0%     38.0%     40.1%
   =========================================================================

The Company made income tax payments of approximately $0.0 million, $4.9 million, and $0.2 million, during 2008, 2007, and 2006, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2004. In the third quarter of 2007, the Internal Revenue Service
(IRS) completed an examination of the Company's Federal income tax return for 2005. The IRS did not propose any adjustments as a result of this examination and has accepted the Company's return as filed. In the fourth quarter of 2008, the IRS completed examinations of the Company's 2006 and 2007 income tax returns. Proposed adjustments were de minimus.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") on January 1, 2007. Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any "uncertain tax positions" in its Federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.4 to $0.7 million exist. The Company had recorded $0.4 million relating to these additional state income taxes in previous years, including approximately $0.2 million for the payment of interest and penalties. These amounts are included in income taxes payable at December 31, 2008 and 2007. In connection with the adoption of FIN 48, the Company has included interest and penalties related to uncertain tax positions as a component of its provision for taxes.

3. Pension Plans

The Company sponsors two qualified defined benefit pension plans that cover substantially all employees. As discussed below, benefits from these plans are frozen. A third defined benefit pension plan is non-qualified and covers certain executive officers of the Company. The Company also sponsors a defined contribution 401(k) plan that covers substantially all employees.

The cost of the defined benefit plans and the balances of plan assets and obligations are as follows (in thousands):

Change in Benefit Obligation                                                 2008          2007
------------------------------------------------------------------------------------------------
Benefit obligation at January 1                                           $ 68,674      $ 64,167
Service cost                                                                    --         1,590
Interest cost                                                                3,768         3,672
Actuarial loss (gain)                                                       (3,727)        4,090
Benefits paid                                                               (8,389)       (2,609)
Curtailments                                                                    --        (2,236)
------------------------------------------------------------------------------------------------
Benefit obligation at December 31                                           60,326        68,674
------------------------------------------------------------------------------------------------

Change in Plan Assets
------------------------------------------------------------------------------------------------
Fair value of plan assets at January 1                                      63,834        56,527
Actual return on plan assets                                               (15,002)        3,057
Employer contributions                                                       2,936         6,859
Benefits paid                                                               (8,389)       (2,609)
------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31                                    43,379        63,834
------------------------------------------------------------------------------------------------

Funded Status
------------------------------------------------------------------------------------------------
Funded status                                                              (16,947)       (4,840)
Unrecognized net actuarial loss                                             37,066        21,575
Unrecognized prior service cost                                                  7            20
Unrecognized transition obligation (asset)                                      --            --
------------------------------------------------------------------------------------------------
Net amount recognized                                                     $ 20,126      $ 16,755
================================================================================================

Weighted Average Assumptions for the years
  ended December 31,                                                         2008          2007
------------------------------------------------------------------------------------------------
Discount rate                                                                 6.25%         5.75%
Expected long-term return on plan assets                                      8.00%         8.00%
Rate of compensation increases                                                 N/A          5.00%
================================================================================================

Components of Net Periodic Pension Cost
------------------------------------------------------------------------------------------------
Service cost                                                              $     --      $  1,590
Interest cost                                                                3,768         3,672
Expected return on assets                                                   (4,999)       (4,488)
Recognized gains                                                               581         1,108
Prior service cost recognized                                                   13           161
------------------------------------------------------------------------------------------------
Net periodic pension cost                                                 $   (637)     $  2,043
Pension plan curtailment charge                                                 --         1,143
------------------------------------------------------------------------------------------------
Total net periodic pension cost                                           $   (637)     $  3,186
================================================================================================

Amounts Recognized on the Balance Sheet                                      2008          2007
------------------------------------------------------------------------------------------------
Accrued benefit liability                                                 $(16,946)     $ (4,839)
Accumulated other comprehensive income, net of tax                          22,985        13,389
Deferred tax asset                                                          14,087         8,205
------------------------------------------------------------------------------------------------
                                                                          $ 20,126      $ 16,755
================================================================================================

Weighted Average Assumptions as of December 31,                              2008          2007
------------------------------------------------------------------------------------------------
Discount rate                                                                 6.25%         5.75%
Rate of compensation increases                                                 N/A          5.00%
================================================================================================

Information for Pension Plans with an Accumulated Benefit
Obligation in excess of plan assets                                          2008          2007
------------------------------------------------------------------------------------------------
Projected benefit obligation                                              $ 60,326      $ 68,674
Accumulated benefit obligation                                            $ 60,326      $ 68,708
Fair value of plan assets                                                 $ 43,379      $ 63,834
================================================================================================

Pension Weighted Average Asset Allocations as of December 31,                2008          2007
------------------------------------------------------------------------------------------------
Debt securities                                                                 35%           40%
Equity securities                                                               58%           53%
Real estate                                                                      4%            4%
Money market funds                                                               3%            3%
------------------------------------------------------------------------------------------------
                                                                               100%          100%
================================================================================================

The estimated future benefit payments for the defined benefit plans for each of the next five years and the total amount for years six through ten, are as follows: 2009-$3.0 million, 2010-$3.1 million, 2011-$3.3 million, 2012-$3.5 million, 2013-$3.8 million, and for the five year period ending 2018-$21.5 million.

The accumulated benefit obligation for all the defined benefit pension plans was $60.3 million and $68.7 million as of December 31, 2008 and 2007, respectively.

The measurement dates of the assets and liabilities of all plans presented for 2008 and 2007 were December 31, 2008 and December 31, 2007, respectively.

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

In accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" and its predecessor, SFAS No. 87, "Employers' Accounting for Pension Costs", the Company recorded an additional minimum pension liability, net of tax, which decreased comprehensive income by $0.5 million, $0.5 million, and $0.3 million, in 2008, 2007, and 2006, respectively.

In 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees will no longer accrue benefits under them effective December 31, 2007. This action "froze" the benefits for all employees and prevented future hires from joining the plans, effective December 31, 2007. In 2008 the Company provided supplemental discretionary contributions to substantially all employees' individual 401(k) accounts.

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

In 2009 and future years, the Company may be required to make cash contributions to the two defined benefit pension plans according to the new rules of the Pension Protection Act of 2006. The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants. The total amount of these future cash contributions will be dependent on the investment returns generated by the plans' assets and the then-applicable discount rates used to calculate the plans' liabilities. There is no minimum required cash contribution for the defined benefit plans for 2009, but there may be such a requirement in future years because of recent market volatility which has adversely affected investment returns for the plans' assets. The 2009 cash contribution for the defined benefit plans is expected to be approximately $2 million.

In the fourth quarter of 2008, the Company settled $2.3 million of pension liabilities through the purchases of group annuities. This transaction resulted in an insignificant actuarial gain.

In the first quarter of 2008, the Company made lump sum benefit payments to two participants in the non-qualified defined benefit plan, the Supplemental Executive Retirement Plan. These payments, which totaled $2.1 million, represented the actuarially determined present value of the participants' accrued benefit as of the date of payment. Only one participant, who is retired, remains in this plan.

Prior to 2007, the Company also sponsored two qualified defined contribution plans that covered substantially all of its hourly and salaried employees and a non-qualified defined contribution plan which covered certain of its salaried employees. Expenses related to these defined contribution plans were $1.1 million in 2006.

Effective January 1, 2007, all qualified and non-qualified defined contribution plans were merged into a single 401(k) plan. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions. Expenses related to matching employee contributions to the 401(k) plan were $1.3 million and $0.8 million in 2008 and 2007, respectively.

Additionally, in 2008 the Company provided supplemental discretionary contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying base compensation established annually. The cost of this supplemental contribution totaled $1.4 million in 2008.

FAS No. 158 requires an employer to measure the funded status of a plan as of its year-end date and was first effective for fiscal 2006 for the Company. Upon adoption of this standard in 2006, the Company recorded a charge of $1.6 million, net of tax, to other comprehensive income and a $2.6 million credit to accrued pension liability.

4. Line of Credit

In December 2007, the Company established an unsecured $25 million revolving line of credit with a bank. This facility is renewable annually and now terminates on December 13, 2009. The balance outstanding on this credit facility was $1.0 million and $0.0 million at December 31, 2008 and 2007, respectively. Borrowings under this facility bear interest at LIBOR plus 200 basis points (2.42% at December 31, 2008) and the Company is charged 50 basis points per year on the unused portion. At December 31, 2008 and 2007, the Company was in compliance with the terms and covenants of the agreement.

5. Share Based Payments

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

In 2007, a total of 10,920 deferred stock awards were issued to non-employee directors, which vested in April 2008. In 2008, a total of 18,222 deferred stock awards were issued to non-employee directors, which will vest in April 2009. Compensation expense related to these awards is amortized ratably over the vesting period. The total compensation expense related to these awards is $0.1 million. The impact on the 2009 results will be immaterial.

In 2007, a total of 29,500 shares of stock were awarded to employees. All compensation expense related to these awards, which totaled $0.4 million, was recognized in 2007.

The following table summarizes the stock option activity of the Plans:

                                                                                                                Weighted Avg
                                                                                        Weighted Avg Grant        Remaining
                                                                Weighted Avg Exercise          Date              Contractual
                                                    Shares              Price               Fair Value          Life (Years)
----------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005                   1,020,000         $    11.50              $     1.89                 3.3
       Granted                                       660,000               8.51                    3.51                 9.7
       Exercised                                          --                 --                      --                  --
       Canceled                                     (355,000)             11.90                    2.00                 2.3
----------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2006                   1,325,000               9.46                    2.66                 5.4
       Granted                                       311,250              13.06                    5.67                 9.3
       Exercised                                    (495,000)             11.77                    1.92                 1.2
       Canceled                                      (50,000)              9.59                    1.24                 3.5
----------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2007                   1,091,250               9.44                    3.91                 8.4
       Granted                                       359,000               8.10                    4.39                9.44
       Exercised                                          --                 --                      --                  --
       Canceled                                      (30,000)             13.39                    5.64                 8.5
----------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2008                   1,420,250               9.02                    3.99                 8.0
----------------------------------------------------------------------------------------------------------------------------
Exercisable Options Outstanding at December
31, 2008                                             433,000               8.54                    3.07                 6.6
----------------------------------------------------------------------------------------------------------------------------
Non-Vested Options Outstanding at December
31, 2008                                             987,250         $     9.22              $     4.40                 8.6
============================================================================================================================

At December 31, 2008, an aggregate of 1,909,750 shares remain available for grant under the Plans.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions:

                                            2008          2007        2006
       --------------------------------------------------------------------
       Dividend yield                       0.0%          0.0%        0.0%
       Expected volatility                 47.6%         33.9%       44.3%
       Risk free rate of return             4.0%          4.0%        4.0%
       Expected lives                  7.5 years     7.5 years     5 years
       --------------------------------------------------------------------

The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

At December 31, 2008, there was $1.4 million of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 2.3 years.

At December 31, 2008 the aggregate intrinsic value of all options, including exercisable options, was $0.1 million.

6. Contingent Liabilities

As of December 31, 2008, the Company was a defendant in approximately 6 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into one of the two following categories:

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

The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case involving firearms, the allegations are unfounded, and that the shootings and any results from the shootings were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses to the suits brought by governmental entities further exist based on, among other things, the Protection of Lawful Commerce in Arms Act, established state law precluding recovery for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including State and Federal Constitutions.

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

The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. The defendants filed a motion to dismiss pursuant to the PLCAA. On November 23, 2005, the state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007. On October 29, 2007, the Indiana Appellate Court affirmed, holding that the PLCAA does not apply to the City's claims. A petition for rehearing was filed in the Appellate Court and denied on January 9, 2008. On February 8, 2008, a Petition to Transfer the appeal to the Supreme Court of Indiana was filed. The petition was denied on January 13, 2009 and the case was remanded to the trial court.

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

Punitive damages, as well as compensatory damages, are demanded in certain of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. For claims made after July 10, 2000, coverage is provided on an annual basis for losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims, which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $12.2 million and $5.0 at December 31, 2008 and 2007, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2008 and 2007, the Company was a defendant in 6 and 5 lawsuits, respectively, involving its products and is aware of other such claims. During the year ended December 31, 2008 and 2007, respectively, 1 and 2 claims were filed against the Company, 0 and 1 claims were dismissed, and 0 and 0 claims were settled.

During the years ended December 31, 2008 and 2007, the Company incurred product liability expense of $0.9 million and $1.7 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

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

The Company has reported all cases instituted against it through September 27, 2008 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports to which reference is hereby made.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2008 follows:

Balance Sheet Roll-forward for Product Liability Reserve
(Dollars in thousands)

                                                             Cash Payments
                                                             -------------
                                      Accrued
                         Balance        Legal                                                                       Balance
                    Beginning of      Expense      Legal Fees      Settlements       Insurance         Admin.        End of
                        Year (a)          (b)             (c)              (d)        Premiums        Expense       Year (a)
                    -----------------------------------------------------------------------------------------------------

2006                    $2,196          $688        $(1,000)          $(143)             N/A            N/A          $1,741

2007                     1,741           639           (447)               -             N/A            N/A           1,933

2008                     1,933           176           (358)             (7)             N/A            N/A           1,744

Income Statement Detail for Product Liability Expense
(Dollars in thousands)

                         Accrued       Insurance                   Total Product
                           Legal         Premium          Admin.       Liability
                     Expense (b)     Expense (e)     Expense (f)         Expense
                     -----------------------------------------------------------

2006                        $688         $1,141            $691          $2,520

2007                         639            748             299           1,686

2008                         176            739               -             915

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

7. Asset Impairment Charges

In 2007 and 2006 the Company recognized asset impairment charges of $2.3 million and $0.5 million, respectively, related to certain assets in the corporate and investment castings segments. The Company was required to reduce the carrying value of these assets to fair value and recognized asset impairment charges because the carrying value of the affected assets exceeded their projected future undiscounted cash flows.

8. Stock Repurchases

In 2008, the Company repurchased 1,535,000 shares of its common stock, representing 7.5% of the outstanding shares, in the open market at an average price of $6.57 per share. In 2007, the Company repurchased 2,216,000 shares of its common stock, representing 9.7% of the then outstanding shares, in the open market at an average price of $8.99 per share. On September 26, 2006, the Company repurchased 4,272,000 shares of its common stock, representing 15.9% of the then outstanding shares, from entities controlled by members of the Ruger family at a price of $5.90 per share. All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2008, $4.7 million remains available under a $5 million stock repurchase program approved by the Board of Directors in November 2008.

9. Related Party Transactions

In the first quarter of 2008, the Company made lump sum pension benefit payments to William B. Ruger, Jr., the former Chairman and Chief Executive Officer of the Company, and Stephen L. Sanetti, the former President of the Company. These payments totaled $2.1 million, which represented the actuarially determined present value of the accrued benefits payable to these individuals under the Supplementary Executive Retirement Plan as of the date of payment.

In March 2007 the Company sold 42 parcels of non-manufacturing real property held for investment for $7.3 million to William B. Ruger, the Company's former Chief Executive Officer and Chairman of the Board. The sales price was based upon an independent appraisal. The sale included substantially all of the Company's raw land non-manufacturing real property assets in New Hampshire. The Company recognized a gain of $5.2 million on the sale. Also in March 2007, the Company sold several pieces of artwork to members of the Ruger family for $0.1 million and recognized insignificant gains from these sales.

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

The Company's assets are located entirely in the United States and domestic sales represent at least 95% of total sales in 2008, 2007, and 2006.

Revenues from significant customers in 2008, 2007, and 2006 were as follows:

Year ended December 31, (in thousands)       2008          2007          2006
-------------------------------------------------------------------------------

Customer 1                                $  22,600     $  18,500     $  18,600
Customer 2                                   20,400        16,900        18,100
Customer 3                                   18,000        12,300        13,900
Customer 4                                   16,000        13,700        12,300
Customer 5                                   15,400        17,200        17,400
-------------------------------------------------------------------------------

Year ended December 31, (in thousands)       2008          2007          2006
-------------------------------------------------------------------------------
Net Sales
    Firearms                              $ 174,416     $ 144,222     $ 139,110
    Castings
        Unaffiliated                          7,067        12,263        28,510
        Intersegment                         10,135         9,165        11,818
-------------------------------------------------------------------------------
                                             17,202        21,428        40,328
    Eliminations                            (10,135)       (9,165)      (11,818)
-------------------------------------------------------------------------------
                                          $ 181,483     $ 156,485     $ 167,620
===============================================================================
Income (Loss) Before Income Taxes
    Firearms                              $  18,614     $  11,400     $   1,387
    Castings                                 (2,836)       (2,806)       (1,178)
    Corporate                                (1,800)        8,065         1,634
-------------------------------------------------------------------------------
                                          $  13,978     $  16,659     $   1,843
===============================================================================
Identifiable Assets
    Firearms                              $  63,042     $  47,870     $  53,525
    Castings                                  4,842         6,165        17,154
    Corporate                                44,876        47,847        46,387
-------------------------------------------------------------------------------
                                          $ 112,760     $ 101,882     $ 117,066
===============================================================================
Depreciation
    Firearms                              $   4,515     $   3,563     $   2,475
    Castings                                    850           809         1,377
-------------------------------------------------------------------------------
                                          $   5,365     $   4,372     $   3,852
===============================================================================
Capital Expenditures
    Firearms                              $   8,972     $   3,950     $   3,486
    Castings                                    516           518           420
-------------------------------------------------------------------------------
                                          $   9,488     $   4,468     $   3,906
===============================================================================

11. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2008 (in thousands, except per share data):

                                                 Three Months Ended
-------------------------------------------------------------------------------
                                     3/31/08    6/30/08     9/30/08    12/31/08
-------------------------------------------------------------------------------
Net Sales                            $42,506    $38,664     $41,822     $58,491
Gross profit                          10,655      8,495       6,858      16,745
Net income                             1,452      1,082         372       5,760
Basic earnings per share                0.07       0.05        0.02        0.28
Diluted earnings per share              0.07       0.05        0.02        0.28

                                                 Three Months Ended
-------------------------------------------------------------------------------
                                     3/31/07    6/30/07     9/30/07    12/31/07
-------------------------------------------------------------------------------
Net Sales                            $48,456    $42,107     $31,863     $34,058
Gross profit                          15,563     13,128       5,595       5,012
Net income (loss)                      8,060      5,131        (617)     (2,245)
Basic earnings (loss) per share         0.36       0.23       (0.03)      (0.10)
Diluted earnings (loss) per share       0.36       0.22       (0.03)      (0.10)
-------------------------------------------------------------------------------

In the fourth quarter of 2007, the Company recorded an asset impairment charge of $1.8 million related to the Dorr Building, a non-manufacturing property in New Hampshire that has been for sale for an extended period of time without any meaningful market interest.

13. Other Operating Expenses (Income), net

Other net operating expenses (income) consist of the following:

Year ended December 31,                            2008        2007        2006
-------------------------------------------------------------------------------

Gain on sale of operating assets (a)              $ (95)    $   (472)    $ (929)
Impairment of operating assets (b)                    -          489        494
Gain on sale of real estate (c)                       -       (1,521)      (397)
Impairment of real estate held for sale (d)           -        1,775          -
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Frozen defined-benefit pension plan income         (745)           -          -
-------------------------------------------------------------------------------

Total other operating expenses (income), net      $(840)    $    271     $ (832)
===============================================================================

(a) The gain on sale of operating assets was generated primarily from the sale of used machinery and equipment. Most of the used machinery and equipment sold in 2007 and 2006 was related to titanium investment casting.

(b) In 2007, the Company recognized an impairment charge of $0.5 million related to machinery and equipment previously in the Company's Arizona investment casting operations. In 2006, the Company recognized an impairment charge of $0.5 million related to building improvements at the Dorr Building. The Company had planned to establish a titanium investment castings foundry at Dorr, but that plan was aborted in 2006.

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

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A--CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, the Company's controls and procedures over financial reporting were effective.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2008. This evaluation was performed based on the criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in "Internal Control -- Integrated Framework" issued by the COSO.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

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

ITEM 9B--OTHER INFORMATION

None.

PART III

ITEM 10--DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company's directors, including the Company's separately designated standing audit committee, and on the Company's code of business conduct and ethics required by this Item is incorporated by reference from the Company's Proxy Statement relating to the 2009 Annual Meeting of Stockholders scheduled to be held April 29, 2009.

Information concerning the Company's executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Executive Officers of the Company."

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company's Proxy Statement relating to 2009 Annual Meeting of Stockholders scheduled to be held April 29, 2009.

ITEM 11--EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company's Proxy Statement relating to the 2009 Annual Meeting of Stockholders scheduled to be held April 29, 2009.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company's Proxy Statement relating to 2009 Annual Meeting of Stockholders scheduled to be held April 29, 2009.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

Information concerting certain relationships and related transactions required by this Item is incorporated by reference from the Company's Proxy Statement relating to the 2009 Annual Meeting of Stockholders scheduled to be held April 29, 2009.

ITEM 14--PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company's principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company's Proxy Statement relating to 2009 Annual Meeting of Stockholders scheduled to be held April 29, 2009.

PART IV

ITEM 15--EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

            Exhibit 3.3 Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 24, 2007).

            Exhibit 3.4       Amended and restated Article 3, Section 4 and
                              Article 4, Section 5 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 24,
                              2007).

            Exhibit 3.5 Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on July 26,
                              2007).

            Exhibit 3.6 Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 25,
                              2008).

            Exhibit 3.7 Amendment to Article 5, Section 1 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 6, 2009).

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

            Exhibit 10.9 Agreement and Release, dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435).

            Exhibit 10.10 Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435).

            Exhibit 10.11 Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

            Exhibit 10.12 Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

            Exhibit 10.13 Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

            Exhibit 10.14 Offer Letter, dated as of September 5, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to
                              Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2006, SEC File No. 1-10435).

            Exhibit 10.15 Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

            Exhibit 10.16 Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Christopher John Killoy (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

            Exhibit 10.17 Amended Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

            Exhibit 10.18 Retention and Consultation Agreement, dated December 4, 2007, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler.

            Exhibit 10.19 Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2007).

            Exhibit 10.20 Severance Agreement, dated as of April 10, 2008, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

            Exhibit 10.21 Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

            Exhibit 10.22 Severance Agreement, dated as of April 10, 2008, by and between the Company and Mark T. Lang (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

            Exhibit 10.23 Severance Agreement, dated as of April 10, 2008, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

            Exhibit 10.24 Severance Agreement, dated as of April 10, 2008, by and between the Company and Steven M. Maynard Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

            Exhibit 10.25 Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

            Exhibit 10.26 Severance Agreement, dated as of April 10, 2008, by and between the Company and Leslie M. Gasper (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

            Exhibit 10.27 Agreement, dated as of April 10, 2008, by and between the Company and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K/A filed with the SEC on April 30, 2008).

            Exhibit 10.28 Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2008).

            Exhibit 10.29 First Amendment to Credit Agreement, dated as of December 15, 2008, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2008).

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

                                                 STURM, RUGER & COMPANY, INC.
                                                 ----------------------------
                                                         (Registrant)


                                              /S/THOMAS A. DINEEN
                                              ----------------------------------
                                              Thomas A. Dineen
                                              Vice President, Treasurer and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                              February 23, 2009
                                              ----------------------------------
                                              Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ MICHAEL O. FIFER                 2/23/09                     /S/ JOHN M. KINGSLEY, JR.        2/23/09
--------------------------------------------                     ----------------------------------------
Michael O. Fifer                                                 John M. Kingsley, Jr.
Chief Executive Officer, Director                                Director
(Principal Executive Officer)


/S/ JAMES E. SERVICE                 2/23/09                     /S/ JOHN A. CONSENTINO, JR.      2/23/09
--------------------------------------------                     ----------------------------------------
James E. Service                                                 John A. Cosentino, Jr.
Director                                                         Director


/S/ C. MICHAEL JACOBI                2/23/09                     /S/ RONALD C. WHITAKER           2/23/09
--------------------------------------------                     ----------------------------------------
C. Michael Jacobi                                                Ronald C. Whitaker
Director                                                         Director


/S/ STEPHEN T. MERKEL                2/23/09
--------------------------------------------
Stephen T. Merkel
Director

                                  EXHIBIT INDEX

                                                                        Page No.

Exhibit 3.1 Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2     Bylaws of the Company, as amended.

Exhibit 3.3 Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.4 Amended and restated Article 3, Section 4 and Article 4, Section 5 of Bylaws (Incorporated by reference to
                Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.5 Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on July 26, 2007).

Exhibit 3.6 Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 25, 2008).

Exhibit 3.7     Amendment to Article 5, Section 1 of Bylaws
                (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 6, 2009).

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

Exhibit 10.9 Agreement and Release, dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit
                10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435).

Exhibit 10.10 Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435).

Exhibit 10.11 Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Stephen L. Sanetti (Incorporated by reference to
                Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.12 Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas
                A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.13 Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Robert
                R. Stutler (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.14 Offer Letter, dated as of September 5, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2006, SEC File No. 1-10435).

Exhibit 10.15 Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Michael
                O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.16 Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Christopher John Killoy (Incorporated by reference to
                Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.17 Amended Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas P. Sullivan (Incorporated by reference to
                Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.18 Retention and Consultation Agreement, dated December 4, 2007, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler.

Exhibit 10.19 Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America
                (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.20 Severance Agreement, dated as of April 10, 2008, by and between the Company and Michael O. Fifer
                (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.21 Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen
                (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.22 Severance Agreement, dated as of April 10, 2008, by and between the Company and Mark T. Lang (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 11,
                2008).

Exhibit 10.23 Severance Agreement, dated as of April 10, 2008, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.24 Severance Agreement, dated as of April 10, 2008, by and between the Company and Steven M. Maynard Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.25 Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.26 Severance Agreement, dated as of April 10, 2008, by and between the Company and Leslie M. Gasper
                (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.27 Agreement, dated as of April 10, 2008, by and between the Company and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K/A filed with the SEC on April 30,
                2008).

Exhibit 10.28 Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr.
                (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2008).

Exhibit 10.29 First Amendment to Credit Agreement, dated as of December 15, 2008, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2008).

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

                          YEAR ENDED DECEMBER 31, 2008

                          STURM, RUGER & COMPANY, INC.

                            ITEMS 15(a)(2) AND 15(d)
                          FINANCIAL STATEMENT SCHEDULE

                          Sturm, Ruger & Company, Inc.

           Item 15(a)(2) and Item 15(d)--Financial Statement Schedule

                 Schedule II--Valuation and Qualifying Accounts

                                 (In Thousands)

---------------------------------------------------------------------------------------------------------------------------
                   COL. A                             COL. B                  COL. C                COL. D         COL. E
---------------------------------------------------------------------------------------------------------------------------
                                                                            ADDITIONS
                                                                  ---------------------------
                                                                       (1)             (2)

                                                                     Charged       Charged to
                                                    Balance at    (Credited)to        Other                        Balance
                                                     Beginning      Costs and       Accounts                       at End
             Description                             of Period      Expenses        -Describe      Deductions     of Period
---------------------------------------------------------------------------------------------------------------------------
Deductions from asset accounts:
   Allowance for doubtful accounts:
     Year ended December 31, 2008                      $127                                       $    1  (a)        $126
     Year ended December 31, 2007                      $155                                       $   28  (a)        $127
     Year ended December 31, 2006                      $351          $  (81)                      $  115  (a)        $155

   Allowance for discounts:
     Year ended December 31, 2008                      $233          $1,370                       $1,154  (b)        $449
     Year ended December 31, 2007                      $206          $  998                       $  971  (b)        $233
     Year ended December 31, 2006                      $346          $2,808                       $2,948  (b)        $206

   Excess and obsolete inventory reserve:
     Year ended December 31, 2008                    $4,143          $1,163                       $1,737  (c)      $3,569
     Year ended December 31, 2007                    $5,516          $  755                       $2,128  (c)      $4,143
     Year ended December 31, 2006                    $3,137          $3,217                       $  838  (c)      $5,516

(a)    Accounts written off or (subsequently recovered)
(b)    Discounts taken
(c)    Inventory written off