Form 10-Q
period 2009-04-04
STURM RUGER & CO INC
filed 2009-04-28
CIK 95029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    _________

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended April 4, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________

                         Commission file number 1-10435

                          STURM, RUGER & COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                          06-0633559
----------------------------------------                     -------------------
    (State or other jurisdiction of                            (I.R.S. employer
     incorporation or organization)                          identification no.)

  Lacey Place, Southport, Connecticut                               06890
----------------------------------------                     -------------------
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

Large accelerated filer |_|                        Accelerated filer         |X|
Non-accelerated filer   |_|                        Smaller reporting company |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of the issuer's common stock as of April 4, 2009: Common Stock, $1 par value -19,044,921.

                                               INDEX

                                    STURM, RUGER & COMPANY, INC.
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed balance sheets - April 4, 2009 and December 31, 2008                       3

            Condensed statements of operations - Three months ended April 4, 2009
            and March 29, 2008                                                                   5

            Condensed statement of stockholders' equity - Three months ended April 4, 2009       6

            Condensed statements of cash flows - Three months ended April 4, 2009
            And March 29, 2008                                                                   7

            Notes to condensed financial statements - April 4, 2009                              8

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                               16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                          23

Item 4.     Controls and Procedures                                                             23

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                   24

Item 1A.    Risk Factors                                                                        24

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                         24

Item 3.     Defaults Upon Senior Securities                                                     24

Item 4.     Submission of Matters to a Vote of Security Holders                                 24

Item 5.     Other Information                                                                   24

Item 6.     Exhibits                                                                            25

SIGNATURES                                                                                      26

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

                                                                                          April 4, 2009       December 31, 2008
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   (Note)
Assets

Current Assets
   Cash and cash equivalents                                                            $           3,922     $           9,688
   Short-term investments                                                                          29,978                18,558
   Trade receivables, net                                                                          25,611                25,809

   Gross inventories                                                                               55,208                59,846
       Less LIFO reserve                                                                          (44,089)              (44,338)
       Less excess and obsolescence reserve                                                        (2,807)               (3,569)
-------------------------------------------------------------------------------------------------------------------------------
       Net inventories                                                                              8,312                11,939
-------------------------------------------------------------------------------------------------------------------------------

   Deferred income taxes                                                                            5,744                 6,400
   Prepaid expenses and other current assets                                                        5,954                 3,374
-------------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                           79,521                75,768

   Property, plant and equipment                                                                  128,449               125,026
       Less allowances for depreciation                                                          (100,191)              (98,807)
-------------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                           28,258                26,219
-------------------------------------------------------------------------------------------------------------------------------

   Deferred income taxes                                                                            7,785                 7,743
   Other assets                                                                                     2,968                 3,030
-------------------------------------------------------------------------------------------------------------------------------
   Total Assets                                                                         $         118,532     $         112,760
===============================================================================================================================

Note:

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

                                                        April 4, 2009       December 31, 2008
---------------------------------------------------------------------------------------------
                                                                                  (Note)
Liabilities and Stockholders' Equity

Current Liabilities
  Trade accounts payable and accrued expenses         $          10,179     $          10,235
  Product liability                                                 531                 1,051
  Employee compensation and benefits                              8,466                 7,994
  Workers' compensation                                           4,818                 5,067
  Income taxes payable                                            3,200                 4,171
  Line of credit                                                     --                 1,000
---------------------------------------------------------------------------------------------
                  Total current liabilities                      27,194                29,518

Accrued pension liability                                        16,918                16,946
Product liability accrual                                           798                   693
Contingent liabilities - Note 8                                      --                    --

Stockholders' Equity
Common Stock, non-voting, par value $1:
   Authorized shares 50,000; none issued                             --                    --
Common Stock, par value $1:
   Authorized shares - 40,000,000
   2009 - 22,798,732 issued,
          19,044,921 outstanding
   2008 - 22,798,732 issued,
          19,047,323 outstanding                                 22,799                22,799
Additional paid-in capital                                        4,668                 2,442
Retained earnings                                                99,307                93,500
Less: Treasury stock - at cost
   2009 - 3,753,820 shares
   2008 - 3,751,419 shares                                      (30,167)              (30,153)
Accumulated other comprehensive loss                            (22,985)              (22,985)
---------------------------------------------------------------------------------------------
Total Stockholders' Equity                                       73,622                65,603
---------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $         118,532     $         112,760
=============================================================================================

Note:

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                      Three Months Ended
                                              ---------------------------------
                                               April 4, 2009     March 29, 2008
                                              ---------------------------------
Net firearms sales                            $       62,227     $       40,030
Net castings sales                                     1,302              2,476
-------------------------------------------------------------------------------
Total net sales                                       63,529             42,506

Cost of products sold                                 44,003             31,851
-------------------------------------------------------------------------------
Gross profit                                          19,526             10,655
-------------------------------------------------------------------------------

Expenses:
   Selling                                             5,445              4,388
   General and administrative                          4,147              3,941
   Other operating expenses, net                         500                 --
-------------------------------------------------------------------------------
Total operating expenses                              10,092              8,329
-------------------------------------------------------------------------------

Operating income                                       9,434              2,326
-------------------------------------------------------------------------------

Other income:
   Interest (expense) income , net                       (18)               163
   Other (expense), net                                  (50)              (147)
-------------------------------------------------------------------------------
Total other (expense) income, net                        (68)                16
-------------------------------------------------------------------------------

Income before income taxes                             9,366              2,342

Income taxes                                           3,559                890
-------------------------------------------------------------------------------

Net income                                    $        5,807     $        1,452
===============================================================================

Earnings per share
   Basic                                      $         0.30     $         0.07
                                              ==============     ==============
   Diluted                                    $         0.30     $         0.07
                                              ==============     ==============

Average shares outstanding
   Basic                                              19,045             20,572
                                              ==============     ==============
   Diluted                                            19,175             20,606
                                              ==============     ==============

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars in thousands)

                                                                                                     Accumulated
                                                 Additional                                             Other
                                  Common           Paid-in         Retained         Treasury        Comprehensive
                                   Stock           Capital         Earnings           Stock             Loss              Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2008   $      22,799    $       2,442    $      93,500    $     (30,153)    $     (22,985)    $      65,603

   Net income and
      comprehensive income                --               --            5,807               --                --             5,807

   Stock-based compensation,
      net of tax                          --              920               --               --                --               920

   Tax benefit from exercise
      of stock options                    --            1,306               --               --                --             1,306

   Repurchase of 2,401 shares
      of common stock                     --               --               --              (14)               --               (14)
===================================================================================================================================
Balance at April 4, 2009       $      22,799    $       4,668    $      99,307    $     (30,167)    $     (22,985)    $      73,622
===================================================================================================================================

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                                                Three Months Ended
                                                                                        ---------------------------------
                                                                                         April 4, 2009     March 29, 2008
                                                                                        ---------------------------------
Operating Activities
   Net income                                                                           $        5,807     $        1,452
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation                                                                               1,662              1,117
      Deferred income taxes                                                                        614               (420)
      Changes in operating assets and liabilities:
         Trade receivables                                                                         198             (2,698)
         Inventories                                                                             3,627                 34
         Trade accounts payable and accrued expenses                                             1,087              2,222
         Product liability                                                                        (415)               (99)
         Prepaid expenses, other assets and other liabilities                                   (1,240)            (2,052)
         Income taxes                                                                             (971)             1,006
-------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                                           10,369                562
-------------------------------------------------------------------------------------------------------------------------

Investing Activities
   Property, plant and equipment additions                                                      (3,701)            (1,932)
   Purchases of short-term investments                                                         (25,979)            (6,666)
   Proceeds from maturities of short-term investments                                           14,559              6,750
-------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                                                             (15,121)            (1,848)
-------------------------------------------------------------------------------------------------------------------------

Financing Activities
   Repayment of line of credit balance                                                          (1,000)                --
   Repurchase of common stock                                                                      (14)                --
-------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities                                                              (1,014)                --
-------------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                           (5,766)            (1,286)

Cash and cash equivalents at beginning of period                                                 9,688              5,106
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $        3,922     $        3,820
=========================================================================================================================

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

      In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended April 4, 2009 are not indicative of the results to be expected for the full year ending December 31, 2009. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

      Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 98% of the Company's total sales for the three months ended April 4, 2009 were firearms sales, and 2% were investment castings sales. Export sales represent less than 3% of total sales. The Company's design and manufacturing operations are located in the United States and almost all product content is domestic. The Company's firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

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

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R is effective for the fiscal year beginning January 1, 2009, and was adopted by the Company in the first quarter of 2009. The adoption of FAS 141R did not have a material impact on the Company's financial position, results of operations and cash flows.

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

      Inventories consist of the following (in thousands):

                                               April 4, 2009       December 31, 2008
------------------------------------------------------------------------------------
Inventory at FIFO
    Finished products                        $           1,987     $           2,790
    Materials and work in process                       53,221                57,056
------------------------------------------------------------------------------------
Gross inventories                                       55,208                59,846
    Less: LIFO reserve                                 (44,089)              (44,338)
    Less: excess and obsolescence reserve               (2,807)               (3,569)
------------------------------------------------------------------------------------
Net inventories                              $           8,312     $          11,939
====================================================================================

NOTE 4 - INCOME TAXES

      The Company's 2009 effective tax rate differs from the statutory tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The effective income tax rate for the three months ended April 4, 2009 and March 29, 2008 is 38.0%. Income tax payments in the three months ended April 4, 2009 totaled $3.9 million. The Company was not required to make income tax payments in the three months ended March 29, 2008 because of overpayments of estimated taxes in 2007.

      The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005. In the third quarter of 2007, the Internal Revenue Service
(IRS) completed an examination of the Company's Federal income tax return for 2005. The IRS did not propose any adjustments as a result of this examination and has accepted the Company's return as filed. In the first quarter of 2009, the IRS completed an audit of the Company's 2006 and 2007 Federal income tax returns. Adjustments resulting from this examination did not result in a material change to its financial position or results of operations.

      The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") on January 1, 2007. Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any "uncertain tax positions" in its Federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.4 to $0.7 million exist. The Company has recorded $0.4 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties. This amount is included in income taxes payable at April 4, 2009. In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of its provision for taxes.

NOTE 5 - PENSION PLANS

      The Company is shifting its retirement benefit focus from defined benefit pension plans to defined contribution retirement plans, utilizing its current 401(k) plan.

      In 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees will no longer accrue benefits under them effective December 31, 2007. This action "froze" the benefits for all employees and prevented future hires from joining the plans, effective December 31, 2007. Currently, the Company provides supplemental discretionary contributions to substantially all employees' individual 401(k) accounts.

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

      There is no minimum required cash contribution for the defined benefit plans for 2009, but there may be such a requirement in future years. The Company expects to voluntarily contribute approximately $2.0 million to the defined benefit plans in 2009, of which $0.2 million was contributed in the first quarter of 2009. The intent of this discretionary contribution is to reduce the amount of time that the Company will be required to continue to operate the frozen plans. The ongoing cost of running the plans (even if frozen) is approximately $200,000 per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

      In the first quarter of 2009, the Company settled $2.0 million of pension liabilities through the purchase of group annuities. This transaction resulted in an insignificant actuarial gain.

      In February 2008, the Company made lump sum benefit payments to two participants in its only non-qualified defined benefit plan, the Supplemental Executive Retirement Plan. These payments, which totaled $2.1 million, represented the actuarial present value of the participants' accrued benefit as of the date of payment. Only one, retired participant remains in this plan.

      The estimated cost of the frozen defined benefit plans is $2 million, of which $0.2 million was recognized in the first quarter of 2009.

      Costs attributable to the supplemental discretionary 401(k) plan totaled $0.5 million for the three months ended April 4, 2009. The Company plans to contribute an additional $1.5 million to the plan during the remainder of 2009.

NOTE 6 - SHARE BASED PAYMENTS

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

      In April 2008, a total of 18,222 deferred stock awards were issued to non-employee directors, which vested in April 2009. Compensation expense related to these awards is being amortized ratably over the vesting period. The total compensation expense related to these awards was $0.1 million.

      A summary of changes in options outstanding under the Plans is summarized below:

                                                  Weighted Average    Grant Date
                                      Shares       Exercise Price     Fair Value
--------------------------------------------------------------------------------
Outstanding at December 31, 2008    1,420,250         $   9.02        $     3.99
Granted                                65,900         $   8.69        $     4.57
Exercised                                --               --                --
Expired                                  --               --                --
--------------------------------------------------------------------------------
Outstanding April 4, 2009           1,486,150         $   9.00        $     4.08
--------------------------------------------------------------------------------

      The aggregate intrinsic value (mean market price at April 4, 2009 less the weighted average exercise price) of options outstanding under the Plans was approximately $4.0 million.

      The aggregate compensation expense for the options granted in the three months ended April 4, 2009, calculated using the Black-Scholes option-pricing model, was $0.2 million. This expense, which is a non-cash item, is being amortized in the Company's statements of operations over the vesting periods. Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.9 million and $0.1 million for three months ended April 4, 2009 and March 29, 2008, respectively.

      The Company has adopted a policy to pay 25% of all officers' annual incentive compensation in restricted stock. During the period ended April 4, 2009, awards totaling $0.2 million were made under this policy.

NOTE 7 - BASIC AND DILUTED EARNINGS PER SHARE

      Weighted average shares outstanding for the three months ended April 4, 2009 and March 29, 2008 were 19,045,229 and 20,571,800, respectively.

      Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the three months ended April 4, 2009 and March 29, 2008 of 19,174,871 and 20,606,000 shares, respectively.

NOTE 8 - CONTINGENT LIABILITIES

      As of April 4, 2009, the Company was a defendant in approximately 3 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into one of the two following categories:

      (i) Those that claim damages from the Company related to allegedly defective product design and/or manufacture which stem from a specific incident. Pending lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories.

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

      Of the lawsuits brought by municipalities, counties or a state Attorney General, twenty-two have been concluded: Atlanta - dismissal by intermediate Appellate Court, no further appeal; Bridgeport - dismissal affirmed by Connecticut Supreme Court; County of Camden - dismissal affirmed by U.S. Third Circuit Court of Appeals; Miami - dismissal affirmed by intermediate appellate court, Florida Supreme Court declined review; New Orleans - dismissed by Louisiana Supreme Court, United States Supreme Court declined review; Philadelphia - U.S. Third Circuit Court of Appeals affirmed dismissal, no further appeal; Wilmington - dismissed by trial court, no appeal; Boston - voluntary dismissal with prejudice by the City at the close of fact discovery; Cincinnati - voluntarily withdrawn after a unanimous vote of the city council; Detroit - dismissed by Michigan Court of Appeals, no appeal; Wayne County - dismissed by Michigan Court of Appeals, no appeal; New York State - Court of Appeals denied plaintiff's petition for leave to appeal the Intermediate Appellate Court's dismissal, no further appeal; Newark - Superior Court of New Jersey Law Division for Essex County dismissed the case with prejudice; City of Camden - dismissed on July 7, 2003, not reopened; Jersey City - voluntarily dismissed and not re-filed; St. Louis - Missouri Supreme Court denied plaintiffs' motion to appeal Missouri Appellate Court's affirmation of dismissal; Chicago - Illinois Supreme Court affirmed trial court's dismissal; and Los Angeles City, Los Angeles County, San Francisco - Appellate Court affirmed summary judgment in favor of defendants, no further appeal; Cleveland - dismissed on January 24, 2006 for lack of prosecution; New York City - U.S. Supreme Court denied plaintiff's Petition for Writ of Certiorari on April 3, 2009; and Washington, D.C. - U.S. Supreme Court denied plaintiff's Petition for Writ of Certiorari on April 3, 2009.

      The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003. On November 23, 2005, the defendants filed a motion to dismiss pursuant to the PLCAA. The state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007. On October 29, 2007, the Indiana Appellate Court affirmed, holding that the PLCAA does not apply to the City's claims. A petition for rehearing was filed in the Appellate Court and denied on January 9, 2008. On February 8, 2008, a Petition to Transfer the appeal to the Supreme Court of Indiana was filed. The petition was denied on January 13, 2009 and the case was remanded to the trial court.

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

      The Company has reported all cases instituted against it through December 31, 2008 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports to which reference is hereby made.

NOTE 9 - RELATED PARTY TRANSACTIONS

      In the first quarter of 2008, the Company made lump sum pension benefit payments to William B. Ruger, Jr., the former Chairman and Chief Executive Officer of the Company, and Stephen L. Sanetti, the former President of the Company. These payments totaled $2.1 million which represented the actuarially determined present value of the accrued benefits payable to these individuals under the Supplementary Executive Retirement Plan as of the date of payment.

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

                                                  Three Months Ended
                                        ---------------------------------------
                                          April 4, 2009         March 29, 2008
                                        ---------------------------------------
Net Sales
   Firearms                             $          62,227     $          40,030
   Castings
      Unaffiliated                                  1,302                 2,476
      Intersegment                                  4,163                 2,867
-------------------------------------------------------------------------------
                                                    5,465                 5,343
   Eliminations                                    (4,163)               (2,867)
-------------------------------------------------------------------------------
                                        $          63,529     $          42,506
-------------------------------------------------------------------------------

Income (Loss) Before Income Taxes
   Firearms                             $           9,611     $           3,111
   Castings                                          (504)                 (880)
   Corporate                                          259                   111
-------------------------------------------------------------------------------
                                        $           9,366     $           2,342
-------------------------------------------------------------------------------

                                          April 4, 2009       December 31, 2008
-------------------------------------------------------------------------------
Identifiable Assets
   Firearms                             $          62,301     $          63,042
   Castings                                         4,615                 4,842
   Corporate                                       51,616                44,876
-------------------------------------------------------------------------------
                                        $         118,532     $         112,760
-------------------------------------------------------------------------------

NOTE 11 - STOCK REPURCHASE

      In November 2008, the Company announced that its Board of Directors authorized a $5 million stock repurchase program. During the first quarter of 2009, the Company repurchased approximately 2,400 shares of its common stock under a 10b5-1 program, representing 0.1% of the outstanding shares, in the open market at an average price of $6.03 per share. These purchases were made with cash held by the Company and no debt was incurred. At April 4, 2009, $4.7 million remained available for share repurchases under this repurchase program.

NOTE 12 - LINE OF CREDIT

      In December 2008, the Company renewed a $25 million credit facility with a bank which terminates on December 13, 2009. Borrowings under this facility bear interest at LIBOR plus 200 basis points. The unused fee is 50 basis points per year on the unused portion of the credit facility. During the first quarter of 2009, the Company paid down the $1 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets.

NOTE 13 - SUBSEQUENT EVENTS

      On April 28, 2009, the Company declared a dividend of 8.6(cent) per share to shareholders of record on May 15, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

      Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 98% of the Company's total sales for the three months ended April 4, 2009 were firearms sales, and 2% were investment castings sales. Export sales represent less than 3% of total sales. The Company's design and manufacturing operations are located in the United States and almost all product content is domestic. The Company's firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

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

Results of Operations

Summary Unit Data

      Firearms unit data for orders, production, shipments and ending inventory for the last five quarters are as follows:

                                                2009                          2008
                                              --------    --------------------------------------------
                                                 Q1          Q4          Q3          Q2          Q1
                                              --------    --------------------------------------------
Units Ordered                                  501,000     270,400     125,700     120,300     260,100

Units Produced                                 209,900     167,100     158,900     150,600     124,000

Units Shipped                                  213,700     208,100     146,000     136,700     135,700

Average Sales Price                           $    283    $    275    $    276    $    270    $    296

Units on Backorder                             458,900     175,900     115,300     137,700     157,100

Units - Company Inventory                        8,800      12,400      52,600      40,200      24,900

Units - Distributor Inventory (Note 1)          35,200      57,500      65,800      62,900      61,800

Orders Received and Ending Backlog

      The gross value of orders received and ending backlog for the trailing five quarters are as follows (in millions except average sales price, including Federal Excise Tax):

                                                2009                          2008
                                              --------    --------------------------------------------
                                                 Q1          Q4          Q3          Q2          Q1
                                              --------    --------------------------------------------
Orders Received                               $  154.3    $   86.1    $   33.5    $   37.0    $   73.8

Average Sales Price of Orders Received (2)    $    308    $    287    $    267    $    275    $    257

Ending Backlog (2)                            $  136.3    $   47.8    $   27.9    $   33.7    $   40.7

Average Sales Price of Ending Backlog (2)     $    297    $    269    $    242    $    245    $    234

Note 1: Distributor ending inventory as provided by the Company's distributors.

Note 2: Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

      If demand remains strong, shipments for the remainder of 2009 will be essentially limited to units produced as finished goods inventory has been largely depleted.

      Orders received in the first quarter of 2009 reflect continued strong overall industry demand across most product lines. Demand was particularly strong for firearms related to self defense, including the LCP pistol and the LCR revolver.

      The increase in the average sales price of the units in backlog at the end of the first quarter of 2009 is due to the balanced mix of the backlog across most product lines. In 2008, the LCP pistol accounted for a disproportionate percentage of the total backlog.

Production

      Production rates, which started to increase late in 2007, have continued to improve. Unit production in the first quarter of 2009 increased 27% from the fourth quarter of 2008, and increased 69% from the first quarter of 2008.

      The Company continues to work on the transition from large-scale batch production to lean manufacturing, with an emphasis on setting up manufacturing cells that facilitate single-piece flow production and inventory pull systems. The current focus is on:

      1.    Establishing single-piece flow cells for small parts manufacturing,
      2.    Process improvement for existing cells,
      3.    Developing inventory pull systems,
      4.    Developing standard work for all cell processes,
      5.    Managing vendors, and
      6. Increasing capacity for the products with the greatest unmet demand and potential gross margin.

      There is also considerable, on-going engineering work in process to re-engineer existing product designs for improved manufacturability.

Inventories

      The Company's finished goods inventory is at extraordinarily low levels. Finished goods inventories will remain significantly below desired safety stock levels until the current surge in demand subsides.

Sales

      Consolidated net sales were $63.5 million for the three months ended April 4, 2009. This represents an increase of $21.0 million or 49.5% from consolidated net sales of $42.5 million in the comparable prior year period.

      Firearms net sales were $62.2 million for the three months ended April 4, 2009. This represents an increase of $22.2 million or 55.5% from firearms net sales of $40.0 million in the comparable prior year period.

      Firearms unit shipments increased 57.5% for the first quarter of 2009 when compared to the first quarter of 2008 due to increased shipments of pistols, rifles and revolvers. This increase is attributable to continued strong demand for most product lines, and increased production of both new and mature products.

      Casting net sales were $1.3 million for the three months ended April 4, 2009. This represents a decrease of $1.2 million or 47.4% from casting sales of $2.5 million in the comparable prior year period.

Cost of Products Sold and Gross Margin

      Consolidated cost of products sold was $44.0 million for the three months ended April 4, 2009. This represents an increase of $12.1 million or 38.2% from consolidated cost of products sold of $31.9 million in the comparable prior year period.

      Gross margin as a percent of sales was 30.7% for the three months ended April 4, 2009. This represents an increase from the gross margin of 25.1% in the comparable prior year period as illustrated below (in thousands):

                                                                              Three Months Ended
---------------------------------------------------------------------------------------------------------------
                                                                   April 4, 2009              March 29, 2008
---------------------------------------------------------------------------------------------------------------
Net sales                                                      $ 63,529        100.0%     $ 42,506        100.0%

Cost of products sold, before LIFO, overhead and labor rate
   adjustments to inventory, product liability, and product
   recall                                                        42,722         67.2%       30,820         72.5%

LIFO (income) expense                                              (249)        (0.4)%          98          0.2%

Overhead rate adjustments to inventory                              689          1.2%         (464)        (1.1)%

Labor rate adjustments to inventory                                 169          0.3%           --           --

Product liability                                                    93          0.1%          189          0.5%

Product Recall                                                      579          0.9%        1,208          2.8%
                                                               --------        -----      --------        -----
Total cost of products sold                                      44,003         69.3%       31,851         74.9%
---------------------------------------------------------------------------------------------------------------
Gross margin                                                   $ 19,526         30.7%     $ 10,655         25.1%
===============================================================================================================

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall--During the three months ended April 4, 2009, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall improved to 67.2% of sales from 72.5% of sales in the comparable prior year period. The improvement was due to cost management while year-over-year sales grew 49.5% during the quarter. Fixed overhead expenses were leveraged, and greater efficiency was experienced in personnel costs and non-personnel variable overhead spending.

LIFO--During the three months ended April 4, 2009, gross inventories decreased by $4.6 million as compared to a decrease in gross inventories of $0.5 million in the comparable 2008 period. In the first quarter of 2009 the Company recognized LIFO income resulting in decreased cost of products sold of $0.2 million compared to LIFO expense and increased cost of products sold of $0.1 million in the first quarter of 2008.

Overhead Rate Adjustments--The net impact in the first quarter of 2009 from the change in the overhead rates used to absorb overhead expenses into inventory was a decrease to inventory of $0.7 million. This decrease in inventory value resulted in an increase to cost of sales in the first quarter of 2009.

In the first quarter of 2008, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was an increase of $0.5 million. This increase in inventory value resulted in a decrease to cost of products sold.

Labor Rate Adjustments-- Effective April 1, 2008, the Company changed its methodology for estimating standard direct labor rates for its firearms. The net impact in the first quarter of 2009 from the change in the labor rates used to absorb labor expenses into inventory was a decrease to inventory of $0.2 million. This decrease in inventory value resulted in an increase to cost of sales in the first quarter of 2009. No such adjustment was recorded in the first quarter of 2008.

Product Liability--During the three months ended April 4, 2009, the Company incurred product liability expense of $0.1 million, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. For the comparable 2008 period, product liability expenses totaled $0.2 million. See Note 8 to the notes to the financial statements "Contingent Liabilities" for further discussion of the Company's product liability.

Product Recalls-- In 2008, the Company received a small number of reports from the field that its SR9 pistols, and later, its LCP pistols, could discharge if dropped onto a hard surface. The Company began recalling SR9 pistols in April 2008 and LCP pistols in October 2008 to offer free safety retrofits. The estimated cost of these safety retrofit programs of approximately $3.5 million was recorded in 2008, of which $1.2 million was recorded in the first quarter of 2008. During the first quarter of 2009, it became apparent that the recalls were more successful than originally forecast and a greater quantity of affected pistols would be retrofitted than originally estimated. To reflect this, an additional expense of $0.6 million was recognized.

Gross Margin--Gross margin was $19.5 million or 30.7% of sales in the first quarter of 2009. This is an increase of $8.9 million or 83.3% from the first quarter of 2008 gross margin of $10.7 million or 25.1% of sales.

Selling, General and Administrative

      Selling, general and administrative expenses were $10.1 million, or 15.9% of sales, for the three months ended April 4, 2009. This represents an increase of $1.8 million from selling, general and administrative expenses of $8.3 million, or 19.6% of sales, in the comparable prior year period. The increase in expense reflects increased sales promotion and advertising expenses, greater personnel-related expenses, and increased shipping expenses.

Other income

      Other income was an expense of $0.1 million in the first quarter of 2009 compared to a break-even in the first quarter of 2008.

Income Taxes and Net Income

      The effective income tax rates in the first quarter of both 2009 and 2008 were 38.0%.

      As a result of the foregoing factors, consolidated net income was $5.8 million in the three months ended April 4, 2009. This represents an increase of $4.3 million from consolidated net income of $1.5 million in the comparable prior year period.

Financial Condition

Liquidity

      At April 4, 2009, the Company had cash, cash equivalents and short-term investments of $33.9 million. The Company's pre-LIFO working capital of $96.4 million, less the LIFO reserve of $44.1 million, resulted in working capital of $52.3 million and a current ratio of 2.9 to 1.

      During the first quarter of 2009, the Company paid down the $1 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets. The credit facility expires on December 13, 2009.

Operations

      Cash provided by operating activities was $10.4 million for the three months ended April 4, 2009 compared to cash provided by operating activities of $0.6 million for comparable prior year period. The increase in cash provided in 2009 compared to 2008 is principally attributable to the increased profitability in 2009.

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

Investing and Financing

      Capital expenditures for the three months ended April 4, 2009 totaled $3.7 million. In 2009, the Company expects to spend approximately $12 million on capital expenditures to purchase tooling for new product introductions and to upgrade and modernize manufacturing equipment, and to increase capacity of certain products in strong demand. The Company finances, and intends to continue to finance, all of these activities with cash provided by operations and current cash and short-term investments.

      There were no dividends paid for the three months ended April 4, 2009. On April 28, 2009, the Company declared a dividend of 8.6(cent) per share to shareholders of record on May 15, 2009. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company's need for funds.

      In 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees will no longer accrue benefits under them effective December 31, 2007. This action "froze" the benefits for all employees and prevented future hires from joining the plans, effective December 31, 2007. Currently, the Company provides supplemental discretionary contributions to substantially all employees' individual 401(k) accounts.

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

      There is no minimum required cash contribution for the defined benefit plans for 2009, but there may be such a requirement in future years. The Company expects to voluntarily contribute approximately $2.0 million to the defined benefit plans in 2009, of which $0.2 million was contributed in the first quarter of 2009. The intent of this discretionary contribution is to reduce the amount of time that the Company will be required to continue to operate the frozen plans. The ongoing cost of running the plans (even if frozen) is approximately $200,000 per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

      In the first quarter of 2009, the Company settled $2.0 million of pension liabilities through the purchases of group annuities. This transaction resulted in an insignificant actuarial gain.

      Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of cash through issuance of short-term or long-term debt. In 2007, the Company established an unsecured $25 million credit facility. At December 31, 2008, $1.0 million was outstanding from this credit facility. During the first quarter of 2009, the Company paid down the $1.0 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets. The credit facility expires on December 13, 2009.

      In November 2008, the Company announced that its Board of Directors authorized a $5 million stock repurchase program. During the first quarter of 2009, the Company repurchased approximately 2,400 shares of its common stock under a 10b5-1 program, representing 0.1% of the outstanding shares, in the open market at an average price of $6.03 per share. These purchases were made with cash held by the Company and no debt was incurred. At April 4, 2009, $4.7 million remained available for share repurchases under this repurchase program.

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

Adjustments to Critical Accounting Policies

      The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company's 2008 Annual Report on Form 10-K filed on February 24, 2009, or the judgments affecting the application of those estimates and assumptions.

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

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R is effective for the fiscal year beginning January 1, 2009, and was adopted by the Company in the first quarter of 2009. The adoption of FAS 141R did not have a material impact on the Company's financial position, results of operations and cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The Company's management, with the participation of the Company's Chief Executive Officer and Treasurer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (the "Disclosure Controls and Procedures"), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of April 4, 2009.

      Based on the evaluation, the Company's Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of April 4, 2009, such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Additionally, the Company's Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company's control over financial reporting that occurred during the quarter ended April 4, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Changes in Internal Controls over Financial Reporting

      There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The nature of the legal proceedings against the Company is discussed at
Note 8 to this Quarterly Report on Form 10-Q report, which is incorporated herein by reference.

      The Company has reported all cases instituted against it through December 31, 2008, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

      No cases were formally instituted against the Company during the three months ending April 4, 2009.

      During the three months ending April 4, 2009, one previously reported case was settled:

      On February 11, 2009, the previously reported Pearce v. Company, et al
(MA) case was settled. The settlement amount was within the limits of the Company's self-insurance coverage or self-insurance retention.

ITEM 1A. RISK FACTORS

      There have been no material changes in our risk factors from the information provided in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

            31.1 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          STURM, RUGER & COMPANY, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 4, 2009

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           STURM, RUGER & COMPANY, INC.
                           -----------------------------------------------------


Date: April 28, 2009       /S/ THOMAS A. DINEEN
                           -----------------------------------------------------
                           Thomas A. Dineen
                           Principal Financial Officer,
                           Vice President, Treasurer and Chief Financial Officer