Form 10-Q
period 2009-07-04
STURM RUGER & CO INC
filed 2009-07-29
CIK 95029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    _________

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 4, 2009

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes |X| No |_|

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

Large accelerated filer |_|     Accelerated filer |X|
Non-accelerated filer |_|       Smaller reporting company |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of the issuer's common stock as of July 4, 2009: Common Stock, $1 par value -19,063,143.

                                                           INDEX

                                               STURM, RUGER & COMPANY, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed balance sheets - July 4, 2009 and December 31, 2008 .........................................     3

            Condensed statements of operations - Three and six months ended July 4, 2009 and June 28, 2008 ........     5

            Condensed statement of stockholders' equity - Six months ended July 4, 2009 ...........................     6

            Condensed statements of cash flows - Three and six months ended July 4, 2009 and June 28, 2008 ........     7

            Notes to condensed financial statements - July 4, 2009 ................................................     8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations .................    16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ............................................    24

Item 4.     Controls and Procedures ...............................................................................    25

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings .....................................................................................    25

Item 1A.    Risk Factors ..........................................................................................    26

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds ...........................................    26

Item 3.     Defaults Upon Senior Securities .......................................................................    26

Item 4.     Submission of Matters to a Vote of Security Holders ...................................................    26

Item 5.     Other Information .....................................................................................    26

Item 6.     Exhibits ..............................................................................................    27

SIGNATURES ........................................................................................................    28

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
        STURM, RUGER & COMPANY, INC.

        CONDENSED BALANCE SHEETS
        (Dollars in thousands, except share data)

                                                             July 4, 2009        December 31, 2008
--------------------------------------------------------------------------------------------------
                                                                                       (Note)
   Assets

   Current Assets
      Cash and cash equivalents                            $           3,890     $           9,688
      Short-term investments                                          39,704                18,558
      Trade receivables, net                                          27,534                25,809

       Gross inventories                                              51,822                59,846
              Less LIFO reserve                                      (43,160)              (44,338)
              Less excess and obsolescence reserve                    (2,597)               (3,569)
--------------------------------------------------------------------------------------------------
              Net inventories                                          6,065                11,939
--------------------------------------------------------------------------------------------------

      Deferred income taxes                                            5,318                 6,400
      Prepaid expenses and other current assets                        2,558                 3,374
--------------------------------------------------------------------------------------------------
                                   Total current assets               85,069                75,768

    Property, plant and equipment                                    131,087               125,026
           Less allowances for depreciation                         (101,364)              (98,807)
--------------------------------------------------------------------------------------------------
           Net property, plant and equipment                          29,723                26,219
--------------------------------------------------------------------------------------------------

   Deferred income taxes                                               9,205                 7,743
   Other assets                                                        4,525                 3,030
--------------------------------------------------------------------------------------------------
   Total Assets                                            $         128,522     $         112,760
==================================================================================================

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        STURM, RUGER & COMPANY, INC.

        CONDENSED BALANCE SHEETS
        (Dollars in thousands, except share data)

                                                           July 4, 2009        December 31, 2008
------------------------------------------------------------------------------------------------
                                                                                     (Note)
Liabilities and Stockholders' Equity

Current Liabilities
  Trade accounts payable and accrued expenses            $           9,690     $          10,235
  Product liability                                                    771                 1,051
  Employee compensation and benefits                                10,643                 7,994
  Workers' compensation                                              4,665                 5,067
  Income taxes payable                                               2,456                 4,171
  Line of credit                                                        --                 1,000
------------------------------------------------------------------------------------------------
                            Total current liabilities               28,225                29,518

Accrued pension liability                                           16,932                16,946
Product liability accrual                                              906                   693
Contingent liabilities - Note 9                                         --                    --

Stockholders' Equity
Common Stock, non-voting, par value $1:
       Authorized shares 50,000; none issued                            --                    --
Common Stock, par value $1:
       Authorized shares - 40,000,000
       2009 - 22,798,732 issued,
              19,063,143 outstanding
       2008 - 22,798,732 issued,
              19,047,323 outstanding                                22,817                22,799
Additional paid-in capital                                           6,447                 2,442
Retained earnings                                                  106,347                93,500
Less: Treasury stock - at cost
        2009 - 3,753,821 shares
        2008 - 3,751,419 shares                                    (30,167)              (30,153)
Accumulated other comprehensive loss                               (22,985)              (22,985)
------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                          82,459                65,603
------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity               $         128,522     $         112,760
================================================================================================

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

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                      Three Months Ended                   Six Months Ended
                                               -------------------------------------------------------------------
                                                July 4, 2009     June 28, 2008      July 4, 2009     June 28, 2008
                                               -------------------------------------------------------------------
Net firearms sales                             $      71,372     $      36,839     $     133,600     $      76,869
Net castings sales                                     1,018             1,825             2,320             4,301
------------------------------------------------------------------------------------------------------------------
Total net sales                                       72,390            38,664           135,920            81,170

Cost of products sold                                 47,358            30,169            91,362            62,020
------------------------------------------------------------------------------------------------------------------
Gross profit                                          25,032             8,495            44,558            19,150
------------------------------------------------------------------------------------------------------------------

Expenses:
     Selling                                           5,319             4,098            10,764             8,486
     General and administrative                        5,738             2,968            10,384             6,909
     Other operating expenses (income), net               --               (54)               --               (54)
------------------------------------------------------------------------------------------------------------------
Total operating expenses                              11,057             7,012            21,148            15,341
------------------------------------------------------------------------------------------------------------------

Operating income                                      13,975             1,483            23,410             3,809
------------------------------------------------------------------------------------------------------------------

 Other income:
     Interest income                                      39               118                57               280
     Other income (expense), net                         (14)              144              (101)               (1)
------------------------------------------------------------------------------------------------------------------
Total other income (expense), net                         25               262               (44)              279
------------------------------------------------------------------------------------------------------------------

Income before income taxes                            14,000             1,745            23,366             4,088

Income taxes                                           5,320               663             8,879             1,554
------------------------------------------------------------------------------------------------------------------

Net income                                     $       8,680     $       1,082     $      14,487     $       2,534
==================================================================================================================

Earnings per share
     Basic                                     $        0.46     $        0.05     $        0.76     $        0.12
                                               =============     =============     =============     =============
     Diluted                                   $        0.45     $        0.05     $        0.76     $        0.12
                                               =============     =============     =============     =============

Average shares outstanding
     Basic                                            19,059            20,576            19,052            20,576
                                               =============     =============     =============     =============
     Diluted                                          19,272            20,609            19,110            20,626
                                               =============     =============     =============     =============

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars in thousands)

                                                                                                         Accumulated
                                                                 Additional                                 Other
                                                     Common       Paid-in     Retained      Treasury    Comprehensive
                                                     Stock        Capital     Earnings        Stock          Loss         Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2008                        $  22,799    $   2,442    $  93,500     $ (30,153)    $ (22,985)    $  65,603

      Net income and comprehensive income                  --           --       14,487            --            --        14,487

      Dividends paid                                       --           --       (1,640)           --            --        (1,640)

      Stock-based compensation                             --        2,645           --            --            --         2,645

      Tax benefit from exercise of stock options           --        1,378           --            --            --         1,378

      Issuance of 18,222 shares of common stock            18          (18)          --            --            --            --

      Repurchase of 2,401 shares of common stock           --           --           --           (14)           --           (14)
=================================================================================================================================
Balance at July 4, 2009                             $  22,817    $   6,447    $ 106,347     $ (30,167)    $ (22,985)    $  82,459
=================================================================================================================================

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                                           Six Months Ended
                                                                                    -------------------------------
                                                                                     July 4, 2009     June 28, 2008
                                                                                    -------------------------------
Operating Activities
   Net income                                                                       $      14,487     $       2,534
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation                                                                          3,325             2,390
      Stock-based compensation                                                              2,950               256
      Gain on sale of assets                                                                   --               (54)
      Deferred income taxes                                                                  (380)               48
      Changes in operating assets and liabilities:
         Trade receivables                                                                 (1,725)            2,025
         Inventories                                                                        5,874            (4,584)
         Trade accounts payable and accrued expenses                                        1,472            (1,870)
         Product liability                                                                    (68)             (223)
         Prepaid expenses, other assets and other liabilities                                (769)           (2,790)
         Income taxes                                                                      (1,715)            1,202
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities                                           23,451            (1,066)
-------------------------------------------------------------------------------------------------------------------

Investing Activities
   Property, plant and equipment additions                                                 (6,829)           (3,846)
   Proceeds from sale of assets                                                                --                54
   Purchases of short-term investments                                                    (48,708)          (15,843)
   Proceeds from maturities of short-term investments                                      27,564            21,700
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                                          (27,973)            2,065
-------------------------------------------------------------------------------------------------------------------

Financing Activities
   Tax benefit from exercise of stock options                                               1,378                --
   Repayment of line of credit balance                                                     (1,000)               --
   Repurchase of common stock                                                                 (14)               --
   Dividends paid                                                                          (1,640)               --
-------------------------------------------------------------------------------------------------------------------
Cash used for financing activities                                                         (1,276)               --
-------------------------------------------------------------------------------------------------------------------

(Decrease) Increase in cash and cash equivalents                                           (5,798)              999

Cash and cash equivalents at beginning of period                                            9,688             5,106

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $       3,890     $       6,105
===================================================================================================================

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

      In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended July 4, 2009 are not indicative of the results to be expected for the full year ending December 31, 2009. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

      Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 98% of the Company's total sales for the three and six months ended July 4, 2009 were firearms sales, and 2% were investment castings sales. Export sales represent less than 2% of total sales. The Company's design and manufacturing operations are located in the United States and almost all product content is domestic. The Company's firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

      The Company manufactures investment castings made from steel alloys for internal use in its firearms and utilizes available investment casting capacity to manufacture and sell castings to unaffiliated, third-party customers.

Fair Value of Financial Instruments:

      The carrying amounts of financial instruments, including cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of these items.

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

Recent Accounting Pronouncements:

      In July 2009, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 165 ("FAS 165") "Subsequent Events". FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted FAS 165 during the quarter ended July 4, 2009.

NOTE 3 - SHORT-TERM INVESTMENTS

      Short-term investments consist principally of United States Treasury instruments, all maturing within one year, and are recorded at cost plus accrued interest, which approximates market. The income from short-term investments is included in other income - net. The Company intends to hold these investments until maturity.

      The Company evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when market conditions warrant such evaluation. The Company has determined that the carrying value of short-term investments has not been impaired.

NOTE 4 - INVENTORIES

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

      During the six month period ended July 4, 2009, inventory quantities were reduced. If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation continues to occur in 2009, the impact may be material to the Company's results of operations for the period but will not have a material impact on the financial position of the Company.

      Inventories consist of the following (in thousands):

                                             July 4, 2009     December 31, 2008
-------------------------------------------------------------------------------
Inventory at FIFO
    Finished products                        $      2,131          $      2,790
    Materials and work in process                  49,691                57,056
-------------------------------------------------------------------------------
Gross inventories                                  51,822                59,846
    Less: LIFO reserve                            (43,160)              (44,338)
    Less: excess and obsolescence reserve          (2,597)               (3,569)
-------------------------------------------------------------------------------
Net inventories                              $      6,065          $     11,939
===============================================================================

NOTE 5 - INCOME TAXES

      The Company's 2009 effective tax rate differs from the statutory tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The effective income tax rate for the three and six months ended July 4, 2009 and June 28, 2008 is 38.0%. Income tax payments in the three and six months ended July 4, 2009 totaled $7.0 million and $10.9 million, respectively. The Company was not required to make income tax payments in the three and six months ended June 28, 2008 because of overpayments of estimated taxes in 2007.

      The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005. In the third quarter of 2007, the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax return for 2005. The IRS did not propose any adjustments as a result of this examination and has accepted the Company's return as filed. In the first quarter of 2009, the IRS completed audits of the Company's 2006 and 2007 federal income tax returns. Adjustments resulting from this examination did not result in a material change to the Company's financial position or results of operations.

      The Company adheres to the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"). The Company does not believe it has included any "uncertain tax positions" in its federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.4 to $0.7 million exist. The Company has recorded $0.4 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties. This amount is included in income taxes payable at July 4, 2009. In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of its provision for taxes.

NOTE 6 - PENSION PLANS

      The Company has migrated its retirement benefit focus from defined benefit pension plans to defined contribution retirement plans, utilizing its current 401(k) plan.

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

      There is no minimum required cash contribution for the defined benefit plans for 2009, but there may be such a requirement in future years. The Company expects to voluntarily contribute approximately $2.0 million to the defined benefit plans in 2009, of which $0.8 million was contributed in the first half of 2009. The intent of this discretionary contribution is to reduce the amount of time that the Company will be required to continue to operate the frozen plans. The ongoing cost of running the plans (even if frozen) is approximately $200,000 per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

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

      The estimated cost of the frozen defined benefit plans for 2009 is $1.4 million, of which $0.7 million was recognized in the first half of 2009.

      Costs attributable to the supplemental discretionary 401(k) plan totaled $0.5 million and $0.9 million for the three and six months ended July 4, 2009, respectively. The Company plans to contribute an additional $1.0 million to the plan during the remainder of 2009.

NOTE 7 - SHARE BASED PAYMENTS

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

      A summary of changes in options outstanding under the Plans is summarized below:

                                                            Weighted Average        Grant Date
                                            Shares           Exercise Price         Fair Value
--------------------------------------------------------------------------------------------------
Outstanding at December 31, 2008               1,420,250    $            9.02    $            3.99
Granted                                          115,900    $            8.69    $            4.57
Exercised                                             --                   --                   --
Expired                                               --                   --                   --
--------------------------------------------------------------------------------------------------
Outstanding July 4, 2009                       1,536,150    $            9.00    $            4.08
--------------------------------------------------------------------------------------------------

      The aggregate intrinsic value (mean market price at July 2, 2009 less the weighted average exercise price) of options outstanding under the Plans was approximately $5.4 million.

      The aggregate compensation expense for the options granted in the six months ended July 4, 2009, calculated using the Black-Scholes option-pricing model, was $0.2 million. This expense, which is a non-cash item, is being amortized in the Company's statements of operations over the vesting periods. Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.9 million and $2.8 million for three and six months ended July 4, 2009, respectively, and $0.2 million and $0.3 million for three and six months ended June 28, 2008, respectively.

      In April 2008, a total of 18,222 deferred stock awards were issued to non-employee directors, which vested in April 2009. Compensation expense related to these awards was amortized ratably over the vesting period. The total compensation expense related to these awards was $0.1 million. In April 2009, a total of 12,144 deferred stock awards were issued to non-employee directors, which will vest in April 2010. Compensation expense related to these awards will be amortized ratably over the vesting period. The total compensation expense related to these awards was $0.1 million.

      In May 2009, a total of 19,181 deferred stock awards were issued to certain key employees. These awards require that the Company meets certain financial objectives in order for the employees to vest. It is anticipated that these objectives will be met by the end of 2009. The total compensation expense related to these awards is $0.2 million and is being amortized ratably over the expected vesting period.

      The Company has adopted a policy to pay 25% of all officers' annual incentive compensation in restricted stock. During the first quarter of 2009, awards totaling $0.2 million were made under this policy.

NOTE 8 - BASIC AND DILUTED EARNINGS PER SHARE

      Weighted average shares outstanding for the three and six months ended July 4, 2009 were 19,058,537 and 19,051,775, respectively. Weighted average shares outstanding for the three and six months ended June 28, 2008 were 20,571,817 and 20,575,843, respectively.

      Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable. This resulted in diluted weighted-average shares outstanding for the three and six months ended July 4, 2009 of 19,272,412 and 19,109,862, respectively. Diluted weighted-average shares outstanding for the three and six months ended June 28, 2008 were 20,612,584 and 20,629,871 shares, respectively.

NOTE 9 - CONTINGENT LIABILITIES

      As of July 4, 2009, the Company was a defendant in approximately 3 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall into one of two categories:

      (i) Those that claim damages from the Company related to allegedly defective product design and/or manufacture which stem from a specific incident. Pending lawsuits and claims are based principally on the theory of "strict liability" but also may be based on negligence, breach of warranty, and other legal theories; or

      (ii) Those brought by cities or other governmental entities, and individuals against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third-parties in the commission of homicides, suicides and other shootings involving juveniles and adults.

      The only remaining lawsuit of the second type is the lawsuit filed by the City of Gary. The complaint in that case seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products. Market share allegations have been held inapplicable by the Indiana Supreme Court.

      The Company has expended significant amounts of financial resources and management time in connection with product liability litigation. Management believes that, in every case involving firearms, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company. Defenses to the suit brought by Gary further exist based on, among other things, the Protection of Lawful Commerce in Arms Act ("PLCAA").

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

      Legislation has been passed in approximately 34 states precluding suits of the type brought by the municipalities mentioned above. On the Federal level, the "Protection of Lawful Commerce in Arms Act" was signed by President Bush on October 26, 2005. The Act requires dismissal of suits against manufacturers arising out of the lawful sale of their products for harm resulting from the criminal or unlawful misuse of a firearm by a third party. The Company is pursuing dismissal of each action involving such claims, including the municipal case described above.

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

      The Company has reported all cases instituted against it through April 4, 2009 and the results of these cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports to which reference is hereby made.

NOTE 10 - RELATED PARTY TRANSACTIONS

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

NOTE 11 - OPERATING SEGMENT INFORMATION

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

                                                        Three Months Ended                   Six Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                  July 4, 2009     June 28, 2008      July 4, 2009     June 28, 2008
--------------------------------------------------------------------------------------------------------------------
Net Sales
     Firearms                                    $      71,372     $      36,839     $     133,600     $      76,869
     Castings
          Unaffiliated                                   1,018             1,825             2,320             4,301
          Intersegment                                   4,876             2,779             9,039             5,646
--------------------------------------------------------------------------------------------------------------------
                                                         5,894             4,604            11,359             9,947
     Eliminations                                       (4,876)           (2,779)           (9,039)           (5,646)
--------------------------------------------------------------------------------------------------------------------
                                                 $      72,390     $      38,664     $     135,920     $      81,170
--------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes
     Firearms                                    $      14,413     $       3,502     $      24,025     $       6,527
     Castings                                             (121)             (907)             (625)           (1,786)
     Corporate                                            (292)             (850)              (34)             (653)
--------------------------------------------------------------------------------------------------------------------
                                                 $      14,000     $       1,745     $      23,366     $       4,088
--------------------------------------------------------------------------------------------------------------------

                                                                                        July 4,         December 31,
                                                                                         2009              2008
--------------------------------------------------------------------------------------------------------------------
Identifiable Assets
     Firearms                                                                        $      62,599     $      63,042
     Castings                                                                                4,490             4,842
     Corporate                                                                              61,433            44,876
--------------------------------------------------------------------------------------------------------------------
                                                                                     $     128,522     $     112,760
--------------------------------------------------------------------------------------------------------------------

NOTE 12 - STOCK REPURCHASE

      In November 2008, the Company announced that its Board of Directors authorized a $5 million stock repurchase program. During the first half of 2009, the Company repurchased approximately 2,400 shares of its common stock under a 10b5-1 program, representing 0.01% of the outstanding shares, in the open market at an average price of $6.03 per share. These purchases were made with cash held by the Company and no debt was incurred. At July 4, 2009, $4.7 million remained available for share repurchases under this repurchase program.

NOTE 13 - LINE OF CREDIT

      In December 2008, the Company renewed a $25 million credit facility with a bank which terminates on December 13, 2009. Borrowings under this facility bear interest at LIBOR plus 200 basis points. The unused fee is 50 basis points per year on the unused portion of the credit facility. During the first quarter of 2009, the Company paid down the $1 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets. The credit facility remains unused.

NOTE 14 - SUBSEQUENT EVENTS

      On July 28, 2009, the Company declared a dividend of 12.3 cents per share to shareholders of record on August 14, 2009.

      The Company has evaluated events through July 29, 2009, the date the financial statements were issued, and determined that there were no events occurring subsequent to July 4, 2009 that would have a material impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

      Sturm, Ruger & Company, Inc. (the "Company") is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 98% of the Company's total sales for the three and six months ended July 4, 2009 were firearms sales, and 2% were investment castings sales. Export sales represent less than 2% of total sales. The Company's design and manufacturing operations are located in the United States and almost all product content is domestic. The Company's firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

      The Company manufactures investment castings made from steel alloys for internal use in its firearms and utilizes excess investment casting capacity to manufacture and sell castings to unaffiliated, third-party customers.

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

Results of Operations

Summary Unit Data

      Firearms unit data for orders, production, shipments and ending inventory for the last six quarters are as follows:

                                                  2009                                2008
                                          --------------------    --------------------------------------------
                                             Q2          Q1          Q4          Q3          Q2          Q1
                                          --------------------    --------------------------------------------
Units Ordered                              204,700     501,000     270,400     125,700     120,300     260,100

Units Produced                             247,300     209,900     167,100     158,900     150,600     124,000

Units Shipped                              246,200     213,700     208,100     146,000     136,700     135,700

Average Sales Price                       $    286    $    283    $    275    $    276    $    270    $    296

Units on Backorder                         412,300     458,900     175,900     115,300     137,700     157,100

Units - Company Inventory                    9,600       8,800      12,400      52,600      40,200      24,900

Units - Distributor Inventory (Note 1)      53,900      35,200      57,500      65,800      62,900      61,800

Orders Received and Ending Backlog

      The gross value of orders received and ending backlog for the trailing five quarters are as follows (in millions except average sales price, including Federal Excise Tax):

                                                      2009                                2008
                                              --------------------    --------------------------------------------
                                                 Q2          Q1          Q4          Q3          Q2          Q1
                                              --------------------    --------------------------------------------
Orders Received                               $   81.8    $  154.3    $   86.1    $   33.5    $   37.0    $   73.8

Average Sales Price of Orders Received (2)    $    400    $    308    $    287    $    267    $    275    $    257

Ending Backlog (2)                            $  138.0    $  136.3    $   47.8    $   27.9    $   33.7    $   40.7

Average Sales Price of Ending Backlog (2)     $    335    $    297    $    269    $    242    $    245    $    234

Note 1: Distributor ending inventory as provided by the Company's distributors.

Note 2: Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

      The incoming order rate declined in the second quarter of 2009, reflecting the impact of the following:

      o A reduction in the industry-wide surge in demand that began in the fourth quarter of 2008,
      o The large backlog at the end of the first quarter, which discouraged additional orders,
      o Prolonged ammunition shortages at retail, which hindered retail firearms sales,
      o     Stronger inventories throughout the distribution channel, and
      o     Normal product seasonality.

      Demand remained strong for many firearms, particularly those related to self defense, including the LCP pistol and the LCR revolver.

      The increase in the average sales price of orders received and the average sales price of the ending backlog at the end of the second quarter of 2009 is due to the orders received during the quarter for the SR-556 rifle, which was introduced in the second quarter of 2009. Shipments of the SR-556, which has a higher price relative to the other product lines, began in the latter part of the second quarter. In addition, throughout 2008 the lower-priced LCP pistol accounted for a disproportionate percentage of the total backlog, depressing the average sales price of the units in backlog in 2008.

Production

      Production rates continued to improve. Unit production in the second quarter of 2009 increased 18% from the first quarter of 2009, and increased 64% from the second quarter of 2008.

      The Company continues to work on the transition from large-scale batch production to lean manufacturing, with an emphasis on setting up manufacturing cells that facilitate single-piece flow production and inventory pull systems. The current focus is on:

      o     Establishing single-piece flow cells for small parts manufacturing,
      o     Process improvement for existing cells,
      o     Developing inventory pull systems,
      o     Developing standard work for all cell processes,
      o     Managing vendors,
      o Reallocating capacity from products for which demand appears to be cresting to products with unmet demand, and
      o Re-engineering existing product designs for improved manufacturability.

      There is also considerable focus on better matching production rates to incoming orders and the backlog to optimize order fill rates while reducing inventory levels.

Inventories

      The Company's finished goods inventory remains at extraordinarily low levels. When the current surge in demand subsides, the Company expects to replenish its finished goods inventory to safety stock levels before implementing any significant production rate reductions. This planned replenishment could increase the value of finished goods inventory by as much as $15.0 million from current depressed levels.

Sales

      Consolidated net sales were $72.4 million for the three months ended July 4, 2009. This represents an increase of $33.7 million or 87% from consolidated net sales of $38.7 million in the comparable prior year period.

      For the six months ended July 4, 2009, consolidated net sales were $135.9 million, an increase of $54.8 million or 67% from sales of $81.2 million in the comparable 2008 period.

      Firearms net sales were $71.4 million for the three months ended July 4, 2009. This represents an increase of $34.5 million or 94% from firearms net sales of $36.8 million in the comparable prior year period.

      For the six months ended July 4, 2009, firearms net sales were $133.6 million. This represents an increase of $56.7 or 74% from firearms net sales of $76.9 million in the comparable 2008 period.

      Firearms unit shipments increased 80% and 69% for the three and six months ended July 4, 2009 when compared to the comparable prior year period due to increased shipments of pistols, rifles and revolvers. This increase is attributable to continued strong demand for most product lines and increased production of both new and mature products throughout the first half of 2009.

      Casting net sales were $1.0 million for the three months ended July 4, 2009. This represents a decrease of $0.8 million or 44% from casting sales of $1.8 million in the comparable prior year period.

      For the six months ended July 4, 2009, casting net sales were $2.3 million. This represents a decrease of $2.0 million or 46% from casting sales of $4.3 million in the comparable prior year period.

Cost of Products Sold and Gross Margin

      Consolidated cost of products sold was $47.4 million for the three months ended July 4, 2009. This represents an increase of $17.2 million or 56.9% from consolidated cost of products sold of $30.2 million in the comparable prior year period.

      For the six months ended July 4, 2009, consolidated cost of products sold was $91.4 million. This represents an increase of $29.4 million or 47.3% from consolidated cost of products sold of $62.0 million in the comparable prior year period.

      Gross margin as a percent of sales was 34.6% and 32.8% for the three and six months ended July 4, 2009. This represents an increase from the gross margin percentages of 22.0% and 23.6% in the comparable prior year periods as illustrated below (in thousands):

                                                                                          Three Months Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                                               July 4, 2009                June 28, 2008
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                $  72,390         100.0%     $  38,664         100.0%

Cost of products sold, before LIFO, overhead and labor rate
      adjustments to inventory, product liability, and product
      recall                                                                46,255          63.9%        30,803          79.7%
LIFO (income) expense                                                         (929)         (1.3)%        2,130           5.5%
Overhead rate adjustments to inventory                                       1,071           1.5%        (1,062)         (2.8)%
Labor rate adjustments to inventory                                            289           0.4%        (1,879)         (4.9)%
Product liability                                                              654           0.9%           177           0.5%
Product recall                                                                  18            --             --            --
                                                                         ---------     ---------      ---------     ---------
Total cost of products sold                                                 47,358          65.4%        30,169          78.0%
-----------------------------------------------------------------------------------------------------------------------------
Gross margin                                                             $  25,032          34.6%     $   8,495          22.0%
=============================================================================================================================

                                                                                           Six Months Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                                               July 4, 2009                June 28, 2008
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                $ 135,920         100.0%     $  81,170         100.0%

Cost of products sold, before LIFO, overhead and labor rate
      adjustments to inventory, product liability, and product
      recall                                                                88,979          65.5%        61,623          75.9%
LIFO (income) expense                                                       (1,178)         (0.9)%        2,227           2.7%
Overhead rate adjustments to inventory                                       1,760           1.3%        (1,526)         (1.9)%
Labor rate adjustments to inventory                                            457           0.3%        (1,879)         (2.3)%
Product liability                                                              747           0.6%           367           0.5%
Product recall                                                                 597           0.4%         1,208           1.5%
                                                                         ---------     ---------      ---------     ---------
Total cost of products sold                                                 91,362          67.2%        62,020          76.4%
-----------------------------------------------------------------------------------------------------------------------------
Gross margin                                                             $  44,558          32.8%     $  19,150          23.6%
=============================================================================================================================

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall--During the three and six months ended July 4, 2009, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall decreased as a percentage of sales by 15.8% and 10.4%, respectively, compared with the comparable 2008 periods. The improvement was due to the leveraging of fixed overhead expense with year-over-year sales growth of 87.2% and 67.5% during the three and six months ended July 4, 2009, respectively. Greater efficiency was experienced in personnel costs and non-personnel variable overhead spending.

LIFO--During the three and six months ended July 4, 2009, gross inventories decreased by $3.4 million and $8.0 million, respectively, compared to increases in gross inventories of $3.5 million and $3.0 million in the comparable 2008 periods. As a result, in the three and six months ended July 4, 2009 the Company recognized LIFO income resulting in decreased cost of products sold of $0.9 million and $1.2 million, respectively, compared to LIFO expense and increased cost of products sold of $2.1 million and $2.2 million in the comparable 2008 periods.

Overhead Rate Adjustments-- During the three and six months ended July 4, 2009, the overhead rates used to absorb overhead expenses into inventory declined, resulting in decreases in inventory value of $1.1 million and $1.8 million, respectively. These decreases in inventory carrying values resulted in increases to cost of products sold. During the comparable 2008 periods, the overhead rate used to absorb overhead expenses into inventory increased, resulting in increases in inventory value of $1.1 million and $1.5 million, respectively. These increases in inventory carrying values resulted in decreases to cost of products sold.

Labor Rate Adjustments-- During the three and six months ended July 4, 2009, the standard labor rates used to absorb incurred labor expenses into inventory declined, resulting in decreases in inventory value of $0.3 and $0.5 million, respectively. These decreases in inventory carrying values resulted in increases to cost of products sold. During the comparable 2008 periods, the standard labor rates used to absorb incurred labor expenses into inventory increased, resulting in increases in inventory value of $1.1 million and $1.5 million, respectively. These increases in inventory carrying values resulted in decreases to cost of products sold.

Product Liability--Product liability expenses include the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. During the three and six months ended July 4, 2009, the Company incurred product liability expense of $0.7 million and $0.7 million, respectively. For the comparable 2008 periods, product liability expenses totaled $0.2 million and $0.4 million, respectively. See Note 9 to the notes to the financial statements "Contingent Liabilities" for further discussion of the Company's product liability.

Product Recalls--In 2008, the Company received a small number of reports from the field that its SR9 pistols, and later, its LCP pistols, could discharge if dropped onto a hard surface. The Company began recalling SR9 pistols in April 2008 and LCP pistols in October 2008 to offer free safety retrofits. The estimated cost of these safety retrofit programs of approximately $3.5 million was recorded in 2008. During the first quarter of 2009, it became apparent that the recalls were more successful than originally forecast and a greater quantity of affected pistols would be retrofitted than originally estimated. Therefore, an additional expense of $0.6 million was recognized in the first quarter of 2009.

Gross Margin--For the three and six months ended July 4, 2009, gross margin was $25.0 million and $44.6 million or 34.6% and 32.8% of sales, respectively. This is an increase of $16.5 million and $25.4 or 194.7% and 132.7% from the comparable prior year periods gross margin of $8.5 million and $19.2 million, or 22.0% and 23.6% of sales.

Selling, General and Administrative

      Selling, general and administrative expenses were $11.1 million and $21.1 million, or 15.3% and 15.6% of sales, for the three and six months ended July 4, 2009, respectively. This represents an increase of $4.0 million and $5.8 million from selling, general and administrative expenses of $7.0 million and $15.3 million, or 18.1% and 18.9% of sales, in the comparable prior year periods. The increase in expense reflects greater personnel-related expenses, increased sales promotion and advertising expenses, and increased shipping expenses.

Other income

      Other income was a break-even in the three and six months ended July 4, 2009 compared to income of $0.3 million in both the three and six months ended June 28, 2008.

Income Taxes and Net Income

      The effective income tax rate in the three and six months ended July 4, 2009 and June 28, 2008 was 38.0%.

      As a result of the foregoing factors, consolidated net income was $8.7 million and $14.5 million for the three and six months ended July 4, 2009, respectively. This represents an increase of $7.6 million and $12.0 million from consolidated net income of $1.1 million and $2.5 million in the comparable prior year periods.

Financial Condition

Liquidity

      At the end of the second quarter of 2009, our cash, cash equivalents and short-term investments totaled $43.6 million. Our pre-LIFO working capital of $100.0 million, less the LIFO reserve of $43.2 million, resulted in working capital of $56.8 million and a current ratio of 3.0 to 1.

      When the current surge in demand subsides, the Company expects to replenish its finished goods inventory to safety stock levels. This planned replenishment could increase the value of finished goods inventory by as much as $15 million from current depressed levels. The cash that will be consumed by this increase in finished goods inventory would be partially offset by a reduction in accounts receivable which would be expected during a period of reduced sales.

      During the first quarter of 2009, the Company paid down the $1 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets. The credit facility, which expires on December 13, 2009, remains unused.

Operations

      Cash provided by operating activities was $23.5 million for the six months ended July 4, 2009 compared to cash used by operating activities of $1.1 million for the comparable prior year period. The increase in cash provided in 2009 compared to 2008 is principally attributable to the increased profitability in 2009, inventory reductions in 2009 compared to inventory increases in 2008, and other working capital fluctuations.

      Third parties supply the Company with various raw materials for its firearms and castings, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts. There is a limited supply of these materials in the marketplace at any given time, which can cause the purchase prices to vary based upon numerous market factors. The Company believes that it has adequate quantities of raw materials in inventory to provide ample time to locate and obtain additional items at then-current market cost without interruption of its manufacturing operations. However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials can not be obtained, the Company's manufacturing processes could be interrupted and the Company's financial condition or results of operations could be materially adversely affected.

Investing and Financing

      Capital expenditures for the six months ended July 4, 2009 totaled $6.8 million. In 2009, the Company expects to spend approximately $12 million on capital expenditures to purchase tooling for new product introductions and to upgrade and modernize manufacturing equipment, and to increase capacity of certain products in strong demand. The Company finances, and intends to continue to finance, all of these activities with cash provided by operations and current cash and short-term investments.

      Dividends of $1.6 million were paid during the six months ended July 4, 2009.

      On July 28, 2009, the Company declared a dividend of 12.3 cents per share to shareholders of record on August 14, 2009. The amount of this dividend was based on a percentage of Operating Profit after adjustment for certain items, the same approach used by the Company last quarter when it declared its first dividend in over three years. Under this approach, the amount of the quarterly dividend fluctuates directly with certain operating results of the Company. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company's need for funds.

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

      There is no minimum required cash contribution for the defined benefit plans for 2009, but there may be such a requirement in future years. The Company expects to voluntarily contribute approximately $2.0 million to the defined benefit plans in 2009, of which $0.8 million was contributed in the first half of 2009. The intent of this discretionary contribution is to reduce the amount of time that the Company will be required to continue to operate the frozen plans. The ongoing cost of running the plans (even if frozen) is approximately $200,000 per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

      In the first quarter of 2009, the Company settled $2.0 million of pension liabilities through the purchase of group annuities. This transaction resulted in an insignificant actuarial gain.

      Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of cash through issuance of short-term or long-term debt. In 2007, the Company established an unsecured $25 million credit facility. At December 31, 2008, $1.0 million was outstanding from this credit facility. During the first quarter of 2009, the Company paid down the $1.0 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets. The credit facility, which expires on December 13, 2009, remains unused.

      In November 2008, the Company announced that its Board of Directors authorized a $5 million stock repurchase program. During the first half of 2009, the Company repurchased approximately 2,400 shares of its common stock under a 10b5-1 program, representing 0.01% of the outstanding shares, in the open market at an average price of $6.03 per share. These purchases were made with cash held by the Company and no debt was incurred. At July 4, 2009, $4.7 million remained available for share repurchases under this repurchase program.

      The Company plans to demolish most of its 300,000 square foot Dorr Woolen Building during the second half of 2009. A portion of the building will remain and be refurbished, and will continue to serve as the firearms warehouse in New Hampshire. The cost of this demolition and refurbishment is expected to be approximately $2 million.

Other Operational Matters

      In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to workplace safety, waste disposal, air emissions and water discharges into the environment. The Company believes that it is generally in compliance with applicable environmental regulations and the outcome of such proceedings and orders will not have a material adverse effect on the financial position or results of operations of the Company.

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

Recent Accounting Pronouncements:

      In July 2009, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 165 ("FAS 165") "Subsequent Events". FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted FAS 165 during the quarter ended July 4, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in United States Treasury instruments, all maturing within one year. The carrying amount of these investments approximates fair value due to the short-term maturities. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates or commodity prices.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The Company's management, with the participation of the Company's Chief Executive Officer and Treasurer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (the "Disclosure Controls and Procedures"), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of July 4, 2009.

      Based on the evaluation, the Company's Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of July 4, 2009, such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Additionally, the Company's Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company's control over financial reporting that occurred during the quarter ended July 4, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Changes in Internal Controls over Financial Reporting

      There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The nature of the legal proceedings against the Company is discussed at
Note 9 to this Form 10-Q report, which is incorporated herein by reference.

      The Company has reported all cases instituted against it through April 4, 2009, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10Q and 10K reports, to which reference is hereby made.

      One case was formally instituted against the Company during the three months ending July 4, 2009. On June 23, 2009, the Company was served with a complaint captioned Belmore v. Sturm, Ruger & Co., Inc. pending in Yavapai County Superior Court in the State of Arizona. Plaintiff Roger Belmore worked for a third-party contractor as a security guard in a Company facility, and the complaint alleges that he slipped and fell. General damages, medical expenses, and loss of earnings and earning capacity are demanded.

      On July 20, 2009, the Company was served with a complaint captioned Gilbert v. Sturm, Ruger & Co., Inc pending in the Boyd County Circuit Court in the Commonwealth of Kentucky. The complaint alleges that the plaintiff was handling a Ruger SR9 pistol when it discharged, resulting in injury to his leg. Compensatory damages, punitive damages and costs are demanded.

      During the three months ending July 4, 2009, no previously reported cases were settled.

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

            Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 2009 Annual Meeting of Stockholders of the Company was held on April 29, 2009. The table below sets forth the results of the votes taken on the 2009 Annual Meeting:

        1.      Election of Directors                           Votes For                               Votes Withheld
                ---------------------                           ---------                               --------------
                Michael O. Fifer                                16,217,405                              203,430
                James E. Service                                16,191,960                              228,875
                John A. Cosentino, Jr.                          16,228,179                              192,656
                C. Michael Jacobi                               16,133,521                              287,314
                John M. Kingsley, Jr.                           16,179,342                              241,493
                Stephen T. Merkel                               16,231,047                              189,788
                Ronald C. Whitaker                              16,221,218                              199,617

        2.      Ratification of McGladrey & Pullen, LLP as Auditors for 2009
                ------------------------------------------------------------
                Votes For                                       Votes Against                           Abstain
                ---------                                       -------------                           -------
                16,255,069                                      120,773                                 44,993

ITEM 5. OTHER INFORMATION

            None

ITEM 6. EXHIBITS

      (a)   Exhibits:

            31.1 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          STURM, RUGER & COMPANY, INC.

                FORM 10-Q FOR THE THREE MONTHS ENDED JULY 4, 2009

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           STURM, RUGER & COMPANY, INC.
                           -----------------------------------------------------

Date:  July 28, 2009       /S/ THOMAS A. DINEEN
                           -----------------------------------------------------
                           Thomas A. Dineen
                           Principal Financial Officer,
                           Vice President, Treasurer and Chief Financial Officer