Form 10-Q
period 2009-10-03
STURM RUGER & CO INC
filed 2009-10-28
CIK 95029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock as of October 3, 2009: Common Stock, $1 par value –19,072,790.

INDEX

STURM, RUGER & COMPANY, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
       STURM, RUGER & COMPANY, INC.

       CONDENSED BALANCE SHEETS
            (Dollars in thousands, except share data)

	October 3, 2009	December 31, 2008
		(Note)

Assets

Current Assets
Cash and cash equivalents	$5,881	$9,688
Short-term investments	47,237	18,558
Trade receivables, net	26,744	25,809
Gross inventories	50,903	59,846
Less LIFO reserve	(41,310)	(44,338)
Less excess and obsolescence reserve	(2,545)	(3,569)
Net inventories	7,048	11,939

Deferred income taxes	5,343	6,400
Prepaid expenses and other current assets	2,646	3,374
Total current assets	94,899	75,768

Property, plant and equipment	133,559	125,026
Less allowances for depreciation	(102,031)	(98,807)
Net property, plant and equipment	31,528	26,219
Deferred income taxes	9,667	7,743
Other assets	3,853	3,030
Total Assets	$139,947	$112,760

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

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS
     (Dollars in thousands, except share data)

	October 3, 2009	December 31, 2008
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$11,526	$10,235
Product liability	1,253	1,051
Employee compensation and benefits	12,604	7,994
Workers’ compensation	4,600	5,067
Income taxes payable	3,942	4,171
Line of credit	-	1,000
Total current liabilities	33,925	29,518

Accrued pension liability	16,933	16,946
Product liability accrual	974	693
Contingent liabilities – Note 9	--	--
Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	--	--
Common Stock, par value $1:
Authorized shares – 40,000,000 2009 – 22,798,732 issued, 19,072,790 outstanding 2008 – 22,798,732 issued, 19,047,323 outstanding	22,827	22,799
Additional paid-in capital	7,330	2,442
Retained earnings	111,110	93,500
Less: Treasury stock – at cost 2009 – 3,753,821 shares 2008 – 3,751,419 shares	(30,167)	(30,153)
Accumulated other comprehensive loss	(22,985)	(22,985)
Total Stockholders’ Equity	88,115	65,603
Total Liabilities and Stockholders’ Equity	$139,947	$112,760

Note:

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net firearms sales	$70,011	$40,318	$203,611	$117,186
Net castings sales	1,175	1,504	3,495	5,806
Total net sales	71,186	41,822	207,106	122,992

Cost of products sold	49,404	34,964	140,766	96,985
Gross profit	21,782	6,858	66,340	26,007

Expenses:
Selling	5,145	3,864	15,909	12,350
General and administrative	4,556	2,615	14,940	9,524
Other operating expenses, net	750	-	750	-
Total operating expenses	10,451	6,479	31,599	21,874

Operating income	11,331	379	34,741	4,133

Other income:
Interest income (expense)	8	72	(12)	352
Other income, net	125	150	101	204
Total other income, net	133	222	89	556

Income before income taxes	11,464	601	34,830	4,689

Income taxes	4,356	229	13,235	1,782

Net income	$7,108	$372	$21,595	$2,907

Earnings per share
Basic	$0.37	$0.02	$1.13	$0.14
Diluted	$0.37	$0.02	$1.12	$0.14

Average shares outstanding
Basic	19,070	20,047	19,058	20,398
Diluted	19,377	20,054	19,208	20,429

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2008	$22,799	$2,442	$93,500	$(30,153)	$(22,985)	$65,603
Net income and comprehensive income	-	-	21,595	-	-	21,595
Dividends paid	-	-	(3,985)	-	-	(3,985)
Stock-based compensation	-	3,505	-	-	-	3,505
Tax benefit from exercise of stock options	-	1,411	-	-	-	1,411
Issuance of 27,869 shares of common stock	28	(28)	-	-	-	-
Repurchase of 2,401 shares of common stock	-	-	-	(14)	-	(14)
Balance at October 3, 2009	$22,827	$7,330	$111,110	$(30,167)	$(22,985)	$88,115

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended
	October 3, 2009	September 27, 2008

Operating Activities
Net income	$21,595	$2,907
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,987	3,518
Slow moving inventory valuation adjustment	(256)	280
Stock-based compensation	3,505	419
Gain on sale of assets	(39)	(95)
Deferred income taxes	(868)	133
Changes in operating assets and liabilities:
Trade receivables	(935)	(3,868)
Inventories	5,147	(3,813)
Trade accounts payable and accrued expenses	5,433	3,054
Product liability	483	(263)
Prepaid expenses, other assets and other liabilities	(106)	(2,963)
Income taxes	(229)	1,333
Cash provided by operating activities	38,717	642

Investing Activities
Property, plant and equipment additions	(10,301)	(6,380)
Proceeds from sale of assets	44	95
Purchases of short-term investments	(78,217)	(21,931)
Proceeds from maturities of short-term investments	49,538	32,400
Cash provided by (used for) investing activities	(38,936)	4,184

Financing Activities
Tax benefit from exercise of stock options	1,411	-
Repayment of line of credit balance	(1,000)	-
Repurchase of common stock	(14)	(7,352)
Dividends paid	(3,985)	-
Cash used for financing activities	(3,588)	(7,352)

Decrease in cash and cash equivalents	(3,807)	(2,526)

Cash and cash equivalents at beginning of period	9,688	5,106

Cash and cash equivalents at end of period	$5,881	$2,580

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods.  Operating results for the nine months ended October 3, 2009 are not indicative of the results to be expected for the full year ending December 31, 2009.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 98% of the Company’s total sales for the three and nine months ended October 3, 2009 were firearms sales, and 2% were investment castings sales.  Export sales represent less than 4% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.  The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

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

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  ASC 105-10 will become the authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, the Company adopted ASC 105-10 for reporting in our 2009 third quarter. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In July 2009, the FASB issued ASC 855-10 (formally SFAS No. 165) “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The Company adopted FAS 165 during the quarter ended July 4, 2009.

NOTE 3 – SHORT-TERM INVESTMENTS

Short-term investments consist principally of United States Treasury instruments, all maturing within one year, and are recorded at cost plus accrued interest, which approximates market. The income from short-term investments is included in other income, net.  The Company intends to hold these investments until maturity.

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

During the nine month period ended October 3, 2009, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation continues to occur in 2009, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following (in thousands):

	October 3, 2009	December 31, 2008
Inventory at FIFO
Finished products	$3,419	$2,790
Materials and work in process	47,484	57,056
Gross inventories	50,903	59,846
Less: LIFO reserve	(41,310)	(44,338)
Less: excess and obsolescence reserve	(2,545)	(3,569)
Net inventories	$7,048	$11,939

NOTE 5 - INCOME TAXES

The Company's 2009 effective tax rate differs from the statutory tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004.  The effective income tax rate for the three and nine months ended October 3, 2009 and September 27, 2008 is 38.0%. Income tax payments in the three and nine months ended October 3, 2009 totaled $3.3 million and $14.2 million, respectively. The Company was not required to make income tax payments in the three and nine months ended September 27, 2008 because of overpayments of estimated taxes in 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005. In the third quarter of 2007, the Internal Revenue Service (“IRS”) completed an examination of the Company’s federal income tax return for 2005. The IRS did not propose any adjustments as a result of this examination and has accepted the Company’s return as filed. In the first quarter of 2009, the IRS completed audits of the Company’s 2006 and 2007 federal income tax returns. Adjustments resulting from this examination did not result in a material change to the Company’s financial position or results of operations.

The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.4 million to $0.7 million exist.  The Company has recorded $0.4 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties.  This amount is included in income taxes payable at October 3, 2009.  The Company will include any future interest and penalties related to uncertain tax positions as a component of its provision for taxes.

NOTE 6 - PENSION PLANS

The Company has migrated its retirement benefit focus from defined benefit pension plans to defined contribution retirement plans, utilizing its current 401(k) plan.

In 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees will no longer accrue benefits under them effective December 31, 2007.  This action “froze” the benefits for all employees and prevented future hires from joining the plans, effective December 31, 2007.  Currently, the Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

In 2009 and future years, the Company may be required to make cash contributions to the two defined benefit pension plans according to the rules of the Pension Protection Act of 2006.  The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants.  The total amount of these future cash contributions will be dependent on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities.

There is no minimum required cash contribution for the defined benefit plans for 2009, but there may be such a requirement in future years.  The Company expects to voluntarily contribute approximately $2.0 million to the defined benefit plans in 2009, of which $1.4 million was contributed in the first nine months of 2009.  The intent of this discretionary contribution is to reduce the amount of time that the Company will be required to continue to operate the frozen plans.  The ongoing cost of running the plans (even if frozen) is approximately $200,000 per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

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

The estimated cost of the frozen defined benefit plans for 2009 is $1.3 million, of which $1.0 million was recognized in the first nine months of 2009.

Costs attributable to the supplemental discretionary 401(k) plan totaled $0.5 million and $1.4 million for the three and nine months ended October 3, 2009, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 27, 2008, respectively.  The Company plans to contribute an additional $0.5 million to the plan during the remainder of 2009.

NOTE 7 – SHARE BASED PAYMENTS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives.  Vesting requirements will be determined by the Compensation Committee or the Board of Directors.  The Company has reserved 2,550,000 shares for issuance under the 2007 SIP.

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2008	1,420,250	$9.02	$3.99
Granted	115,900	$8.69	$4.57
Exercised	(38,000)	$8.73	$2.56
Expired	-	-	-
Outstanding October 3, 2009	1,498,150	$9.00	$4.13

The aggregate intrinsic value (mean market price at October 3, 2009 less the weighted average exercise price) of options outstanding under the Plans was approximately $5.3 million.

The aggregate compensation expense for the options granted in the nine months ended October 3, 2009, calculated using the Black-Scholes option-pricing model, was $0.2 million.  This expense, which is a non-cash item, is being amortized in the Company’s statements of operations over the vesting periods.  Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.5 million and $3.5 million for three and nine months ended October 3, 2009, respectively, and $0.2 million and $0.5 million for three and nine months ended September 27, 2008, respectively.

In April 2008, deferred stock awards for 18,222 shares were issued to non-employee directors, which vested in April 2009.  Compensation expense related to these awards was amortized ratably over the vesting period.  The total compensation expense related to these awards was $0.1 million. In April 2009, deferred stock awards for 12,444 shares were issued to non-employee directors, which will vest in April 2010.  Compensation expense related to these awards will be amortized ratably over the vesting period.  The total compensation expense related to these awards was $0.1 million.

In May and August, 2009, deferred stock awards totaling 19,181 and 19,763 shares, respectively, were issued to certain key employees. These awards require that the Company meets certain financial objectives in order for the shares to vest. It is anticipated that these objectives will be met by the end of 2009. The total compensation expense related to these awards is $0.5 million and is being amortized ratably over the expected vesting period.

In 2008, 25% of all officers’ annual incentive compensation was paid in restricted stock.  During the first quarter of 2009, awards totaling $0.2 million were made under this policy.  Beginning in 2009, all officer annual incentive compensation will be paid in cash.

NOTE 8 - BASIC AND DILUTED EARNINGS PER SHARE

Weighted average shares outstanding for the three and nine months ended October 3, 2009 were 19,069,749 and 19,057,636, respectively.  Weighted average shares outstanding for the three and nine months ended September 27, 2008 were 20,047,000 and 20,398,000, respectively.

Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable.  This resulted in diluted weighted-average shares outstanding for the three and nine months ended October 3, 2009 of 19,377,000 and 19,208,000 respectively.  Diluted weighted-average shares outstanding for the three and nine months ended September 27, 2008 were 20,054,000 and 20,429,000 shares, respectively.

NOTE 9 - CONTINGENT LIABILITIES

As of October 3, 2009, the Company was a defendant in approximately six (6) lawsuits and is aware of certain other such claims.

Lawsuits involving the Company’s products generally fall into one of two categories:

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

As to lawsuits of the first type, management believes that, in every case involving firearms, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company.

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

The Indiana Court of Appeals affirmed the dismissal of the Gary case by the trial court, but the Indiana Supreme Court reversed this dismissal and remanded the case for discovery proceedings on December 23, 2003.  On November 23, 2005, the defendants filed a motion to dismiss pursuant to the Protection of Lawful Commerce in Arms Act ("PLCAA").  The state court judge held the PLCAA unconstitutional and the defendants filed a motion with the Indiana Court of Appeals asking it to accept interlocutory appeal on the issue, which appeal was accepted on February 5, 2007.  On October 29, 2007, the Indiana Appellate Court affirmed, holding that the PLCAA does not apply to the City’s claims.  A petition for rehearing was filed in the Appellate Court and denied on January 9, 2008.  On February 8, 2008, a Petition to Transfer the appeal to the Supreme Court of Indiana was filed.  The petition was denied on January 13, 2009 and the case was remanded to the trial court.  No trial date has been set.

In addition to the foregoing, on August 18, 2009, the Company was served with a complaint captioned Steamfitters Local 449 Pension Fund, on Behalf of Itself and All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  The complaint seeks unspecified damages for alleged violations of the Securities Exchange Act of 1934 and is a purported class action on behalf of purchasers of the Company’s common stock between April 23, 2007 and October 29, 2007.  On October 9, 2009, the Company waived service of a complaint captioned Alan R. Herrett, Individually and On Behalf of All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  This matter is based upon the same facts and basic allegations set forth in the Steamfitters Local 449 Pension Fund litigation.  On October 13, 2009, a motion to consolidate the two actions was filed by counsel for the Steamfitters.

On September 11, 2009, the Company was served with a complaint captioned Secretary of Labor v. Sturm, Ruger & Co. Inc. pending before the Occupational Safety and Health Review Commission.  The complaint arises out of a Notice of Contest filed by the Company pursuant to an OSHA inspection conducted at the Company’s manufacturing facility in Newport, New Hampshire. A trial has been scheduled for March 9, 2010.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made.  However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $12.2 million and $5.0 million at December 31, 2008 and 2007, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

The Company has reported all cases instituted against it through July 4, 2009 and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-K and 10-Q reports to which reference is hereby made.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net Sales
Firearms	$70,011	$40,318	$203,611	$117,186
Castings
Unaffiliated	1,175	1,504	3,495	5,806
Intersegment	3,757	1,886	12,796	7,532
	4,932	3,390	16,291	13,338
Eliminations	(3,757)	(1,886)	(12,796)	(7,532)
	$71,186	$41,822	$207,106	$122,992

Income (Loss) Before Income Taxes
Firearms	$11,702	$1,262	$35,727	$6,870
Castings	(350)	(701)	(975)	(2,487)
Corporate	112	40	78	306
	$11,464	$601	$34,830	$4,689

			October 3, 2009	December 31, 2008
Identifiable Assets
Firearms			$63,715	$63,042
Castings			4,727	4,842
Corporate			71,505	44,876
			$139,947	$112,760

NOTE 12 – STOCK REPURCHASE

In November 2008, the Company announced that its Board of Directors authorized a $5 million stock repurchase program.  During the first nine months of 2009, the Company repurchased approximately 2,400 shares of its common stock under a 10b5-1 program, representing 0.01% of the outstanding shares, in the open market at an average price of $6.03 per share.  These purchases were made with cash held by the Company and no debt was incurred.  At October 3, 2009, $4.7 million remained available for share repurchases under this repurchase program.

NOTE 13 – LINE OF CREDIT

In December 2008, the Company renewed a $25 million credit facility with a bank which expires on December 13, 2009.  Borrowings under this facility bear interest at LIBOR plus 200 basis points.  The unused fee is 50 basis points per year on the unused portion of the credit facility.  During the first quarter of 2009, the Company paid down the $1 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets.  The credit facility remains unused.

NOTE 14 – SUBSEQUENT EVENTS

On October 27, 2009, the Company declared a dividend of 9.6¢ per share to shareholders of record on November 13, 2009.

The Company has evaluated events through October 28, 2009, the date the financial statements were issued, and determined that there were no events occurring subsequent to October 3, 2009 that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 98% of the Company’s total sales for the three and nine months ended October 3, 2009 were firearms sales, and 2% were investment castings sales.  Export sales represent less than 4% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.  The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

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

Results of Operations

Product Demand

The incoming order rate in the third quarter of 2009 declined significantly from recent prior quarters, but we estimate that the sell-through of our products from distributors to retailers only declined a modest amount. We believe that the reduction in the incoming order rate was due in part to our distributors reacting to the following factors:

•	The large backlog of unshipped distributor orders (orders placed by distributors for the Company’s products), which discouraged additional orders,
•	Stronger inventories throughout the distribution channel,
•	Continued reduction in the industry-wide surge in consumer demand that began in the fourth quarter of 2008, and
•	Prolonged ammunition shortages and high ammunition prices at retail, which discouraged retail firearms sales.

The extraordinary retail demand that began in the fourth quarter of 2008 caused the distributors to place very large orders for our products, particularly during the first quarter of 2009 when orders from distributors substantially exceeded their sales of our products to retailers.  This resulted in the Company having an abnormally large backlog of unshipped distributor orders, and during the third quarter of 2009 the distributors ordered substantially less of our products than they were selling through to retailers.  We expect this trend to continue until the backlog of unshipped orders has been reduced to more traditional levels.

Therefore, the Company has temporarily placed less emphasis on incoming orders as a planning metric.  Instead, the Company is using the following estimate of sell-through of our products from distributors to retailers as a proxy for actual market demand and as a metric for planning production.  Note, however, that we believe a portion of the third quarter 2009 sell-through from distributors to retailers resulted in an inventory build at retail rather than sales from retailers to consumers (i.e., our sell-through estimate likely overstates the true market demand in the third quarter of 2009).

	2009			2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered (1)	80,000	204,700	501,000	270,400	125,700	120,300	260,100

Estimated Units Sold from Distributors to Retailers (2)	214,500	227,500	236,000	216,400	143,100	135,600	135.900

Units on Backorder (1)	240,700	412,300	458,900	175,900	115,300	137,700	157,100

Note 1:
During the third quarter of 2009, the Company unilaterally cancelled all of the unshipped orders for Mini-14 and Mini-Thirty autoloading rifles, and asked the distributors to submit new orders that better represented their forecasted needs.  The cancellation of these unshipped orders, partially offset by the submission of new orders for these products, resulted in a net reduction to the backlog of approximately 34,000 units or $20 million.  Had these orders not been cancelled, the Units Ordered in the third quarter would have been approximately 114,000 units.

Note 2:
The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

Estimated sell-through from distributors to retail in the third quarter of 2009 decreased by approximately 6% from the second quarter of 2009.  However, when compared to the third quarter of 2008, estimated sell-through from distributors to retailers of the Company’s products increased approximately 50%.  This year-over-year growth substantially exceeded the 11% growth in National Instant Criminal Background Check System (NICS*) background checks over the same period, suggesting the likelihood of some market share gain by the Company and some increase in inventory at the retailers. The total number of NICS background checks for the past seven quarters follows:

(Number of NICS* background checks in 000’s)

	2009			2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Total NICS* Background Checks	3,134	3,217	3,818	4,236	2,821	2,647	3,005

*
While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand.  NICS background checks are performed when the ownership of most firearms, either new or used, is transferred. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

Sixty percent of the $29.6 million year-over-year sales growth in the third quarter of 2009 was attributable to products introduced since January 2008.

Summary Unit Data

Firearms unit data for the last seven quarters are as follows:

	2009			2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered (3)	80,000	204,700	501,000	270,400	125,700	120,300	260,100

Units Produced	242,500	247,300	209,900	167,100	158,900	150,600	124,000

Units Shipped	237,400	246,200	213,700	208,100	146,000	136,700	135,700

Average Sales Price	$295	$286	$283	$275	$276	$270	$296

Units on Backorder (3)	240,700	412,300	458,900	175,900	115,300	137,700	157,100

Note 3:	See description in Note 1 above for information relating to Q3 2009 order cancelations.

While the distributor inventory of some of the Company’s products may have reached normal stocking levels, distributor inventory of other products where demand continues to outstrip supply remains lower than normal.  Inventory data for the trailing seven quarters follows:

	2009			2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	15,100	9,600	8,800	12,400	52,600	40,200	24,900

Units – Distributor Inventory (4)	76,800	53,900	35,200	57,500	65,800	62,900	61,800
Total inventory (5)	91,900	63,500	44,000	69,900	118,400	103,100	86,700

Note 4:
Distributor ending inventory as provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

Note 5:	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Orders Received and Ending Backlog

The gross value of orders received and ending backlog for the trailing seven quarters are as follows (in millions except average sales price, including Federal Excise Tax):

	2009			2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Orders Received (6)	$15.7	$81.8	$154.3	$86.1	$33.5	$37.0	$73.8

Average Sales Price of Orders Received (6) (7)	$196	$400	$308	$287	$267	$275	$257

Ending Backlog (7)	$78.0	$138.0	$136.3	$47.8	$27.9	$33.7	$40.7

Average Sales Price of Ending Backlog (6) (7)	$324	$335	$297	$269	$242	$245	$234

Note 6:
See description in Note 1 above for information relating to Q3 2009 order cancellations. The cancellation of these orders reduced Orders Received in the third quarter of 2009 by $20 million and decreased the Average Sales Price of Orders Received by $115 per unit.  Had these orders not been cancelled, the Average Sales Price of Orders Received would have been $311 per unit.  The Average Sales Price of the Ending Backlog was also impacted for the same reasons.

Note 7:	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

The decrease in the average sales price of orders received in the third quarter of 2009 compared to the second quarter of 2009 is due to the net cancellation of 34,000 Mini-14 and Mini-Thirty rifles in the third quarter of 2009, as discussed in Note 1 above.  In the second quarter of 2009, the average sales price of orders received was higher than usual due to the initial stocking orders received for the SR-556 rifle, which has a higher price relative to the other product lines.  The SR-556 rifle was introduced in the second quarter of 2009 and shipments of the SR-556 began late in the second quarter of 2009.  Few orders for the SR-556 were received in the third quarter of 2009, as a large backlog for this product remains from the orders received upon its introduction.

Production and Inventories

Total unit production in the third quarter of 2009 decreased slightly from the second quarter of 2009 due to a scheduled annual one-week shutdown of the Company’s largest firearms plant and increased overall focus on better matching production rates to estimated retail demand by product.  The Company plans to produce at rates moderately in excess of estimated retail demand for certain products to replenish finished goods safety stock at the Company.

The Company’s finished goods inventory increased slightly during the third quarter of 2009. The Company anticipates that finished goods inventory could increase by as much as $15 million from the current level upon the attainment of desired levels of finished goods inventory.

Distributor inventory increased in the third quarter of 2009 and is now at a more historical aggregate level.

Sales

Consolidated net sales were $71.2 million for the three months ended October 3, 2009.  This represents an increase of $29.4 million or 70.2% from consolidated net sales of $41.8 million in the comparable prior year period.

For the nine months ended October 3, 2009, consolidated net sales were $207.1 million, an increase of $84.1 million or 68.4% from sales of $123.0 million in the comparable 2008 period.

Firearms net sales were $70.0 million for the three months ended October 3, 2009.  This represents an increase of $29.7 million or 73.6% from firearms net sales of $40.3 million in the comparable prior year period.

For the nine months ended October 3, 2009, firearms net sales were $203.6 million.  This represents an increase of $86.4 million or 73.8% from firearms net sales of $117.2 million in the comparable 2008 period.

Firearms unit shipments increased 62.5% and 65.8% for the three and nine months ended October 3, 2009, respectively, compared to the comparable prior year periods due to increased shipments of pistols, rifles and revolvers.  These increases are attributable to continued strong demand for most product lines and increased production of both new and mature products throughout the first nine months of 2009 compared to the prior year periods.

Casting net sales were $1.2 million for the three months ended October 3, 2009.  This represents a decrease of $0.3 million or 21.9% from casting sales of $1.5 million in the comparable prior year period.

For the nine months ended October 3, 2009, casting net sales were $3.5 million.  This represents a decrease of $2.3 million or 39.8% from casting sales of $5.8 million in the comparable prior year period.

Cost of Products Sold and Gross Margin

Consolidated cost of products sold was $49.4 million for the three months ended October 3, 2009.  This represents an increase of $14.4 million or 41.3% from consolidated cost of products sold of $35.0 million in the comparable prior year period.

For the nine months ended October 3, 2009, consolidated cost of products sold was $140.8 million.  This represents an increase of $43.8 million or 45.1% from consolidated cost of products sold of $97.0 million in the comparable prior year period.

Gross margin as a percent of sales was 30.6% and 32.0% for the three and nine months ended October 3, 2009.    This represents an increase from the gross margin percentages of 16.4% and 21.2% in the comparable prior year periods as illustrated below (in thousands):

	Three Months Ended
	October 3, 2009		September 27, 2008
Net sales	$71,186	100.0%	$41,822	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	48,904	68.8%	30,372	72.6%
LIFO (income) expense	(1,502)	(2.1)%	1,577	3.8%
Overhead rate adjustments to inventory	972	1.3%	48	0.1%
Labor rate adjustments to inventory	302	0.4%	569	1.4%
Product liability	699	1.0%	129	0.3%
Product recall	29	-	2,269	5.4%
Total cost of products sold	49,404	69.4%	34,964	83.6%

Gross margin	$21,782	30.6%	$6,858	16.4%

	Nine Months Ended
	October 3, 2009		September 27, 2008

Net sales	$207,106	100.0%	$122,992	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	137,831	66.6%	91,995	74.8%
LIFO (income) expense	(2,680)	(1.3)%	3,807	3.1%
Overhead rate adjustments to inventory	2,732	1.3%	(1,479)	(1.2)%
Labor rate adjustments to inventory	759	0.4%	(1,311)	(1.1)%
Product liability	1,447	0.7%	496	0.4%
Product recall	677	0.3%	3,477	2.8%
Total cost of products sold	140,766	68.0%	96,985	78.8%

Gross margin	$66,340	32.0%	$26,007	21.2%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall—During the three and nine months ended October 3, 2009, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall decreased as a percentage of sales by 3.8% and 8.2%, respectively, compared with the comparable 2008 periods.

This improvement was due to:
•	Greater efficiency in direct labor,
•	Savings in purchased materials, supplies and services,
•	Greater efficiency in non-personnel, variable overhead spending, and
•	The leveraging of fixed overhead expenses.

This improvement was partially offset by:
•	Cost overruns related to the new SR-556,
•	Underabsorption of fixed costs in investment castings,
•	Change in firearms sales mix, and
•	Increased new product development and process improvement engineering expenses.

LIFO—During the three and nine months ended October 3, 2009, gross inventories decreased by $0.9 million and $8.9 million, respectively, compared to increases in gross inventories of $0.4 million and $3.3 million in the comparable 2008 periods.  As a result, in the three and nine months ended October 3, 2009 the Company recognized LIFO income resulting in decreased cost of products sold of $1.5 million and $2.7 million, respectively, compared to LIFO expense and increased cost of products sold of $1.6 million and $3.8 million in the comparable 2008 periods.

Overhead Rate Adjustments— The Company uses actual overhead expenses incurred as a percentage of sales value of production over a trailing six month period to absorb overhead expense into inventory.  During the three and nine months ended October 3, 2009, the overhead rates used to absorb overhead expenses into inventory declined, resulting in decreases in inventory value of $1.0 million and $2.7 million, respectively.  These decreases in inventory carrying values resulted in increases to cost of products sold.  In the third quarter of 2008 the overhead rate used to absorb overhead expenses into inventory decreased slightly, resulting in a decrease in inventory value of $48,000 and a corresponding increase to cost of products sold.  In the nine months ended September 27, 2008, the overhead rate used to absorb overhead into inventory increased, resulting in an increase in inventory value of $1.5 million, and a corresponding decrease to cost of products sold.

Labor Rate Adjustments— The Company uses actual direct labor expense incurred as a percentage of sales value of production over a trailing six month period to absorb direct labor expense into inventory.  During the three and nine months ended October 3, 2009, the labor rates used to absorb incurred labor expenses into inventory declined, resulting in decreases in inventory value of $0.3 million and $0.8 million, respectively.  These decreases in inventory carrying values resulted in increases to cost of products sold.  In the third quarter of 2008, the standard labor rates used to absorb incurred labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.6 million, and a corresponding increase to cost of products sold.  In the nine months ended September 27, 2008, the standard labor rates used to absorb incurred labor expenses into inventory increased, resulting in an increase in inventory value of $1.3 million, and a corresponding decrease to cost of products sold.

Product Liability—Product liability expenses include the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.  During the three and nine months ended October 3, 2009, the Company incurred product liability expense of $0.7 million and $1.4 million, respectively.  For the comparable 2008 periods, product liability expenses totaled $0.1 million and $0.5 million, respectively.  See Note 9 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Product Recalls—In 2008, the Company received a small number of reports from the field that its SR9 pistols, and later, its LCP pistols, could discharge if dropped onto a hard surface.  The Company began recalling SR9 pistols in April 2008 and LCP pistols in October 2008 to offer free safety retrofits.  The estimated cost of these safety retrofit programs of approximately $3.5 million was recorded in 2008.  During the first quarter of 2009, it became apparent that the recalls were more successful than originally forecast and a greater quantity of affected pistols would be retrofitted than originally estimated.  Therefore, an additional expense of $0.6 million was recognized in the first quarter of 2009.  The quantity of pistols being returned to the Company for retrofitting has declined significantly since the first quarter of 2009. Therefore only modest retrofit expenses have been recorded in the second and third quarters of 2009.

Gross Margin—For the three and nine months ended October 3, 2009, gross margin was $21.8 million and $66.3 million or 30.6% and 32.0% of sales, respectively.  This is an increase of $14.9 million and $40.3 million or 218% and 155% from the comparable prior year periods gross margin of $6.9 million and $26.0 million, or 16.4% and 21.2% of sales.

Selling, General and Administrative

Selling, general and administrative expenses were $9.7 million and $30.8 million, or 13.6% and 14.9% of sales, for the three and nine months ended October 3, 2009, respectively.  This represents an increase of $3.2 million and $8.9 million from selling, general and administrative expenses of $6.5 million and $21.9 million, or 15.5% and 17.8% of sales, in the comparable prior year periods.  The increase in expense reflects greater personnel-related expenses, increased sales promotion and advertising expenses, and increased shipping expenses.

Other Operating Expenses

In the three months ended October 3, 2009, the Company recognized an expense of $0.8 million related to the demolition of most of its 300,000 square foot Dorr Woolen Building which began in the third quarter of 2009.  A portion of the building will remain and will be refurbished, and will continue to serve as the firearms warehouse in New Hampshire.  The remaining cost of this demolition and refurbishment is expected to be approximately $1.5 million, and will be incurred over the next three quarters.

Other income

Other income was $0.1 million in both the three and nine months ended October 3, 2009 compared to income of $0.2 million and $0.6 million the three and nine months ended September 27, 2008.

Income Taxes and Net Income

The effective income tax rate in the three and nine months ended October 3, 2009 and September 27, 2008 was 38.0%.

As a result of the foregoing factors, consolidated net income was $7.1 million and $21.6 million for the three and nine months ended October 3, 2009, respectively.  This represents an increase of $6.7 million and $18.7 million from consolidated net income of $0.4 million and $2.9 million in the comparable prior year periods.

Financial Condition

Liquidity

At the end of the third quarter of 2009, our cash, cash equivalents and short-term investments totaled $53.1 million.  Our pre-LIFO working capital of $102.3 million, less the LIFO reserve of $41.3 million, resulted in working capital of $61.0 million and a current ratio of 2.8 to 1.

As the current surge in demand subsides, the Company expects to replenish its finished goods inventory.  This planned replenishment to levels that will better serve our customers could increase the value of finished goods inventory by as much as $15 million from current depressed levels.  The cash that will be used by this increase in finished goods inventory would be partially offset by a reduction in accounts receivable which would be expected during a period of reduced sales.

During the first quarter of 2009, the Company paid down the $1 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets.  The credit facility, which expires on December 13, 2009, remains unused and the Company has no debt.

Operations

Cash provided by operating activities was $38.7 million for the nine months ended October 3, 2009 compared to $0.6 million for the comparable prior year period.  The increase in cash provided in 2009 compared to 2008 is principally attributable to the increased profitability in 2009, and decreased inventories in 2009 compared to increased inventories in 2008.

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

Investing and Financing

Capital expenditures for the nine months ended October 3, 2009 totaled $10.3 million.  In 2009, the Company expects to spend approximately $13 million on capital expenditures to purchase tooling for new product introductions, to upgrade and modernize manufacturing equipment, and to increase capacity for certain products in strong demand.  The Company finances, and intends to continue to finance, all of these activities with cash provided by operations and current cash and short-term investments.

Dividends of $4.0 million were paid during the nine months ended October 3, 2009.

On October 27, 2009, the Company declared a dividend of 9.6¢ per share to shareholders of record on November 13, 2009.  The amount of this dividend was based on a percentage of operating profit after adjustment for certain items, the same approach used by the Company in the first two quarters of 2009.  Under this approach, the amount of the quarterly dividend fluctuates directly with certain operating results of the Company.  The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for cash.

In 2007, the Company amended its hourly and salaried defined benefit pension plans so that employees no longer accrue benefits under them effective December 31, 2007.  This action “froze” the benefits for all employees and prevented future hires from joining the plans, effective December 31, 2007.  Currently, the Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

In 2010 and future years, the Company may be required to make cash contributions to the two defined benefit pension plans according to the new rules of the Pension Protection Act of 2006.  The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants.  The total amount of these future cash contributions will depend on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities.

There is no minimum required cash contribution for the defined benefit plans for 2009, but there may be such a requirement in future years.  The Company expects to voluntarily contribute approximately $2.0 million to the defined benefit plans in 2009, of which $1.4 million was contributed through October 3, 2009.  The intent of this discretionary contribution is to reduce the amount of time that the Company will be required to continue to operate the frozen plans.  The ongoing cost of running the plans (even if frozen) is approximately $200,000 per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

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

In November 2008, the Company announced that its Board of Directors authorized a $5 million stock repurchase program.  During the first nine months of 2009, the Company repurchased approximately 2,400 shares of its common stock under a 10b5-1 program, representing 0.01% of the outstanding shares, in the open market at an average price of $6.03 per share.  These purchases were made with cash held by the Company and no debt was incurred.  At October 3, 2009, $4.7 million remained available for share repurchases under this repurchase program.

The Company began the demolition of most of its 300,000 square foot Dorr Woolen Building during the third quarter of 2009.  A portion of the building will remain and be will refurbished, and will continue to serve as the firearms warehouse in New Hampshire.  The remaining cost of this demolition and refurbishment is expected to be approximately $1.5 million, and will be incurred over the next three quarters.

Other Operational Matters

In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to workplace safety, waste disposal, air emissions and water discharges into the environment.  During the three months ended October 3, 2009, the Company was served with a complaint captioned Secretary of Labor v. Sturm, Ruger & Co. Inc. pending before the Occupational Safety and Health Review Commission.  The complaint arises out of a Notice of Contest filed by the Company pursuant to an OSHA inspection conducted at the Company’s manufacturing facility in Newport, New Hampshire.  The Company believes that it is generally in compliance with applicable environmental and safety regulations and the outcome of this proceeding and any other proceedings or orders will not have a material adverse effect on the financial position or results of operations of the Company.

The Company self-insures a significant amount of its product liability, workers’ compensation, medical, and other insurance.  It also carries significant deductible amounts on various insurance policies.

The valuation of the future defined-benefit pension obligations at December 31, 2008 and 2007 indicated that these plans were underfunded by $16.9 million and $4.8 million, respectively, and resulted in a cumulative other comprehensive loss of $23.0 million and $13.4 million on the Company’s balance sheet at December 31, 2008 and 2007, respectively.

The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2008 Annual Report on Form 10-K filed on February 24, 2009, or the judgments affecting the application of those estimates and assumptions.

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  ASC 105-10 will become the authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, the Company adopted ASC 105-10 for the reporting in our 2009 third quarter. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In July 2009, the FASB issued ASC 855-10 (formally SFAS No. 165) “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The Company adopted FAS 165 during the quarter ended July 4, 2009.

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

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 3, 2009.

Based on the evaluation, the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of October 3, 2009, such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Additionally, the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s control over financial reporting that occurred during the quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II.             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 9 to this Form 10-Q report, which is incorporated herein by reference.

The Company has reported all cases instituted against it through July 4, 2009, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

Four cases were formally instituted against the Company during the three months ending October 3, 2009.

On July 20, 2009, the Company was served with a complaint captioned Gilbert v. Sturm, Ruger & Co., Inc pending in the Boyd County Circuit Court in the Commonwealth of Kentucky.  The complaint alleges that the plaintiff was handling a Ruger SR9 pistol when it discharged, resulting in injury to his leg.  Compensatory damages, punitive damages and costs are demanded.

On August 18, 2009, the Company was served with a complaint captioned Steamfitters Local 449 Pension Fund, on Behalf of Itself and All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  The complaint seeks unspecified damages for alleged violations of the Securities Exchange Act of 1934 and is a purported class action on behalf of purchasers of the Company’s common stock between April 23, 2007 and October 29, 2007.

On September 11, 2009, the Company was served with a complaint captioned Secretary of Labor v. Sturm, Ruger & Co. Inc. pending before the Occupational Safety and Health Review Commission.  The complaint arises out of a Notice of Contest filed by the Company pursuant to an OSHA inspection conducted at the Company’s manufacturing facility in Newport, New Hampshire. A trial has been scheduled for March 9, 2010.

On September 15, 2009, the Company was served with a complaint captioned Estate of Dustin Ferebee, By and through its Administrator, Stephanie Swanberg v. Sturm, Ruger & Co., Inc., et. al. pending in the Grant County Superior Court in the State of Washington.  The complaint alleges that the decedent was in a passenger truck and hunting with a friend when a Ruger “old model” single-action revolver fell off the console, landed on the floor of the truck and discharged, resulting in his death.  Compensatory damages and costs are demanded.

During the three months ending October 3, 2009, no previously reported cases were settled.

On October 9, 2009, the Company waived service of a complaint captioned Alan R. Herrett, Individually and On Behalf of All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  This matter is based upon the same facts and basic allegations set forth in the Steamfitters litigation, described above.  On October 13, 2009, a motion to consolidate the two actions was filed by counsel for the Steamfitters.

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

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 3, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: October 28, 2009	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Vice President, Treasurer and Chief Financial Officer