Form 10-K
period 2009-12-31
STURM RUGER & CO INC
filed 2010-02-24
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☒

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009:
Common Stock, $1 par value - $233,905,000

The number of shares outstanding of the registrant's common stock as of February 19, 2010:
Common Stock, $1 par value -  19,072,780 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders to be held April 28, 2010 are incorporated by reference into Part III (Items 10 through 14) of this Report.

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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 98% of the Company’s total sales for the year ended December 31, 2009 were from the firearms segment, and approximately 2% were from investment castings.  Export sales represent less than 4% of firearms sales.  The Company’s design and manufacturing operations are located in the United States and most product content is domestic.

The Company has been in the business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.  The Company offers products in four industry product categories – rifles, shotguns, pistols, and revolvers.  The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment.  Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, represented approximately 2% of the Company’s total sales for the year ended December 31, 2009.

For the years ended December 31, 2009, 2008, and 2007, net sales attributable to the Company's firearms operations were approximately, $266.6 million, $174.4 million and $144.2 million or approximately 98%, 96%, and 92%, respectively, of total net sales.  The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations.

Firearms Products

The Company presently manufactures firearm products, under the “Ruger” name and trademark, in the following industry categories:

Rifles		Shotguns
•	Single-shot	•	Over and Under
•	Autoloading
•	Bolt-action
•	Modern sporting

Pistols		Revolvers
•	Rimfire autoloading	•	Single action
•	Centerfire autoloading	•	Double action

Most firearms are available in several models based upon caliber, finish, barrel length, and other features.  Many of the firearms introduced by the Company over the years have become “classics” which have retained their popularity for decades and are sought by collectors.

Rifles
A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel.  Sales of rifles by the Company accounted for approximately $102.2 million, $69.4 million, and $64.9 million, of revenues for the years 2009, 2008 and 2007, respectively.

Shotguns
A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets.  Sales of shotguns by the Company accounted for approximately $1.2 million, $1.5 million, and $3.8 million of revenues for the years 2009, 2008 and 2007, respectively.

Pistols
A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Sales of pistols by the Company accounted for approximately $87.5 million, $52.5 million, and $33.4 million of revenues for the years 2009, 2008 and 2007, respectively.

Revolvers
A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle.  There are two general types of revolvers, single-action and double-action.  To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled.  To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer.  Sales of revolvers by the Company accounted for approximately $58.3 million, $41.0 million, and $35.6 million of revenues for the years 2009, 2008, and 2007, respectively.

The Company also manufactures and sells accessories and replacement parts for its firearms.  These sales accounted for approximately $17.4 million, $9.9 million, and $6.5 million of revenues for the years 2009, 2008 and 2007, respectively.

Investment Casting Products

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment.  Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, represented approximately 2% of the Company’s total sales for the year ended December 31, 2009.

Net sales attributable to the Company’s investment casting operations (excluding intercompany transactions) accounted for approximately $4.4 million, $7.1 million, and $12.3 million, or approximately 2%, 4%, and 8% of the Company’s total net sales for 2009, 2008, and 2007, respectively.

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

Marketing and Distribution

Firearms
The Company's firearms are primarily marketed through a network of selected Federally-licensed independent wholesale distributors who purchase the products directly from the Company.  They resell to Federally-licensed retail firearms dealers who in turn resell to legally authorized end-users.  All retail purchasers are subject to a point-of-sale background check by law enforcement.  These end-users include sportsmen, hunters, law enforcement and other governmental organizations, and gun collectors.  Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 14 distributors service the domestic commercial market, with an additional 19 distributors servicing the domestic law enforcement market and two distributors servicing the Canadian market. Five of the Company’s distributors service both the domestic commercial market and the domestic law enforcement market.

One customer accounted for approximately 15%, 18% and 13% of net firearm sales and 15%, 17% and 12% of consolidated sales in 2009, 2008, and 2007, respectively.  A second customer accounted for approximately 11%, 13%, and 13% of net firearms sales and 11%, 12%, and 12% of consolidated net sales in 2009, 2008, and 2007, respectively.  A third customer accounted for approximately 11%, 12%, and 12% of net firearms sales and 11%, 11%, and 11% of consolidated net sales in 2009, 2008, and 2007, respectively.  A fourth customer accounted for approximately 11% and 10% of the Company's net firearms sales and consolidated net sales in 2009 and 2008, respectively.  A fifth customer accounted for approximately 10% of net firearms sales and consolidated sales in 2009.  A sixth customer accounted for 11% of net firearm sales and 10% of consolidated sales in 2007.

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

Effective December 1, 2006 the Company began receiving firm, non-cancelable purchase orders on a frequent basis from each of its distributors, with most orders for immediate delivery.  As of February 1, 2010, the order backlog was approximately $70 million.  As of February 1, 2009, order backlog was approximately $87 million.

The Company does not consider its overall firearms business to be predictably seasonal; however, sales of many models of firearms are usually lower in the third quarter of the fiscal year.

Investment Castings
The investment casting segment's principal markets are commercial, sporting goods, and military.  Sales are made directly to customers or through manufacturers’ representatives. The Company produces various products for a number of customers in a variety of industries, including approximately 24 firearms and firearms component manufacturers.  The investment castings segment provides castings for the Company’s firearms segment.

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

Employees

As of February 1, 2010, the Company employed approximately 1,150 full-time employees of which approximately 54% had at least ten years of service with the Company.

None of the Company's employees are subject to a collective bargaining agreement.

Research and Development

In 2009, 2008, and 2007, the Company spent approximately $2.0 million, $1.5 million, and $0.7 million, respectively, on research activities relating to the development of new products and the improvement of existing products.  As of February 15, 2010, the Company had approximately 17 employees whose primary responsibilities were research and development activities.

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

Name	Age	Position With Company

Michael O. Fifer	52	Chief Executive Officer

Thomas A. Dineen	41	Vice President, Treasurer and Chief Financial Officer

Christopher J. Killoy	51	Vice President of Sales and Marketing

Mark T. Lang	53	Group Vice President

Thomas P. Sullivan	49	Vice President of Newport Operations

Leslie M. Gasper	56	Corporate Secretary

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

Mark T. Lang joined the Company as Group Vice President on February 18, 2008.  Mr. Lang is responsible for management of the Prescott Firearms Division and the Company’s acquisition efforts.  Prior to joining the Company, Mr. Lang was President of the Custom Products Business at Mueller Industries, Inc.  Prior to joining Mueller, Mr. Lang was the Vice President of Operations for the Automotive Division of Thomas and Betts, Inc.

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

Additionally, the Company’s corporate governance materials, including its Corporate Governance Guidelines, the charters of the Audit, Compensation, and Nominating and Corporate Governance committees, and the Code of Business Conduct and Ethics may also be found under the “Stockholder Relations” section of the Company’s Internet site at www.ruger.com. A copy of the foregoing corporate governance materials are available upon written request of the Corporate Secretary at Sturm, Ruger & Company, Inc., Lacey Place, Southport, Connecticut 06890.

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

Firearms Litigation

(The following disclosures within “Firearms Litigation” are identical to the disclosures within Note 17 of the notes to the financial statements-Contingent Liabilities.)

As of December 31, 2009, the Company was a defendant in approximately seven (7) lawsuits and is aware of certain other such claims.

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

In addition to the foregoing, on August 18, 2009, the Company was served with a complaint captioned Steamfitters Local 449 Pension Fund, on Behalf of Itself and All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  The complaint seeks unspecified damages for alleged violations of the Securities Exchange Act of 1934 and is a purported class action on behalf of purchasers of the Company’s common stock between April 23, 2007 and October 29, 2007.  On October 9, 2009, the Company waived service of a complaint captioned Alan R. Herrett, Individually and On Behalf of All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  This matter is based upon the same facts and basic allegations set forth in the Steamfitters Local 449 Pension Fund litigation.  On October 12, 2009, a motion to consolidate the two actions was filed by counsel for the Steamfitters.  On January 11, 2010, the court entered an order consolidating the two matters.  The January 11, 2010 order also sets a briefing schedule for plaintiffs to file a consolidated amended complaint and for defendants, including the Company, to file a responsive pleading.

On September 11, 2009, the Company was served with a complaint captioned Secretary of Labor v. Sturm, Ruger & Co. Inc. pending before the Occupational Safety and Health Review Commission.  The complaint arises out of a Notice of Contest filed by the Company pursuant to an OSHA inspection conducted at the Company’s manufacturing facility in Newport, New Hampshire. The matter was settled by agreement of the parties in December 2009.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made.  However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $7.7 million and $12.2 at December 31, 2009 and 2008, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2009 and 2008, the Company was a defendant in 5 and 6 lawsuits, respectively, involving its products and is aware of other such claims.  During the year ended December 31, 2009 and 2008, respectively, 2 and 1 claims were filed against the Company, 2 and 0 claims were dismissed, and 1 and 0 claims were settled.

During the years ended December 31, 2009 and 2008, the Company incurred product liability expense of $1.6 million and $0.9 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

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

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2009 follows:

Balance Sheet Roll-forward for Product Liability Reserve
(Dollars in thousands)

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (b)	Legal Fees (c)	Settlements (d)	Insurance Premiums	Admin. Expense	Balance End of Year (a)

2007	$1,741	$639	$(447)	$ -	N/A	N/A	$1,933

2008	1,933	176	(358)	(7)	N/A	N/A	1,744

2009	1,744	873	(274)	(261)	N/A	N/A	2,082

Income Statement Detail for Product Liability Expense
(Dollars in thousands)

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Admin. Expense (f)	Total Product Liability Expense

2007	$639	$748	$299	$1,686

2008	176	739	-	915

2009	873	745	-	1,618

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

The Company has four other facilities that were not used in its manufacturing operations in 2009:

	Approximate Aggregate Usable Square Feet	Status	Segment

Southport, Connecticut (Station Street property)	5,000	Owned	Not Utilized
Southport, Connecticut (Lacey Place property)	25,000	Owned	Corporate
Newport, New Hampshire (Dorr Woolen Building)(a)	45,000	Owned	Firearms
Enfield, Connecticut	10,000	Leased	Firearms

(a)
In 2005, the Company relocated its firearms shipping department into a portion of the Dorr Woolen Building.  In 2006, certain of the Company’s sales department personnel were moved into the same facility.  Approximately 255,000 square feet of the Dorr Woolen Building was demolished in the fall of 2009.

There are no mortgages or any other major encumbrance on any of the real estate owned by the Company.

The Company’s principal executive offices are located in Southport, Connecticut.  The Company believes that its existing facilities are suitable and adequate for its present purposes.

ITEM 3—LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 17 to this Form 10-K report, which is incorporated herein by reference.

The Company has reported all cases instituted against it through October 3, 2009, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

One case was formally instituted against the Company during the three months ending December 31, 2009:

On October 9, 2009, the Company waived service of a complaint captioned Alan R. Herrett, Individually and On Behalf of All Others Similarly Situated v. Sturm, Ruger & Co., Inc., et al. pending in the United States District Court for the District of Connecticut.  This matter is based upon the same facts and basic allegations set forth in the previously reported Steamfitters 449 Local Pension Fund on Behalf of Itself and All Others Similarly Situated v. Sturm, Ruger & Co., Inc., et al.  On October 12, 2009, a motion to consolidate the two actions was filed by counsel for the Steamfitters.  On January 11, 2010, the court entered an order consolidating the two matters.  The January 11, 2010 order also sets a briefing schedule for plaintiffs to file a consolidated amended complaint and for defendants, including the Company, to file a responsive pleading.

During the three months ending December 31, 2009, no previously reported cases were settled.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol “RGR.”  At February 1, 2010, the Company had 1,834 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported on the New York Stock Exchange and dividends paid on Common Stock.

	High	Low	Dividends Per Share
2008:
First Quarter	$9.32	$7.32	-
Second Quarter	8.88	6.95	-
Third Quarter	7.84	5.60	-
Fourth Quarter	7.44	4.36	-

2009:
First Quarter	$13.06	$5.98	-
Second Quarter	13.71	10.08	$0.086
Third Quarter	15.20	11.16	0.123
Fourth Quarter	13.70	9.61	0.096

Issuer Repurchase of Equity Securities

None.

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Co., Inc., Standard & Poor’s 500,Recreation And Value Line Smith & Wesson Holding Index
(Performance Results Through 12/31/09)

Assumes $100 invested at the close of trading 12/04 in Sturm, Ruger & Co., Inc. common stock, Standard & Poor’s 500, Recreation, and Smith & Wesson Holding.
*Cumulative total return assumes reinvestment of dividends.

Source:  Value Line, Inc.
Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

	2004	2005	2006	2007	2008	2009
Sturm, Ruger & Co., Inc.	100.00	80.42	110.13	94.99	68.49	114.33
Standard & Poor’s 500	100.00	103.00	117.03	121.16	74.53	92.01
Recreation	100.00	93.29	105.16	93.87	59.33	97.11
Smith & Wesson Holding	100.00	224.57	590.86	348.57	129.71	233.71

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2009:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
1998 Stock Incentive Plan	590,000	$7.78 per share	-
2001 Stock Option Plan for Non-Employee Directors	160,000	$8.60 per share	-
2007 Stock Incentive Plan	808,250	$10.04 per share	1,733,750
Equity compensation plans not approved by security holders
None.
Total	1,558,250	$9.00 per share	1,733,750

*
Restricted stock units are settled in shares of the Company's common stock on a one-for-one basis.  Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price."

ITEM 6—SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
	December 31,
	2009	2008	2007	2006	2005
Net firearms sales	$266,566	$174,416	$144,222	$139,110	$132,805
Net castings sales	4,419	7,067	12,263	28,510	21,917
Total net sales	270,985	181,483	156,485	167,620	154,722
Cost of products sold	183,380	138,730	117,186	139,610	124,826
Gross profit	87,605	42,753	39,299	28,010	29,896
Income before income taxes	44,360	13,978	16,659	1,843	1,442
Income taxes	16,857	5,312	6,330	739	578
Net income	$27,503	$8,666	$10,329	$1,104	$864
Basic and diluted earnings per share	1.44	0.43	0.46	0.04	0.03
Cash dividends per share	$0.31	$0.00	$0.00	$0.00	$0.30

	December 31,
	2009	2008	2007	2006	2005
Working capital	$65,377	$46,250	$53,264	$60,522	$83,522
Total assets	141,679	112,760	101,882	117,066	139,639
Total stockholders’ equity	95,516	65,603	76,069	87,326	111,578
Book value per share	$5.01	$3.44	$3.57	$3.86	$4.15
Return on stockholders’ equity	34.1%	12.2%	12.6%	1.3%	0.8%
Current ratio	3.0 to 1	2.6 to 1	3.6 to 1	3.8 to 1	5.5 to 1
Common shares outstanding	19,072,800	19,047,300	20,571,800	22,638,700	26,910,700
Number of stockholders of record	1,827	1,841	1,769	1,851	1,922
Number of employees	1,145	1,145	1,154	1,108	1,250

ITEM 7—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 98% of the Company’s total sales for 2009 were firearms sales, and 2% were investment castings sales.  Export sales represent less than 4% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.  The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations - 2009

Product Demand

Incoming unit orders in 2009 increased 23% from 2008, and 98% from 2007.  The extraordinary retail demand that began in the latter months of 2008 caused independent distributors to place very large orders for our products in 2009, particularly during the first half of the year when orders from distributors substantially exceeded their sales of our products to retailers.  This resulted in the Company having an abnormally large backlog of unshipped distributor orders throughout 2009.

The Company has temporarily placed less emphasis on incoming orders as a proxy for market demand.  Instead, the Company is using the following estimate of sell-through of our products from distributors to retailers as a proxy for actual market demand and as a metric for planning production.  Note, however, that we believe a portion of the 2009 sell-through from distributors to retailers resulted in an inventory build at retail rather than sales from retailers to consumers.

	2009	2008	2007

Units Ordered	958,700	776,400	485,000

Estimated Units Sold from Distributors to Retailers (1)	887,400	631,000	476,900

Units on Backorder	181,000	175,900	36,500

(1)
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

Estimated sell-through of our products from distributors to retail in 2009 increased by approximately 40% from 2008, and 86% from 2007.  This annual growth substantially exceeds the 10% and 25% growth in National Instant Criminal Background Check System (NICS*) background checks over the same periods.  This suggests the likelihood of market share gain by the Company during the past two years, and was the result of the introduction of new products and increased production and shipments of legacy products.  The total number of NICS background checks for the past three years follows:

Number of NICS* background checks (in 000’s)

	2009	2008	2007

Total NICS* Background Checks	14,000	12,700	11,200

*
While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand.  NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee.  NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and backorders follows:

	2009	2008	2007

Units Ordered	958,700	776,400	485,000

Units Produced	934,200	600,600	464,900

Units Shipped	925,800	626,500	481,800

Average Sales Price	$288	$278	$299

Units on Backorder	181,000	175,900	36,500

The Company’s finished goods unit inventory levels increased slightly in 2009 from the recent historic low levels at the end of 2008.  Strong consumer demand drove down inventories at both the Company and distributors in 2008.  Increased production and shipments to distributors allowed for the replenishment of inventory at distributors, and to a lesser extent at the Company, during the latter months of 2009.  Inventory data follows:

	December 31,
	2009	2008	2007
Units – Company Inventory	20,100	12,400	38,300

Units – Distributor Inventory (2)	96,200	57,500	62,000

Total inventory(3)	116,300	69,900	100,300

(2)
Distributor ending inventory as provided by the independent distributors of the Company’s products.  These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(3)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Orders Received and Ending Backlog

(in millions except average sales price, including Federal Excise Tax):

	2009	2008	2007

Orders Received	$299.4	$233.8	$156.4

Average Sales Price of Orders Received (4)	$312	$301	$322

Ending Backlog	$59.6	$47.8	$17.9

Average Sales Price of Ending Backlog (4)	$330	$269	$444

(4)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

The increase in orders received and the ending backlog is due to the strong demand for new products and the increase in overall market demand that started in late 2008.

In 2009, the average sales price of orders received and ending backlog increased from 2008 due to a significant increase in orders for certain higher-priced rifles, including the SR-556, which was introduced in 2009.

In 2008, the average sales price of orders received and ending backlog decreased from 2007 due to:

•	the large quantity of new handgun products in the backlog with lower unit sales prices, and
•	the cancellation of $3.7 million of orders for Gold Label side-by-side shotguns with higher unit sales prices, that were received prior to 2008.

Production

Production rates, which started to increase late in 2007, continued to improve throughout 2008 and 2009.  In response to the significant increase in demand in 2009, the Company increased production in 2009 by 56% from 2008 and 101% from 2007.

This increased production was facilitated by the Company’s implementation of lean manufacturing, an ongoing process that started in 2006, including:

•	transitioning from large-scale batch production to lean manufacturing,
•	establishing single-piece flow cells for small parts manufacturing,
•	refining existing cells,
•	developing pull systems and managing vendors,
•	increasing capacity for the products with the greatest unmet demand, and
•	re-engineering existing product designs for improved manufacturability.

Year ended December 31, 2009, as compared to year ended December 31, 2008:

Sales

Consolidated net sales were $271.0 million in 2009.  This represents an increase of $89.5 million or 49.3% from 2008 consolidated net sales of $181.5 million.

Firearms segment net sales were $266.6 million in 2009.  This represents an increase of $92.2 million or 52.8% from 2008 firearm net sales of $174.4 million.  Firearms unit shipments increased 47.8% in 2009 due to increased shipments of pistols, rifles and revolvers.  This increase is attributable to the introduction of new products in 2009, increased production of mature products, and increased overall industry demand.  A shift in product mix toward firearms with higher unit sales prices, including some new products, resulted in the relatively lower percentage increase in unit shipments compared to the percentage increase in sales.

Casting segment net sales were $4.4 million in 2009.  This represents a decrease of $2.7 million or 37.5% from 2008 casting sales of $7.1 million.

Cost of Products Sold and Gross Margin
Consolidated cost of products sold was $183.4 million in 2009.  This represents an increase of $44.7 million or 32.2% from 2008 consolidated cost of products sold of $138.7 million.

The gross margin as a percent of sales was 32.3% in 2009.  This represents an increase from the 2008 gross margin of 23.6% as illustrated below:

  (in thousands)
Year Ended December 31	2009		2008

Net sales	$270,985	100.0%	$181,483	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability and product recall	183,540	67.7%	136,172	75.0%

LIFO expense (income)	(4,216)	(1.6)%	781	0.4%

Overhead rate adjustments to inventory	1,324	0.5%	(1,389)	(0.7)%

Labor rate adjustments to inventory	436	0.2%	(1,251)	(0.7)%

Product liability	1,618	0.6%	915	0.5%

Product recalls	678	0.3%	3,502	1.9%

Total cost of products sold	183,380	67.7%	138,730	76.4%

Gross margin	$87,605	32.3%	$42,753	23.6%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall- In 2009, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall decreased as a percentage of sales by 7.3% compared to 2008.  The decrease was primarily related to increased comparable period sales and production while holding fixed-overhead expenses fairly stable.  Labor efficiency also improved in 2009.

LIFO- Gross inventories were reduced by $8.8 million in 2009 and $4.5 million in 2008.  In 2009, the Company recognized a LIFO credit resulting in decreased cost of products sold of $4.2 million.  In 2008, the Company recognized a LIFO charge and increased cost of products sold of $0.8 million.

Overhead Rate Change- The net impact on inventory in 2009 from the change in the overhead rates used to absorb overhead expenses into inventory was a decrease of $1.3 million, reflecting improvement in overhead efficiency.  This decrease in inventory value resulted in a corresponding increase to cost of sales in 2009.  In 2008, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was an increase of $1.4 million.  This increase in inventory value resulted in a corresponding decrease to cost of products sold.

Labor Rate Adjustments- In 2009, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was a decrease of $0.4 million, reflecting improvement in labor efficiency.  This decrease in inventory value resulted in a corresponding increase to cost of products sold.  The net impact in 2008 from the change in the labor rates used to absorb labor expenses into inventory was an increase to inventory of $1.3 million.  This increase in inventory value resulted in a corresponding decrease to cost of sales.

Product Liability—In 2009 and 2008, the Company incurred product liability expense of $1.6 million and $0.9 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.  See Note 12 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Product Recalls—There were no product recalls initiated in 2009.  In 2008, the Company received a small number of reports from the field that its SR9 pistols, and later, its LCP pistols, could discharge if dropped onto a hard surface.  The Company began recalling SR9 pistols in April 2008 and LCP pistols in October 2008 to offer free safety retrofits.  The cost of these safety retrofit programs totaled $0.7 million and $3.5 million in 2009 and 2008, respectively. The Company believes that costs incurred for these ongoing retrofit programs in future years will not be significant.

Gross Margin—Gross margin was $87.6 million or 32.3% of sales in 2009.  This is an increase of $44.8 million or 105% from 2008 gross margin of $42.8 million or 23.6% of sales.

Selling, General and Administrative
Selling, general and administrative expenses were $42.5 million in 2009.  This represents an increase of $12.4 million or 41.1% from 2008 selling, general and administrative expenses of $30.1 million.  The increase reflects increased advertising and sales promotion expenses and greater personnel-related expenses including stock-based compensation and bonuses.

Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following (in thousands):

	2009	2008

Gain on sale of operating assets (a)	$(45)	$(95)
Frozen defined benefit pension plan expense (income)	1,266	(745)

Total other operating expenses (income), net	$1,221	$(840)

(a)	The gain on sale of operating assets was generated primarily from the sale of used machinery and equipment.

Operating Income—Operating Income was $43.9 million or 16.2% of sales in 2009.  This is a 224% increase of $30.4 million from 2008 operating income of $13.5 million or 7.5% of sales.

Royalty Income

Royalty income was $0.5 million in 2009.  This represents an increase of $0.4 million from 2008 royalty income of $0.1 million.  The increase is primarily attributable to increased income from licensing agreements.

Interest income
Interest income was $0.1 million in 2009.  This represents a decrease of $0.3 million from 2008 interest income of $0.4 million.  The decrease is attributable primarily to decreased interest rates in 2009.

Income Taxes and Net Income
The effective income tax rate in 2009 was 38.0%, which is consistent with the 2008 effective income tax rate of 38.0%.

As a result of the foregoing factors, consolidated net income was $27.5 million in 2009.  This represents an increase of $18.8 million from 2008 consolidated net income of $8.7 million.

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2009
	Q4	Q3	Q2	Q1

Units Ordered (1)	173,000	80,000	204,700	501,000

Units Produced	234,600	242,500	247,300	209,900

Units Shipped	228,500	237,400	246,200	213,700

Estimated Units Sold from Distributors to Retailers	209,400	214,500	227,500	236,000

Average Sales Price	$276	$295	$286	$283

Units on Backorder(1)	181,000	240,700	412,300	458,900

Units – Company Inventory	20,100	15,100	9,600	8,800

Units – Distributor Inventory (2)	96,200	76,800	53,900	35,200

	2008
	Q4	Q3	Q2	Q1

Units Ordered	270,400	125,700	120,300	260,100

Units Produced	167,100	158,900	150,600	124,000

Units Shipped	208,100	146,000	136,700	135,700

Estimated Units Sold from Distributors to Retailers	216,400	143,100	135,600	135,900

Average Sales Price	$275	$276	$270	$296

Units on Backorder	175,900	115,300	137,700	157,100

Units – Company Inventory	12,400	52,600	40,200	24,900

Units – Distributor Inventory (2)	57,500	65,800	62,900	61,800

(1)
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

(2)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, including Federal Excise Tax)
	2009
	Q4	Q3	Q2	Q1

Orders Received(3)	$47.6	$15.7	$81.8	$154.3

Average Sales Price of Orders Received(3)(4)	$275	$196	$400	$308

Ending Backlog(3)	$59.6	$78.0	$138.0	$136.3

Average Sales Price of Ending Backlog(3)(4)	$330	$324	$335	$297

	2008
	Q4	Q3	Q2	Q1

Orders Received	$86.1	$33.5	$37.0	$73.8

Average Sales Price of Orders Received(4)	$287	$267	$275	$257

Ending Backlog	$47.8	$27.9	$33.7	$40.7

Average Sales Price of Ending Backlog(4)	$269	$242	$245	$234

(3)
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

(4)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Fourth Quarter Gross Margin Analysis

The gross margin as a percent of sales for the fourth quarter of 2009 and 2008 was 33.3% and 28.6%, respectively.  Details of the gross margin are illustrated below:

(in thousands)
Three Months Ended December 31	2009		2008

Net sales	$63,879	100.0%	$58,491	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability and product recall	45,678	71.5%	44,177	75.5%

LIFO expense (income)	(1,536)	(2.4)%	(3,026)	(5.2)%

Overhead rate adjustments to inventory	(1,408)	(2.2)%	90	0.2%

Labor rate adjustments to inventory	(323)	(0.5)%	60	0.1%

Product liability	171	0.2%	420	0.7%

Product recalls	32	0.1%	25	0.1%

Total cost of products sold	42,614	66.7%	41,746	71.4%

Gross margin	$21,265	33.3%	$16,745	28.6%

Note: For a discussion of the above table, please see “Cost of Products Sold and Gross Margin” discussion above.

Results of Operations - 2008

Year ended December 31, 2008, as compared to year ended December 31, 2007:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2008	2007	2006	2005

Units Ordered	776,400	485,000	(1)	(1)

Units Produced	600,600	464,900	419,800	414,600

Units Shipped	626,500	481,800	475,900	460,200

Average Sales Price	$278	$299	$292	$289

Units on Backorder	175,900	36,500	(1)	(1)

Units – Company Inventory	12,400	38,300	55,200	111,246

Units – Distributor Inventory (2)	57,500	62,000	57,100	70,498

Castings Setups	144,600	156,100	169,100	174,443

Orders Received and Ending Backlog

(in millions except average sales price, including Federal Excise Tax):

	2008	2007

Orders Received	$233.8	$156.4

Average Sales Price of Orders Received (3)	$301	$322

Ending Backlog (3)	$47.8	$17.9

Average Sales Price of Ending Backlog (3)	$269	$444

(1)
Prior to 2006, the Company received one cancelable annual firearms order in December from each independent distributor.  Effective December 1, 2006, the Company changed the manner in which distributors order firearms, and began receiving firm, non-cancelable purchase orders on a frequent basis, with most orders for immediate delivery.  Because of this change, comparable data for orders received and units on backorder for prior periods is not meaningful.

(2)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(3)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

The increase in orders received in 2008 is attributable to the following:

1.	Increased demand for firearms during the fourth quarter,
2.	New products introduced in 2008, and
3.	Increased production and order fulfillment in 2008.

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

Production

Production rates, which started to increase late in 2007, continued to improve throughout 2008.  This allowed for a 29% increase in unit production from 2007 to 2008.

Inventories

The Company’s finished goods unit inventory levels decreased in 2008, ending at a recent historic low.

Quarterly Summary Unit Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2008
	Q4	Q3	Q2	Q1

Units Ordered	270,400	125,700	120,300	260,100

Units Produced	167,100	158,900	150,600	124,000

Units Shipped	208,100	146,000	136,700	135,700

Average Sales Price	$275	$276	$270	$296

Units on Backorder	175,900	115,300	137,700	157,100

Units – Company Inventory	12,400	52,600	40,200	24,900

Units – Distributor Inventory (1)	57,500	65,800	62,900	61,800

	2007
	Q4	Q3	Q2	Q1

Units Ordered	113,100	80,900	115,300	175,700

Units Produced	104,900	100,800	132,000	127,200

Units Shipped	111,900	98,600	129,600	141,700

Average Sales Price	$283	$297	$306	$308

Units on Backorder	36,500	35,700	53,400	68,300

Units – Company Inventory	38,300	45,300	43,100	40,700

Units – Distributor Inventory (1)	62,000	70,500	78,800	60,000

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

Orders Received and Ending Backlog

(in millions except average sales price, including Federal Excise Tax)

	2008
	Q4	Q3	Q2	Q1

Orders Received	$86.1	$33.5	$37.0	$73.8

Average Sales Price of Orders Received	$287	$267	$275	$257

Ending Backlog	$47.8	$27.9	$33.7	$40.7

Average Sales Price of Ending Backlog	$269	$242	$245	$234

	2007
	Q4	Q3	Q2	Q1

Orders Received	$32.8	$25.4	$39.1	$58.9

Average Sales Price of Orders Received	$262	$284	$307	$303

Ending Backlog	$17.9	$16.2	$23.3	$27.9

Average Sales Price of Ending Backlog	$444	$411	$395	$370

Note:	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

The gross margin as a percent of sales was 23.6% in 2008.  This represents a decrease from the 2007 gross margin of 25.1% as illustrated below:

(in thousands)
Year Ended December 31	2008		2007

Net sales	$181,483	100.0%	$156,485	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability and product recall	136,172	75.0%	123,170	78.7%

LIFO expense (income)	781	0.4%	(9,074)	(5.8)%

Overhead rate adjustments to inventory	(1,389)	(0.7)%	1,404	0.9%

Labor rate adjustments to inventory	(1,251)	(0.7)%	-	-

Product liability	915	0.5%	1,686	1.1%

Product recalls	3,502	1.9%	-	-

Total cost of products sold	138,730	76.4%	117,186	74.9%

Gross margin	$42,753	23.6%	$39,299	25.1%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall— In 2008, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall decreased as a percentage of sales by 3.7% compared to the comparable period in 2007.  The decrease was primarily related to increased comparable period sales and production while holding fixed-overhead expenses fairly stable and decreases in non-personnel variable-overhead spending.

Excess and Obsolete Inventory—The excess and obsolete inventory reserve balances as of December 31, 2008 and December 31, 2007 were $3.6 million and $4.1 million, respectively.  The reduction was principally attributable to continued reduction in work-in-process inventory.

LIFO—In 2008, gross inventories were reduced by $4.5 million compared to a decrease in gross inventories of $23.1 million in 2007.  In 2008 the Company recognized a LIFO charge resulting in increased cost of products sold of $0.8 million compared to LIFO income and decreased cost of products sold of $9.1 million in 2007.

Overhead Rate Change—In the first half of 2008, increased expenses incurred related to expanding manufacturing capacity resulted in an increase in overhead absorbed into inventory of $1.5 million and a corresponding reduction in cost of sales.  In the latter half of 2008, the change in inventory value resulting from the change in the overhead rates used to absorb overhead expenses into inventory was a decrease in inventory of $0.1 million.

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

Labor Rate Adjustments—Effective April 1, 2008, the Company changed its methodology for estimating standard direct labor rates for its firearms.  This change in estimation resulted in an increase to gross inventories of $1.9 million and a corresponding reduction in cost of sales.  For the remainder of 2008, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was a decrease in inventory of $0.6 million, reflecting continued improvement of labor efficiency.

The net impact in 2008 from the change in the labor rates used to absorb labor expenses into inventory was an increase to inventory of $1.3 million.  This increase in inventory value resulted in a decrease to cost of sales in 2008.

Product Liability—During the years ended December 31, 2008 and 2007, the Company incurred product liability expense of $0.9 million and $1.7 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.  See Note 17 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Product Recalls—In 2008, the Company received a small number of reports from the field that its SR9 pistols, and later, its LCP pistols, could discharge if dropped onto a hard surface.  The Company began recalling SR9 pistols in April 2008 and LCP pistols in October 2008 to offer free safety retrofits.  The estimated cost of these safety retrofit programs of approximately $3.5 million was recorded in 2008.  At December 31, 2008, an accrual of $1.5 million remained.

Gross Margin—Gross margin was $42.8 million or 23.6% of sales in 2008.  This is an increase of $3.5 million or 8.7% from 2007 gross margin of $39.3 million or 25.1% of sales.

Selling, General and Administrative
Selling, general and administrative expenses were $30.1 million in 2008.  This represents an increase of $1.3 million or 4.5% from 2007 selling, general and administrative expenses of $28.8 million.  The increase reflects increased advertising and sales promotion expenses, many of which related to new products, and greater personnel-related expenses.

Pension Curtailment Charge
In 2007, the Company amended its hourly and salaried defined benefit pension plans which resulted in a $1.1 million pension curtailment charge.  No such charge was incurred in 2008.

Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following (in thousands):

	2008	2007

Gain on sale of operating assets (a)	$(95)	$(472)
Impairment of operating assets (b)	-	489
Gain on sale of real estate (c)	-	(1,521)
Impairment of real estate held for sale (d)	-	1,775
Frozen defined benefit pension plan income	(745)	-

Total other operating expenses (income), net	$(840)	$271

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

Operating Income—Operating Income was $13.5 million or 7.5% of sales in 2008.  This is a 48.5% increase of $4.4 million from 2007 operating income of $9.1 million or 5.8% of sales.

Gain on Sale of Real Estate—In 2007, the $5.2 million gain on sale of real estate reflects the sale of largely undeveloped non-manufacturing real property held for investment.

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

Financial Condition

Liquidity
At December 31, 2009, the Company had cash, cash equivalents and short-term investments of $55.7 million.  The Company’s pre-LIFO working capital of $104.0 million, less the LIFO reserve of $38.7 million, resulted in working capital of $65.3 million and a current ratio of 3.0 to 1.

As the current surge in demand subsides, the Company expects to replenish its finished goods inventory.  This planned replenishment to levels that will better serve our customers could increase the FIFO value of finished goods inventory by as much as $12 to $15 million from current depressed levels.  We anticipate that the cash required to fund this increase in finished goods inventory would be partially offset by a reduction in accounts receivable which would be expected during a period of reduced demand.

During the first quarter of 2009, the Company paid down the $1 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets.  The credit facility, which expires on December 12, 2010, remains unused and the Company has no debt.

Operations
Cash provided by operating activities was $46.7 million, $11.2 million, and $19.3 million in 2009, 2008, and 2007, respectively.  The increase in cash provided in 2009 compared to 2008 is principally attributable to increased profitability in 2009 and a slight decrease in accounts receivable 2009.  The decrease in cash provided in 2008 compared to 2007 is principally attributable to a much smaller reduction in gross inventory in 2008 compared to 2007 and an increase in accounts receivable in 2008 due to strong fourth quarter sales in 2008.

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

Investing and Financing
Capital expenditures were $13.8 million, $9.5 million, and $4.5 million in 2009, 2008, and 2007, respectively.  In 2010, the Company expects to spend approximately $10 to $15 million on capital expenditures to purchase tooling for new product introductions, to upgrade and modernize manufacturing equipment, and to increase capacity of certain products in strong demand.  The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

During the past several years, the Board of Directors authorized the Company to repurchase shares of its common stock.  In 2009, the Company repurchased approximately 2,400 shares of its common stock under a 10b5-1 program, representing 0.01% of the then outstanding shares, in the open market at an average price of $6.03 per share.  In 2008, the Company repurchased 1,535,000 shares of its common stock, representing 7.5% of the then outstanding shares, in the open market at an average price of $6.57 per share.  In 2007, the Company repurchased 2,216,000 shares of its common stock, representing 9.7% of the then outstanding shares, in the open market at an average price of $8.99 per share.  All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2009, $4.7 million remained authorized for share repurchases.  On February 1, 2010, the Board of Directors expanded this repurchase program from $4.7 million to $10 million.

The Company paid dividends totaling $5.8 million in 2009.  There were no dividends paid in 2008 or 2007.

On February 24, 2010, the Company declared a dividend of 6¢ per share to shareholders of record on March 12, 2010.  The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

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

There was no minimum required cash contribution for the defined benefit plans for 2009 or 2010, but there may be such a requirement in future years.  The Company voluntarily contributed $2.0 million to the defined benefit plans in 2009.  The Company plans on voluntarily contributing approximately $2 million in 2010.  The intent of these discretionary contributions is to reduce the amount of time that the Company will be required to continue to operate the frozen plans.  The ongoing cost of running the plans (even if frozen) is approximately $200,000 per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

In the first quarter of 2009, the Company settled $2.1 million of pension liabilities through the purchase of group annuities.  This transaction resulted in an insignificant actuarial gain.

In February 2008, the Company made lump sum benefit payments to two participants in its only non-qualified defined benefit plan, the Supplemental Executive Retirement Plan (SERP).  These payments, which totaled $2.1 million, represented the actuarial present value of the participants’ accrued benefit as of the date of payment.  Only one, retired participant remains in this plan.

Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of cash through issuance of short-term or long-term debt.  During the first quarter of 2009, the Company paid down the $1 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets.  The credit facility, which expires on December 12, 2010, remains unused and the Company has no debt.

On March 8, 2007, the Company sold 42 parcels of non-manufacturing real property for $7.3 million to William B. Ruger, Jr., the Company’s former Chief Executive Officer and Chairman of the Board.  The sale included substantially all of the Company’s raw land real property assets in New Hampshire. The sales price was based upon an independent appraisal, and the Company recognized a gain of $5.2 million on the sale in 2007.

On April 16, 2007, the Company sold a non-manufacturing facility in Arizona for $5.0 million.  This facility had not been used in the Company’s operations for several years. The Company realized a gain of approximately $1.5 million from this sale in 2007.

The Company demolished most of its 300,000 square foot Dorr Woolen Building in 2009.  A portion of the building remains and is being refurbished, and will continue to serve as a warehouse in New Hampshire.  In 2009, $1.8 million was incurred related to this demolition.  The remaining cost of this demolition, which is largely complete, is expected to be insignificant in 2010.

Contractual Obligations
The table below summarizes the Company’s significant contractual obligations at December 31, 2009, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.  This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2009.

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

Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	$33,300	$33,300	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-

Total	$33,300	$33,300	-	-	-

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

Other Operational Matters

In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to workplace safety, waste disposal, air emissions and water discharges into the environment.  In 2009, the Company was served with a complaint captioned Secretary of Labor v. Sturm, Ruger & Co. Inc. pending before the Occupational Safety and Health Review Commission.  The complaint arose out of a Notice of Contest filed by the Company pursuant to an OSHA inspection conducted at the Company’s manufacturing facility in Newport, New Hampshire.  The matter was settled by agreement of the parties in December 2009.  The Company believes that it is generally in compliance with applicable environmental and safety regulations and the outcome of any proceedings or orders will not have a material adverse effect on the financial position or results of operations of the Company.

The Company self-insures a significant amount of its product liability, workers’ compensation, medical, and other insurance.  It also carries significant deductible amounts on various insurance policies.

The valuation of the future defined-benefit pension obligations at December 31, 2009 and 2008 indicated that these plans were underfunded by $12.2 million and $16.9 million, respectively, and resulted in a cumulative other comprehensive loss of $20.4 million and $23.0 million on the Company’s balance sheet at December 31, 2009 and 2008, respectively.

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

Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of claim, has been made when potential losses or costs of defense can be reasonably estimated.  Such amounts are determined based on the Company’s experience in defending similar claims.  Occasionally, charges are made for claims made in prior periods because the cumulative actual costs incurred for that claim, or reasonably expected to be incurred in the future, exceed amounts already provided.  Likewise, credits may be taken if cumulative actual costs incurred for that claim, or reasonably expected to be incurred in the future, are less than amounts previously provided.

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

Projected Year	Required
Of Consumption	Reserve %

2010	2%
2011	10%
2012	35%
2013 and thereafter	90%

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  ASC 105-10 became the authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities.  It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Therefore, the Company adopted ASC 105-10 for reporting in our 2009 third quarter.  The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In July 2009, the FASB issued ASC 855-10 (formally SFAS No. 165) “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The Company adopted FAS 165 during the second quarter of 2009.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changing interest rates on its investments, which consist primarily of United States Treasury instruments with short-term (less than one year) maturities and cash.  The interest rate market risk implicit in the Company's investments at any given time is low, as the investments mature within short periods and the Company does not have significant exposure to changing interest rates on invested cash.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sturm, Ruger & Company, Inc.

We have audited Sturm, Ruger & Company, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Sturm, Ruger & Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sturm, Ruger & Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 24, 2010 expressed an unqualified opinion.

/s/McGladrey & Pullen, LLP
Stamford, Connecticut
February 24, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sturm, Ruger & Company, Inc.

We have audited the accompanying balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of Sturm, Ruger & Company, Inc. listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sturm, Ruger & Company, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sturm, Ruger & Company, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of Sturm, Ruger & Company, Inc.’s internal control over financial reporting.

/s/McGladrey & Pullen, LLP
Stamford, Connecticut
February 24, 2010

Balance Sheets
(Dollars in thousands, except per share data)

December 31,	2009	2008

Assets
Current Assets
Cash and cash equivalents	$5,008	$9,688
Short-term investments	50,741	18,558
Trade receivables, net	25,049	25,809

Gross inventories	51,048	59,846
Less LIFO reserve	(38,663)	(44,338)
Less excess and obsolescence reserve	(2,727)	(3,569)
Net inventories	9,658	11,939

Deferred income taxes	5,893	6,400
Prepaid expenses and other current assets	2,062	1,483
Total Current Assets	98,411	73,877

Property, Plant, and Equipment	134,057	125,026
Less allowances for depreciation	(101,324)	(98,807)
Net property, plant and equipment	32,733	26,219

Deferred income taxes	6,190	7,743
Other assets	4,345	4,921
Total Assets	$141,679	$112,760

See accompanying notes to financial statements.

December 31,	2009	2008

Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable and accrued expenses	$12,011	$10,235
Product liability	1,147	1,051
Employee compensation and benefits	12,890	7,994
Workers’ compensation	5,443	5,067
Income taxes payable	1,543	4,171
Line of credit	-	1,000
Total Current Liabilities	33,034	29,518

Accrued pension liability	12,194	16,946
Product liability	935	693

Contingent liabilities (Note 17)	-	-

Stockholders’ Equity
Common stock, non-voting, par value $1: Authorized shares – 50,000; none issued
Common stock, par value $1: Authorized shares – 40,000,000 2009 – 22,826,601 issued, 19,072,780 outstanding 2008 – 22,798,732 issued, 19,047,323 outstanding	22,827	22,799
Additional paid-in capital	8,031	2,442
Retained earnings	115,187	93,500
Less: Treasury stock – at cost 2009 – 3,753,821 shares 2008 – 3,751,419 shares	(30,167)	(30,153)
Accumulated other comprehensive loss	(20,362)	(22,985)
Total Stockholders’ Equity	95,516	65,603
Total Liabilities and Stockholders’ Equity	$141,679	$112,760

See accompanying notes to financial statements.

Statements of Income
(In thousands, except per share data)

Year ended December 31,	2009	2008	2007

Net firearms sales	$266,566	$174,416	$144,222
Net castings sales	4,419	7,067	12,263
Total net sales	270,985	181,483	156,485

Cost of products sold	183,380	138,730	117,186

Gross profit	87,605	42,753	39,299

Operating Expenses:
Selling	21,822	17,189	15,092
General and administrative	20,658	12,867	13,678
Pension plan curtailment charges	-	-	1,143
Other operating (income) expenses, net	1,221	(840)	271
Total operating expenses	43,701	29,216	30,184

Operating income	43,904	13,537	9,115

Other income:
Gain on sale of real estate	-	-	5,168
Royalty income	490	141	190
Interest income	118	405	2,368
Interest expense	(158)	(63)	(107)
Other income (expense), net	6	(42)	(75)
Total other income, net	456	441	7,544

Income before income taxes	44,360	13,978	16,659

Income taxes	16,857	5,312	6,330

Net income	$27,503	$8,666	$10,329

Basic Earnings Per Share	$1.44	$0.43	$0.46

Fully Diluted Earnings Per Share	$1.42	$0.43	$0.46

Cash Dividends Per Share	$0.31	$0.00	$0.00

See accompanying notes to financial statements.

Statements of Stockholders’ Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2006	$22,639	$2,615	$74,505	-	$(12,433)	$87,326
Net income			10,329			10,329
Pension liability, net of deferred taxes of $637					(956)	(956)
Comprehensive income						9,373
Stock-based compensation	30	1,017				1,047
Exercise of options	119	(1,796)				(1,677)
Repurchase of 2,216,000 shares of common stock				$(20,000)		(20,000)
Balance at December 31, 2007	22,788	1,836	84,834	(20,000)	(13,389)	76,069
Net income			8,666			8,666
Pension liability, net of deferred taxes of $5,882					(9,596)	(9,596)
Comprehensive loss						(930)
Stock-based compensation	11	606				617
Repurchase of 1,535,400 shares of common stock				(10,153)		(10,153)
Balance at December 31, 2008	22,799	2,442	93,500	(30,153)	(22,985)	65,603
Net income			27,503			27,503
Pension liability, net of deferred taxes of $1,608					2,623	2,623
Comprehensive income						30,126
Stock-based compensation		4,205				4,205
Exercise of options:
Tax benefit from exercise of options		1,412				1,412
Issuance of 27,869 shares of common stock	28	(28)
Repurchase of 2,401 shares of common stock				(14)		(14)
Dividends paid			(5,816)			(5,816)
Balance at December 31, 2009	$22,827	$8,031	$115,187	$(30,167)	$(20,362)	$95,516

See accompanying notes to financial statements.

Statements of Cash Flows
(In thousands)

Year ended December 31,	2009	2008	2007

Operating Activities
Net income	$27,503	$8,666	$10,329
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,300	5,365	4,372
Stock-based compensation	4,205	467	496
Slow moving inventory valuation adjustment	239	495	(1,590)
Impairment of assets	-	-	2,264
Pension plan curtailment charge	-	-	1,143
Gain on sale of assets	(45)	(95)	(7,141)
Deferred income taxes	2,060	(4,639)	2,473
Changes in operating assets and liabilities:
Trade receivables	760	(10,173)	2,371
Inventories	2,042	863	12,699
Trade accounts payable and other liabilities	7,046	4,667	(1,001)
Product liability	339	(189)	192
Prepaid expenses and other assets	(2,132)	1,995	(6,644)
Income taxes	(2,628)	3,760	(643)
Cash provided by operating activities	46,689	11,182	19,320

Investing Activities
Property, plant, and equipment additions	(13,819)	(9,488)	(4,468)
Purchases of short-term investments	(77,281)	(45,363)	(51,328)
Proceeds from sales or maturities of short-term investments	45,098	57,309	42,850
Net proceeds from sale of assets	51	95	12,542
Cash provided by (used for) investing activities	(45,951)	2,553	(404)

Financing Activities
Dividends paid	(5,816)	-	-
Tax benefit from exercise of stock options	1,412	-	-
Cashless exercise of stock options	-	-	(1,126)
Repurchase of common stock	(14)	(10,153)	(20,000)
(Repayment of) increase in line of credit	(1,000)	1,000	-
Cash used for financing activities	(5,418)	(9,153)	(21,126)

(Decrease) increase in cash and cash equivalents	(4,680)	4,582	(2,210)
Cash and cash equivalents at beginning of year	9,688	5,106	7,316
Cash and cash equivalents at end of year	$5,008	$9,688	$5,106

See accompanying notes to financial statements.

Notes to Financial Statements
(Dollars in thousands, except per share)

1. Summary of Significant Accounting Policies

Organization

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 98% of the Company’s total sales for the year ended December 31, 2009 were from the firearms segment.  Export sales represent less than 4% of firearms sales.  The Company’s design and manufacturing operations are located in the United States and most product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company also manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment.  Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, were approximately 2% of the Company’s total sales for the year ended December 31, 2009.

Preparation of Financial Statements

The Company follows United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The significant accounting policies described below, together with the notes that follow, are an integral part of the Financial Statements.

Revenue Recognition

Substantially all product sales are sold FOB (free on board) shipping point. Revenue is recognized when product is shipped and the customer takes ownership and assumes the risk of loss.  Accruals are made for sales discounts and incentives based on the Company’s experience. The Company accounts for cash sales discounts as a reduction in sales and sales incentives as a charge to selling expense.  Amounts billed to customers for shipping and handling fees are included in net sales and costs incurred by the Company for the delivery of goods are classified as cost of goods sold and other operating charges in the Statement of Income. Taxes on revenue producing transactions are excluded from net sales.

Cash Equivalents

The Company considers interest-bearing deposits with financial institutions with remaining maturities of three months or less at the time of acquisition to be cash equivalents.

Short-term Investments

Short-term investments consist principally of United States Treasury instruments, all maturing within one year, and are recorded at cost plus accrued interest, which approximates fair value.  The income from short-term investments is included in other income – net.  The Company intends to hold these investments until maturity.

Accounts Receivable

The Company establishes an allowance for doubtful accounts based on the credit worthiness of its customers and historical experience.  While the Company uses the best information available to make its evaluation, future adjustments to the allowance for doubtful accounts may be necessary if there are significant changes in economic and industry conditions or any other factors considered in the Company’s evaluation.  Bad debt expense has been immaterial during each of the last three years.

Inventories

The majority of the Company’s inventories are valued at the lower of cost, principally determined by the last-in, first-out (LIFO) method, or market.  Elements of cost in inventories include raw materials, direct labor and manufacturing overhead.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost.  Depreciation is computed over useful lives using the straight-line and declining balance methods predominately over 15 years for buildings, 10 years for machinery and equipment and 3 years for tools and dies. When assets are retired, sold or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the accounts and a gain or loss on such disposals is recognized when appropriate.

Maintenance and repairs are charged to operations; replacements and improvements are capitalized.

Long-lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. In performing this review, the carrying value of the assets is compared to the projected undiscounted cash flows to be generated from the assets.  If the sum of the undiscounted expected future cash flows is less than the carrying value of the assets, the assets are considered to be impaired.  Impairment losses are measured as the amount by which the carrying value of the assets exceeds their fair value. The Company bases fair value of the assets on quoted market prices if available or, if not available, quoted market prices of similar assets. Where quoted market prices are not available, the Company estimates fair value using the estimated future cash flows generated by the assets discounted at a rate commensurate with the risks associated with the recovery of the assets.

Income Taxes

Income taxes are accounted for using the asset and liability method.  Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to temporary differences between the financial statement carrying amounts and the tax basis of the Company’s assets and liabilities.

Product Liability

The Company provides for product liability claims including estimated legal costs to be incurred defending such claims.  The provision for product liability claims is charged to cost of products sold.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2009, 2008, and 2007, were $2.7 million, $2.3 million, and $2.6 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense.  Such costs totaled $2.7 million, $2.6 million, and $2.3 million in 2009, 2008, and 2007, respectively.

Research and Development

In 2009, 2008, and 2007, the Company spent approximately $2.0 million, $1.5 million, and $0.7 million, respectively, on research activities relating to the development of new products and the improvement of existing products.  Research and development costs are expensed as incurred.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year.  Diluted earnings per share reflect the impact of options outstanding using the treasury stock method.

Reclassifications

Certain prior year balances may have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  ASC 105-10 became the authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities.  It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Therefore, the Company adopted ASC 105-10 for reporting in our 2009 third quarter.  The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In July 2009, the FASB issued ASC 855-10 (formally SFAS No. 165) “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The Company adopted FAS 165 during the second quarter of 2009.

2.Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2009	2008

Trade receivables	$25,750	$26,384
Allowance for doubtful accounts	(209)	(126)
Allowance for discounts	(492)	(449)
	$25,049	$25,809

In 2009, the largest individual trade receivables accounted for 16%, 14%, 13%, and 13% of total trade receivables.  In 2008, the largest individual trade receivables accounted for 15%, 15%, 13%, 12%, and 12% of total trade receivables.

3.Inventories

Inventories consist of the following:

December 31,	2009	2008

Finished products	$4,623	$2,790
Materials and products in process	43,698	53,487
	48,321	56,277
Adjustment of inventories to a LIFO basis	(38,663)	(44,338)
	$9,658	$11,939

During 2009 and 2008, inventory quantities were reduced.  These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases, the effect of which decreased costs of products sold by approximately $5.1 million and $3.7 million in 2009 and 2008, respectively.

4.Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2009	2008

Land and improvements	$1,194	$1,194
Buildings and improvements	24,535	24,488
Machinery and equipment	87,052	80,046
Dies and tools	21,276	19,298
	$134,057	$125,026

5.Other Assets

Other assets consist of the following:

December 31,	2009	2008

Patents, at cost	$4,504	$4,379
Less: accumulated amortization	(2,112)	(1,851)
Other	1,953	2,393
	$4,345	$4,921

The capitalized cost of patents is amortized using the straight-line method over their useful lives. The cost of patent amortization was $0.3 million, $0.2 million and $0.2 million in 2009, 2008 and 2007, respectively. The estimated annual patent amortization cost for each of the next five years is $0.2 million. Costs incurred to maintain existing patents are charged to expense in the year incurred.

6.Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2009	2008

Trade accounts payable	$6,812	$4,129
Product safety modifications	90	1,584
Accrued expenses	5,109	4,522
	$12,011	$10,235

7.     Line of Credit

In December 2007, the Company established an unsecured $25 million revolving line of credit with a bank. This facility is renewable annually and now terminates on December 12, 2010.  The balance outstanding on this credit facility was $0.0 million and $1.0 million at December 31, 2009 and 2008, respectively. Borrowings under this facility bear interest at LIBOR (0.99% at December 31, 2009) plus 200 basis points and the Company is charged 50 basis points per year on the unused portion.  At December 31, 2009 and 2008, the Company was in compliance with the terms and covenants of the credit facility.

8.Employee Benefit Plans

Defined Benefit Plans

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

There was no minimum required cash contribution for the defined benefit plans for 2009 or 2010, but there may be such a requirement in future years.  The Company voluntarily contributed $2.0 million to the defined benefit plans in both 2008 and 2009.  The Company plans on voluntarily contributing approximately $2 million in 2010.  The intent of these discretionary contributions is to reduce the amount of time that the Company will be required to continue to operate the frozen plans.  The ongoing cost of running the plans (even if frozen) is approximately $200,000 per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

In the fourth quarter of 2008 and the first quarter of 2009, the Company settled $2.3 million and $2.1 million, respectively, of pension liabilities through the purchases of group annuities.  These transactions resulted in an insignificant actuarial gain.

There is no minimum required cash contribution for the defined benefit plans for 2010, but there may be such a requirement in future years because of recent market volatility which has adversely affected investment returns for the plans’ assets.  In 2011 and future years, the Company may be required to make cash contributions to the two defined benefit pension plans according to the new rules of the Pension Protection Act of 2006.  The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants.  The total amount of these future cash contributions will be dependent on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities.

The measurement dates of the assets and liabilities of all plans presented for 2009 and 2008 were December 31, 2009 and December 31, 2008, respectively.

Summarized information on the Company’s defined benefit pension plans is as follows:

Obligations and Funded Status at December 31	2009	2008

Change in Benefit Obligation
Benefit obligation at beginning of year	$60,326	$68,674
Service cost	-	-
Interest cost	3,735	3,768
Actuarial loss (gain)	4,821	(3,727)
Benefits paid	(4,742)	(8,389)
Benefit obligation at end of year	64,140	60,326

Change in Plan Assets
Fair value of plan assets at beginning of year	43,380	63,834
Actual return on plan assets	11,154	(15,001)
Employer contributions	2,154	2,936
Benefits paid	(4,742)	(8,389)
Fair value of plan assets at end of year	51,946	43,380

Funded Status
Funded status	(12,194)	(16,946)
Unrecognized net actuarial loss	32,841	37,065
Unrecognized prior service cost	-	6
Net amount recognized	$20,647	$20,125

Weighted Average Assumptions for the years ended December 31,	2009	2008
Discount rate	5.75%	6.25%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increases	N/A	N/A

Components of Net Periodic Pension Cost	2009	2008
Service cost	$-	$-
Interest cost	3,735	3,768
Expected return on assets	(3,361)	(4,999)
Recognized gains	1,253	581
Prior service cost recognized	6	13
Net periodic pension cost	$1,633	$(637)

Amounts Recognized on the Balance Sheet	2009	2008
Accrued benefit liability	$(12,194)	$(16,946)
Accumulated other comprehensive income, net of tax	20,362	22,985
Deferred tax asset	12,479	14,086
	$20,647	$20,125

Weighted Average Assumptions as of December 31,	2009	2008
Discount rate	5.75%	6.25%
Rate of compensation increases	N/A	N/A

Information for Pension Plans with an Accumulated Benefit Obligation in excess of plan assets	2009	2008
Projected benefit obligation	$64,140	$60,326
Accumulated benefit obligation	$64,140	$60,326
Fair value of plan assets	$51,946	$43,380

Pension Weighted Average Asset Allocations as of December 31,	2009	2008
Debt securities	29%	35%
Equity securities	65%	58%
Real estate	5%	4%
Money market funds	1%	3%
	100%	100%

The estimated future benefit payments for the defined benefit plans for each of the next five years and the total amount for years six through ten, are as follows: 2010-$3.0 million, 2011-$3.1 million, 2012-$3.3 million, 2013-$3.6 million, 2014-$3.8 million and for the five year period ending 2019-$21.2 million.

The Company determines the expected return on plan assets based on the target asset allocations.  In addition, the historical returns of the plan assets are also considered in arriving at the expected rate of return.

The Company recorded an additional minimum pension liability adjustment, net of tax, which increased comprehensive income by $2.6 million in 2009 and decreased comprehensive income by $9.6 million and $0.9 million, in 2008 and 2007, respectively.

Plan Assets

The current investment objective is to produce income and long-term appreciation through a target asset allocation of 35% debt securities and other fixed income investments including cash and short-term instruments, and 65% equity investments, to provide for the current and future benefit payments of the plans.  The pension plans are not invested in the common stock of the Company.

The Company adopted the provisions of ASC 820.10 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Company has determined that all financial assets of both its defined benefit pension plans are level 2 in the fair value hierarchy established by ASC 820.10.  The valuation of level 2 assets are based on inputs, other than quoted prices in active markets, that are either directly or indirectly observable for the assets.

The disclosures focus on the inputs used to measure fair value.  The following is a description of the valuation methodologies used to measure the plans’ assets at fair value:

Pooled separate accounts: Valued at the net asset value (“NAV”) of units held by the plans at year end, which is determined by aggregating the quoted market values of the underlying assets.

Money market funds: Valued at the NAV of shares held by the plans at year end, which is generally intended to approximate one dollar per share.

The following table sets forth the defined benefit plans’ assets at fair value:

December 31,	2009	2008

Pooled separate accounts:
Equity securities:
U.S. small cap equity funds	$5,929	$4,396
U.S. mid-cap equity funds	14,659	10,468
U.S. large-cap equity funds	5,342	4,408
International equity funds	8,502	5,876
Domestic real estate funds	2,439	1,822
Fixed income securities:
Corporate bond funds	15,014	15,117
Money market fund	61	1,293
	$51,946	$43,380

Defined Contribution Plans

Prior to 2007, the Company also sponsored two qualified defined contribution plans that covered substantially all of its hourly and salaried employees.  Effective January 1, 2007, the qualified defined contribution plans were merged into a single 401(k) plan. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions. Expenses related to matching employee contributions to the 401(k) plan were $1.8 million, $1.3 million and $0.8 million in 2009, 2008 and 2007, respectively.

Additionally, in 2009 and 2008 the Company provided supplemental discretionary contributions to the individual 401(k) accounts of substantially all employees.  Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying base compensation established annually.  The cost of these supplemental contributions totaled $1.7 million and $1.4 million in 2009 and 2008, respectively.

Non-Qualified Plan

The Company also sponsors a non-qualified defined contribution plan, the Supplemental Executive Retirement Plan, which covers certain of its salaried employees.  In the first quarter of 2008, the Company made lump sum benefit payments to two participants in this plan.  These payments, which totaled $2.1 million, represented the actuarially determined present value of the participants’ accrued benefit as of the date of payment. Only one participant, who is retired, remains in this plan.

9.Other Operating Expenses (Income), net

Other net operating expenses (income) consist of the following:

Year ended December 31,	2009	2008	2007

Gain on sale of operating assets (a)	$(45)	$(95)	$(472)
Impairment of operating assets (b)	-	-	489
Gain on sale of real estate (c)	-	-	(1,521)
Impairment of real estate held for sale (d)	-	-	1,775
Frozen defined-benefit pension plan expense (income)	1,266	(745)	-
Total other operating expenses (income), net	$1,221	$(840)	$271

(a)
The gain on sale of operating assets was generated primarily from the sale of used machinery and equipment related to firearms.  Most of the used machinery and equipment sold in 2007, however, was related to titanium investment casting.

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

(d)
In late 2007, the Company recognized an asset impairment charge of $1.8 million related to the Dorr Building, a non-manufacturing property in New Hampshire.  The Company demolished most of the Dorr Building in 2009.

The asset impairment charges were recognized to reduce the carrying value of these assets to fair value because the carrying value of the affected assets exceeded their projected future undiscounted cash flows.  The amount of the impairment charge was estimated using present value techniques.

10.Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.

The Federal and state income tax provision consisted of the following:

Year ended December 31,	2009		2008		2007
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$13,572	$230	$3,298	$1,057	$3,782	$1,516
State	3,005	50	721	236	687	345
	$16,577	$280	$4,019	$1,293	$4,469	$1,861

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2009	2008	2007
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	4.5	4.5	4.3
Domestic production activities deduction	(2.1)	(2.1)	(1.7)
Other items	0.6	0.6	0.4
Effective income tax rate	38.0%	38.0%	38.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2009	2008
Deferred tax assets:
Product liability	$791	$663
Employee compensation and benefits	3,527	3,285
Allowances for doubtful accounts and discounts	732	458
Depreciation	213	201
Inventories	1,114	1,458
Additional minimum pension liability	12,479	14,086
Stock-based compensation	939	-
Asset impairment charges	122	913
Product safety modification charges	34	601
Other	253	393
Total deferred tax assets	20,204	22,057
Deferred tax liabilities:
Pension plans	7,919	7,721
Other	202	193
Total deferred tax liabilities	8,121	7,914
Net deferred tax assets	$12,083	$14,143

Changes in deferred tax assets relating to the additional minimum pension liability are not charged to expense and are therefore not included in the deferred tax provision; instead they are charged to other comprehensive income.

The Company made income tax payments of approximately $18.9 million, $0.0 million, and $4.9 million, during 2009, 2008, and 2007, respectively.  The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.  In 2009, the Company received a tax refund of $1.4 million related to the exercise of stock options in prior years.

The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable.  The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position.  However, the Company anticipates that it is more likely than not that additional federal and state tax liabilities in the range of $0.4 to $0.8 million exist.  The Company has recorded $0.8 million relating to these additional federal and state income taxes, including approximately $0.2 million for the payment of interest and penalties.  These amounts are included in income taxes payable at December 31, 2009 and 2008.  The Company has included interest and penalties related to uncertain tax positions as a component of its provision for taxes.

11.Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for basis and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2009	2008	2007

Numerator:
Net income	$27,503	$8,666	$10,329
Denominator:
Weighted average number of common shares outstanding - Basic	19,061,321	20,069,200	22,441,700
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	259,735	15,400	315,800
Weighted average number of common shares outstanding – Diluted	19,321,056	20,084,600	22,757,500

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. The weighted average number of common shares outstanding decreased from the previous year in 2009 and 2008 as a result of the Company’s stock repurchase plans, which were authorized by the Board of Directors in 2007 and 2008. See Note 12 for further information.

The following average numbers of stock options are anti-dilutive and therefore are not included in the diluted earnings per share calculation:

Year ended December 31,	2009	2008	2007

Average number of stock options	456,250	1,282,250	-

12.Stock Repurchases

In 2009, the Company repurchased 2,400 shares of its common stock, representing 0.1% of the then outstanding shares, in the open market at an average price of $6.03 per share.

In 2008, the Company repurchased 1,535,000 shares of its common stock, representing 7.5% of the then outstanding shares, in the open market at an average price of $6.57 per share.

In 2007, the Company repurchased 2,216,000 shares of its common stock, representing 9.7% of the then outstanding shares, in the open market at an average price of $8.99 per share.

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2009, $4.7 million remained authorized for share repurchases.  In February 2010, the Company announced that the Board of Directors expanded this repurchase program from $4.7 million to $10 million.

13.Share-based Compensation

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

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, restricted stock units, and stock appreciation rights, any of which may or may not require the achievement of performance objectives.  Vesting requirements are determined by the Compensation Committee or the Board of Directors.  The Company reserved 2,550,000 shares for issuance under the 2007 SIP.  At December 31, 2009, an aggregate of 1,733,750 shares remain available for grant under the Plan.

Compensation expense related to stock options is recognized based on the grant-date fair value of the awards estimated using the Black-Scholes option pricing model.  Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock.  The total stock-based compensation cost included in the Statements of Income was $4.2 million, $0.4 million and $0.1 million in 2009, 2008 and 2007, respectively.  The 2009 expense was unusually high because stock options and restricted stock units that were granted over several years vested in 2009 as a result of the extraordinary operating performance in 2009.

Stock Options

For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model and the assumptions set forth in the table below.

	2009	2008	2007
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	41.0%	47.6%	33.9%
Risk free rate of return	4.0%	4.0%	4.0%
Expected lives	8.0 years	7.5 years	7.5 years

The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

The following table summarizes the stock option activity of the Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2006	1,325,000	$9.46	$2.66	4.4
Granted	311,250	13.06	5.67	8.3
Exercised	(495,000)	11.77	1.92	0.2
Canceled	(50,000)	9.59	1.24	2.5
Outstanding at December 31, 2007	1,091,250	9.44	3.91	7.4
Granted	359,000	8.10	4.39	8.4
Exercised	-	-	-	-
Canceled	(30,000)	13.39	5.64	7.5
Outstanding at December 31, 2008	1,420,250	9.02	3.99	7.0
Granted	115,900	8.69	4.57	9.3
Exercised	(38,000)	8.73	2.56	4.1
Canceled	-	-	-	-
Outstanding at December 31, 2009	1,498,150	9.00	4.13	7.1
Exercisable Options Outstanding at December 31, 2009	992,150	9.13	4.06	6.9
Non-Vested Options Outstanding at December 31, 2009	506,000	$8.75	$4.28	7.5

At December 31, 2009, the aggregate intrinsic value of all options, including exercisable options, was $2.7 million.

At December 31, 2009, there was $1.8 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 4.0 years.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2007, 10,920 deferred stock awards were issued to non-employee directors that vested in April 2008.

In 2008, 18,222 deferred stock awards were issued to non-employee directors that vested in April 2009.

In 2009, 12,144 deferred stock awards were issued to non-employee directors that will vest in April 2010.

Compensation expense related to these awards is amortized ratably over the vesting period.  Annual compensation expense related to these awards was $0.2 million.

Restricted Stock Units

Beginning in the second quarter of 2009, the Company began granting restricted stock units to senior employees, in lieu of incentive stock options, that vest dependent on the achievement of various corporate objectives established by the Compensation Committee of the Board of Directors.

During 2009, 60,100 restricted stock units were issued.  Compensation costs related to these restricted stock units was $0.7 million, all of which was recognized in 2009 because the performance objectives were attained and the awards became fully vested.

Common Stock

In 2007, 29,500 shares of common stock were awarded to employees.  All compensation expense related to these awards, which totaled $0.4 million, was recognized in 2007.  No common stock was awarded in 2008 or 2009.

14.Operating Segment Information

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

Year ended December 31,	2009	2008	2007
Net Sales
Firearms	$266,566	$174,416	$144,222
Castings
Unaffiliated	4,419	7,067	12,263
Intersegment	16,159	10,135	9,165
	20,578	17,202	21,428
Eliminations	(16,159)	(10,135)	(9,165)
	$270,985	$181,483	$156,485
Income (Loss) Before Income Taxes
Firearms	$46,339	$18,614	$11,400
Castings	(443)	(2,836)	(2,806)
Corporate	(1,536)	(1,800)	8,065
	$44,360	$13,978	$16,659
Identifiable Assets
Firearms	$66,011	$63,042	$47,870
Castings	4,643	4,842	6,165
Corporate	71,025	44,876	47,847
	$141,679	$112,760	$101,882
Depreciation
Firearms	$6,561	$4,515	$3,563
Castings	739	850	809
	$7,300	$5,365	$4,372
Capital Expenditures
Firearms	$13,045	$8,972	$3,950
Castings	774	516	518
	$13,819	$9,488	$4,468

In 2009, the Company’s largest customers accounted for 15%, 11%, 11%, 11%, and 10% of total net sales.  In 2008, the Company’s largest customers accounted for 17%, 12%, 11%, and 10% of total net sales.  In 2007, the Company’s largest customers accounted for 12%, 12%, 11%, and 11% of total net sales.

The Company’s assets are located entirely in the United States and domestic sales represent greater than 95% of total sales in 2009, 2008, and 2007.

15.Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2009:

	Three Months Ended
	4/04/09	7/04/09	10/03/09	12/31/09
Net Sales	$63,529	$72,390	$71,186	$63,879
Gross profit	19,526	25,032	21,782	21,265
Net income	5,807	8,680	7,108	5,908
Basic earnings per share	0.30	0.46	0.37	0.31
Diluted earnings per share	$0.30	$0.45	$0.37	$0.30

	Three Months Ended
	3/29/08	6/28/08	9/27/08	12/31/08
Net Sales	$42,506	$38,664	$41,822	$58,491
Gross profit	10,655	8,495	6,858	16,745
Net income	1,452	1,082	372	5,760
Basic earnings per share	0.07	0.05	0.02	0.28
Diluted earnings per share	$0.07	$0.05	$0.02	$0.28

16.Related Party Transactions

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

17.Contingent Liabilities

As of December 31, 2009, the Company was a defendant in approximately seven (7) lawsuits and is aware of certain other such claims.

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

In addition to the foregoing, on August 18, 2009, the Company was served with a complaint captioned Steamfitters Local 449 Pension Fund, on Behalf of Itself and All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  The complaint seeks unspecified damages for alleged violations of the Securities Exchange Act of 1934 and is a purported class action on behalf of purchasers of the Company’s common stock between April 23, 2007 and October 29, 2007.  On October 9, 2009, the Company waived service of a complaint captioned Alan R. Herrett, Individually and On Behalf of All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  This matter is based upon the same facts and basic allegations set forth in the Steamfitters Local 449 Pension Fund litigation.  On October 12, 2009, a motion to consolidate the two actions was filed by counsel for the Steamfitters.  On January 11, 2010, the court entered an order consolidating the two matters.  The January 11, 2010 order also sets a briefing schedule for plaintiffs to file a consolidated amended complaint and for defendants, including the Company, to file a responsive pleading.

On September 11, 2009, the Company was served with a complaint captioned Secretary of Labor v. Sturm, Ruger & Co. Inc. pending before the Occupational Safety and Health Review Commission.  The complaint arises out of a Notice of Contest filed by the Company pursuant to an OSHA inspection conducted at the Company’s manufacturing facility in Newport, New Hampshire. The matter was settled by agreement of the parties in December 2009.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made.  However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $7.7 million and $12.2 million at December 31, 2009 and 2008, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2009 and 2008, the Company was a defendant in 5 and 6 lawsuits, respectively, involving its products and is aware of other such claims.  During the year ended December 31, 2009 and 2008, respectively, 2 and 1 claims were filed against the Company, 2 and 0 claims were dismissed, and 1 and 0 claims were settled.

During the years ended December 31, 2009 and 2008, the Company incurred product liability expense of $1.6 million and $0.9 million, respectively, which includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

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

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2009 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (b)	Legal Fees (c)	Settlements (d)	Insurance Premiums	Admin. Expense	Balance End of Year (a)

2007	$1,741	$639	$(447)	$ -	N/A	N/A	$1,933

2008	1,933	176	(358)	(7)	N/A	N/A	1,744

2009	1,744	873	(274)	(261)	N/A	N/A	2,082

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Admin. Expense (f)	Total Product Liability Expense

2007	$639	$748	$299	$1,686

2008	176	739	-	915

2009	873	745	-	1,618

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

18.Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments.  Fair values of short-term investments, accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2009 and 2008 balance sheets approximate carrying values at those dates.

19.Subsequent Events

At December 31, 2009, $4.7 million remained authorized for share repurchases.  In February 2010, the Company announced that the Board of Directors expanded this repurchase program from $4.7 million to $10 million.

On February 24, 2010, the Company declared a dividend of 6¢ per share to shareholders of record on March 12, 2010.

The Company’s management has evaluated the period January 1, 2010 through February 24, 2010, the date the financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements. During this period, no material recognizable subsequent events were identified.

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, the Company’s controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2009. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

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

ITEM 9B— OTHER INFORMATION

None.

PART III

ITEM 10—  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders scheduled to be held April 28, 2010.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to 2010 Annual Meeting of Stockholders scheduled to be held April 28, 2010.

ITEM 11—  EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders scheduled to be held April 28, 2010.

ITEM 12—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to 2010 Annual Meeting of Stockholders scheduled to be held April 28, 2010.

ITEM 13—  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerting certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders scheduled to be held April 28, 2010.

ITEM 14—  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to 2010 Annual Meeting of Stockholders scheduled to be held April 28, 2010.

PART IV

ITEM 15— EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits and Financial Statement Schedules

(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)	Schedules can be found on Page 84 of this Form 10-K

(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.4
Amended and restated Article 3, Section 4 and Article 4, Section 5 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.5	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2007).

Exhibit 3.6	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2008).

Exhibit 3.7	Amendment to Article 5, Section 1 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009).

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

Exhibit 10.30
Second Amendment to Credit Agreement, dated December 11, 2009, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2009).

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

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2007, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended December 31, 2008, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.4	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 4, 2009, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.
Exhibit 99.5	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 3, 2009, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURM, RUGER & COMPANY, INC.
(Registrant)

/S/THOMAS A. DINEEN
Thomas A. Dineen Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

February 24, 2010
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/MICHAEL O. FIFER	2/24/10	/S/JOHN M. KINGSLEY, JR.	2/24/10
Michael O. Fifer		John M. Kingsley, Jr.
Chief Executive Officer, Director		Director
(Principal Executive Officer)

/S/JAMES E. SERVICE	2/24/10	/S/JOHN A. CONSENTINO, JR.	2/24/10
James E. Service		John A. Cosentino, Jr.
Director		Director

/S/C. MICHAEL JACOBI	2/24/10	/S/RONALD C. WHITAKER	2/24/10
C. Michael Jacobi		Ronald C. Whitaker
Director		Director

/S/STEPHEN T. MERKEL	2/24/10	/S/PHILLIP C. WIDMAN	2/24/10
Stephen T. Merkel		Phillip C. Widman
Director		Director

/S/AMIR P. ROSENTHAL	2/24/10
Amir P. Rosenthal
Director

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.4
Amended and restated Article 3, Section 4 and Article 4, Section 5 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.5	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2007).

Exhibit 3.6	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2008).

Exhibit 3.7	Amendment to Article 5, Section 1 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009).

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

EXHIBIT INDEX (continued)

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

EXHIBIT INDEX (continued)

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

EXHIBIT INDEX (continued)

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

Exhibit 10.30
Second Amendment to Credit Agreement, dated December 11, 2009, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2009).

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

EXHIBIT INDEX (continued)

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2007, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 3 LEGAL PROCEEDINGS from the Annual Report on Form 10-K of the Company for the year ended December 31, 2008, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.4	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 4, 2009, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.5	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 3, 2009, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

YEAR ENDED DECEMBER 31, 2009

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2009	$126	$92		$9	(a)	$209
Year ended December 31, 2008	$127			$1	(a)	$126
Year ended December 31, 2007	$155			$28	(a)	$127

Allowance for discounts:
Year ended December 31, 2009	$449	$4,869		$4,826	(b)	$492
Year ended December 31, 2008	$233	$1,370		$1,154	(b)	$449
Year ended December 31, 2007	$206	$998		$971	(b)	$233

Excess and obsolete inventory reserve:
Year ended December 31, 2009	$3,569	$239		$1,081	(c)	$2,727
Year ended December 31, 2008	$4,143	$1,163		$1,737	(c)	$3,569
Year ended December 31, 2007	$5,516	$755		$2,128	(c)	$4,143

(a)	Accounts written off
(b)	Discounts taken
(c)	Inventory written off