Form 10-Q
period 2010-04-03
STURM RUGER & CO INC
filed 2010-04-27
CIK 95029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010

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

The number of shares outstanding of the issuer's common stock as of April 23, 2010: Common Stock, $1 par value –19,112,548.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS
            (Dollars in thousands, except share data)

	April 3, 2010	December 31, 2009
		(Note)
Assets

Current Assets
Cash and cash equivalents	$5,642	$5,008
Short-term investments	53,235	50,741
Trade receivables, net	27,615	25,049
Gross inventories	47,526	51,048
Less LIFO reserve	(38,435)	(38,663)
Less excess and obsolescence reserve	(1,930)	(2,727)
Net inventories	7,161	9,658

Deferred income taxes	5,349	5,893
Prepaid expenses and other current assets	1,542	2,062
Total current assets	100,544	98,411

Property, plant and equipment	139,399	134,057
Less allowances for depreciation	(103,106)	(101,324)
Net property, plant and equipment	36,293	32,733
Deferred income taxes	6,878	6,190
Other assets	4,609	4,345
Total Assets	$148,324	$141,679

Note:

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)
     (Dollars in thousands, except share data)

	April 3, 2010	December 31, 2009
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$11,824	$12,011
Product liability	961	1,147
Employee compensation and benefits	8,283	12,890
Workers’ compensation	5,400	5,443
Income taxes payable	5,733	1,543
Total current liabilities	32,201	33,034

Accrued pension liability	12,180	12,194
Product liability accrual	859	935
Contingent liabilities – Note 9	--	--
Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	--	--
Common Stock, par value $1:
Authorized shares – 40,000,000 2010 – 22,866,369 issued, 19,112,548 outstanding 2009 – 22,826,601 issued, 19,072,780 outstanding	22,866	22,827
Additional paid-in capital	8,390	8,031
Retained earnings	122,357	115,187
Less: Treasury stock – at cost 2010 and 2009 – 3,753,821 shares	` (30,167)	(30,167)
Accumulated other comprehensive loss	(20,362)	(20,362)
Total Stockholders’ Equity	103,084	95,516
Total Liabilities and Stockholders’ Equity	$148,324	$141,679

Note:

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	April 3, 2010	April 4, 2009

Net firearms sales	$67,269	$62,227
Net castings sales	1,007	1,302
Total net sales	68,276	63,529

Cost of products sold	45,145	44,003
Gross margin	23,131	19,526

Expenses:
Selling	5,899	5,445
General and administrative	3,932	4,147
Other operating expenses, net	400	500
Total operating expenses	10,231	10,092

Operating income	12,900	9,434

Other income:
Interest (expense) income, net	(33)	(18)
Other income (expense), net	127	(50)
Total other income, net	94	(68)

Income before income taxes	12,994	9,366

Income taxes	4,678	3,559

Net income	$8,316	$5,807

Earnings per share
Basic	$0.44	$0.30
Diluted	$0.43	$0.30

Average shares outstanding
Basic	19,087	19,045
Diluted	19,340	19,175

Cash dividends per share	$0.06	-

See notes to condensed financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2009	$22,827	$8,031	$115,187	$(30,167)	$(20,362)	$95,516
Net income and comprehensive income	-	-	8,316	-	-	8,316
Dividends paid	-	-	(1,146)	-	-	(1,146)
Stock-based compensation	-	628	-	-	-	628
Cashless exercise of stock options	-	(230)	-	-	-	(230)
Issuance of 39,768 shares of common stock	39	(39)	-	-	-	-
Balance at April 3, 2010	$22,866	$8,390	$122,357	$(30,167)	$(20,362)	$103,084

See notes to condensed financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	April 3, 2010	April 4, 2009

Operating Activities
Net income	$8,316	$5,807
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,135	1,662
Slow moving inventory valuation adjustment	(761)	-
Stock-based compensation	628	920
Gain on sale of assets	(3)	-
Deferred income taxes	(408)	614
Changes in operating assets and liabilities:
Trade receivables	(2,566)	198
Inventories	3,258	3,627
Trade accounts payable and accrued expenses	(4,836)	167
Product liability	(262)	(415)
Prepaid expenses, other assets and other liabilities	242	(1,240)
Income taxes payable	4,189	(971)
Cash provided by operating activities	9,932	10,369

Investing Activities
Property, plant and equipment additions	(5,696)	(3,701)
Proceeds from sale of assets	5	-
Purchases of short-term investments	(34,992)	(25,979)
Proceeds from maturities of short-term investments	32,498	14,559
Cash used for investing activities	(8,185)	(15,121)

Financing Activities
Tax benefit from exercise of stock options	33	-
Repayment of line of credit balance	-	(1,000)
Repurchase of common stock	-	(14)
Dividends paid	(1,146)	-
Cash used for financing activities	(1,113)	(1,014)

Increase (decrease) in cash and cash equivalents	634	(5,766)

Cash and cash equivalents at beginning of period	5,008	9,688

Cash and cash equivalents at end of period	$5,642	$3,922

See notes to condensed financial statements.

Index

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods.  Operating results for the three months ended April 3, 2010 are not indicative of the results to be expected for the full year ending December 31, 2010.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 98% of the Company’s total sales for the three months ended April 3, 2010 were firearms sales, and 2% were investment castings sales.  Export sales represent less than 4% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.  The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

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

Index

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

During the three month period ended April 3, 2010, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation continues to occur in 2010, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following (in thousands):

	April 3, 2010	December 31, 2009
Inventory at FIFO
Finished products	$4,069	$4,623
Materials and work in process	43,457	46,425
Gross inventories	47,526	51,048
Less: LIFO reserve	(38,435)	(38,663)
Less: excess and obsolescence reserve	(1,930)	(2,727)
Net inventories	$7,161	$9,658

NOTE 5 - INCOME TAXES

The Company's 2010 and 2009 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004.  The effective income tax rates for the three months ended April 3, 2010 and April 4, 2009 are 36.0% and 38.0%, respectively. Income tax payments in the three months ended April 3, 2010 and April 4, 2009 totaled $0.6 million and $3.9 million, respectively.

Index

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

The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.4 million to $0.7 million exist.  The Company has recorded $0.7 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties.  This amount is included in income taxes payable at April 3, 2010. The Company will include any future interest and penalties related to uncertain tax positions as a component of its provision for taxes.

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

In future years, the Company may be required to make cash contributions to the two defined benefit pension plans according to the rules of the Pension Protection Act of 2006.  The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants.  The total amount of these future cash contributions will be dependent on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities.

There is no minimum required cash contribution for the defined benefit plans for 2010, but there may be such a requirement in future years.  The Company expects to voluntarily contribute approximately $2.0 million to the defined benefit plans in 2010, of which $0.5 million was contributed in the first three months of 2010.  The intent of this discretionary contribution is to reduce the amount of time that the Company will be required to continue to operate the frozen plans.  The ongoing cost of running the plans (even if frozen) is approximately $200,000 per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

The estimated cost of the frozen defined benefit plans for 2010 is $1.6 million, of which $0.4 million was recognized in the first three months of 2010.

Costs attributable to the supplemental discretionary 401(k) plan totaled $0.4 million and $0.5 million for the three months ended April 3, 2010 and April 4, 2009, respectively.  The Company plans to contribute an additional $1.5 million to the plan during the remainder of 2010.

Index

NOTE 7 – SHARE BASED PAYMENTS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives.  Vesting requirements will be determined by the Compensation Committee or the Board of Directors.  The Company has reserved 2,550,000 shares for issuance under the 2007 SIP of which 1,671,858 remain available for future grants under the Plan as of April 3, 2010.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.6 million and $0.9 million for three months ended April 3, 2010 and April 4, 2009, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2009	1,498,150	$9.00	$4.13
Granted	40,000	$9.70	$4.80
Exercised	(5,500)	$8.36	$4.66
Expired	-	-	-
Outstanding April 3, 2010	1,532,650	$9.02	$4.15

The aggregate intrinsic value (mean market price at April 3, 2010 less the weighted average exercise price) of options outstanding under the Plans was approximately $5.5 million.

Restricted Stock Units

Beginning in the second quarter of 2009, the Company began granting restricted stock units to senior employees, in lieu of incentive stock options. These awards vest dependent on the achievement of various corporate objectives established by the Compensation Committee of the Board of Directors.

During the first quarter of 2010, 21,900 restricted stock units were issued.  Compensation costs related to these restricted stock units were $0.3 million, which is being recognized over 72 months, the period available for the Company to achieve the required performance objectives.

Beginning in 2008, a portion of all officers’ annual incentive compensation was paid in restricted stock units.  During the first quarters of 2010 and 2009, awards totaling $0.4 million and $0.2 million, respectively were made under this policy.

NOTE 8 - BASIC AND DILUTED EARNINGS PER SHARE

Weighted average shares outstanding for the three months ended April 3, 2010 and April 4, 2009 were 19,086,797 and 19,045,229, respectively.

Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable.  This resulted in diluted weighted-average shares outstanding for the three months ended April 3, 2010 and April 4, 2009 of 19,340,228 and 19,174,871, respectively.

Index

NOTE 9 - CONTINGENT LIABILITIES

As of April 3, 2010, the Company was a defendant in approximately five (5) lawsuits and is aware of certain other such claims.

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

In addition to the foregoing, on August 18, 2009, the Company was served with a complaint captioned Steamfitters Local 449 Pension Fund, on Behalf of Itself and All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  The complaint seeks unspecified damages for alleged violations of the Securities Exchange Act of 1934 and is a purported class action on behalf of purchasers of the Company’s common stock between April 23, 2007 and October 29, 2007.  On October 9, 2009, the Company waived service of a complaint captioned Alan R. Herrett, Individually and On Behalf of All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  This matter is based upon the same facts and basic allegations set forth in the Steamfitters Local 449 Pension Fund litigation.  On October 12, 2009, a motion to consolidate the two actions was filed by counsel for the Steamfitters.  On January 11, 2010, the court entered an order consolidating the two matters.  The January 11, 2010 order also sets a briefing schedule for plaintiffs to file a consolidated amended complaint and for defendants, including the Company, to file a responsive pleading.  The consolidated amended complaint was filed on March 11, 2010.  The defendants’ responsive pleading is due on April 26, 2010.

Index

Although the Company has not been served, it is aware of a lawsuit entitled Karl Lippard v. Sturm, Ruger & Co., Inc. filed on February 19, 2010 in the District Court of El Paso County, Colorado. The matter was removed to U.S. District Court on April 20, 2010 and currently is pending there. The suit seeks monetary damages for alleged breach of contract.

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

The Company has reported all cases instituted against it through December 31, 2009 and the results of those cases, where terminated, to the SEC on its previous Form 10-K and 10-Q reports to which reference is hereby made.

Index

NOTE 10 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments:  firearms and investment castings.  The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States.  Two of these independent wholesale distributors merged in 2009.  Further consolidation of independent wholesale distributors would result in a greater concentration of credit risk.  The investment castings segment manufactures and sells steel investment castings.  Selected operating segment financial information follows (in thousands):

	Three Months Ended
	April 3, 2010	April 3, 2009
Net Sales
Firearms	$67,269	$62,227
Castings
Unaffiliated	1,007	1,302
Intersegment	3,449	4,163
	4,456	5,465
Eliminations	(3,449)	(4,163)
	$68,276	$63,529

Income (Loss) Before Income Taxes
Firearms	$13,034	$9,611
Castings	(278)	(504)
Corporate	238	259
	$12,994	$9,366

	April 3, 2010	December 31, 2009
Identifiable Assets
Firearms	$70,960	$66,011
Castings	4,104	4,643
Corporate	73,260	71,025
	$148,324	$141,679

  NOTE 11 – STOCK REPURCHASE

In 2009, the Company repurchased 2,400 shares of its common stock, representing 0.1% of the then outstanding shares, in the open market at an average price of $6.03 per share. These purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2009, $4.7 million remained authorized for share repurchases.  In February 2010, the Company announced that the Board of Directors expanded this repurchase program from $4.7 million to $10 million. To date, no share repurchases have been made since the $10 million repurchase program was authorized.

Index

NOTE 12 – LINE OF CREDIT

In December 2009, the Company renewed a $25 million credit facility with a bank. This facility is renewable annually and now terminates on December 12, 2010.  Borrowings under this facility bear interest at LIBOR (0.87% at April 3, 2010) plus 200 basis points. The Company is charged 50 basis points per year on the unused portion.  At April 3, 2010 and December 31, 2009, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to April 3, 2010 and determined that there were no such events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 98% of the Company’s total sales for the three months ended April 3, 2010 were firearms sales, and 2% were investment castings sales.  Export sales represent less than 4% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.  The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

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

Results of Operations

Product Demand

Demand for the Company’s products remained strong in the first quarter of 2010.  Estimated sell-through of the Company’s products from distributors to retailers in the first quarter of 2010 increased by approximately 8% from the first quarter of 2009 and approximately 21% from the fourth quarter of 2009.  This sales growth, despite declines of 4% and 5%, respectively, in National Instant Criminal Background Check System (“NICS”) background checks over the same periods, suggests the Company gained market share.

The increase in estimated sell-through from distributors to retailers is likely due to the following factors:

•	Successful sales promotions that were in effect during the latter months of 2009 and the first quarter of 2010,
•	The introduction of the SR9c pistol in January of 2010,
•	Likely gain of market share, and
•	Normal, seasonal build-up of retailer inventories resulting from orders placed at annual distributor shows (typically most are in January and February).

Index

We believe our sell-through estimate overstates the true market demand in the first quarter of 2010, due to the likely seasonal build-up of retailer inventories, but is probably a reasonable year-over-year comparative metric.

	2010	2009
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	254,200	209,400	214,500	227,500	236,000

Total NICS Background Checks (millions) (2)	3,663	3,864	3,134	3,217	3,818

Note 1:
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

Note 2:
While NICS background checks are not an actual measure of retail activity, the trends in NICS background checks are commonly used as a proxy for trends in retail demand.  NICS background checks are performed when the ownership of most firearms, either new or used, is transferred. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

In the first quarter of 2010, the Company launched the SR9c, a compact version of the full-size SR9 striker-fired, semi-automatic pistol.  New product introductions, including the new SR9c, remain a strong driver of demand, and products introduced since January 2008 represented $26.6 million or 39% of sales in the first quarter of 2010.

Orders Received and Ending Backlog

The value of orders received and ending backlog, net of excise tax, for the trailing five quarters are as follows (in millions except average sales price):

	2010	2009
	Q1	Q4	Q3	Q2	Q1

Orders Received (3) (4)	$81.8	$42.9	$14.1	$73.6	$138.9

Average Sales Price of Orders Received (3) (4)	$270	$275	$196	$400	$308

Ending Backlog (4)	$71.8	$59.6	$78.0	$138.0	$136.3

Average Sales Price of Ending Backlog (4)	$299	$330	$324	$335	$297

Note 3:
During the third quarter of 2009, the Company unilaterally cancelled all of the unshipped orders for Mini-14 and Mini-Thirty auto-loading rifles, and asked the distributors to submit new orders that better represented their forecasted needs.  The cancellation of these unshipped orders, partially offset by the submission of new orders for these products, resulted in a net reduction to the backlog of approximately $20 million and decreased the Average Sales Price of Orders Received by $115 per unit.  Had these orders not been cancelled, the Average Sales Price of Orders Received would have been $311 per unit.  The Average Sales Price of the Ending Backlog was also impacted for the same reasons.

Index

Note 4:	All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.

The average sales price of orders received in the third quarter of 2009 was lower than usual due to the net cancellation of Mini-14 and Mini-Thirty rifles in that quarter, as discussed in Note 3 above.  In the second quarter of 2009, the average sales price of orders received was higher than usual due to the initial stocking orders received for the SR-556 modern sporting rifle, which has a higher price relative to the other product lines.

The 9% decrease in average sales price of ending backlog in the first quarter of 2010 reflects increased backlog for pistols, including the SR9c pistol, which was introduced in the first quarter of 2010, and decreased backlog for the SR-556 modern sporting rifle.

Production

Total unit production in the first quarter of 2010 increased 3% from the fourth quarter of 2009, and 15% from the first quarter of 2009.  This increased production was facilitated by the Company’s on-going implementation of lean manufacturing, a process that started in 2006.  The current efforts in improving the Company’s manufacturing processes include the following:

•	transitioning from large-scale batch manufacturing to single-piece-flow manufacturing,
•	establishing single-piece flow cells for small parts manufacturing,
•	refining existing cells,
•	developing inventory pull systems and managing vendors,
•	increasing capacity for the products with strong demand, and
•	re-engineering existing product designs for improved manufacturability.

The Company plans to produce at rates moderately in excess of estimated retail demand for certain products to build desired finished goods inventory levels for those products.

Summary Unit Data

Firearms unit data for the last five quarters are as follows:

	2010	2009
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers	254,200	209,400	214,500	227,500	236,000

Units Ordered (5)	305,900	173,000	80,000	204,700	501,000

Units Produced	241,900	234,600	242,500	247,300	209,900

Units Shipped	237,300	228,500	237,400	246,200	213,700

Average Sales Price	$279	$276	$295	$286	$283

Units on Backorder (5)	239,900	181,000	240,700	412,300	458,900

Index

Note 5:
See description in Note 3 above for information relating to order cancellations in the third quarter of 2009.  The cancellation of these orders reduced Units Ordered in the third quarter of 2009 by 34,000 units.  Had these orders not been cancelled, the Units Ordered in the third quarter would have been approximately 114,000 units.

Inventories

The Company’s finished goods inventory increased slightly during the first quarter of 2010, and remains below desired levels for rapid order fulfillment.  The Company anticipates that finished goods inventory could increase by as much as $12 to $15 million from the current level upon the attainment of desired levels of finished goods inventory.

Distributor inventory of the Company’s products declined 18% during the first quarter.

Inventory data for the trailing five quarters follows:

	2010	2009
	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	24,400	20,100	15,100	9,600	8,800
Units – Distributor Inventory (6)	79,100	96,200	76,800	53,900	35,200
Total inventory (7)	103,500	116,300	91,900	63,500	44,000

Note 6:
Distributor ending inventory as provided by the Company’s independent distributors.  These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

Note 7:	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Sales

Consolidated net sales were $68.3 million for the three months ended April 3, 2010.  This represents an increase of $4.8 million or 7.5% from consolidated net sales of $63.5 million in the comparable prior year period.

Firearms net sales were $67.3 million for the three months ended April 3, 2010.  This represents an increase of $5.1 million or 8.1% from firearms net sales of $62.2 million in the comparable prior year period.

Firearms unit shipments increased 11.0% for the three months ended April 3, 2010 from the comparable prior year period, primarily driven by growth in sales of products introduced within the past two years.

Casting net sales were $1.0 million for the three months ended April 3, 2010.  This represents a decrease of $0.3 million or 22.7% from casting sales of $1.3 million in the comparable prior year period.

Index

Cost of Products Sold and Gross Margin

Consolidated cost of products sold was $45.1 million for the three months ended April 3, 2010.  This represents an increase of $1.0 million or 2.6% from consolidated cost of products sold of $44.0 million in the comparable prior year period.

Gross margin as a percent of sales was 33.9% for the three months ended April 4, 2010.  This represents an increase from the gross margin percentage of 30.7% in the comparable prior year period as illustrated below (in thousands):

	Three Months Ended
	April 3, 2010		April 4, 2009

Net sales	$68,276	100.0%	$63,529	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	45,711	67.0%	42,722	67.2%
LIFO (income) expense	(122)	(0.2)%	(249)	(0.4)%
Overhead rate adjustments to inventory	(394)	(0.6)%	689	1.2%
Labor rate adjustments to inventory	(55)	(0.1)%	169	0.3%
Product liability	(10)	-	93	0.1%
Product recall	15	-	579	0.9%
Total cost of products sold	45,145	66.1%	44,003	69.3%

Gross margin	$23,131	33.9%	$19,526	30.7%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall—During the three months ended April 3, 2010, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall decreased as a percentage of sales by 0.2% compared with the comparable 2009 period.

LIFO—During the three months ended April 3, 2010, gross inventories decreased by $3.5 million compared to a decrease in gross inventories of $4.6 million in the comparable 2009 period.  As a result, in the three months ended April 3, 2010 the Company recognized LIFO income resulting in decreased cost of products sold of $0.1 compared to LIFO income and decreased cost of products sold of $0.2 million in the comparable 2009 period.

Overhead Rate Adjustments—The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory.  During the three months ended April 3, 2010, the Company was less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory value of $0.4 million.  This increase in inventory carrying values resulted in a decrease to cost of products sold.  During the comparable period in 2009, the overhead rate used to absorb overhead into inventory decreased, resulting in a decrease in inventory value of $0.7 million, and a corresponding increase to cost of products sold.

Index

Labor Rate Adjustments—The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory.  During the three months ended April 3, 2010, the Company was less efficient in direct labor utilization and the labor rates used to absorb incurred labor expenses into inventory increased, resulting in an increase in inventory value of $0.1 million.  This increase in inventory carrying values resulted in a decrease to cost of products sold.  During the comparable period in 2009, the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.2 million, and a corresponding increase to cost of products sold.

Product Liability—Product liability expenses include the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.  See Note 9 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Product Recalls—In 2008, the Company received a small number of reports from the field that its SR9 pistols, and later, its LCP pistols, could discharge if dropped onto a hard surface.  The Company began recalling SR9 pistols in April 2008 and LCP pistols in October 2008 to offer free safety retrofits.  The estimated cost of these safety retrofit programs of approximately $3.5 million was recorded in 2008.  During the first quarter of 2009, it became apparent that the recalls were more successful than originally forecast and a greater quantity of affected pistols would be retrofitted than originally estimated.  Therefore, an additional expense of $0.6 million was recognized in the first quarter of 2009.  The quantity of pistols being returned to the Company for retrofitting has declined significantly since the first quarter of 2009.  Therefore only modest retrofit expenses were recorded in the latter quarters of 2009, and the first quarter of 2010.

Gross Margin—For the three months ended April 3, 2010, gross margin was $23.1 million or 33.9% of sales.  This is an increase of $3.6 million or 18.5% from the comparable prior year period gross margin of $19.5 million or 30.7% of sales.

Selling, General and Administrative

Selling, general and administrative expenses were $9.8 million or 14.4% of sales for the three months ended April 3, 2010.  This represents an increase of $0.2 million from selling, general and administrative expenses of $9.6 million or 15.1% of sales in the comparable prior year period.  The increase reflects increased sales promotions and increased shipping expenses.

Other Operating Expenses

In the three months ended April 3, 2010, the Company recognized an expense of $0.4 million related to its frozen defined benefit pension plans, compared to $0.5 million in the comparable prior year period.

Other income

Other income was $0.1 million in the three months ended April 3, 2010 compared to an expense of $0.1 million in the three months ended April 4, 2009.

Income Taxes and Net Income

The effective income tax rate in the three months ended April 3, 2010 was 36.0%, compared to 38.0% for the comparable prior year period.  The decrease in the income tax rate results from an increased benefit from the American Jobs Creation Act of 2004 that was effective January 1, 2010.

As a result of the foregoing factors, consolidated net income was $8.3 million for the three months ended April 3, 2010.  This represents an increase of $2.5 million from consolidated net income of $5.8 million in the comparable prior year period.

Index

Financial Condition

Liquidity

At the end of the first quarter of 2010, the Company’s cash, cash equivalents and short-term investments totaled $58.9 million.  Our pre-LIFO working capital of $106.8 million, less the LIFO reserve of $38.4 million, resulted in working capital of $68.4 million and a current ratio of 3.1 to 1.

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

During the first quarter of 2009, the Company paid down the $1 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets.  The credit facility, which expires on December 12, 2010, has remained unused since that time and the Company has no debt.

Operations

Cash provided by operating activities was $9.9 million for the three months ended April 3, 2010 compared to $10.4 million for the comparable prior year period.  Both periods benefited from increased profitability and decreased inventories.

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

Investing and Financing

Capital expenditures for the three months ended April 3, 2010 totaled $5.7 million.  In 2010, the Company expects to spend approximately $12 to $18 million on capital expenditures to purchase tooling for new product introductions, to upgrade and modernize manufacturing equipment, and to increase capacity for certain products in strong demand.  The Company has financed all of these activities with cash provided by operations and current cash and short-term investments.

Dividends of $1.1 million were paid during the three months ended April 3, 2010.  The amount of this dividend was based on a percentage of operating profit after adjustment for certain items, the same approach used by the Company throughout 2009.  Under this approach, the amount per share of the quarterly dividend fluctuates directly with certain operating results of the Company.  The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for cash.  The Company has financed its dividends with cash provided by operations and current cash and short-term investments.

Index

In February, 2010, the Board of Directors expanded the Company’s authorization to repurchase shares of its common stock from $4.7 million to $10 million.  To date, no share repurchases have been made since the $10 million repurchase program was authorized.

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

There was no minimum required cash contribution for the defined benefit plans for 2009 or 2010, but there may be such a requirement in future years.  The Company voluntarily contributed $2 million to the defined benefit plans in 2009.  The Company plans on voluntarily contributing approximately $2 million in 2010.  The intent of these discretionary contributions is to reduce the amount of time that the Company will be required to continue to operate the frozen plans.  The ongoing cost of running the plans (even if frozen) is approximately $200,000 per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

In future years, the Company may be required to make cash contributions to the two defined benefit pension plans according to the new rules of the Pension Protection Act of 2006.  The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants.  The total amount of these future cash contributions will depend on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities.

In the first quarter of 2009, the Company settled $2.1 million of pension liabilities through the purchase of group annuities.  This transaction resulted in an insignificant actuarial gain.

Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of cash through issuance of short-term or long-term debt.  During the first quarter of 2009, the Company paid down the $1 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets.  The credit facility, which expires on December 12, 2010, has remained unused since that time and the Company has no debt.

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

Index

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2009 Annual Report on Form 10-K filed on February 24, 2010, or the judgments affecting the application of those estimates and assumptions.

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

ITEM 4.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 3, 2010.

Based on the evaluation, the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of April 3, 2010, such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Additionally, the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s control over financial reporting that occurred during the quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

Index

PART II.                   OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 9 to this Form 10-Q report, which is incorporated herein by reference.

The Company has reported all cases instituted against it through December 31, 2009, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

One case was formally instituted against the Company during the three months ending April 3, 2010.  Although the Company has not been served, it is aware of a lawsuit entitled Karl Lippard v. Sturm, Ruger & Co., Inc. filed on February 19, 2010 in the District Court of El Paso County, Colorado. The matter was removed to U.S. District Court on April 20, 2010 and currently is pending there. The suit seeks monetary damages for alleged breach of contract.

During the three months ending April 3, 2010, no previously reported cases were settled.

ITEM 1A.                RISK FACTORS

There have been no material changes in our risk factors from the information provided in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.                   OTHER INFORMATION

None

Index

ITEM 5.                   EXHIBITS

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 3, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: April 27, 2010	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Vice President, Treasurer and Chief Financial Officer