Form 10-Q
period 2010-07-03
STURM RUGER & CO INC
filed 2010-07-28
CIK 95029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010

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

The number of shares outstanding of the issuer's common stock as of July 23, 2010: Common Stock, $1 par value –19,234,497.

INDEX

STURM, RUGER & COMPANY, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	July 3, 2010	December 31, 2009
		(Note)

Assets

Current Assets
Cash and cash equivalents	$5,707	$5,008
Short-term investments	52,982	50,741
Trade receivables, net	22,383	25,049
Gross inventories	49,438	51,048
Less LIFO reserve	(38,150)	(38,663)
Less excess and obsolescence reserve	(2,377)	(2,727)
Net inventories	8,911	9,658

Deferred income taxes	4,536	5,893
Prepaid expenses and other current assets	1,395	2,062
Total current assets	95,914	98,411

Property, plant and equipment	145,377	134,057
Less allowances for depreciation	(104,491)	(101,324)
Net property, plant and equipment	40,886	32,733
Deferred income taxes	5,627	6,190
Other assets	3,702	4,345
Total Assets	$146,129	$141,679

Note:

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)
(Dollars in thousands, except share data)

	July 3, 2010	December 31, 2009
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$9,018	$12,011
Product liability	424	1,147
Employee compensation and benefits	8,556	12,890
Workers’ compensation	5,489	5,443
Income taxes payable	384	1,543
Total current liabilities	23,871	33,034

Accrued pension liability	12,180	12,194
Product liability accrual	762	935
Contingent liabilities – Note 9	--	--
Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	--	--
Common Stock, par value $1:
Authorized shares – 40,000,000 2010 – 22,988,318 issued, 19,234,497 outstanding 2009 – 22,826,601 issued, 19,072,780 outstanding	22,988	22,827
Additional paid-in capital	8,109	8,031
Retained earnings	128,748	115,187
Less: Treasury stock – at cost 2010 and 2009 – 3,753,821 shares	(30,167)	(30,167)
Accumulated other comprehensive loss	(20,362)	(20,362)
Total Stockholders’ Equity	109,316	95,516
Total Liabilities and Stockholders’ Equity	$146,129	$141,679

Note:

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net firearms sales	$63,621	$71,372	$130,891	$133,600
Net castings sales	768	1,018	1,775	2,320
Total net sales	64,389	72,390	132,666	135,920

Cost of products sold	42,649	47,358	87,794	91,362
Gross profit	21,740	25,032	44,872	44,558

Expenses:
Selling	5,118	5,319	11,017	10,764
General and administrative	3,984	5,563	7,919	9,709
Other operating expenses, net	-	175	398	675
Total operating expenses	9,102	11,057	19,334	21,148

Operating income	12,638	13,975	25,538	23,410

Other income:
Interest (expense) income, net	(24)	39	(57)	(40)
Other income (expense), net	174	(14)	301	(4)
Total other income (expense), net	150	25	244	(44)

Income before income taxes	12,788	14,000	25,782	23,366

Income taxes	4,604	5,320	9,281	8,879

Net income	$8,184	$8,680	$16,501	$14,487

Earnings per share
Basic	$0.43	$0.46	$0.86	$0.76
Diluted	$0.42	$0.45	$0.85	$0.76

Average shares outstanding
Basic	19,196	19,059	19,141	19,052
Diluted	19,504	19,272	19,333	19,110

Cash dividends per share	$0.093	$0.086	$0.153	$0.086

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2009	$22,827	$8,031	$115,187	$(30,167)	$(20,362)	$95,516
Net income and comprehensive income	-	-	16,501	-	-	16,501
Dividends paid	-	-	(2,940)	-	-	(2,940)
Stock-based compensation	-	908	-	-	-	908
Cashless exercise of stock options	-	(669)	-	-	-	(669)
Issuance of 161,717 shares of common stock	161	(161)	-	-	-	-
Balance at July 3, 2010	$22,988	$8,109	$128,748	$(30,167)	$(20,362)	$109,316

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	July 3, 2010	July 4, 2009

Operating Activities
Net income	$16,501	$14,487
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,419	3,325
Slow moving inventory valuation adjustment	(314)	(302)
Stock-based compensation	908	2,950
Loss on sale of assets	10	-
Deferred income taxes	553	(380)
Changes in operating assets and liabilities:
Trade receivables	2,666	(1,725)
Inventories	1,061	6,176
Trade accounts payable and accrued expenses	(2,946)	(797)
Employee compensation	(4,334)	2,269
Product liability	(896)	(68)
Prepaid expenses, other assets and other liabilities	1,296	(769)
Income taxes payable	(1,160)	(1,715)
Cash provided by operating activities	17,764	23,451

Investing Activities
Property, plant and equipment additions	(12,598)	(6,829)
Proceeds from sale of assets	16	-
Purchases of short-term investments	(76,977)	(48,708)
Proceeds from maturities of short-term investments	74,736	27,564
Cash used for investing activities	(14,823)	(27,973)

Financing Activities
Tax benefit from exercise of stock options	698	1,378
Repayment of line of credit balance	-	(1,000)
Repurchase of common stock	-	(14)
Dividends paid	(2,940)	(1,640)
Cash used for financing activities	(2,242)	(1,276)

Increase (decrease) in cash and cash equivalents	699	(5,798)

Cash and cash equivalents at beginning of period	5,008	9,688

Cash and cash equivalents at end of period	$5,707	$3,890

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods.  Operating results for the six months ended July 3, 2010 are not indicative of the results to be expected for the full year ending December 31, 2010.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 99% of the Company’s total sales for the three and six months ended July 3, 2010 were firearms sales, and approximately 1% were investment castings sales.  Export sales represent approximately 6% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.  The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company manufactures investment castings made from steel alloys for internal use in its firearms and utilizes available investment casting capacity to manufacture and sell castings to unaffiliated, third-party customers.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these items.

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

During the six month period ended July 3, 2010, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation continues to occur in 2010, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following (in thousands):

	July 3, 2010	December 31, 2009
Inventory at FIFO
Finished products	$6,169	$4,623
Materials and work in process	43,269	46,425
Gross inventories	49,438	51,048
Less: LIFO reserve	(38,150)	(38,663)
Less: excess and obsolescence reserve	(2,377)	(2,727)
Net inventories	$8,911	$9,658

NOTE 5 - INCOME TAXES

The Company's 2010 and 2009 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004.  The effective income tax rates for the three and six months ended July 3, 2010 and July 4, 2009 are 36.0% and 38.0%, respectively. Income tax payments in the three and six months ended July 3, 2010 totaled $7.2 million and $7.8 million, respectively. Income tax payments in the three and six months ended July 4, 2009 totaled $7.0 million and $10.9 million, respectively.

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

The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.4 million to $0.7 million exist.  The Company has recorded $0.7 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties.  This amount is included in income taxes payable at July 3, 2010. The Company will include any future interest and penalties related to uncertain tax positions as a component of its provision for taxes.

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

In future years, the Company may be required to make cash contributions to the two defined benefit pension plans.  The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants.  The total amount of these future cash contributions will depend on the investment returns generated by the plans’ assets and the then applicable discount rates used to calculate the plans’ liabilities.

Minimum cash contributions of $1.7 million are required for the defined benefit plans for 2010.  The Company voluntarily contributed $2 million to the defined benefit plans in 2009 and plans on contributing approximately $2 million in 2010.  Contributions in the three and six months ended July 3, 2010 totaled $0.5 million and $1.0 million, respectively.

The estimated cost of the frozen defined benefit plans for 2010 is $0.4 million.

Costs attributable to the supplemental discretionary 401(k) plan totaled $0.5 million and $0.9 million for the three and six months ended July 3, 2010, respectively, and $0.5 million and $0.9 million for the three and six months ended July 4, 2009, respectively.  The Company plans to contribute approximately $1.0 million to the plan during the remainder of 2010.

NOTE 7 – SHARE BASED PAYMENTS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives.  Vesting requirements will be determined by the Compensation Committee or the Board of Directors.  The Company has reserved 2,550,000 shares for issuance under the 2007 SIP of which 1,671,858 remain available for future grants as of July 3, 2010.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.3 million and $2.1 million for three months ended July 3, 2010 and July 4, 2009, respectively, and $0.9 million and $3.1 million for six months ended July 3, 2010 and July 4, 2009, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2009	1,498,150	$9.00	$4.13
Granted	40,000	$9.70	$4.80
Exercised	(325,750)	$7.89	$3.36
Expired	-	-	-
Outstanding July 3, 2010	1,212,400	$9.32	$4.36

The aggregate intrinsic value (mean market price at July 3, 2010 less the weighted average exercise price) of options outstanding under the plans was approximately $6.5 million.

Restricted Stock Units

Beginning in the second quarter of 2009, the Company began granting restricted stock units to senior employees, in lieu of incentive stock options. These awards vest dependent on the achievement of various corporate objectives established by the Compensation Committee of the Board of Directors.

Restricted stock units issued during the first and second quarters of 2010 were 21,900 and 17,100, respectively.  Compensation costs related to these restricted stock units were $0.3 million and $0.3 million, respectively, which is being recognized over 72 months, the period available for the Company to achieve the required performance objectives.  Compensation cost may be accelerated if the performance criteria is achieved sooner.

Beginning in 2008, a portion of all officers’ annual incentive compensation was paid in restricted stock units.  During the first quarters of 2010 and 2009, awards totaling $0.4 million and $0.2 million, respectively, were made under this policy.

NOTE 8 - BASIC AND DILUTED EARNINGS PER SHARE

Weighted average shares outstanding for the three and six months ended July 3, 2010 were 19,195,572 and 19,140,593, respectively.  Weighted average shares outstanding for the three and six months ended July 4, 2009 were 19,058,537 and 19,051,775, respectively.

Diluted earnings per share reflect the impact of options outstanding using the treasury stock method, when applicable.  This resulted in diluted weighted-average shares outstanding for the three and six months ended July 3, 2010, of 19,503,620 and 19,333,059, respectively.  Diluted weighted-average shares outstanding for the three and six months ended July 4, 2009 were 19,272,412 and 19,109,862, respectively.

The following average numbers of stock options are anti-dilutive and therefore are not included in the diluted earnings per share calculation:

Three Months Ended		Six Months Ended
July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

-	256,250	-	256,250

NOTE 9 - CONTINGENT LIABILITIES

As of July 3, 2010, the Company was a defendant in approximately three (3) lawsuits and is aware of certain other such claims.

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

In addition to the foregoing, on August 18, 2009, the Company was served with a complaint captioned Steamfitters Local 449 Pension Fund, on Behalf of Itself and All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  The complaint seeks unspecified damages for alleged violations of the Securities Exchange Act of 1934 and is a purported class action on behalf of purchasers of the Company’s common stock between April 23, 2007 and October 29, 2007.  On October 9, 2009, the Company waived service of a complaint captioned Alan R. Herrett, Individually and On Behalf of All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  This matter is based upon the same facts and basic allegations set forth in the Steamfitters Local 449 Pension Fund litigation.  On October 12, 2009, a motion to consolidate the two actions was filed by counsel for the Steamfitters.  On January 11, 2010, the court entered an order consolidating the two matters.  A consolidated amended complaint was filed on March 11, 2010.  The defendants, including the Company, filed a motion to dismiss on April 26, 2010 and plaintiffs filed a response on June 18, 2010.  Defendants then filed a reply in support of the motion on July 19, 2010.  Oral argument is scheduled for November 3, 2010.

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

The Company management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims.  While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, it is not reasonably possible that any single claim currently pending against the Company will have a material adverse effect on the financial position, results of operation, or cash flows of the Company.

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

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net Sales
Firearms	$63,621	$71,372	$130,891	$133,600
Castings
Unaffiliated	768	1,018	1,775	2,320
Intersegment	3,670	4,876	7,115	9,039
	4,438	5,894	8,890	11,359
Eliminations	(3,670)	(4,876)	(7,115)	(9,039)
	$64,389	$72,390	$132,666	$135,920

Income (Loss) Before Income Taxes
Firearms	$12,690	$14,413	$25,912	$24,025
Castings	(73)	(121)	(351)	(625)
Corporate	171	(292)	221	(34)
	$12,788	$14,000	$25,782	$23,366

			July 3, 2010	December 31, 2009
Identifiable Assets
Firearms			$69,674	$66,011
Castings			4,238	4,643
Corporate			72,217	71,025
			$146,129	$141,679

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

NOTE 12 – LINE OF CREDIT

In December 2009, the Company renewed a $25 million credit facility with a bank. This facility is renewable annually and now terminates on December 12, 2010.  Borrowings under this facility bear interest at LIBOR (1.19% at July 3, 2010) plus 200 basis points. The Company is charged 50 basis points per year on the unused portion.  At July 3, 2010 and December 31, 2009, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 13 – SUBSEQUENT EVENTS

On July 27, 2010, the Company declared a dividend of 10.0¢ per share to shareholders of record on August 13, 2010.

The Company has evaluated events and transactions occurring subsequent to July 3, 2010 and determined that there were no other such events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 99% of the Company’s total sales for the three and six months ended July 3, 2010 were firearms sales, and approximately 1% were investment castings sales.  Export sales represent approximately 6% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.  The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

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

The Company does not consider its overall firearms business to be predictably seasonal; however, sales of mature products are usually lower in the second half of the year.

Results of Operations

Product Demand

Estimated sell-through of the Company’s products from distributors to retailers in the second quarter of 2010 decreased by approximately 6% from the second quarter of 2009 and approximately 16% from the first quarter of 2010.  This decrease in estimated sell-through from distributors to retailers is likely due to the following factors:

•	The completion of successful sales promotions that were in effect during the latter months of 2009 and the first quarter of 2010,
•	The 11% reduction in NICS background checks from the first quarter of 2010, indicating a slowdown in overall firearms retail activity, and
•	Normal, seasonal build-up of retailer inventories resulting from orders placed at annual distributor shows in the first quarter of 2010.

The estimated sell-through of the Company’s products from distributors to retailers in the first half of 2010 increased 1% from the first half of 2009, despite a reduction in NICS checks of 2% during this period.

As previously reported, our estimated distributor sell-through in the first quarter of 2010 likely was higher than consumer demand due to the typical seasonal build-up of retailer inventories resulting from the annual distributor shows and sales promotions in the first quarter of 2010.  Similarly, our estimated distributor sell-through in the second quarter of 2010 likely is less than consumer demand, an expected retracement, again due to the annual distributor shows and sales promotions in the first quarter of 2010.  However, we still believe our sell-through estimate is probably a reasonable year-over-year comparative metric and an indicator of trends in consumer demand.

Estimated sell-through from distributors and total NICS checks for the trailing six quarters follows:

	2010		2009
	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	213,400	254,200	209,400	214,500	227,500	236,000

Total NICS Background Checks (millions) (2)	3,257	3,663	3,864	3,134	3,217	3,818

Note 1:
The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for trends in consumer demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

Note 2:
While NICS background checks are not an actual measure of retail activity, the trends in NICS background checks are commonly used as a proxy for trends in consumer demand.  NICS background checks are performed when the ownership of most firearms, either new or used, is transferred. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

New product introductions remain a strong driver of demand and represented $41.9 million or 32% of sales in the first six months of 2010.

Orders Received and Ending Backlog

The value of orders received and ending backlog, net of excise tax, for the trailing six quarters are as follows (in millions except average sales price):

	2010		2009
	Q2	Q1	Q4	Q3	Q2	Q1

Orders Received (3) (5)	$38.7	$81.8	$42.9	$14.1	$73.6	$138.9

Average Sales Price of Orders Received (3) (4) (5)	$279	$270	$275	$196	$400	$308

Ending Backlog (5)	$44.9	$71.8	$59.6	$78.0	$138.0	$136.3

Average Sales Price of Ending Backlog (5)	$304	$299	$330	$324	$335	$297

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

Note 4:
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

Note 5:	All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.

The incoming order rate in the second quarter of 2010 declined significantly from the first quarter of 2010 and the second quarter of 2009.  This was due in part to the following:

•	The completion of successful sales promotions during the first quarter of 2010 which generated large orders,
•	Stronger inventories throughout the distribution channel, and
•	Continued reduction in the industry-wide surge in consumer demand that began in the fourth quarter of 2008.

Production

Total unit production in the second quarter of 2010 decreased 1% from the first quarter of 2010, and 3% from the second quarter of 2009.  Production of certain products in the second quarter of 2010 was limited to rates moderately in excess of estimated retail demand for those products, to allow for increased finished goods inventory levels for those products.  The Company anticipates continuing to limit production of certain products in the third quarter of 2010 to avoid rebuilding finished goods inventory levels throughout the distribution channel too quickly.

The Company is continuing its implementation of lean manufacturing, a process that started in 2006.  The current efforts in improving manufacturing processes are directed at combining smaller, single-piece flow cells that are dedicated to a product line into “super cells” that act as a focused factory for that product line.  This should allow for further reduction of work-in-process inventories and improve efficiencies.

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows:

	2010		2009
	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers	213,400	254,200	209,400	214,500	227,500	236,000

Units Ordered (6)	138,400	305,900	173,000	80,000	204,700	501,000

Units Produced	238,900	241,900	234,600	242,500	247,300	209,900

Units Shipped	225,500	237,300	228,500	237,400	246,200	213,700

Average Sales Price	$276	$279	$276	$295	$286	$283

Units on Backorder (6)	147,900	239,900	181,000	240,700	412,300	458,900

Note 6:
See description in Note 3 above for information relating to order cancellations in the third quarter of 2009.  The cancellation of these orders reduced Units Ordered in the third quarter of 2009 by 34,000 units.  Had these orders not been cancelled, the Units Ordered in the third quarter would have been approximately 114,000 units.

Inventories

The Company’s finished goods inventory increased 13,300 units during the second quarter of 2010, but remains below desired levels necessary to support rapid order fulfillment.  The Company anticipates that finished goods inventory could increase by as much as $7 million to $10 million from the current level upon the attainment of the desired levels of finished goods inventory.  The Company plans to build inventories up to desired levels gradually to mitigate potential future disruption of its manufacturing workforce. In the case of a significant market slowdown, the Company will likely build inventories up to desired levels at a faster pace.

Distributor inventories of the Company’s products increased 12,100 units during the second quarter of 2010, but, in the Company’s opinion, are still below the optimal level to support rapid fulfillment of retailer demand. As distributors continually attempt to increase their inventory turns without unduly hindering their ability to fulfill retail demand, distributor inventories of the Company’s products may increase at a slower rate than desired, or not at all. Distributor investments in other manufacturers’ products – some of which may not be turning as fast as the Company’s products turn, may further impede this inventory replenishment.

Inventory data for the trailing six quarters follows:

	2010		2009
	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	37,700	24,400	20,100	15,100	9,600	8,800

Units – Distributor Inventory (7)	91,200	79,100	96,000	76,800	53,900	35,200

Total inventory (8)	128,900	103,500	116,100	91,900	63,500	44,000

Note 7:
Distributor ending inventory as provided by the Company’s independent distributors.  These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

Note 8:	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $64.4 million for the three months ended July 3, 2010.  This represents a decrease of $8.0 million or 11.1% from consolidated net sales of $72.4 million in the comparable prior year period.

For the six months ended July 3, 2010, consolidated net sales were $132.7 million, a decrease of $3.2 million or 2.4% from sales of $135.9 million in the comparable 2009 period.

Firearms net sales were $63.6 million for the three months ended July 3, 2010.  This represents a decrease of $7.8 million or 10.9% from firearms net sales of $71.4 million in the comparable prior year period.

For the six months ended July 3, 2010, firearms net sales were $130.9 million.  This represents a decrease of $2.7 million or 2.0% from firearms net sales of $133.6 million in the comparable 2009 period.

Firearms unit shipments decreased 8.4% for the three months ended July 3, 2010, but increased 0.6% for the six months ended July 3, 2010 from the comparable prior year periods.

Casting net sales were $0.8 million for the three months ended July 3, 2010.  This represents a decrease of $0.2 million or 24.6% from casting sales of $1.0 million in the comparable prior year period.

For the six months ended July 3, 2010, casting net sales were $1.8 million.  This represents a decrease of $0.5 million or 23.5% from casting sales of $2.3 million in the comparable prior year period.

Cost of Products Sold and Gross Margin

Consolidated cost of products sold was $42.6 million for the three months ended July 3, 2010.  This represents a decrease of $4.8 million or 9.9% from consolidated cost of products sold of $47.4 million in the comparable prior year period.

For the six months ended July 3, 2010, consolidated cost of products sold was $87.8 million.  This represents a decrease of $3.6 million or 3.9% from consolidated cost of products sold of $91.4 million in the comparable prior year period.

Gross margin as a percent of sales was 33.8% for the three and six months ended July 3, 2010.  This represents a decrease from the gross margin percentage of 34.6% in the three months ended July 4, 2009 and an increase from 32.8% in the six months ended July 4, 2009 as illustrated below (in thousands):

	Three Months Ended
	July 3, 2010		July 4, 2009

Net sales	$64,389	100.0%	$72,390	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	43,194	67.1%	46,255	63.9%
LIFO (income)	(286)	(0.5)%	(929)	(1.3)%
Overhead rate adjustments to inventory	62	0.1%	1,071	1.5%
Labor rate adjustments to inventory	(78)	(0.1)%	289	0.4%
Product liability	(253)	(0.4)%	654	0.9%
Product recall	10	-	18	-
Total cost of products sold	42,649	66.2%	47,358	65.4%

Gross margin	$21,740	33.8%	$25,032	34.6%

	Six Months Ended
	July 3, 2010		July 4, 2009

Net sales	$132,666	100.0%	$135,920	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	88,905	67.0%	88,979	65.5%
LIFO (income)	(407)	(0.3)%	(1,178)	(0.9)%
Overhead rate adjustments to inventory	(332)	(0.2)%	1,760	1.3%
Labor rate adjustments to inventory	(134)	(0.1)%	457	0.3%
Product liability	(263)	(0.2)%	747	0.6%
Product recall	25	-	597	0.4%
Total cost of products sold	87,794	66.2%	91,362	67.2%

Gross margin	$44,872	33.8%	$44,558	32.8%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall— During the three and six months ended July 3, 2010, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall increased as a percentage of sales by 3.2% and 1.6% compared with the comparable 2009 periods.  This increase was caused by the de-leveraging of fixed costs over lower sales and changes in product mix from the comparable 2009 periods.

LIFO— During the three months ended July 3, 2010, gross inventories increased by $1.9 million and during the six months ended July 3, 2010, gross inventories decreased $1.6 million.  As a result, in the three and six months ended July 3, 2010 the Company recognized LIFO income resulting in decreased cost of products sold of $0.3 million and $0.4 million, respectively.  In the comparable prior year periods, gross inventories decreased $3.4 million and $8.0 million, the Company recognized LIFO income resulting in decreased cost of products sold of $0.9 million and $1.2 million in the comparable 2009 periods.

Overhead Rate Adjustments— The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory.  During the three months ended July 3, 2010, the Company was slightly more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $0.1 million.  This decrease in inventory carrying values resulted in an increase to cost of products sold.  During the six months ended July 3, 2010, the Company was less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory value of $0.3 million.  This increase in inventory carrying values resulted in a decrease to cost of products sold.

During the comparable periods in 2009, the overhead rate used to absorb overhead into inventory decreased, resulting in a decrease in inventory value of $1.1 million and $1.8 million, respectively, and corresponding increases to cost of products sold.

Labor Rate Adjustments— The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory.  During the three and six months ended July 3, 2010, the Company was less efficient in direct labor utilization and the labor rates used to absorb incurred labor expenses into inventory increased, resulting in increases in inventory value of $0.1 million.  These increases in inventory carrying values resulted in decreases to cost of products sold.

During the comparable periods in 2009, the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.3 million and $0.5 million, respectively, and corresponding increases to cost of products sold.

Product Liability— Product liability expenses include the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.  The $0.3 million reduction in cost of products sold for the three and six months ended July 3, 2010 was attributable to the favorable settlement of legal matters.  See Note 9 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Product Recalls— In 2008, the Company received a small number of reports from the field that its SR9 pistols, and later, its LCP pistols, could discharge if dropped onto a hard surface.  The Company began recalling SR9 pistols in April 2008 and LCP pistols in October 2008 to offer free safety retrofits.  The estimated cost of these safety retrofit programs of approximately $3.5 million was recorded in 2008.  During the first quarter of 2009, it became apparent that the recalls were more successful than originally forecast and a greater quantity of affected pistols would be retrofitted than originally estimated.  Therefore, an additional expense of $0.6 million was recognized in the first quarter of 2009.  Only modest retrofit expenses have been recorded since the first quarter of 2009.

Gross Margin—For the three and six months ended July 3, 2010, gross margin was $21.7 million and $44.9 million or 33.8% and 33.8% of sales.  This is a decrease of $3.3 million and an increase of $0.3 million, respectively, or 13.2% and 1.0% from the comparable prior year periods’ gross margin of $25.0 million and $44.6 million or 34.6% and 32.8% of sales.

Selling, General and Administrative

Selling, general and administrative expenses were $9.1 million and $18.9 million or 14.1% and 14.3% of sales for the three and six months ended July 3, 2010.  This represents a decrease of $1.8 million and $1.6 million from selling, general and administrative expenses of $10.9 million and $20.5 million or 15.0% and 15.1% of sales in the comparable prior year periods.  These changes reflect decreased equity-based incentive compensation expenses.

Other Operating Expenses

In the three and six months ended July 3, 2010, the Company recognized no expense and $0.4 million, respectively, related to its frozen defined benefit pension plans, compared to $0.2 million and $0.7 million in the comparable prior year period.

Other income

Other income was $0.2 million in the three and six months ended July 3, 2010 compared to a break-even in the three and six months ended July 4, 2009.

Income Taxes and Net Income

The effective income tax rate in the three and six months ended July 3, 2010 was 36.0%, compared to 38.0% for the comparable prior year periods.  The decrease in the income tax rate results from an increased benefit from the American Jobs Creation Act of 2004 that was effective January 1, 2010.

As a result of the foregoing factors, consolidated net income was $8.2 million and $16.5 million for the three and six months ended July 3, 2010.  This represents a decrease of $0.5 million and an increase of $2.0 million from consolidated net income of $8.7 million and $14.5 million in the comparable prior year periods.

Financial Condition

Liquidity

At the end of the second quarter of 2010, the Company’s cash, cash equivalents and short-term investments totaled $58.7 million.  Our pre-LIFO working capital of $110.2 million, less the LIFO reserve of $38.2 million, resulted in working capital of $72.0 million and a current ratio of 4.0 to 1.

If the current demand subsides, the Company expects to replenish its finished goods inventory.  This planned replenishment to levels that will better serve our customers could increase the FIFO value of finished goods inventory by as much as $7 to $10 million from current levels.  The Company anticipates that the cash required to fund this increase in finished goods inventory would be partially offset by a reduction in accounts receivable which would be expected during a period of reduced demand.

During the first quarter of 2009, the Company paid down the $1 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets.  The credit facility, which expires on December 12, 2010, has remained unused since that time and the Company has no debt.

Operations

Cash provided by operating activities was $17.8 million for the six months ended July 3, 2010 compared to $23.5 million for the comparable prior year period.  The decrease in cash provided by operations is primarily attributable to a reduction in liabilities in the six months ended July 3, 2010 and greater inventory reduction in the six months ended July 4, 2009.

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

Investing and Financing

Capital expenditures for the six months ended July 3, 2010 totaled $12.6 million.  In 2010, the Company expects to spend approximately $18 to $20 million on capital expenditures to purchase tooling and manufacturing equipment for new product introductions, to upgrade and modernize manufacturing equipment, and to increase capacity for certain products in strong demand.  The Company has financed all of these activities with cash provided by operations and current cash and short-term investments.

Dividends of $2.9 million were paid during the six months ended July 3, 2010.  The amounts of these dividends were based on a percentage of operating profit after adjustment for certain items, the same approach used by the Company since 2009.  Under this approach, the amount per share of the quarterly dividend fluctuates directly with certain operating results of the Company.  The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for cash.  The Company has financed its dividends with cash provided by operations and current cash and short-term investments.

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

Minimum cash contributions of $1.7 million are required for the defined benefit plans for 2010.  The Company voluntarily contributed $2 million to the defined benefit plans in 2009 and plans on contributing approximately $2 million in 2010.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 3, 2010.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 3, 2010, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.  Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of any system of internal controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that the Company’s Disclosure Controls and Procedures will detect all errors or fraud.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system will be attained.

PART II.       OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 9 to this Form 10-Q report, which is incorporated herein by reference.

The Company has reported all cases instituted against it through April 3, 2010, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

No cases were formally instituted against the Company during the three months ending July 3, 2010.

During the three months ending July 3, 2010, three previously reported cases were settled:

Matter	Jurisdiction	Date Settled
Gilbert	Kentucky	April 26, 2010
Lippard	Colorado	May 21, 2010
Ferebee	Washington	June 29, 2010

The settlement amounts were within the limits of the Company’s self-insurance coverage or self-insurance retention.

ITEM 1A.      RISK FACTORS

There have been no material changes in our risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2010 Annual Meeting of Stockholders of the Company was held on April 28, 2010.  The table below sets forth the results of the votes taken on the 2010 Annual Meeting:

1.	Election of Directors	Votes For	Votes Withheld

	Michael O. Fifer	12,342,117	89,703
	C. Michael Jacobi	12,265,372	166,448
	John A. Cosentino, Jr.	12,339,057	92,763
	Amir P. Rosenthal	12,314,579	117,241
	James E. Service	12,299,255	132,565
	Ronald C. Whitaker	12,337,508	94,312
	Phillip C. Widman	12,333,562	98,258

2.	Ratification of McGladrey & Pullen, LLP as Auditors for 2010

	Votes For	Votes Against	Abstain
	16,437,830	21,777	77,660

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

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JULY 3, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: July 27, 2010	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer