Form 10-K/A
period 2009-12-31
STURM RUGER & CO INC
filed 2010-08-05
CIK 95029

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Sturm, Ruger & Company, Inc. (the “Company”) for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 24, 2010 (the “Original Filing”). It is being filed to amend and restate the signature line of Mr. Thomas A. Dineen on page 82 of the Original Filing which read,

S/THOMAS A. DINEEN
Thomas A. Dineen
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

and hereby replace it with the following:
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

STURM, RUGER & COMPANY, INC.
(Registrant)

/S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer

August 5, 2010
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/MICHAEL O. FIFER	August 5, 2010	/S/JOHN A. COSENTINO, JR.	August 5, 2010
Michael O. Fifer		John A. Cosentino, Jr.
Chief Executive Officer, Director		Director
(Principal Executive Officer)

/S/JAMES E. SERVICE	August 5, 2010	/S/RONALD C. WHITAKER	August 5, 2010
James E. Service		Ronald C. Whitaker
Director		Director

/S/C. MICHAEL JACOBI	August 5, 2010	/S/PHILLIP C. WIDMAN	August 5, 2010
C. Michael Jacobi		Phillip C. Widman
Director		Director

/S/AMIR P. ROSENTHAL	August 5, 2010
Amir P. Rosenthal
Director