Form 10-K/A
period 2009-12-31
STURM RUGER & CO INC
filed 2010-10-27
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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
Common Stock, $1 par value - $233,905,000

The number of shares outstanding of the registrant's common stock as of October 26, 2010:
Common Stock, $1 par value -  18,822,284 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders to be held April 28, 2010 are incorporated by reference into Part III (Items 10 through 14) of this Report.

EXPLANATORY NOTE:

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends the Annual Report on Form 10-K of Sturm, Ruger & Company, Inc. (the “Company”) for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 24, 2010 (the “Original Filing”), and Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on August 5, 2010 (“Amendment No.1”).  It is being filed to i) amend and restate the signature page of the Original Filing and Amendment No. 1 to include the separate signature of Mr. Thomas A. Dineen in his capacity as Principal Financial Officer and Principal Accounting Officer and ii) amend and restate the officer certifications of Amendment No. 1 to include fully-dated officer certifications.

Other information contained in the Original Filing has not been updated and we have not taken into account any events occurring after the Original Filing that might have affected those disclosures. Therefore, you should read this Amendment No. 2 together with other documents and reports that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2009 follows:

Balance Sheet Roll-forward for Product Liability Reserve
(Dollars in thousands)

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (b)	Legal Fees (c)	Settlements (d)	Insurance Premiums	Admin. Expense	Balance End of Year (a)

2007	$1,741	$639	$(447)	$-	N/A	N/A	$1,933

2008	1,933	176	(358)	(7)	N/A	N/A	1,744

2009	1,744	873	(274)	(261)	N/A	N/A	2,082

Income Statement Detail for Product Liability Expense
(Dollars in thousands)

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Admin. Expense (f)	Total Product Liability Expense

2007	$639	$748	$299	$1,686

2008	176	739	-	915

2009	873	745	-	1,618

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

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2.           Trade Receivables, Net

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

3.           Inventories

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

4.           Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2009	2008

Land and improvements	$1,194	$1,194
Buildings and improvements	24,535	24,488
Machinery and equipment	87,052	80,046
Dies and tools	21,276	19,298
	$134,057	$125,026

5.           Other Assets

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

6.           Trade Accounts Payable and Accrued Expenses

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

8.           Employee Benefit Plans

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

9.           Other Operating Expenses (Income), net

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

10.           Income Taxes

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

11.           Earnings Per Share

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

12.           Stock Repurchases

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

13.           Share-based Compensation

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

14.           Operating Segment Information

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

15.           Quarterly Results of Operations (Unaudited)

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

16.           Related Party Transactions

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

17.           Contingent Liabilities

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

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2009 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (b)	Legal Fees (c)	Settlements (d)	Insurance Premiums	Admin. Expense	Balance End of Year (a)

2007	$1,741	$639	$(447)	$-	N/A	N/A	$1,933

2008	1,933	176	(358)	(7)	N/A	N/A	1,744

2009	1,744	873	(274)	(261)	N/A	N/A	2,082

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Admin. Expense (f)	Total Product Liability Expense

2007	$639	$748	$299	$1,686

2008	176	739	-	915

2009	873	745	-	1,618

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

18.           Financial Instruments

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

19.           Subsequent Events

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

October 27, 2010
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/MICHAEL O. FIFER	10/27/10	/S/JOHN A. CONSENTINO, JR.	10/27/10
Michael O. Fifer		John A. Cosentino, Jr.
Chief Executive Officer, Director		Director
(Principal Executive Officer)

/S/JAMES E. SERVICE	10/27/10	/S/RONALD C. WHITAKER	10/27/10
James E. Service		Ronald C. Whitaker
Director		Director

/S/C. MICHAEL JACOBI	10/27/10	/S/PHILLIP C. WIDMAN	10/27/10
C. Michael Jacobi		Phillip C. Widman
Director		Director

/S/AMIR P. ROSENTHAL	10/27/10	/S/THOMAS A. DINEEN	10/27/10
Amir P. Rosenthal		Thomas A. Dineen
Director		Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

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

YEAR ENDED DECEMBER 31, 2009

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited)to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2009	$126	$92		$9	(a)	$209
Year ended December 31, 2008	$127			$1	(a)	$126
Year ended December 31, 2007	$155			$28	(a)	$127

Allowance for discounts:
Year ended December 31, 2009	$449	$4,869		$4,826	(b)	$492
Year ended December 31, 2008	$233	$1,370		$1,154	(b)	$449
Year ended December 31, 2007	$206	$998		$971	(b)	$233

Excess and obsolete inventory reserve:
Year ended December 31, 2009	$3,569	$239		$1,081	(c)	$2,727
Year ended December 31, 2008	$4,143	$1,163		$1,737	(c)	$3,569
Year ended December 31, 2007	$5,516	$755		$2,128	(c)	$4,143

(a)	Accounts written off
(b)	Discounts taken
(c)	Inventory written off