Form 10-Q
period 2010-10-02
STURM RUGER & CO INC
filed 2010-10-27
CIK 95029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock as of October 26, 2010: Common Stock, $1 par value –18,822,284.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	October 2, 2010	December 31, 2009

Assets

Current Assets
Cash and cash equivalents	$5,492	$5,008
Short-term investments	47,492	50,741
Trade receivables, net	25,934	25,049
Gross inventories	51,205	51,048
Less LIFO reserve	(38,711)	(38,663)
Less excess and obsolescence reserve	(1,979)	(2,727)
Net inventories	10,515	9,658

Deferred income taxes	4,431	5,893
Prepaid expenses and other current assets	2,268	2,062
Total Current Assets	96,132	98,411

Property, plant and equipment	149,151	134,057
Less allowances for depreciation	(106,866)	(101,324)
Net property, plant and equipment	42,285	32,733
Deferred income taxes	5,636	6,190
Other assets	3,167	4,345
Total Assets	$147,220	$141,679

Note:

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)
(Dollars in thousands, except share data)

	October 2, 2010	December 31, 2009
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$11,127	$12,011
Product liability	424	1,147
Employee compensation and benefits	8,985	12,890
Workers’ compensation	4,849	5,443
Income taxes payable	459	1,543
Total Current Liabilities	25,844	33,034

Accrued pension liability	12,179	12,194
Product liability accrual	663	935

Contingent liabilities – Note 12	--	--
Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	--	--
Common Stock, par value $1:
Authorized shares – 40,000,000
2010 – 22,988,318 issued, 18,822,284 outstanding 2009 – 22,826,601 issued, 19,072,780 outstanding	22,988	22,827
Additional paid-in capital	8,913	8,031
Retained earnings	132,879	115,187
Less: Treasury stock – at cost
2010 – 4,166,034 shares 2009 – 3,753,821 shares	(35,884)	(30,167)
Accumulated other comprehensive loss	(20,362)	(20,362)
Total Stockholders’ Equity	108,534	95,516
Total Liabilities and Stockholders’ Equity	$147,220	$141,679

Note:

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net firearms sales	$57,505	$70,011	$188,396	$203,611
Net castings sales	896	1,175	2,671	3,495
Total net sales	58,401	71,186	191,067	207,106

Cost of products sold	39,818	49,404	127,613	140,766

Gross profit	18,583	21,782	63,454	66,340

Operating expenses:
Selling	5,194	5,145	16,211	15,909
General and administrative	4,080	5,031	11,999	14,740
Other operating expenses, net	-	275	398	950
Total operating expenses	9,274	10,451	28,608	31,599

Operating income	9,309	11,331	34,846	34,741

Other income:
Interest (expense) income, net	(18)	8	(75)	(12)
Other income, net	148	125	449	101
Total other income, net	130	133	374	89

Income before income taxes	9,439	11,464	35,220	34,830

Income taxes	3,398	4,356	12,679	13,235

Net income	$6,041	$7,108	$22,541	$21,595

Basic earnings per share	$0.32	$0.37	$1.18	$1.13

Fully diluted earnings per share	$0.31	$0.37	$1.17	$1.12

Cash dividends per share	$0.10	$0.12	$0.25	$0.21

See notes to condensed financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2009	$22,827	$8,031	$115,187	$(30,167)	$(20,362)	$95,516
Net income and comprehensive income			22,541			22,541
Dividends paid			(4,849)			(4,849)
Recognition of stock-based compensation expense		1,711				1,711
Exercise of stock options and vesting of RSU’s		(1,366)				(1,366)
Tax benefit realized from exercise of stock options and vesting of RSU’s		698				698
Common stock issued – compensation plans	161	(161)				-
Repurchase of 412,213 shares of common stock				(5,717)		(5,717)
Balance at October 2, 2010	$22,988	$8,913	$132,879	$(35,884)	$(20,362)	$108,534

See notes to condensed financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended
	October 2, 2010	October 3, 2009

Operating Activities
Net income	$22,541	$21,595
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,863	4,987
Slow moving inventory valuation adjustment	(692)	(256)
Stock-based compensation	1,711	3,505
Loss (Gain) on sale of assets	5	(39)
Deferred income taxes	649	(868)
Changes in operating assets and liabilities:
Trade receivables	(885)	(935)
Inventories	(165)	5,147
Trade accounts payable and accrued expenses	(1,477)	823
Employee compensation and benefits	(3,905)	4,610
Product liability	(995)	483
Prepaid expenses, other assets and other liabilities	933	(106)
Income taxes payable	(1,085)	(229)
Cash provided by operating activities	23,498	38,717

Investing Activities
Property, plant and equipment additions	(16,416)	(10,301)
Proceeds from sale of assets	21	44
Purchases of short-term investments	(112,473)	(78,217)
Proceeds from maturities of short-term investments	115,722	49,538
Cash used for investing activities	(13,146)	(38,936)

Financing Activities
Tax benefit from exercise of stock options	698	1,411
Repayment of line of credit balance	-	(1,000)
Repurchase of common stock	(5,717)	(14)
Dividends paid	(4,849)	(3,985)
Cash used for financing activities	(9,868)	(3,588)

Increase (decrease) in cash and cash equivalents	484	(3,807)

Cash and cash equivalents at beginning of period	5,008	9,688

Cash and cash equivalents at end of period	$5,492	$5,881

See notes to condensed financial statements.

Index

STURM, RUGER & COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share)

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods.  Operating results for the nine months ended October 2, 2010 are not indicative of the results to be expected for the full year ending December 31, 2010.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 98% of the Company’s total sales for the three and nine months ended October 2, 2010 were firearms sales, and approximately 2% were investment castings sales.  Export sales represent approximately 5% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

Index

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications:

Certain prior period balances have been reclassified to conform to current year presentation.

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

During the nine month period ended October 2, 2010, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation continues to occur in 2010, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	October 2, 2010	December 31, 2009
Inventory at FIFO
Finished products	$7,561	$4,623
Materials and work in process	43,644	46,425
Gross inventories	51,205	51,048
Less: LIFO reserve	(38,711)	(38,663)
Less: excess and obsolescence reserve	(1,979)	(2,727)
Net inventories	$10,515	$9,658

Index

NOTE 5 – LINE OF CREDIT

In December 2009, the Company renewed a $25 million credit facility with a bank. This facility is renewable annually and now terminates on December 12, 2010.  Borrowings under this facility bear interest at LIBOR (0.84% at October 2, 2010) plus 200 basis points. The Company is charged 50 basis points per year on the unused portion.  At October 2, 2010 and December 31, 2009, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company has migrated its retirement benefit focus from defined benefit pension plans to defined contribution retirement plans, utilizing its current 401(k) plan.

In 2007, the Company amended its hourly and salaried defined benefit pension plans to freeze the benefits for current participants and to discontinue the plans for all future employees. All active participants became fully vested in the amount of benefit services accrued through December 31, 2007 and no benefits have accrued since that date. Currently, the Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

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

Minimum cash contributions of $1.7 million are required for the defined benefit plans for 2010.  The Company voluntarily contributed $2 million to the defined benefit plans in 2009 and plans on contributing approximately $2 million in 2010.  Contributions in the three and nine months ended October 2, 2010 totaled $0.6 million and $1.6 million, respectively.

The estimated cost of the frozen defined benefit plans for 2010 is $0.4 million.

The supplemental discretionary contributions to the 401(k) plan totaled $0.4 million and $1.4 million for the three and nine months ended October 2, 2010, respectively, and $0.5 million and $1.4 million for the three and nine months ended October 3, 2009, respectively.  The Company plans to contribute approximately $0.5 million to the plan during the remainder of 2010.

NOTE 7 - INCOME TAXES

The Company's 2010 and 2009 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004.  The effective income tax rates for the three and nine months ended October 2, 2010 and October 3, 2009 are 36.0% and 38.0%, respectively.

Index

Income tax payments in the three and nine months ended October 2, 2010 totaled $3.6 million and $11.5 million, respectively. Income tax payments in the three and nine months ended October 3, 2009 totaled $3.3 million and $14.2 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2006. In the first quarter of 2009, the IRS completed audits of the Company’s 2006 and 2007 federal income tax returns. Adjustments resulting from this examination did not result in a material change to the Company’s financial position or results of operations.

The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.2 million to $0.5 million exist.  The Company has recorded $0.5 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties.  This amount is included in income taxes payable at October 2, 2010. The Company will include any future interest and penalties related to uncertain tax positions as a component of its provision for taxes.

NOTE 8 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Numerator:
Net income	$6,041	$7,108	$22,541	$21,595
Denominator:
Weighted average number of common shares outstanding – Basic	19,019,011	19,069,749	19,100,361	19,057,636
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	248,402	307,251	211,846	150,364
Weighted average number of common shares outstanding – Diluted	19,267,413	19,377,000	19,312,207	19,208,000

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. The weighted average number of common shares outstanding has decreased from the comparable prior year periods as a result of the Company’s stock repurchase plans. See Note 9 for further information.

Index

The following average numbers of stock options are anti-dilutive and therefore are not included in the diluted earnings per share calculation:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Average number of stock options	-	256,250	-	256,250

NOTE 9 – STOCK REPURCHASES

At December 31, 2009, $4.7 million remained authorized for share repurchases.  In February 2010, the Company announced that the Board of Directors expanded this repurchase program from $4.7 million to $10 million. During the nine months ended October 2, 2010, the Company has repurchased 412,213 shares of its common stock for $5.7 million, representing 2.1% of the then outstanding shares, in the open market at an average price of $13.83 per share.  At October 2, 2010, $4.3 million remained available for stock repurchases.

In 2009, the Company repurchased 2,400 shares of its common stock, representing 0.1% of the then outstanding shares, in the open market at an average price of $6.03 per share.

These purchases were made with cash held by the Company and no debt was incurred.

NOTE 10 – EQUITY-BASED COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives.  Vesting requirements are determined by the Compensation Committee or the Board of Directors.  The Company has reserved 2,550,000 shares for issuance under the 2007 SIP of which 1,652,886 remain available for future grants as of October 2, 2010.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.8 million and $1.7 million for the three months and nine months ended October 2, 2010, respectively, and $0.9 million and $2.9 million for the three and nine months ended October 3, 2009, respectively.

Index

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2009	1,498,150	$9.00	$4.13
Granted	40,000	$9.70	$4.80
Exercised	(325,750)	$7.89	$3.36
Expired	-	-	-
Outstanding October 2, 2010	1,212,400	$9.32	$4.36

The aggregate intrinsic value (mean market price at October 2, 2010 less the weighted average exercise price) of options outstanding under the plans was approximately $5.6 million.

Restricted Stock Units

Beginning in the second quarter of 2009, the Company began granting restricted stock units to senior employees in lieu of incentive stock options. These awards vest dependent on the achievement of various corporate objectives established by the Compensation Committee of the Board of Directors.

Restricted stock units issued during the three and nine months ended October 2, 2010 were 19,000 and 58,000, respectively.  Compensation costs related to these restricted stock units were $0.5 million and $0.5 million, respectively. Management believes the required performance criteria will be achieved by December 31, 2010, resulting in the shares vesting as of that date. As such, all compensation costs related to the shares will be recognized in the current year.

A portion of all officers’ annual incentive compensation in 2009 and 2008 was paid in restricted stock units.  During the first quarters of 2010 and 2009, awards totaling $0.4 million and $0.2 million, respectively, were made under this policy.

NOTE 11 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments:  firearms and investment castings.  The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States.  The investment castings segment manufactures and sells steel investment castings.

Index

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net Sales
Firearms	$57,505	$70,011	$188,396	$203,611
Castings
Unaffiliated	896	1,175	2,671	3,495
Intersegment	3,762	3,757	10,877	12,796
	4,658	4,932	13,548	16,291
Eliminations	(3,762)	(3,757)	(10,877)	(12,796)
	$58,401	$71,186	$191,067	$207,106

Income (Loss) Before Income Taxes
Firearms	$9,725	$11,702	$35,637	$35,727
Castings	(728)	(350)	(1,079)	(975)
Corporate	442	112	662	78
	$9,439	$11,464	$35,220	$34,830

			October 2, 2010	December 31, 2009
Identifiable Assets
Firearms			$77,137	$66,011
Castings			4,351	4,643
Corporate			65,732	71,025
			$147,220	$141,679

NOTE 12 - CONTINGENT LIABILITIES

As of October 2, 2010, the Company was a defendant in approximately four (4) lawsuits and is aware of certain other such claims.

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

Index

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

In addition to the foregoing, on August 18, 2009, the Company was served with a complaint captioned Steamfitters Local 449 Pension Fund, on Behalf of Itself and All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  The complaint seeks unspecified damages for alleged violations of the Securities Exchange Act of 1934 and is a purported class action on behalf of purchasers of the Company’s common stock between April 23, 2007 and October 29, 2007.  On October 9, 2009, the Company waived service of a complaint captioned Alan R. Herrett, Individually and On Behalf of All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  This matter is based upon the same facts and basic allegations set forth in the Steamfitters Local 449 Pension Fund litigation.  On October 12, 2009, a motion to consolidate the two actions was filed by counsel for the Steamfitters.  On January 11, 2010, the court entered an order consolidating the two matters.  A consolidated amended complaint was filed on March 11, 2010.  The defendants, including the Company, filed a motion to dismiss on April 26, 2010 and plaintiffs filed a response on June 18, 2010.  Defendants then filed a reply in support of the motion on July 19, 2010.  Oral argument is scheduled for November 22, 2010.

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

Index

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to October 2, 2010 and determined that there were no such events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

The Company is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 98% of the Company’s total sales for the three and nine months ended October 2, 2010 were firearms sales, and approximately 2% were investment castings sales.  Export sales represent approximately 5% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.  The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

Index

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

Results of Operations

Product Demand

Estimated unit sell-through of the Company’s products from distributors to retailers in the third quarter of 2010 decreased by approximately 7% from both the third quarter of 2009 and the second quarter of 2010.  National Instant Criminal Background Check System (“NICS”) background checks increased 6% from the third quarter of 2009 and 2% from the second quarter of 2010, indicating that the Company’s share of total firearms retail transactions (new and used firearms) may have declined during the quarter.

The year-over-year decrease in estimated sell-through from distributors to retailers from the third quarter of 2009 is likely due to the following factors:
•	Decreased demand for autoloading rifles, consistent with industry-wide trends,
•
The Company’s new product launch in the third quarter of 2010 occurred late in the quarter and therefore had minimal impact on estimated sell-through from distributors to retailers for the quarter, and

•	Retailers being very cautious due to concerns about the economy, resulting in fewer units shipped from distributors to retailers than sold from retailers to consumers.

The decrease in estimated sell-through from distributors to retailers from the second quarter of 2010 is likely due to:
•	A slowdown in certain of our mature handguns, including the LCP pistol, to sell-through levels experienced in 2009, and
•
normal seasonal trends, whereby retailers build inventories in the first half of the year resulting from orders placed at annual distributor shows in the first quarter of 2010, and reduce their inventories in the second half of the year.

The estimated sell-through of the Company’s products from distributors to retailers in the first nine months of 2010 decreased 2% from the comparable period in 2009.  During this period NICS background checks increased 1%.

Index

Estimated sell-through from distributors and total NICS background checks for the trailing seven quarters follows:

	2010			2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	198,700	213,400	254,200	209,400	214,500	227,500	236,000

Total NICS Background Checks (thousands) (2)	3,305	3,257	3,663	3,864	3,134	3,217	3,818

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

The Company launched the new SR-40 striker-fired pistol late in the third quarter of 2010.  New product introductions, including the new SR-40 pistol, remain a strong driver of demand and represented $50.0 million or 27% of sales in the first nine months of 2010.

Orders Received and Ending Backlog

The value of orders received and ending backlog, net of excise tax, for the trailing seven quarters are as follows (in millions except average sales price):

	2010			2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Orders Received (3) (5)	$45.6	$38.7	$81.8	$42.9	$14.1	$73.6	$138.9

Average Sales Price of Orders Received (3) (4) (5)	$291	$279	$270	$275	$196	$400	$308

Ending Backlog (5)	$34.1	$44.9	$71.8	$59.6	$78.0	$138.0	$136.3

Average Sales Price of Ending Backlog (5)	$342	$304	$299	$330	$324	$335	$297

Index

Note 3:
During the third quarter of 2009, the Company unilaterally cancelled all of the unshipped orders for Mini-14 and Mini Thirty auto-loading rifles, and asked the distributors to submit new orders that better represented their forecasted needs.  The cancellation of these unshipped orders, partially offset by the submission of new orders for these products, resulted in a net reduction to the backlog of approximately $20 million and decreased the Average Sales Price of Orders Received by $115 per unit.  Had these orders not been cancelled, the Average Sales Price of Orders Received would have been $311 per unit.  The Average Sales Price of the Ending Backlog was also impacted for the same reasons.

Note 4:
The average sales price of orders received in the third quarter of 2009 was lower than usual due to the net cancellation of Mini-14 and Mini Thirty rifles in that quarter, as discussed in Note 3 above.  In the second quarter of 2009, the average sales price of orders received was higher than usual due to the initial stocking orders received for the SR-556 modern sporting rifle, which has a higher price relative to the other product lines.

Note 5:	All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.

The incoming order rate in the third quarter of 2010 increased significantly from the second quarter of 2010 and the third quarter of 2009.

Production

Total unit production in the third quarter of 2010 decreased 14% from the second quarter of 2010, and 15% from the third quarter of 2009.  Similar to the second quarter of 2010, production of certain products in the third quarter of 2010 was limited to rates moderately in excess of estimated retail demand for those products, to allow for modest increased finished goods inventory levels for those products.  The Company anticipates continuing to limit production of certain products in the fourth quarter of 2010 to avoid building finished goods inventory levels throughout the distribution channel too quickly.

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

Index

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows:

	2010			2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers	198,700	213,400	254,200	209,400	214,500	227,500	236,000

Units Ordered (6)	156,500	138,400	305,900	173,000	80,000	204,700	501,000

Units Produced	207,100	238,900	241,900	234,600	242,500	247,300	209,900

Units Shipped	204,200	225,500	237,300	228,500	237,400	246,200	213,700

Average Sales Price	$277	$276	$279	$276	$295	$286	$283

Units on Backorder (6)	99,800	147,900	239,900	181,000	240,700	412,300	458,900

Note 6:
See description in Note 3 above for information relating to order cancellations in the third quarter of 2009.  The cancellation of these orders reduced Units Ordered in the third quarter of 2009 by 34,000 units.  Had these orders not been cancelled, the Units Ordered in the third quarter would have been approximately 114,000 units.

Inventories

The Company’s finished goods inventory increased 2,900 units during the third quarter of 2010, but remains below optimal levels to support rapid order fulfillment.  The Company anticipates that finished goods inventory could increase by as much as $7 million to $10 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products increased 5,500 units during the third quarter of 2010, but, in the Company’s opinion, are still below the optimal level to support rapid fulfillment of retailer demand.  As distributors continually attempt to increase their inventory turns without unduly hindering their ability to fulfill retail demand, distributor inventories of the Company’s products may increase at a slower rate than desired, or not at all.  Distributor investments in other manufacturers’ products, some of which may not be turning as fast as the Company’s products turn, may further impede this inventory replenishment.

Index

Inventory data for the trailing seven quarters follows:

	2010			2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	40,600	37,700	24,400	20,100	15,100	9,600	8,800

Units – Distributor Inventory (7)	96,700	91,200	79,100	96,000	76,800	53,900	35,200

Total inventory (8)	137,300	128,900	103,500	116,100	91,900	63,500	44,000

Note 7:
Distributor ending inventory as provided by the Company’s independent distributors.  These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

Note 8:	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $58.4 million for the three months ended October 2, 2010.  This represents a decrease of $12.8 million or 18.0% from consolidated net sales of $71.2 million in the comparable prior year period.

For the nine months ended October 2, 2010, consolidated net sales were $191.1 million, a decrease of $16.0 million or 7.7% from sales of $207.1 million in the comparable 2009 period.

Firearms net sales were $57.5 million for the three months ended October 2, 2010.  This represents a decrease of $12.5 million or 17.9% from firearms net sales of $70.0 million in the comparable prior year period.

For the nine months ended October 2, 2010, firearms net sales were $188.4 million.  This represents a decrease of $15.2 million or 7.5% from firearms net sales of $203.6 million in the comparable 2009 period.

Firearms unit shipments decreased 14.0% and 4.4% for the three and nine months ended October 2, 2010 from the comparable prior year periods.

Casting net sales were $0.9 million for the three months ended October 2, 2010.  This represents a decrease of $0.3 million or 23.7% from casting sales of $1.2 million in the comparable prior year period.

For the nine months ended October 2, 2010, casting net sales were $2.7 million.  This represents a decrease of $0.8 million or 23.6% from casting sales of $3.5 million in the comparable prior year period.

Index

Cost of Products Sold and Gross Margin

Consolidated cost of products sold was $39.8 million for the three months ended October 2, 2010.  This represents a decrease of $9.6 million or 19.4% from consolidated cost of products sold of $49.4 million in the comparable prior year period.

For the nine months ended October 2, 2010, consolidated cost of products sold was $127.6 million.  This represents a decrease of $13.2 million or 9.3% from consolidated cost of products sold of $140.8 million in the comparable prior year period.

Gross margin as a percent of sales was 31.8% and 33.2% for the three and nine months ended October 2, 2010.  This represents an increase from the gross margin percentage of 30.6% and 32.0% in the three and nine months ended October 3, 2009 as illustrated below (in thousands):

	Three Months Ended
	October 2, 2010		October 3, 2009

Net sales	$58,401	100.0%	$71,186	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	38,881	66.6%	48,904	68.8%
LIFO expense (income)	632	1.1%	(1,502)	(2.1)%
Overhead rate adjustments to inventory	298	0.5%	972	1.3%
Labor rate adjustments to inventory	(132)	(0.2)%	302	0.4%
Product liability	122	0.2%	699	1.0%
Product recall	17	-	29	-
Total cost of products sold	39,818	68.2%	49,404	69.4%

Gross margin	$18,583	31.8%	$21,782	30.6%

Index

	Nine Months Ended
	October 2, 2010		October 3, 2009

Net sales	$191,067	100.0%	$207,106	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	127,767	66.9%	137,831	66.6%
LIFO expense (income)	225	0.1%	(2,680)	(1.3)%
Overhead rate adjustments to inventory	(34)	-	2,732	1.3%
Labor rate adjustments to inventory	(266)	(0.1)%	759	0.4%
Product liability	(141)	(0.1)%	1,447	0.7%
Product recall	62	-	677	0.3%
Total cost of products sold	127,613	66.8%	140,766	68.0%

Gross margin	$63,454	33.2%	$66,340	32.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall— During the three months ended October 2, 2010, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall decreased as a percentage of sales by 2.2% compared with the comparable 2009 period.  This decrease was caused by a favorable shift in product mix from the comparable 2009 period.

During the nine months ended October 2, 2010, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall increased as a percentage of sales by 0.3% compared with the comparable 2009 period.

Recently, suppliers of certain steel alloys have been asserting longer lead times and pricing increases, and the Company is being pressured to accept these less favorable terms.  These potential developments did not impact the results for the third quarter or the nine months ended October 2, 2010, but may adversely affect results in future periods and may require the Company to carry more raw material inventory.

LIFO— During the three months ended October 2, 2010, gross inventories increased by $1.8 million and during the nine months ended October 2, 2010, gross inventories increased $0.2 million.  As a result, in the three and nine months ended October 2, 2010 the Company recognized LIFO expense resulting in increased cost of products sold of $0.6 million and $0.2 million, respectively.  In the comparable 2009 periods, gross inventories decreased $0.9 million and $8.9 million, respectively, and the Company recognized LIFO income resulting in decreased cost of products sold of $1.5 million and $2.7 million, respectively.

Index

Overhead Rate Adjustments— The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory.  During the three months ended October 2, 2010, the Company was slightly more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $0.3 million.  This decrease in inventory carrying values resulted in an increase to cost of products sold.  During the nine months ended October 2, 2010, the Company’s efficiency in overhead spending was essentially unchanged.  Therefore, only an insignificant increase in inventory carrying values resulted with minimal impact to cost of products sold.

During the comparable periods in 2009, the overhead rate used to absorb overhead into inventory decreased, resulting in a decrease in inventory value of $1.0 million and $2.7 million, respectively, and corresponding increases to cost of products sold.

Labor Rate Adjustments— The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory.  During the three and nine months ended October 2, 2010, the Company was slightly less efficient in direct labor utilization and the labor rates used to absorb incurred labor expenses into inventory increased, resulting in increases in inventory value of $0.1 million and $0.3 million.  These increases in inventory carrying values resulted in decreases to cost of products sold.

During the comparable periods in 2009, the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.3 million and $0.8 million, respectively, and corresponding increases to cost of products sold.

Product Liability— Product liability expenses include the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.  These costs totaled $0.1 million for the three months ended October 2, 2010.  The $0.1 million reduction in cost of products sold for the nine months ended October 2, 2010 was attributable to the favorable settlement of legal matters.  Product liability expenses totaled $0.7 million and $1.4 million for the three and nine months ended October 3, 2009.  See Note 12 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

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

Gross Margin—For the three and nine months ended October 2, 2010, gross margin was $18.6 million and $63.5 million or 31.8% and 33.2% of sales.  This is a decrease of $3.2 million and $2.8 million, respectively, or 14.7% and 4.4% from the comparable prior year periods’ gross margin of $21.8 million and $66.3 million or 30.6% and 32.0% of sales.

Index

Selling, General and Administrative

Selling, general and administrative expenses were $9.3 million for the three months ended October 2, 2010, a decrease of $0.9 million from the comparable prior year period, but an increase from 14.3% of sales to 15.9% of sales.

Selling, general and administrative expenses were $28.2 million for the nine months ended October 2, 2010, a decrease of $2.4 million from the comparable prior year period, and were 14.8% of sales in both periods.

The decreases in selling, general and administrative expense are attributable to decreased personnel-related expenses, including equity-based compensation.  The increases in the expenses as a percentage of sales in the third quarter of 2010 is due to the de-leveraging of fixed expenses with the decreased sales compared to the prior periods.

Other Operating Expenses

In the three and nine months ended October 2, 2010, the Company recognized no expense and $0.4 million, respectively, related to its frozen defined benefit pension plans, compared to $0.3 million and $1.0 million in the comparable prior year periods.

Other income

Other income was $0.1 million and $0.4 in the three and nine months ended October 2, 2010, respectively, compared to $0.1 million in both three and nine months ended October 3, 2009.

Income Taxes and Net Income

The effective income tax rate in the three and nine months ended October 2, 2010 was 36.0%, compared to 38.0% for the comparable prior year periods.  The decrease in the income tax rate results from an increased benefit from the American Jobs Creation Act of 2004 that was effective January 1, 2010.

As a result of the foregoing factors, consolidated net income was $6.0 million and $22.5 million for the three and nine months ended October 2, 2010.  This represents a decrease of $1.1 million and an increase of $0.9 million from consolidated net income of $7.1 million and $21.6 in the three and nine months ended October 3, 2009.

Financial Condition

Liquidity

At the end of the third quarter of 2010, the Company’s cash, cash equivalents and short-term investments totaled $53.0 million.  Our pre-LIFO working capital of $109.0 million, less the LIFO reserve of $38.7 million, resulted in working capital of $70.3 million and a current ratio of 3.7 to 1.

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

Index

During the first quarter of 2009, the Company paid down the $1 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets.  The credit facility, which expires on December 12, 2010, has remained unused since that time and the Company has no debt.

Operations

Cash provided by operating activities was $23.5 million for the nine months ended October 2, 2010 compared to $38.7 million for the comparable prior year period.  The decrease in cash provided by operations is primarily attributable to a reduction in liabilities in the nine months ended October 2, 2010 and greater inventory reduction in the nine months ended October 3, 2009.

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

Investing and Financing

Capital expenditures for the nine months ended October 2, 2010 totaled $16.4 million.  In 2010, the Company expects to spend approximately $20 million on capital expenditures to purchase tooling and manufacturing equipment for new product introductions, to upgrade and modernize manufacturing equipment, and to increase capacity for certain products in strong demand.  The Company has financed all of these activities with cash provided by operations and current cash and short-term investments.

Dividends of $4.8 million were paid during the nine months ended October 2, 2010.  The amounts of these dividends were based on a percentage of operating profit after adjustment for certain items, the same approach used by the Company since 2009.  Under this approach, the amount per share of the quarterly dividend fluctuates directly with certain operating results of the Company.  The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for cash.  The Company has financed its dividends with cash provided by operations and current cash and short-term investments.

In February, 2010, the Board of Directors expanded the Company’s authorization to repurchase shares of its common stock from $4.7 million to $10 million.  During the third quarter of 2010, the Company repurchased 412,000 shares of its common stock for $5.7 million in the open market.  The average price per share repurchased was $13.83.  These repurchased shares represented 2.1% of the outstanding shares as of the beginning of the third quarter of 2010 and were funded with cash on hand.  As of the end of the third quarter of 2010, $4.3 million remains available for future stock repurchases.

Index

The Company has migrated its retirement benefits from defined benefit pension plans to defined contribution retirement plans, utilizing its current 401(k) plan.

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

In future years, the Company may again be required to make cash contributions to the two defined benefit pension plans.  The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants.  The total amount of these future cash contributions will depend on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities.

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

Other Operational Matters

In the normal course of its manufacturing operations, the Company is subject to occasional governmental audits, proceedings, and orders pertaining to workplace safety, firearms serial number tracking and control, waste disposal, air emissions and water discharges into the environment.  The Company believes that it is generally in compliance with applicable BATFE, environmental, and safety regulations and the outcome of any audits, proceedings, or orders may be material to the Company’s results of operations for a particular period, but will not have a material adverse effect on its financial position.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 2, 2010.

Index

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 2, 2010, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.  Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1.  LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 12 to this Form 10-Q report, which is incorporated herein by reference.

The Company has reported all cases instituted against it through July 3, 2010, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

No cases were formally instituted against the Company during the three months ending October 2, 2010.  However, the Company instituted litigation against U.S. Ordnance in Federal District Court in New Hampshire seeking amounts due for castings provided to U.S. Ordnance by Pine Tree Castings.  In response, U.S. Ordnance filed a counterclaim alleging breach of contract and related theories seeking an amount in excess of $75,000.

During the three months ending October 2, 2010, no previously reported cases were settled.

On August 13, 2010, the previously reported Chan v. Company, et al (CA) lawsuit was closed.  Plaintiff dismissed the Company on August 4, 2009 without prejudice to renaming the Company as a defendant within one year from the date of dismissal.  Plaintiff did not rename the Company as a defendant within the deadline and, as such, the lawsuit was closed.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

Index

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 2, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: October 27, 2010	/S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer