Form 10-K
period 2010-12-31
STURM RUGER & CO INC
filed 2011-02-23
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
✓	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2010

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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES       NO  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES       NO  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ✓ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ✓ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [     ] Accelerated filer [ ✓ ] Non-accelerated filer [       ] Smaller reporting company [       ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES       NO  ✓

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010:
Common Stock, $1 par value - $270,565,000

The number of shares outstanding of the registrant’s common stock as of February 18, 2011:

Common Stock, $1 par value - 18,703,900 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2011 Annual Meeting of Stockholders to be held April 26, 2011 are incorporated by reference into Part III (Items 10 through 14) of this Report.

EXPLANATORY NOTE:

In this Annual Report on Form 10-K, Sturm, Ruger & Company, Inc. (the “Company”) makes forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company, the impact of future firearms control and environmental legislation, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for the year ended December 31, 2010 were from the firearms segment, and approximately 1% was from investment castings. Export sales represent less than 6% of firearms sales. The Company’s design and manufacturing operations are located in the United States and most product content is domestic.

The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company offers products in four industry product categories – rifles, shotguns, pistols, and revolvers. The Company’s firearms are sold through independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment. Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, represented approximately 1% of the Company’s total sales for the year ended December 31, 2010.

For the years ended December 31, 2010, 2009, and 2008, net sales attributable to the Company’s firearms operations were approximately $251.7 million, $266.6 million and $174.4 million or approximately 99%, 98%, and 96%, respectively, of total net sales. The balance of the Company’s net sales for the aforementioned periods was attributable to its investment castings operations.

Firearms Products

The Company presently manufactures firearm products, under the “Ruger” name and trademark, in the following industry categories:

Rifles		Shotguns
●	Single-shot	●	Over and Under
●	Autoloading
●	Bolt-action
●	Modern sporting

Pistols		Revolvers
●	Rimfire autoloading	●	Single-action
●	Centerfire autoloading	●	Double-action

Most firearms are available in several models based upon caliber, finish, barrel length, and other features.

Rifles
A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Sales of rifles by the Company accounted for approximately $63.5 million, $102.2 million, and $69.4 million, of revenues for the years 2010, 2009 and 2008, respectively.

Shotguns
A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. Sales of shotguns by the Company accounted for approximately $1.4 million, $1.2 million, and $1.5 million of revenues for the years 2010, 2009 and 2008, respectively.

Pistols
A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Sales of pistols by the Company accounted for approximately $108.1 million, $87.5 million, and $52.5 million of revenues for the years 2010, 2009 and 2008, respectively.

Revolvers
A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Sales of revolvers by the Company accounted for approximately $67.1 million, $58.3 million, and $41.0 million of revenues for the years 2010, 2009, and 2008, respectively.

Accessories
The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $11.5 million, $17.4 million, and $9.9 million of revenues for the years 2010, 2009 and 2008, respectively.

Investment Casting Products

Net sales attributable to the Company’s investment casting operations (excluding intercompany transactions) accounted for approximately $3.5 million, $4.4 million, and $7.1 million, or approximately 1%, 2%, and 4% of the Company’s total net sales for 2010, 2009, and 2008, respectively.

Manufacturing

Firearms
The Company produces one model of pistol and all of its rifles, shotguns, and revolvers at the Newport, New Hampshire facility. All other pistols are produced at the Prescott, Arizona facility.

Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company’s castings facility through a process known as precision investment casting. See “Manufacturing-Investment Castings” for a description of the investment casting process. The Company initiated the use of this process in the production of component parts for firearms in 1953. The Company believes that the investment casting process provides greater design flexibility and results in component parts which are generally close to their ultimate shape and, therefore, require less machining than processes requiring machining a solid billet of metal to obtain a part. Through the use of investment castings, the Company endeavors to produce durable and less costly component parts for its firearms.

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

Marketing and Distribution

Firearms
The Company’s firearms are primarily marketed through a network of selected Federally licensed, independent wholesale distributors who purchase the products directly from the Company. They resell to Federally licensed retail firearms dealers who in turn resell to legally authorized end users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 14 distributors service the domestic commercial market, with an additional 21 distributors servicing the domestic law enforcement market and two distributors servicing the Canadian market.

In 2010, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-16%; Davidson’s-12%; Lipsey’s-11% and Sports South-11%. In 2009, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-16%; Davidson’s-11%; Lipsey’s-11%; Sports South-11% and Big Rock-10%. In 2008, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-17%; Lipsey’s-12%; Sports South-11% and Davidson’s-10%.

The Company employs eight employees and one independent contractor who service these distributors and call on retailers and law enforcement agencies. Because the ultimate demand for the Company’s firearms comes from end users rather than from the independent wholesale distributors, the Company believes that the loss of any distributor would not have a material, long-term adverse effect on the Company, but may have a material impact on the Company’s financial results for a particular period. The Company considers its relationships with its distributors to be satisfactory.

The Company also exports its firearms through a network of selected commercial distributors and directly to certain foreign customers, consisting primarily of law enforcement agencies and foreign governments. Foreign sales were less than 6% of the Company’s consolidated net sales for each of the past three fiscal years.

As of February 1, 2011, the order backlog was approximately $59 million. As of February 1, 2010, order backlog was approximately $70 million.

The Company does not consider its overall firearms business to be predictably seasonal; however, orders of many models of firearms from the distributors tend to be stronger in the first quarter of the year and weaker in the third quarter of the year. This is due in part to the timing of the distributor show season, which occurs during the first quarter.

Investment Castings
The investment casting segment’s principal markets are commercial, sporting goods, and military. The Company produces various products for a number of customers in a variety of industries, including approximately 20 firearms and firearms component manufacturers. The investment castings segment provides castings for the Company’s firearms segment.

Competition

Firearms
Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category such as rifles or pistols, several competitors manufacture products in the same four industry categories as the Company (rifles, shotguns, pistols, and revolvers). Some of these competitors are subsidiaries of larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete. The principal methods of competition in the industry are product innovation, quality, availability, and price. The Company believes that it can compete effectively with all of its present competitors.

Investment Castings
There are a large number of investment castings manufacturers, both domestic and foreign, with which the Company competes. Competition varies based on the type of investment castings products and the end use of the product (commercial, sporting goods, or military). Companies offering alternative methods of manufacturing such as metal injection molding (MIM), wire electric discharge machining (EDM) and advancements in computer numeric controlled (CNC) machining also compete with us to provide our customers with products. Many of these competitors are larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete with these competitors. The principal methods of competition in the industry are quality, price, and production lead time. The Company believes that it can compete effectively with its present domestic competitors. However, it is unknown if the Company can compete with foreign competitors in the long term.

Employees

As of February 1, 2011, the Company employed approximately 1,160 full-time employees of which approximately 53% had at least ten years of service with the Company. The Company uses temporary employees to supplement its workforce.

None of the Company’s employees are subject to a collective bargaining agreement.

Research and Development

In 2010, 2009, and 2008, the Company spent approximately $3.2 million, $2.0 million, and $1.5 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 1, 2011, the Company had approximately 27 employees whose primary responsibilities were research and development activities.

Patents and Trademarks

The Company owns various United States and foreign patents and trademarks which have been secured over a period of years and which expire at various times. It is the policy of the Company to apply for patents and trademarks whenever new products or processes deemed commercially valuable are developed or marketed by the Company. However, none of these patents and trademarks are considered to be fundamental to any important product or manufacturing process of the Company and, although the Company deems its patents and trademarks to be of value, it does not consider its business materially dependent on patent or trademark protection.

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

Name	Age	Position With Company

Michael O. Fifer	53	President and Chief Executive Officer

Thomas A. Dineen	42	Vice President, Treasurer and Chief Financial Officer

Christopher J. Killoy	52	Vice President of Sales and Marketing

Mark T. Lang	54	Group Vice President

Thomas P. Sullivan	50	Vice President of Newport Operations

Kevin B. Reid, Sr.	50	Vice President and General Counsel

Stephen M. Maynard	56	Vice President of Lean Business Development

Leslie M. Gasper	57	Corporate Secretary

Michael O. Fifer joined the Company as Chief Executive Officer on September 25, 2006, was named to the Board of Directors on October 19, 2006, and was named President on April 23, 2008. Prior to joining the Company, Mr. Fifer was President of the Engineered Products Division of Mueller Industries, Inc. Prior to joining Mueller Industries, Inc., Mr. Fifer was President, North American Operations, Watts Water Technologies.

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

Kevin B. Reid, Sr. was elected by the Board as Vice President and General Counsel on April 23, 2008. Prior thereto, Mr. Reid served as the Company’s Director of Marketing from June 4, 2007. Mr. Reid joined the Company in July 2001 as an Assistant General Counsel.

Steven M. Maynard joined the Company as Vice President of Lean Business Development on April 24, 2007. Prior to joining the Company, Mr. Maynard served as Vice President of Engineering and CIO at the Wiremold Company.

Leslie M. Gasper has been Secretary of the Company since 1994. Prior to this, Ms. Gasper was the Administrator of the Company’s pension plans, a position she held for more than five years prior thereto.

Where You Can Find More Information

The Company is a reporting company and is therefore subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and accordingly files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, the Company’s public filings are maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

The Company files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act accessible free of charge through the Company’s Internet site after the Company has electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.ruger.com. However, such reports may not be accessible through the Company’s website as promptly as they are accessible on the SEC’s website.

Additionally, the Company’s corporate governance materials, including its Corporate Governance Guidelines, the charters of the Audit, Compensation, and Nominating and Corporate Governance committees, and the Code of Business Conduct and Ethics may also be found under the “Stockholder Relations” section of the Company’s Internet site at www.ruger.com. A copy of the foregoing corporate governance materials is available upon written request to the Corporate Secretary at Sturm, Ruger & Company, Inc., Lacey Place, Southport, Connecticut 06890.

ITEM 1A—RISK FACTORS

The Company’s operations could be affected by various risks, many of which are beyond its control. Based on current information, the Company believes that the following identifies the most significant risk factors that could affect its business. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

In evaluating the Company’s business, the following risk factors, as well as other information in this report, should be carefully considered.

Changes in government policies and firearms legislation could adversely affect the Company’s financial results.
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

Until November 30, 1998, the “Brady Law” mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the “Brady Law” and the National Instant Check System have not had a significant effect on the Company’s sales of firearms, nor does it anticipate any impact on sales in the future. On September 13, 1994, the “Violent Crime Control and Law Enforcement Act” banned so-called “assault weapons.” All the Company’s then-manufactured commercially-sold long guns were exempted by name as “legitimate sporting firearms.” This ban expired by operation of law on September 13, 2004. The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and

that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

The Company’s results of operations could be adversely affected by litigation.
The Company faces risks arising from various asserted and unasserted litigation matters. These matters include, but are not limited to, assertions of allegedly defective product design or manufacture, purported class actions against firearms manufacturers, generally seeking relief such as medical expense reimbursement, property damages and punitive damages arising from accidents involving firearms or the criminal misuse of firearms, and those lawsuits filed on behalf of municipalities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as final adverse judgment, significant settlement or changes in applicable law. A future adverse outcome in any one or more of these matters could have a material adverse effect on the Company’s financial results. See Note 17 to the financial statements which are included in this Form 10-K.

The Company must comply with various laws and regulations pertaining to workplace safety, environmental matters, and firearms manufacture.
In the normal course of its manufacturing operations, the Company is subject to numerous federal, state and local laws and governmental regulations and related state laws, and occasional governmental proceedings and orders. These laws and regulations pertain to workplace safety, firearms serial number tracking and control, waste disposal, air emissions and water discharges into the environment. Noncompliance with any one or more of these laws and regulations could have a material adverse impact on the Company.

Business disruptions at one of the Company’s manufacturing facilities could adversely affect the Company’s financial results.
The Newport, New Hampshire and Prescott, Arizona facilities are critical to the Company’s success. These facilities house the Company’s principal production, research, development, engineering, design, and shipping operations. Any event that causes a disruption of the operation of either of these facilities for even a relatively short period of time might have a material adverse affect on the Company’s ability to produce and ship products and to provide service to its customers.

Price increases for raw materials could adversely affect the Company’s financial results.
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

The healthcare legislation passed in 2010 could have a material adverse impact on the Company.
Certain provisions of the recently passed federal healthcare legislation, in particular the “unlimited lifetime benefit” which eliminated the practice of capping the amount of medical benefits available to an individual, could adversely affect the Company’s financial position. The Company self insures the cost of the medical benefits for its employees up to an annual and lifetime maximum per individual. It supplements this self-insurance with ”stop loss” insurance for costs incurred above these maximum thresholds. In the past, the medical benefit costs for several employees of the Company have exceeded this maximum each year, in some cases significantly. It is the Company’s expectation that if it is forced to provide an “unlimited lifetime benefit” its medical costs would likely increase significantly which would adversely affect its financial condition.

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

The Company has four other facilities that were not used in its manufacturing operations in 2010:

	Approximate Aggregate Usable Square Feet	Status	Segment

Southport, Connecticut (Station Street property)	5,000	Owned	Not Utilized
Southport, Connecticut (Lacey Place property)	25,000	Owned	Corporate
Newport, New Hampshire (Dorr Woolen Building)	45,000	Owned	Firearms
Enfield, Connecticut	10,000	Leased	Firearms

There are no mortgages or any other major encumbrance on any of the real estate owned by the Company.

The Company’s principal executive offices are located in Southport, Connecticut. The Company believes that its existing facilities are suitable and adequate for its present purposes.

ITEM 3—LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 17 to the financial statements, which are included in this Form 10-K.

The Company has reported all cases instituted against it through October 2, 2010, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

During the three months ending December 31, 2010, no cases were formally instituted against the Company nor were any previously reported cases settled.

ITEM 4—REMOVED AND RESERVED

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 1, 2011, the Company had 1,841 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported on the New York Stock Exchange and dividends paid on Common Stock.

	High	Low	Dividends Per Share
2009:
First Quarter	$13.06	$5.98	-
Second Quarter	13.71	10.08	$0.086
Third Quarter	15.20	11.16	0.123
Fourth Quarter	13.70	9.61	0.096

2010:
First Quarter	$13.02	$10.01	$0.060
Second Quarter	17.97	12.06	0.093
Third Quarter	16.69	12.66	0.100
Fourth Quarter	16.38	13.02	0.078

Issuer Repurchase of Equity Securities

In the third quarter of 2010 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
8/3/10-8/31/10	339,000	$14.08	339,000
9/1/10-9/22/10	73,000	$12.92	73,000
Total	412,000	$13.83	412,000	$10,000,000

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

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Co., Inc., Standard & Poor’s 500 Index, Recreation Index and
Smith & Wesson Holding

(Performance Results Through 12/31/10)

Assumes $100 invested at the close of trading 12/05 in Sturm, Ruger & Co., Inc. common stock, Standard & Poor’s 500 Index, Recreation Index, and Smith & Wesson Holding.

 * Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

	2005	2006	2007	2008	2009	2010
Sturm, Ruger & Co., Inc.	100.00	136.95	118.12	85.16	142.16	229.08
Standard & Poor’s 500	100.00	113.62	117.63	72.36	89.33	100.75
Recreation Index	100.00	112.73	100.62	63.60	104.10	156.18
Smith & Wesson Holding	100.00	263.10	155.20	57.75	104.05	95.15

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2010:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
1998 Stock Incentive Plan	350,000	$8.10 per share	-
2001 Stock Option Plan for Non-Employee Directors	80,000	$7.33 per share	-
2007 Stock Incentive Plan	919,307	$10.08 per share	1,535,000
Equity compensation plans not approved by security holders
None.
Total	1,349,307	$9.30 per share	1,535,000

*	Restricted stock units are settled in shares of the Company’s common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6—SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
	December 31,
	2010	2009	2008	2007	2006
Net firearms sales	$251,680	$266,566	$174,416	$144,222	$139,110
Net castings sales	3,526	4,419	7,067	12,263	28,510
Total net sales	255,206	270,985	181,483	156,485	167,620
Cost of products sold	171,224	183,380	138,730	117,186	139,610
Gross profit	83,982	87,605	42,753	39,299	28,010
Income before income taxes	44,149	44,360	13,978	16,659	1,843
Income taxes	15,894	16,857	5,312	6,330	739
Net income	$28,255	$27,503	$8,666	$10,329	$1,104
Basic earnings per share	1.48	1.44	0.43	0.46	0.04
Diluted earnings per share	1.46	1.42	0.43	0.46	0.04
Cash dividends per share	$0.33	$0.31	$0.00	$0.00	$0.00

	December 31,
	2010	2009	2008	2007	2006
Working capital	$71,885	$65,377	$46,250	$53,264	$60,522
Total assets	157,761	141,679	112,760	101,882	117,066
Total stockholders’ equity	114,480	95,516	65,603	76,069	87,326
Book value per share	$6.08	$5.01	$3.44	$3.57	$3.86
Return on stockholders’ equity	26.9%	34.1%	12.2%	12.6%	1.3%
Current ratio	3.2 to 1	3.0 to 1	2.6 to 1	3.6 to 1	3.8 to 1
Common shares outstanding	18,837,300	19,072,800	19,047,300	20,571,800	22,638,700
Number of stockholders of record	1,841	1,827	1,841	1,769	1,851
Number of employees	1,164	1,145	1,145	1,154	1,108

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for 2010 were firearms sales, and 1% was investment castings sales. Export sales represent less than 6% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

The Company also manufactures investment castings made from steel alloys for internal use in its firearms and utilizes excess investment casting capacity to manufacture and sell castings to unaffiliated, third-party customers.

Because most of the Company’s competitors are not subject to public filing requirements and industry-wide data is generally not available in a timely manner, the Company is unable to compare its performance to other companies or specific current industry trends. Instead, the Company measures itself against its own historical results.

The Company does not consider its overall firearms business to be predictably seasonal; however, orders of many models of firearms from the distributors tend to be stronger in the first quarter of the year and weaker in the third quarter of the year. This is due in part to the timing of the distributor show season, which occurs during the first quarter.

Results of Operations - 2010

Product Demand

The estimated sell-through of the Company’s products from distributors to retailers in 2010 increased 2% from 2009. During this period, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) decreased 1%.

We believe the year-over-year increase in estimated sell-through from distributors to retailers from 2009 is likely due to the following factors:

●	Increased demand for handguns,
●	The Company’s commitment to new product development which yielded several new product launches in 2010 which generated continued demand, and
●	Increased manufacturing capacity for certain products in strong demand.

Estimated sell-through from distributors to retailers and total NICS background checks follow:

	2010	2009	2008

Estimated Units Sold from Distributors to Retailers (1)	901,500	887,400	631,000

Total Adjusted NICS Background Checks (thousands) (2)	9,400	9,500	9,000

(1)
The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,
●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

(2)
The adjusted NICS data presented above was derived by the National Shooting Sports Foundation (“NSSF”) by subtracting out NICS purpose code permit checks used by several states such as Kentucky and Utah for concealed carry (CCW) permit application checks as well as checks on active CCW permit databases. While not a direct correlation to firearms sales, the NSSF adjusted NICS data provides a more accurate picture of current market conditions.

While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

The Company launched the SR9c compact pistol, the LCR357 revolver, and the SR40 striker-fired pistol in 2010. New product introductions, including the aforementioned products, remain a strong driver of demand and represented $62.3 million or 24.8% of sales in 2010.

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):
	2010	2009	2008

Orders Received	$229.4	$269.5	$212.5

Average Sales Price of Orders Received (3)	$272	$281	$274

Ending Backlog	$34.9	$59.6	$47.8

Average Sales Price of Ending Backlog (3)	$326	$330	$269

(3)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

The decrease in orders received and the ending backlog in 2010 is due to the strong retail demand that began in late 2008 and resulted in large orders from distributors in 2009. The backlog was higher than normal for most of 2009.

The average sales price of orders received and ending backlog in 2010 decreased from 2009 due to significant orders in 2009 for certain higher-priced rifles, including the SR-556.

Production

After three years of increased production, the Company intentionally reduced its output in 2010 by 3% compared to 2009 while closely monitoring its finished goods inventory growth and distributor sell-through to retailers. Production of certain products was limited to rates moderately in excess of estimated retail demand for those products, to allow for only modest increased finished goods inventory levels for those products. The Company anticipates continuing to temper production of certain products in 2011 to avoid building finished goods inventory levels throughout the distribution channel too quickly.

The Company continues to further implement lean manufacturing principles across its facilities. This ongoing process began in 2006, and includes initiatives such as the following:

●	transitioning from batch production to single-piece flow manufacturing,
●	refining existing cells and, where practical, consolidating smaller cells into value-stream super cells,
●	developing pull systems and managing vendors,
●	increasing capacity for the products with the greatest unmet demand, and
●	re-engineering mature-product designs for improved manufacturability.

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and backorders follows:

	2010	2009	2008

Units Ordered	842,700	958,700	776,400

Units Produced	906,200	934,300	600,600

Units Shipped	903,200	925,800	626,500

Average Sales Price	$279	$288	$278

Units on Backorder	106,800	181,000	175,900

Inventories

Finished goods unit inventory levels for the Company and distributors increased very slightly in 2010, and remain below optimal levels to support rapid order fulfillment.

The Company anticipates that its finished goods inventory could increase by as much as $12 million to $15 million from the current level upon the attainment of the desired levels of finished goods inventory. The Company hopes to build toward this finished goods inventory level slowly to mitigate the likelihood and magnitude of any production disruptions that could be caused by sudden and significant demand reductions.

As our independent distributors continually attempt to increase their inventory turns without unduly hindering their ability to fulfill retail demand, distributor inventories of the Company’s products may increase at a slower rate than desired, or not at all. Distributor investments in other manufacturers’ products, some of which may not be turning as fast as the Company’s products turn, may further impede this inventory replenishment.

Inventory data follows:

	December 31,
	2010	2009	2008

Units – Company Inventory	23,600	20,100	12,400

Units – Distributor Inventory (4)	97,700	96,200	57,500

Total inventory (5)	121,300	116,300	69,900

(4)
Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(5)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2010, as compared to year ended December 31, 2009:

Net Sales

Consolidated net sales were $255.2 million in 2010. This represents a decrease of $15.8 million or 5.8% from 2009 consolidated net sales of $271.0 million.

Firearms segment net sales were $251.7 million in 2010. This represents a decrease of $14.9 million or 5.9% from 2009 firearm net sales of $266.6 million. Firearms unit shipments decreased 2.5% in 2010. A shift in product mix toward firearms with lower unit sales prices resulted in the relatively lower percentage decrease in unit shipments compared to the percentage decrease in sales.

Casting segment net sales were $3.5 million in 2010. This represents a decrease of $0.9 million or 20.1% from 2009 casting sales of $4.4 million.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $171.2 million in 2010. This represents a decrease of $12.2 million or 6.6% from 2009 consolidated cost of products sold of $183.4 million.

The gross margin was 32.9% in 2010. This represents a slight increase from the 2009 gross margin of 32.3% as illustrated below:

(in thousands)
Year Ended December 31	2010		2009

Net sales	$255,206	100.0%	$270,985	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability and product recall	173,198	67.8%	183,540	67.7%

LIFO expense (income)	(1,039)	(0.4)%	(4,216)	(1.6)%

Overhead rate adjustments to inventory	(618)	(0.2)%	1,324	0.5%

Labor rate adjustments to inventory	(364)	(0.1)%	436	0.2%

Product liability	9	0%	1,618	0.6%

Product recalls	38	0%	678	0.3%

Total cost of products sold	171,224	67.1%	183,380	67.7%

Gross profit	$83,982	32.9%	$87,605	32.3%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall- In 2010, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall increased as a percentage of sales by 0.1% compared to 2009.

LIFO- Gross inventories were reduced by $2.2 million in 2010 and $8.8 million in 2009. In 2010, the Company recognized a LIFO credit resulting in decreased cost of products sold of $1.0 million. In 2009, the Company recognized a LIFO credit and decreased cost of products sold of $4.2 million.

Overhead Rate Change- The net impact on inventory in 2010 from the change in the overhead rates used to absorb overhead expenses into inventory was an increase of $0.6 million, reflecting decreased overhead efficiency. This increase in inventory value resulted in a corresponding decrease to cost of products sold in 2010. In 2009, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was a decrease of $1.3 million, reflecting an improvement in overhead efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold.

Labor Rate Adjustments- In 2010, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was an increase of $0.4 million, reflecting decreased labor efficiency. This increase in inventory value resulted in a corresponding decrease to cost of products sold. The net impact in 2009 from the change in the labor rates used to absorb labor expenses into inventory was a decrease to inventory of $0.4 million, reflecting an improvement in labor efficiency. This decrease in inventory value resulted in a corresponding increase to cost of sales.

Product Liability—The Company’s product liability expense was negligible in 2010, and $1.6 million in 2009. This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. The negligible expense in 2010 reflects favorable experience in product liability matters during the year. See Note 17 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Product Recalls—There were no product recalls initiated in 2010 or 2009. In 2008, the Company received a small number of reports from the field that its SR9 pistols, and later, its LCP pistols, could discharge if dropped onto a hard surface. The Company began recalling SR9 pistols in April 2008 and LCP pistols in October 2008 to offer free safety retrofits. The cost of these safety retrofit programs was negligible in 2010 and $0.7 million in 2009. The Company believes that costs incurred for these ongoing retrofit programs will remain negligible in future years.

Gross Profit—Gross profit was $84.0 million or 32.9% of sales in 2010. This is a decrease of $3.6 million from 2009 gross profit of $87.6 million or 32.3% of sales.

Selling, General and Administrative

Selling, general and administrative expenses were $40.2 million in 2010. This represents a decrease of $2.0 million or 5% from 2009 selling, general and administrative expenses of $42.2 million. The decrease reflects decreased personnel-related expenses including stock-based compensation and bonuses.

Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following (in thousands):

	2010	2009

Loss (gain) on sale of operating assets (a)	$22	$(45)
Frozen defined-benefit pension plan expense	398	1,537

Total other operating expenses, net	$420	$1,492

(a)	The loss (gain) on sale of operating assets was generated primarily from the sale of used machinery and equipment.

Operating Income

Operating income was $43.4 million or 17.0% of sales in 2010. This is a decrease of $0.5 million from 2009 operating income of $43.9 million or 16.2% of sales.

Royalty Income

Royalty income was $0.4 million in 2010. This represents a decrease of $0.1 million from 2009 royalty income of $0.5 million. The decrease is primarily attributable to decreased income from licensing agreements.

Interest Income

Interest income was negligible in 2010, a slight decrease from 2009 interest income of $0.1 million. The decrease is attributable primarily to decreased interest rates in 2010.

Other Income (Expense), Net

Other income (expense), net was $0.4 million in 2010, an increase from a negligible amount in 2009. This income is attributable primarily to the sale of by-products of our manufacturing processes.

Income Taxes and Net Income

The effective income tax rate in 2010 was 36.0%, a decrease from the 2009 effective income tax rate of 38.0%. The decrease in the income tax rate results primarily from an increased benefit from the American Jobs Creation Act of 2004 that was effective January 1, 2010.

As a result of the foregoing factors, consolidated net income was $28.3 million in 2010. This represents an increase of $0.8 million from 2009 consolidated net income of $27.5 million.

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2010
	Q4	Q3	Q2	Q1

Units Ordered	241,900	156,500	138,400	305,900

Units Produced	218,300	207,100	238,900	241,900

Units Shipped	236,200	204,200	225,500	237,300

Estimated Units Sold from Distributors to Retailers	235,200	198,700	213,400	254,200

Average Sales Price	$264	$277	$276	$279

Units on Backorder	106,800	99,800	147,900	239,900

Units – Company Inventory	23,600	40,600	37,700	24,400

Units – Distributor Inventory (6)	97,700	96,700	91,200	79,100

	2009
	Q4	Q3	Q2	Q1

Units Ordered (7)	173,000	80,000	204,700	501,000

Units Produced	234,600	242,500	247,300	209,900

Units Shipped	228,500	237,400	246,200	213,700

Estimated Units Sold from Distributors to Retailers	209,400	214,500	227,500	236,000

Average Sales Price	$276	$295	$286	$283

Units on Backorder (7)	181,000	240,700	412,300	458,900

Units – Company Inventory	20,100	15,100	9,600	8,800

Units – Distributor Inventory (6)	96,200	76,800	53,900	35,200

(6)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(7)
During the third quarter of 2009, the Company unilaterally cancelled all of the unshipped orders for Mini-14 and Mini Thirty autoloading rifles, and asked the distributors to submit new orders that better represented their forecasted needs. The cancellation of these unshipped orders, partially offset by the submission of new orders for these products, resulted in a net reduction to the backlog of approximately 34,000 units or $20 million. Had these orders not been cancelled, the Units Ordered in the third quarter would have been approximately 114,000 units.

(in millions except average sales price, net of Federal Excise Tax)

	2010
	Q4	Q3	Q2	Q1

Orders Received	$63.3	$45.6	$38.7	$81.8

Average Sales Price of Orders Received(9)	$262	$291	$279	$270

Ending Backlog	$34.9	$34.1	$44.9	$71.8

Average Sales Price of Ending Backlog(9)	$326	$342	$304	$299

	2009
	Q4	Q3	Q2	Q1

Orders Received(8)	$42.9	$14.1	$73.6	$138.9

Average Sales Price of Orders Received(8)(9)	$275	$196	$400	$308

Ending Backlog(8)	$59.6	$78.0	$138.0	$136.3

Average Sales Price of Ending Backlog(8)(9)	$330	$324	$335	$297

(8)
See description in Note 7 above for information relating to Q3 2009 order cancellations. The cancellation of these orders reduced Orders Received in the third quarter of 2009 by $20 million and decreased the Average Sales Price of Orders Received by $115 per unit. Had these orders not been cancelled, the Average Sales Price of Orders Received would have been $311 per unit. The Average Sales Price of the Ending Backlog was also impacted for the same reasons.

(9)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Fourth Quarter Gross Profit Analysis

The gross margin for the fourth quarter of 2010 and 2009 was 32.0% and 33.3%, respectively. Details of the gross profit are illustrated below:

(in thousands)
Three Months Ended December 31	2010		2009

Net sales	$64,138	100.0%	$63,879	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability and product recall	45,392	70.8%	45,678	71.5%

LIFO expense (income)	(1,264)	(2.0)%	(1,536)	(2.4)%

Overhead rate adjustments to inventory	(584)	(0.9)%	(1,408)	(2.2)%

Labor rate adjustments to inventory	(98)	(0.1)%	(323)	(0.5)%

Product liability	150	0.2%	171	0.2%

Product recalls	15	0%	32	0.1%

Total cost of products sold	43,611	68.0%	42,614	66.7%

Gross profit	$20,527	32.0%	$21,265	33.3%

Note: For a discussion of the captions in the above table, please see the “Cost of Products Sold and Gross Profit” discussion above.

Results of Operations - 2009

Year ended December 31, 2009, as compared to year ended December 31, 2008:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2009	2008	2007

Units Ordered	958,700	776,400	485,000

Units Produced	934,300	600,600	464,900

Units Shipped	925,800	626,500	481,800

Average Sales Price	$288	$278	$299

Units on Backorder	181,000	175,900	36,500

Units – Company Inventory	20,100	12,400	38,300

Units – Distributor Inventory (1)	96,200	57,500	62,000

Castings Setups	202,800	144,600	156,100

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2009	2008

Orders Received	$269.5	$212.5

Average Sales Price of Orders Received (2)	$281	$274

Ending Backlog (2)	$59.6	$47.8

Average Sales Price of Ending Backlog (2)	$330	$269

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

The increase in orders received in 2008 is attributable to the following:

1.	Increased demand for firearms during the fourth quarter,
2.	New products introduced in 2008, and
3.	Increased production and order fulfillment in 2008.

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

Quarterly Summary Unit Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2009
	Q4	Q3	Q2	Q1

Units Ordered	173,000	80,000	204,700	501,000

Units Produced	234,600	242,500	247,300	209,900

Units Shipped	228,500	237,400	246,200	213,700

Average Sales Price	$276	$295	$286	$283

Units on Backorder	181,000	240,700	412,300	458,900

Units – Company Inventory	20,100	15,100	9,600	8,800

Units – Distributor Inventory (1)	96,200	76,800	53,900	35,200

	2008
	Q4	Q3	Q2	Q1

Units Ordered	270,400	125,700	120,300	260,100

Units Produced	167,100	158,900	150,600	124,000

Units Shipped	208,100	146,000	136,700	135,700

Average Sales Price	$275	$276	$270	$296

Units on Backorder	175,900	115,300	137,700	157,100

Units – Company Inventory	12,400	52,600	40,200	24,900

Units – Distributor Inventory (1)	57,500	65,800	62,900	61,800

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax)

	2009
	Q4	Q3	Q2	Q1

Orders Received	$42.9	$14.1	$73.6	$138.9

Average Sales Price of Orders Received	$275	$196	$400	$308

Ending Backlog	$59.6	$78.0	$138.0	$136.3

Average Sales Price of Ending Backlog	$330	$324	$335	$297

	2008
	Q4	Q3	Q2	Q1

Orders Received	$78.3	$33.5	$33.7	$67.0

Average Sales Price of Orders Received	$290	$267	$280	$258

Ending Backlog	$47.8	$27.9	$33.7	$40.7

Average Sales Price of Ending Backlog	$269	$242	$245	$234

Note:	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Net Sales

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

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $183.4 million in 2009. This represents an increase of $44.7 million or 32.2% from 2008 consolidated cost of products sold of $138.7 million.

The gross margin was 32.3% in 2009. This represents an increase from the 2008 gross margin of 23.6% as illustrated below:

(in thousands)
Year Ended December 31	2009		2008

Net sales	$270,985	100.0%	$181,483	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability and product recall	183,540	67.7%	136,172	75.0%

LIFO expense (income)	(4,216)	(1.6)%	781	0.4%

Overhead rate adjustments to inventory	1,324	0.5%	(1,389)	(0.7)%

Labor rate adjustments to inventory	436	0.2%	(1,251)	(0.7)%

Product liability	1,618	0.6%	915	0.5%

Product recalls	678	0.3%	3,502	1.9%

Total cost of products sold	183,380	67.7%	138,730	76.4%

Gross profit	$87,605	32.3%	$42,753	23.6%

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

Gross Profit—Gross profit was $87.6 million or 32.3% of sales in 2009. This is an increase of $44.8 million or 105% from 2008 gross profit of $42.8 million or 23.6% of sales.

Selling, General and Administrative
Selling, general and administrative expenses were $42.5 million in 2009. This represents an increase of $12.4 million or 41.1% from 2008 selling, general and administrative expenses of $30.1 million. The increase reflects increased advertising and sales promotion expenses and greater personnel-related expenses including stock-based compensation and bonuses.

Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following (in thousands):

	2009	2008

Gain on sale of operating assets (a)	$(45)	$(95)
Frozen defined-benefit pension plan expense (income)	1,537	(745)

Total other operating expenses (income), net	$1,492	$(840)

(a)	The gain on sale of operating assets was generated primarily from the sale of used machinery and equipment.

Operating Income

Operating Income was $43.9 million or 16.2% of sales in 2009. This is a 224% increase of $30.4 million from 2008 operating income of $13.5 million or 7.5% of sales.

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

Financial Condition

Liquidity
At December 31, 2010, the Company had cash, cash equivalents and short-term investments of $57.6 million. The Company’s pre-LIFO working capital of $109.3 million, less the LIFO reserve of $37.4 million, resulted in working capital of $71.9 million and a current ratio of 3.2 to 1.

The Company expects to replenish its finished goods inventory to levels that will better serve our customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $12 to $15 million from current depressed levels. We anticipate that the cash required to fund this increase in finished goods inventory would be partially offset by a reduction in accounts receivable which would be expected during a period of reduced demand.

During the first quarter of 2009, the Company paid down the $1 million balance on its $25 million credit facility, in response to the relative improvement in the global financial and credit markets. The credit facility, which expires on December 12, 2011, remains unused and the Company has no debt.

Operations
Cash provided by operating activities was $32.5 million, $46.7 million, and $11.2 million in 2010, 2009, and 2008, respectively. The decrease in cash provided in 2010 compared to 2009 is attributable to the large reduction in inventory and the increase in employee benefits and compensation in 2009 and the increase in accounts receivable in 2010. This increase in accounts receivable resulted from unusually strong sales in December of 2010 in advance of the distributor show season, which occurs during the first quarter. No extension of payment terms was made for any of these sales. The increase in cash provided in 2009 compared to 2008 is principally attributable to increased profitability in 2009 and a slight decrease in accounts receivable 2009.

Third parties supply the Company with various raw materials for its firearms and castings, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber, wax, ceramic material, metal alloys, various synthetic products and other component parts. There is a limited supply of these materials in the marketplace at any given time, which can cause the purchase prices to vary based upon numerous market factors. The Company believes that it has adequate quantities of raw materials in inventory to provide ample time to locate and obtain additional items at then-current market cost without interruption of its manufacturing operations. However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials can not be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing
Capital expenditures were $19.4 million, $13.8 million, and $9.5 million in 2010, 2009, and 2008, respectively. In 2011, the Company expects to spend approximately $15 million on capital expenditures to purchase tooling for new product introductions and to upgrade and modernize manufacturing equipment and information technology infrastructure. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

During the past several years, the Board of Directors authorized the Company to repurchase shares of its common stock. In 2010, the Company repurchased approximately 412,000 shares of its common stock under a 10b5-1 program, representing 2.1% of the then outstanding shares, in the open market at an average price of $13.83 per share. In 2009, the Company repurchased approximately 2,400 shares of its common stock under a 10b5-1 program, representing 0.01% of the then outstanding shares, in the open market at an average price of $6.03 per share. In 2008, the Company repurchased 1,535,000 shares of its common stock, representing 7.5% of the then outstanding shares, in the open market at an average price of $6.57 per share. All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2010, $10.0 million remained authorized for share repurchases.

The Company paid dividends totaling $6.3 million and $5.8 million in 2010 and 2009, respectively. There were no dividends paid in 2008.

On February 15, 2011, the Company declared a dividend of 5.0¢ per share to shareholders of record on March 11, 2011. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

The Company has migrated its retirement benefits from defined-benefit pension plans to defined-contribution retirement plans, utilizing its current 401(k) plan.

In 2007, the Company amended its hourly and salaried defined-benefit pension plans so that employees no longer accrue benefits under them effective December 31, 2007. This action “froze” the benefits for all employees and prevented future hires from joining the plans, effective December 31, 2007. Currently, the Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

Minimum cash contributions of $1.7 million were required for the defined-benefit plans for 2010. The Company contributed $2 million to the defined-benefit plans in both 2010 and 2009.

In future years, the Company may again be required to make cash contributions to the two defined-benefit pension plans. The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants. The total amount of these future cash contributions will depend on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities.

The Company plans to contribute approximately $2 million in 2011, but will increase the amount of the contribution if required to do so. The intent of these contributions is to reduce the amount of time that the Company will be required to continue to operate the frozen plans. The ongoing cost of running the plans (even if frozen) is approximately $200,000 per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

In the first quarter of 2009, the Company settled $2.1 million of pension liabilities through the purchase of group annuities. This transaction resulted in an insignificant actuarial gain.

In February 2008, the Company made lump sum benefit payments to two participants in its only non-qualified defined-benefit plan, the Supplemental Executive Retirement Plan. These payments, which totaled $2.1 million, represented the actuarial present value of the participants’ accrued benefit as of the date of payment. Only one, retired participant remains in this plan.

Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of cash through issuance of short-term or long-term debt. The Company’s unsecured $25 million credit facility, which expires on December 12, 2011, remains unused and the Company has no debt.

Contractual Obligations
The table below summarizes the Company’s significant contractual obligations at December 31, 2010, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2010.

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

Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	$45,300	$45,300	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-

Total	$45,300	$45,300	-	-	-

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Firearms Legislation and Litigation

See Item 1A - Risk Factors and Note 17 to the financial statements for discussion of firearms legislation and litigation.

Other Operational Matters

In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to workplace safety, firearms serial number tracking and control, waste disposal, air emissions and water discharges into the environment. The Company believes that it is generally in compliance with applicable BATFE, environmental, and safety regulations and the outcome of any proceedings or orders will not have a material adverse effect on the financial position or results of operations of the Company.

The Company self-insures a significant amount of its product liability, workers’ compensation, medical, and other insurance. It also carries significant deductible amounts on various insurance policies.

The valuation of the future defined-benefit pension obligations at December 31, 2010 and 2009 indicated that these plans were underfunded by $9.4 million and $12.2 million, respectively, and resulted in a cumulative other comprehensive loss of $19.6 million and $20.4 million on the Company’s balance sheet at December 31, 2010 and 2009, respectively.

The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities as of the balance sheet date and net sales and expenses recognized and incurred during the reporting period then ended. The Company bases estimates on prior experience, facts and circumstances, and other assumptions, including those reviewed with actuarial consultants and independent counsel, when applicable, that are believed to be reasonable. However, actual results may differ from these estimates.

The Company believes the determination of its product liability accrual is a critical accounting policy. The Company’s management reviews every lawsuit and claim and is in contact with independent and corporate counsel on an ongoing basis. The provision for product liability claims is based upon many factors, which vary for each case. These factors include the type of claim, nature and extent of injuries, historical settlement ranges, jurisdiction where filed, and advice of counsel. An accrual is established for each lawsuit and claim, when appropriate, based on the nature of each such lawsuit or claim.

Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of claim, has been made when potential losses or costs of defense are probable and can be reasonably estimated. Such amounts are determined based on the Company’s experience in defending similar claims. Occasionally, charges are made for claims made in prior periods because the cumulative actual costs incurred for that claim, or reasonably expected to be incurred in the future, exceed amounts already provided. Likewise, credits may be taken if cumulative actual costs incurred for that claim, or reasonably expected to be incurred in the future, are less than amounts previously provided.

While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with independent and corporate counsel, it is not reasonably possible that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company’s financial results for a particular period.

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

Projected Year	Required
Of Consumption	Reserve%
2011	2%
2012	10%
2013	35%
2014 and thereafter	90%

Forward-Looking Statements and Projections

The Company may, from time to time, make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company, the impact of future firearms control and environmental legislation and accounting estimates, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.

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

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sturm, Ruger & Company, Inc.

We have audited Sturm, Ruger & Company, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Sturm, Ruger & Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sturm, Ruger & Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
February 23, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sturm, Ruger & Company, Inc.

We have audited the accompanying balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of Sturm, Ruger & Company, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sturm, Ruger & Company, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sturm, Ruger & Company, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2011 expressed an unqualified opinion on the effectiveness of Sturm, Ruger & Company, Inc.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
February 23, 2011

Balance Sheets
(Dollars in thousands, except per share data)

December 31,	2010	2009

Assets

Current Assets

Cash and cash equivalents	$5,132	$5,008
Short-term investments	52,493	50,741
Trade receivables, net	31,565	25,049

Gross inventories	48,820	51,048
Less LIFO reserve	(37,448)	(38,663)
Less excess and obsolescence reserve	(1,545)	(2,727)
Net inventories	9,827	9,658

Deferred income taxes	4,780	5,893
Prepaid expenses and other current assets	1,427	2,062
Total Current Assets	105,224	98,411

Property, Plant, and Equipment	150,379	134,057
Less allowances for depreciation	(107,458)	(101,324)
Net property, plant and equipment	42,921	32,733

Deferred income taxes	5,443	6,190
Other assets	4,173	4,345
Total Assets	$157,761	$141,679

See accompanying notes to financial statements.

December 31,	2010	2009

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$16,492	$12,011
Product liability	449	1,147
Employee compensation and benefits	10,923	12,890
Workers’ compensation	4,893	5,443
Income taxes payable	582	1,543
Total Current Liabilities	33,339	33,034

Accrued pension liability	9,369	12,194
Product liability	573	935

Contingent liabilities (Note 17)	-	-

Stockholders’ Equity
Common stock, non-voting, par value $1:
Authorized shares – 50,000; none issued
Common stock, par value $1:
Authorized shares – 40,000,000
2010 – 23,003,285 issued,
18,837,251 outstanding
2009 – 22,826,601 issued,
19,072,780 outstanding	23,003	22,827
Additional paid-in capital	9,885	8,031
Retained earnings	137,125	115,187
Less: Treasury stock – at cost
2010 – 4,166,034 shares
2009 – 3,753,821 shares	(35,885)	(30,167)
Accumulated other comprehensive loss	(19,648)	(20,362)
Total Stockholders’ Equity	114,480	95,516
Total Liabilities and Stockholders’ Equity	$157,761	$141,679

See accompanying notes to financial statements.

Statements of Income
(In thousands, except per share data)

Year ended December 31,	2010	2009	2008

Net firearms sales	$251,680	$266,566	$174,416
Net castings sales	3,526	4,419	7,067
Total net sales	255,206	270,985	181,483

Cost of products sold	171,224	183,380	138,730

Gross profit	83,982	87,605	42,753

Operating Expenses:
Selling	23,517	21,822	17,189
General and administrative	16,652	20,387	12,867
Other operating expenses (income), net	420	1,492	(840)
Total operating expenses	40,589	43,701	29,216

Operating income	43,393	43,904	13,537

Other income:
Royalty income	429	490	141
Interest income	48	118	405
Interest expense	(143)	(158)	(63)
Other income (expense), net	422	6	(42)
Total other income, net	756	456	441

Income before income taxes	44,149	44,360	13,978

Income taxes	15,894	16,857	5,312

Net income	$28,255	$27,503	$8,666

Basic Earnings Per Share	$1.48	$1.44	$0.43

Fully Diluted Earnings Per Share	$1.46	$1.42	$0.43

Cash Dividends Per Share	$0.33	$0.31	$0.00

See accompanying notes to financial statements.

Statements of Stockholders’ Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2007	$22,788	$1,836	$84,834	$(20,000)	$(13,389)	$76,069
Net income			8,666			8,666
Pension liability, net of deferred taxes of $5,882					(9,596)	(9,596)
Comprehensive loss						(930)
Stock-based compensation	11	606				617
Repurchase of 1,535,400 shares of common stock				(10,153)		(10,153)
Balance at December 31, 2008	22,799	2,442	93,500	(30,153)	(22,985)	65,603
Net income			27,503			27,503
Pension liability, net of deferred taxes of $1,608					2,623	2,623
Comprehensive income						30,126
Dividends paid			(5,816)			(5,816)
Stock-based compensation		4,205				4,205
Tax benefit realized from exercise of stock options		1,412				1,412
Common stock issued – compensation plans	28	(28)				-
Repurchase of 2,401 shares of common stock				(14)		(14)
Balance at December 31, 2009	22,827	8,031	115,187	(30,167)	(20,362)	95,516
Net income			28,255			28,255
Pension liability, net of deferred taxes of $460					714	714
Comprehensive income						28,969
Dividends paid			(6,317)			(6,317)
Stock-based compensation		2,589				2,589
Exercise of stock options and vesting of RSU’s		(1,367)				(1,367)
Tax benefit realized from exercise of stock options and vesting of RSU’s		808				808
Common stock issued – compensation plans	176	(176)				-
Repurchase of 412,213 shares of common stock				(5,718)		(5,718)
Balance at December 31, 2010	$23,003	$9,885	$137,125	$(35,885)	$(19,648)	$114,480

See accompanying notes to financial statements.

Statements of Cash Flows
(In thousands)

Year ended December 31,	2010	2009	2008

Operating Activities
Net income	$28,255	$27,503	$8,666
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,207	7,300	5,365
Stock-based compensation	2,589	4,205	467
Slow moving inventory valuation adjustment	(1,057)	239	495
Loss (gain) on sale of assets	22	(45)	(95)
Deferred income taxes	493	2,060	(4,639)
Changes in operating assets and liabilities:
Trade receivables	(6,516)	760	(10,173)
Inventories	888	2,042	863
Trade accounts payable and other liabilities	3,932	2,150	1,533
Employee compensation and benefits	(1,967)	4,896	3,134
Product liability	(1,060)	339	(189)
Prepaid expenses, other assets and other liabilities	(1,333)	(2,132)	1,995
Income taxes payable	(962)	(2,628)	3,760
Cash provided by operating activities	32,491	46,689	11,182

Investing Activities
Property, plant, and equipment additions	(19,409)	(13,819)	(9,488)
Purchases of short-term investments	(164,966)	(77,281)	(45,363)
Proceeds from sales or maturities of short-term investments	163,214	45,098	57,309
Net proceeds from sale of assets	21	51	95
Cash (used for) provided by investing activities	(21,140)	(45,951)	2,553

Financing Activities
Dividends paid	(6,317)	(5,816)	-
Tax benefit from exercise of stock options	808	1,412	-
Repurchase of common stock	(5,718)	(14)	(10,153)
(Repayment of) increase in line of credit	-	(1,000)	1,000
Cash used for financing activities	(11,227)	(5,418)	(9,153)

Increase (decrease) in cash and cash equivalents	124	(4,680)	4,582
Cash and cash equivalents at beginning of year	5,008	9,688	5,106
Cash and cash equivalents at end of year	$5,132	$5,008	$9,688

See accompanying notes to financial statements.

Notes to Financial Statements
(Dollars in thousands, except per share)

1.          Summary of Significant Accounting Policies

Organization

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for the year ended December 31, 2010 were from the firearms segment. Export sales represent less than 6% of firearms sales. The Company’s design and manufacturing operations are located in the United States and most product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company also manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment. Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, were approximately 1% of the Company’s total sales for the year ended December 31, 2010.

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

Revenue Recognition

Substantially all product sales are sold FOB (free on board) shipping point. Revenue is recognized when product is shipped and the customer takes ownership and assumes the risk of loss. Accruals are made for sales discounts and incentives based on the Company’s experience. The Company accounts for cash sales discounts as a reduction in sales and sales incentives as a charge to selling expense. Amounts billed to customers for shipping and handling fees are included in net sales and costs incurred by the Company for the delivery of goods are classified as selling expenses in the Statement of Income. Taxes on revenue producing transactions are excluded from net sales.

Cash and Cash Equivalents

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2010, 2009, and 2008, were $2.3 million, $2.7 million, and $2.3 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $3.0 million, $2.7 million, and $2.6 million in 2010, 2009, and 2008, respectively.

Research and Development

In 2010, 2009, and 2008, the Company spent approximately $3.2 million, $2.0 million, and $1.5 million, respectively, on research activities relating to the development of new products and the improvement of existing products. Research and development costs are expensed as incurred.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the impact of options, restricted stock units, and deferred stock outstanding using the treasury stock method.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

2.          Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2010	2009

Trade receivables	$32,469	$25,750
Allowance for doubtful accounts	(277)	(209)
Allowance for discounts	(627)	(492)
	$31,565	$25,049

In 2010, the largest individual trade receivable balances accounted for 15%, 15%, 12%, 12%, 11% and 10% of total trade receivables, respectively.

In 2009, the largest individual trade receivable balances accounted for 16%, 14%, 13%, and 13% of total trade receivables, respectively.

3.          Inventories

Inventories consist of the following:

December 31,	2010	2009

Finished products	$5,833	$4,623
Materials and products in process	41,442	43,698
	47,275	48,321
Adjustment of inventories to a LIFO basis	(37,448)	(38,663)
	$9,827	$9,658

During 2010 and 2009, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases, the effect of which decreased costs of products sold by approximately $2.3 million and $5.1 million in 2010 and 2009, respectively.

4.          Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2010	2009

Land and improvements	$1,266	$1,194
Buildings and improvements	26,609	24,535
Machinery and equipment	97,514	87,052
Dies and tools	24,990	21,276
	$150,379	$134,057

5.          Other Assets

Other assets consist of the following:

December 31,	2010	2009

Patents, at cost	$4,689	$4,504
Less: accumulated amortization	(2,342)	(2,112)
Other	1,826	1,953
	$4,173	$4,345

The capitalized cost of patents is amortized using the straight-line method over their useful lives. The cost of patent amortization was $0.2 million, $0.3 million and $0.2 million in 2010, 2009 and 2008, respectively. The estimated annual patent amortization cost for each of the next five years is $0.2 million. Costs incurred to maintain existing patents are charged to expense in the year incurred.

6.          Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2010	2009

Trade accounts payable	$6,597	$6,812
Accrued expenses	9,895	5,199
	$16,492	$12,011

7.          Line of Credit

In December 2007, the Company established an unsecured $25 million revolving line of credit with a bank. This facility is renewable annually and now terminates on December 12, 2011. The credit facility remained unused at both December 31, 2010 and 2009 and throughout 2010. Borrowings under this facility would bear interest at LIBOR (0.78% at December 31, 2010) plus 200 basis points and the Company is charged three-eighths of a percent (.375%) per year on the unused portion. At December 31, 2010 and 2009, the Company was in compliance with the terms and covenants of the credit facility.

8.          Employee Benefit Plans

The Company has migrated its retirement benefits from defined-benefit pension plans to defined-contribution retirement plans, utilizing its current 401(k) plan.

Defined-Benefit Plans

The Company sponsors two qualified defined-benefit pension plans that cover substantially all employees. A third defined-benefit pension plan is non-qualified and covered certain executive officers of the Company. The Company also sponsors a defined-contribution 401(k) plan that covers substantially all employees.

In 2007, the Company amended its hourly and salaried defined-benefit pension plans so that employees no longer accrue benefits under them effective December 31, 2007. This action “froze” the benefits for all employees and prevented future hires from joining the plans, effective December 31, 2007. Currently, the Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

Minimum cash contributions of $1.7 million were required for the defined-benefit plans for 2010. The Company contributed $2 million to the defined-benefit plans in both 2010 and 2009.

In future years, the Company may again be required to make cash contributions to the two defined-benefit pension plans. The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants. The total amount of these future cash contributions will depend on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities.

The Company plans to contribute approximately $2 million in 2011, but will increase the amount of the contribution if required to do so. The intent of these contributions is to reduce the amount of time that the Company will be required to continue to operate the frozen plans. The ongoing cost of running the plans (even if frozen) is approximately $0.2 million per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

The measurement dates of the assets and liabilities of all plans presented for 2010 and 2009 were December 31, 2010 and December 31, 2009, respectively.

In the first quarter of 2009, the Company settled $2.1 million of pension liabilities through the purchases of group annuities. This transaction resulted in an insignificant actuarial gain.

Summarized information on the Company’s defined-benefit pension plans is as follows:

Obligations and Funded Status at December 31	2010	2009

Change in Benefit Obligation
Benefit obligation at beginning of year	$64,140	$60,326
Service cost	-	-
Interest cost	3,576	3,735
Actuarial loss	3,694	4,821
Benefits paid	(2,617)	(4,742)
Benefit obligation at end of year	68,793	64,140

Change in Plan Assets
Fair value of plan assets at beginning of year	51,946	43,380
Actual return on plan assets	7,940	11,154
Employer contributions	2,155	2,154
Benefits paid	(2,617)	(4,742)
Fair value of plan assets at end of year	59,424	51,946

Funded Status
Funded status	(9,369)	(12,194)
Unrecognized net actuarial loss	31,691	32,841
Unrecognized prior service cost	-	-
Net amount recognized	$22,322	$20,647

Weighted Average Assumptions for the years ended December 31,	2010	2009
Discount rate	5.75%	6.25%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increases	N/A	N/A

Components of Net Periodic Pension Cost	2010	2009
Service cost	$-	$-
Interest cost	3,576	3,735
Expected return on assets	(4,127)	(3,361)
Recognized gains	1,031	1,253
Prior service cost recognized	-	6
Net periodic pension cost	$480	$1,633

Amounts Recognized on the Balance Sheet	2010	2009
Accrued benefit liability	$(9,369)	$(12,194)
Accumulated other comprehensive loss, net of tax	19,648	20,362
Deferred tax asset	12,043	12,479
	$22,322	$20,647

Weighted Average Assumptions as of December 31,	2010	2009
Discount rate	5.25%	5.75%
Rate of compensation increases	N/A	N/A

Information for Pension Plans with an Accumulated Benefit Obligation in excess of plan assets	2010	2009
Projected benefit obligation	$68,793	$64,140
Accumulated benefit obligation	$68,793	$64,140
Fair value of plan assets	$59,424	$51,946

Pension Weighted Average Asset Allocations as of December 31,	2010	2009
Debt securities	26%	29%
Equity securities	68%	65%
Real estate	5%	5%
Money market funds	1%	1%
	100%	100%

The estimated future benefit payments for the defined-benefit plans for each of the next five years and the total amount for years six through ten, are as follows: 2011-$3.0 million, 2012-$3.2 million, 2013-$3.4 million, 2014-$3.6 million, 2015-$3.8 million and for the five year period ending 2020-$20.8 million.

The Company determines the expected return on plan assets based on the target asset allocations. In addition, the historical returns of the plan assets are also considered in arriving at the expected rate of return.

The Company recorded an additional minimum pension liability adjustment, net of tax, which increased comprehensive income by $0.7 million and $2.6 million in 2010 and 2009, respectively, and decreased comprehensive income by $9.6 million in 2008.

Plan Assets

The current investment objective is to produce income and long-term appreciation through a target asset allocation of 35% debt securities and other fixed income investments including cash and short-term instruments, and 65% equity investments, to provide for the current and future benefit payments of the plans. The pension plans are not invested in the common stock of the Company.

The Company adopted the provisions of ASC 820.10 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company has determined that all financial assets of both its defined-benefit pension plans are level 2 in the fair value hierarchy established by ASC 820.10. The valuation of level 2 assets are based on inputs, other than quoted prices in active markets, that are either directly or indirectly observable for the assets.

The disclosures focus on the inputs used to measure fair value. The following is a description of the valuation methodologies used to measure the plans’ assets at fair value:

Pooled separate accounts: Valued at the net asset value (“NAV”) of units held by the plans at year end, which is determined by aggregating the quoted market values of the underlying assets.

Money market funds: Valued at the NAV of shares held by the plans at year end, which is generally intended to approximate one dollar per share.

The following table sets forth the defined-benefit plans’ assets at fair value:

December 31,	2010	2009

Pooled separate accounts:
Equity securities:
U.S. small cap equity funds	$7,190	$5,929
U.S. mid-cap equity funds	16,987	14,659
U.S. large-cap equity funds	5,700	5,342
International equity funds	10,866	8,502
Domestic real estate funds	3,013	2,439
Fixed income securities:
Corporate bond funds	15,615	15,014
Money market fund	53	61
	$59,424	$51,946

Defined-Contribution Plans

Prior to 2007, the Company also sponsored two qualified defined-contribution plans that covered substantially all of its hourly and salaried employees. Effective January 1, 2007, the qualified defined-

contribution plans were merged into a single 401(k) plan. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions. Expenses related to matching employee contributions to the 401(k) plan were $1.8 million, $1.8 million and $1.3 million in 2010, 2009 and 2008, respectively.

Additionally, in 2010, 2009 and 2008 the Company provided supplemental discretionary contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying base compensation established annually. The cost of these supplemental contributions totaled $1.8 million, $1.7 million and $1.4 million in 2010, 2009 and 2008, respectively.

Non-Qualified Plan

The Company also sponsors a non-qualified defined-contribution plan, the Supplemental Executive Retirement Plan, which covered certain of its salaried employees. In the first quarter of 2008, the Company made lump sum benefit payments to two participants in this plan. These payments, which totaled $2.1 million, represented the actuarially determined present value of the participants’ accrued benefit as of the date of payment. Only one participant, who is retired, remains in this plan.

9.          Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following:

Year ended December 31,	2010	2009	2008

Loss (gain) on sale of operating assets (a)	$22	$(45)	$(95)
Frozen defined-benefit pension plan expense (income)	398	1,537	(745)
Total other operating expenses (income), net	$420	$1,492	$(840)

(a)	The gain on sale of operating assets was generated primarily from the sale of used machinery and equipment related to firearms.

10.          Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2006.

The Federal and state income tax provision consisted of the following:

Year ended December 31,	2010		2009		2008
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$11,675	$1,112	$13,572	$230	$3,298	$1,057
State	2,814	293	3,005	50	721	236
	$14,489	$1,405	$16,577	$280	$4,019	$1,293

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2010	2009	2008
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	4.6	4.5	4.5
Domestic production activities deduction	(2.7)	(2.1)	(2.1)
Other items	(0.9)	0.6	0.6
Effective income tax rate	36.0%	38.0%	38.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2010	2009
Deferred tax assets:
Product liability	$368	$791
Employee compensation and benefits	3,222	3,527
Allowances for doubtful accounts and discounts	859	732
Depreciation	-	213
Inventories	603	1,114
Additional minimum pension liability	12,043	12,479
Stock-based compensation	1,840	939
Asset impairment charges	117	122
Product safety modification charges	32	34
Other	95	253
Total deferred tax assets	19,179	20,204
Deferred tax liabilities:
Pension plans	8,134	7,919
Depreciation	629	-
Other	193	202
Total deferred tax liabilities	8,956	8,121
Net deferred tax assets	$10,223	$12,083

Changes in deferred tax assets relating to the additional minimum pension liability are not charged to expense and are therefore not included in the deferred tax provision; instead they are charged to other comprehensive income.

The Company made income tax payments of approximately $14.6 million, $18.9 million, and $0.0 million, during 2010, 2009, and 2008, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid. In 2009, the Company received a tax refund of $1.4 million related to the exercise of stock options in prior years.

The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional federal and state tax liabilities in the range of $0.2 million to

$0.4 million exist. The Company has recorded $0.4 million relating to these additional federal and state income taxes. These amounts are included in income taxes payable at December 31, 2010 and 2009. The Company has included interest and penalties related to uncertain tax positions as a component of its provision for taxes.

11.          Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2010	2009	2008

Numerator:
Net income	$28,255	$27,503	$8,666
Denominator:
Weighted average number of common shares outstanding – Basic	19,032,557	19,061,321	20,069,200
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	266,636	259,735	15,400
Weighted average number of common shares outstanding – Diluted	19,299,193	19,321,056	20,084,600

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. The weighted average number of common shares outstanding decreased from the previous year in 2010 and 2009 as a result of the Company’s stock repurchase plans, which were authorized by the Board of Directors in 2008 and 2010. See Note 12 for further information.

The following average numbers of stock options are anti-dilutive and therefore are not included in the diluted earnings per share calculation:

Year ended December 31,	2010	2009	2008

Average number of stock options	-	456,250	1,282,250

There are no anti-dilutive stock options in 2010 because the closing price of the Company’s stock on December 31, 2010 exceeded the strike price of all outstanding options on that date.

12.          Stock Repurchases

In the third quarter of 2010 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
8/3/10-8/31/10	339,000	$14.08	339,000
9/1/10-9/22/10	73,000	$12.92	73,000
Total	412,000	$13.83	412,000	$10,000,000

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

At December 31, 2010, $10.0 million remained authorized for share repurchases.

13.          Compensation Plans

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

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, restricted stock units, and stock appreciation rights, any of which may or may not require the achievement of performance objectives. Vesting requirements are determined by the Compensation Committee or the Board of Directors. The Company reserved 2,550,000 shares for issuance under the 2007 SIP. At December 31, 2010, an aggregate of 1,535,000 shares remain available for grant under the Plan.

Compensation expense related to stock options is recognized based on the grant-date fair value of the awards estimated using the Black-Scholes option pricing model. Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock. The total stock-based compensation cost included in the Statements of Income was $2.6 million, $4.2 million and $0.4 million in 2010, 2009 and 2008, respectively. The 2009 expense was unusually high because performance based stock options and restricted stock units that had been granted over several years vested in 2009 as a result of the operating performance in 2009.

Stock Options

For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model and the assumptions set forth in the table below.

	2010	2009	2008
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.0%	41.0%	47.6%
Risk free rate of return	4.0%	4.0%	4.0%
Expected lives	6.7 years	8.0 years	7.5 years

The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

The following table summarizes the stock option activity of the Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2007	1,091,250	$9.44	$3.91	7.4
Granted	359,000	8.10	4.39	8.4
Exercised	-	-	-	-
Canceled	(30,000)	13.39	5.64	7.5
Outstanding at December 31, 2008	1,420,250	9.02	3.99	7.0
Granted	115,900	8.69	4.57	9.3
Exercised	(38,000)	8.73	2.56	4.1
Canceled	-	-	-	-
Outstanding at December 31, 2009	1,498,150	9.00	4.13	7.1
Granted	40,000	9.70	4.80	9.0
Exercised	(366,000)	8.11	3.15	4.5
Canceled	-	-	-	-
Outstanding at December 31, 2010	1,172,150	9.30	4.46	6.7
Exercisable Options Outstanding at December 31, 2010	878,150	9.46	4.51	6.6
Non-Vested Options Outstanding at December 31, 2010	294,000	$8.84	$4.34	6.8

At December 31, 2010, the aggregate intrinsic value of all options, including exercisable options, was $7.5 million.

At December 31, 2010, there was $1.4 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.0 years.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2008, 18,222 deferred stock awards were issued to non-employee directors that vested in April 2009.

In 2009, 13,360 deferred stock awards were issued to non-employee directors that vested in April 2010.

In 2010, 12,902 deferred stock awards were issued to non-employee directors that will vest in April 2011 and 17,331 deferred stock awards were issued to non-employee directors that will vest in April 2013.

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.3 million, $0.2 million and $0.2 million in 2010, 2009 and 2008, respectively.

Restricted Stock Units

Beginning in the second quarter of 2009, the Company began granting restricted stock units in lieu of incentive stock options to senior employees. The vesting of these RSU’s is dependent on the achievement of various corporate objectives established by the Compensation Committee of the Board of Directors.

During 2010, 76,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $1.1 million, all of which was recognized in 2010 because the performance objectives were attained and the awards became fully vested.

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

Year ended December 31,	2010	2009	2008
Net Sales
Firearms	$251,680	$266,566	$174,416
Castings
Unaffiliated	3,526	4,419	7,067
Intersegment	14,677	16,159	10,135
	18,203	20,578	17,202
Eliminations	(14,677)	(16,159)	(10,135)
	$255,206	$270,985	$181,483
Income (Loss) Before Income Taxes
Firearms	$48,160	$46,339	$18,614
Castings	(1,637)	(443)	(2,836)
Corporate	(2,374)	(1,536)	(1,800)
	$44,149	$44,360	$13,978
Identifiable Assets
Firearms	$82,179	$66,011	$63,042
Castings	4,683	4,643	4,842
Corporate	70,899	71,025	44,876
	$157,761	$141,679	$112,760
Depreciation
Firearms	$8,502	$6,561	$4,515
Castings	705	739	850
	$9,207	$7,300	$5,365
Capital Expenditures
Firearms	$18,904	$13,045	$8,972
Castings	505	774	516
	$19,409	$13,819	$9,488

In 2010, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-16%; Davidson’s-12%; Lipsey’s-11% and Sports South-11%.

In 2009, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-16%; Davidson’s-11%; Lipsey’s-11%; Sports South-11% and Big Rock-10%.

In 2008, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-17%; Lipsey’s-12%; Sports South-11% and Davidson’s-10%.

The Company’s assets are located entirely in the United States and domestic sales represent greater than 94% of total sales in 2010, 2009, and 2008.

15.          Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2010:

	Three Months Ended
	4/03/10	7/03/10	10/02/10	12/31/10
Net Sales	$68,276	$64,389	$58,401	$64,138
Gross profit	23,131	21,740	18,583	20,527
Net income	8,316	8,184	6,041	5,713
Basic earnings per share	0.44	0.43	0.32	0.30
Diluted earnings per share	$0.43	$0.42	$0.31	$.30

	Three Months Ended
	4/04/09	7/04/09	10/03/09	12/31/09
Net Sales	$63,529	$72,390	$71,186	$63,879
Gross profit	19,526	25,032	21,782	21,265
Net income	5,807	8,680	7,108	5,908
Basic earnings per share	0.30	0.46	0.37	0.31
Diluted earnings per share	$0.30	$0.45	$0.37	$0.30

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

17.          Contingent Liabilities

As of December 31, 2010, the Company was a defendant in approximately four (4) lawsuits and a counter-defendant in one lawsuit. The Company is aware of certain other such claims.

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

In addition to the foregoing, on August 18, 2009, the Company was served with a complaint captioned Steamfitters Local 449 Pension Fund, on Behalf of Itself and All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut. The complaint seeks unspecified damages for alleged violations of the Securities Exchange Act of 1934 and is a purported class action on behalf of purchasers of the Company’s common stock between April 23, 2007 and October 29, 2007. On October 9, 2009, the Company waived service of a complaint captioned Alan R. Herrett, Individually and On Behalf of All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut. This matter is based upon the same facts and basic allegations set forth in the Steamfitters Local 449 Pension Fund litigation. On October 12, 2009, a motion to consolidate the two actions was filed by counsel for the Steamfitters. On January 11, 2010, the court entered an order consolidating the two matters. A consolidated amended complaint was filed on March 11, 2010. The defendants, including the Company, filed a motion to dismiss on April 26, 2010 and plaintiffs filed a response on June 18, 2010. Defendants then filed a reply in support of the motion on July 19, 2010. Oral argument was held on November 22, 2010. On February 4, 2011, the Court entered an order granting the motion to dismiss in part and denying it in part. The matter is ongoing and no scheduling order has yet been entered.

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

The Company management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, it is not reasonably possible that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company’s financial results for a particular period.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.0 million and $7.7 million at December 31, 2010 and 2009, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2010 and 2009, the Company was a defendant in 1 and 3 lawsuits, respectively, involving its products and is aware of other such claims. As of December 31, 2010 and 2009, there were 1 and 2 ongoing lawsuits, respectively, from which the Company was dismissed, though the dismissals were not final. During the year ended December 31, 2010 and 2009, respectively, 0 and 2 claims were filed against the Company, 1 and 2 claims were dismissed, and 2 and 1 claims were settled.

The Company’s product liability expense was negligible in 2010, and $1.6 million in 2009. This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2010 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2008	$1,933	$176	$(358)	$(7)	$1,744

2009	1,744	873	(274)	(261)	2,082

2010	2,082	(834)	(64)	(162)	1,022

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2008	$176	$739	$915

2009	873	745	1,618

2010	(834)	843	9

Notes

(a)
The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)
The expense accrued in the liability is for legal fees only. In 2010, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

18.           Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of short-term investments, accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2010 and 2009 balance sheets approximate carrying values at those dates.

19.           Subsequent Events

In January, 2011 the Company repurchased 133,400 shares of its common stock, representing 0.7% of the then outstanding shares, in the open market at an average price of $14.98 per share. These purchases were made with cash held by the Company and no debt was incurred.

On February 15, 2011, the Company declared a dividend of 5.0¢ per share to shareholders of record on March 11, 2011.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2010 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31,

2010. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

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

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2011 Annual Meeting of Stockholders scheduled to be held April 27, 2011.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2011 Annual Meeting of Stockholders scheduled to be held April 27, 2011.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2011 Annual Meeting of Stockholders scheduled to be held April 27, 2011.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2011 Annual Meeting of Stockholders scheduled to be held April 27, 2011.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2011 Annual Meeting of Stockholders scheduled to be held April 27, 2011.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2011 Annual Meeting of Stockholders scheduled to be held April 27, 2011.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits and Financial Statement Schedules

	(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

	(2)	Schedules can be found on Page 82 of this Form 10-K

	(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

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

Exhibit 10.19
Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.20
Severance Agreement, dated as of April 10, 2008, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.21
Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.22
Severance Agreement, dated as of April 10, 2008, by and between the Company and Mark T. Lang (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.23
Severance Agreement, dated as of April 10, 2008, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.24
Severance Agreement, dated as of April 10, 2008, by and between the Company and Steven M. Maynard Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.25
Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.26
Severance Agreement, dated as of April 10, 2008, by and between the Company and Leslie M. Gasper (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.27
Agreement, dated as of April 10, 2008, by and between the Company and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 30, 2008).

Exhibit 10.28
Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2008).

Exhibit 10.29
First Amendment to Credit Agreement, dated as of December 15, 2008, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2008).

Exhibit 10.30
Second Amendment to Credit Agreement, dated December 11, 2009, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2009).

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

February 23, 2011
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ MICHAEL O. FIFER	2/23/11	/S/ JOHN A. COSENTINO, JR.	2/23/11
Michael O. Fifer Chief Executive Officer, Director (Principal Executive Officer)		John A. Cosentino, Jr. Director

/S/ JAMES E. SERVICE	2/23/11	/S/ RONALD C. WHITAKER	2/23/11
James E. Service Director		Ronald C. Whitaker Director

/S/ C. MICHAEL JACOBI	2/23/11	/S/ PHILLIP C. WIDMAN	2/23/11
C. Michael Jacobi Director		Phillip C. Widman Director

/S/ AMIR P. ROSENTHAL	2/23/11	/S/ THOMAS A. DINEEN	2/23/11
Amir P. Rosenthal Director		Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

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

Exhibit 10.19
Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.20
Severance Agreement, dated as of April 10, 2008, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.21
Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.22
Severance Agreement, dated as of April 10, 2008, by and between the Company and Mark T. Lang (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.23
Severance Agreement, dated as of April 10, 2008, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.24
Severance Agreement, dated as of April 10, 2008, by and between the Company and Steven M. Maynard Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

EXHIBIT INDEX (continued)

Exhibit 10.25
Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.26
Severance Agreement, dated as of April 10, 2008, by and between the Company and Leslie M. Gasper (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.27
Agreement, dated as of April 10, 2008, by and between the Company and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 30, 2008).

Exhibit 10.28
Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2008).

Exhibit 10.29
First Amendment to Credit Agreement, dated as of December 15, 2008, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2008).

Exhibit 10.30
Second Amendment to Credit Agreement, dated December 11, 2009, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2009).

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

YEAR ENDED DECEMBER 31, 2010

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)—Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts–Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2010	$209	$68				$277
Year ended December 31, 2009	$126	$92		$9	(a)	$209
Year ended December 31, 2008	$127			$1	(a)	$126

Allowance for discounts:
Year ended December 31, 2010	$492	$5,520		$5,385	(b)	$627
Year ended December 31, 2009	$449	$4,869		$4,826	(b)	$492
Year ended December 31, 2008	$233	$1,370		$1,154	(b)	$449

Excess and obsolete inventory reserve:
Year ended December 31, 2010	$2,727	$(1,057)		$125	(c)	$1,545
Year ended December 31, 2009	$3,569	$239		$1,081	(c)	$2,727
Year ended December 31, 2008	$4,143	$1,163		$1,737	(c)	$3,569

(a)           Accounts written off
(b)           Discounts taken
(c)           Inventory written off