Form 10-Q
period 2011-04-02
STURM RUGER & CO INC
filed 2011-04-26
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

 (Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes   [ X ]              No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   [ X ]              No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [   ]    Accelerated filer [ X ]    Non-accelerated filer [   ]    Smaller reporting company    [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [   ]              No   [ X ]

The number of shares outstanding of the issuer's common stock as of April 25, 2011: Common Stock, $1 par value –18,871,000.

INDEX

STURM, RUGER & COMPANY, INC.

PART I.

  FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

  18

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

  28

Item 4.

Controls and Procedures

  28

PART II.

    OTHER INFORMATION

Item 1.

Legal Proceedings

  29

Item 1A.

Risk Factors

  29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

  29

Item 3.

Defaults Upon Senior Securities

  30

Item 4.

Removed and Reserved

  30

Item 5.

Other Information

  30

Item 6.

Exhibits

  30

SIGNATURES

  31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	April 2, 2011	December 31, 2010
		(Note)

Assets

Current Assets
Cash and cash equivalents	$ 5,390	$ 5,132
Short-term investments	66,982	52,493
Trade receivables, net	30,430	31,565
Gross inventories	41,703	48,820
Less LIFO reserve	(36,858)	(37,448)
Less excess and obsolescence reserve	(1,297)	(1,545)
Net inventories	3,548	9,827

Deferred income taxes	5,312	4,780
Prepaid expenses and other current assets	957	1,427
Total Current Assets	112,619	105,224

Property, plant and equipment	154,519	150,379
Less allowances for depreciation	(110,218)	(107,458)
Net property, plant and equipment	44,301	42,921
Deferred income taxes	4,496	5,443
Other assets	5,098	4,173
Total Assets	$166,514	$157,761

Note:

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	April 2, 2011	December 31, 2010
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$19,953	$ 16,492
Product liability	749	449
Employee compensation and benefits	8,539	10,923
Workers’ compensation	4,750	4,893
Income taxes payable	3,521	582
Total Current Liabilities	37,512	33,339

Accrued pension liability	9,356	9,369
Product liability accrual	445	573

Contingent liabilities – Note 11	--	--
Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	--	--
Common Stock, par value $1:
Authorized shares – 40,000,000 2011 – 23,170,742 issued, 18,871,308 outstanding 2010 – 23,003,285 issued, 18,837,251 outstanding	23,171	23,003
Additional paid-in capital	9,428	9,885
Retained earnings	144,134	137,125
Less: Treasury stock – at cost 2011 – 4,299,434 shares 2010 – 4,166,034 shares	(37,884)	(35,885)
Accumulated other comprehensive loss	(19,648)	(19,648)
Total Stockholders’ Equity	119,201	114,480
Total Liabilities and Stockholders’ Equity	$166,514	$157,761

Note:

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	April 2, 2011	April 3, 2010

Net firearms sales	$74,441	$67,269
Net castings sales	1,000	1,007
Total net sales	75,441	68,276

Cost of products sold	51,446	45,145

Gross profit	23,995	23,131

Operating expenses:
Selling	6,912	5,899
General and administrative	4,625	3,932
Other operating expenses, net	-	400
Total operating expenses	11,537	10,231

Operating income	12,458	12,900

Other income:
Interest income (expense), net	50	(33)
Other income, net	106	127
Total other income, net	156	94

Income before income taxes	12,614	12,994

Income taxes	4,667	4,678

Net income	$7,947	$ 8,316

Basic earnings per share	$0.42	$0.44

Fully diluted earnings per share	$0.42	$0.43

Cash dividends per share	$0.05	$0.06

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2010	$23,003	$9,885	$137,125	$(35,885)	$(19,648)	$114,480

Net income and comprehensive income			7,947			7,947

Dividends paid			(938)			(938)

Recognition of stock-based compensation expense		459				459

Exercise of stock options and vesting of RSU’s		(1,995)				(1,995)

Tax benefit realized from exercise of stock options and vesting of RSU’s		1,247				1,247

Common stock issued – compensation plans	168	(168)				-

Repurchase of 133,400 shares of common stock				(1,999)		(1,999)

Balance at April 2, 2011	$ 23,171	$9,428	$144,134	$(37,884)	$(19,648)	$119,201

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	April 2, 2011	April 3, 2010

Operating Activities
Net income	$ 7,947	$ 8,316
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,930	2,135
Slow moving inventory valuation adjustment	(125)	(761)
Stock-based compensation	459	628
Loss (Gain) on sale of assets	(7)	(3)
Deferred income taxes	(1,556)	(408)
Changes in operating assets and liabilities:
Trade receivables	1,135	(2,566)
Inventories	6,404	3,258
Trade accounts payable and accrued expenses	3,319	(229)
Employee compensation and benefits	(2,384)	(4,607)
Product liability	172	(262)
Prepaid expenses, other assets and other liabilities	(472)	242
Income taxes payable	2,914	4,189
Cash provided by operating activities	20,736	9,932

Investing Activities
Property, plant and equipment additions	(4,306)	(5,696)
Proceeds from sale of assets	7	5
Purchases of short-term investments	(61,483)	(34,992)
Proceeds from maturities of short-term investments	46,994	32,498
Cash used for investing activities	(18,788)	(8,185)

Financing Activities
Tax benefit from exercise of stock options	1,247	33
Repurchase of common stock	(1,999)	-
Dividends paid	(938)	(1,146)
Cash used for financing activities	(1,690)	(1,113)

Increase in cash and cash equivalents	258	634

Cash and cash equivalents at beginning of period	5,132	5,008

Cash and cash equivalents at end of period	$ 5,390	$ 5,642

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended April 2, 2011 are not indicative of the results to be expected for the full year ending December 31, 2011. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for the three months ended April 2, 2011 were firearms sales, and approximately 1% was investment castings sales. Export sales represent approximately 5% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

Short-term Investments:

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

During the three month period ended April 2, 2011, inventory quantities were reduced. If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation continues to occur in 2011, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	April 2, 2011	December 31, 2010
Inventory at FIFO
Finished products	$ 3,094	$ 5,833
Materials and work in process	38,609	42,987
Gross inventories	41,703	48,820
Less: LIFO reserve	(36,858)	(37,448)
Less: excess and obsolescence reserve	(1,297)	(1,545)
Net inventories	$ 3,548	$ 9,827

NOTE 4 - LINE OF CREDIT

In December 2010, the Company renewed a $25 million credit facility with a bank. This facility is renewable annually and now terminates on December 12, 2011. Borrowings under this facility bear interest at LIBOR (0.78% at April 2, 2011) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At April 2, 2011 and December 31, 2010, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 5 - EMPLOYEE BENEFIT PLANS

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

Minimum contributions of approximately $2.5 million are required for the defined benefit plans for 2011. The Company contributed $2 million to the defined benefit plans in 2010. Contributions in the three months ended April 2, 2011 totaled $0.5 million.

The estimated cost of the frozen defined benefit plans for 2011 is insignificant.

The supplemental discretionary contributions to the 401(k) plan totaled $0.6 million and $0.4 million for the three months ended April 2, 2011 and April 3, 2010, respectively. The Company plans to contribute approximately $1.5 million to the plan during the remainder of 2011.

NOTE 6 - INCOME TAXES

The Company's 2010 and 2009 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The effective income tax rates for the three months ended April 2, 2011 and April 3, 2010 are 37.0% and 36.0%, respectively.

Income tax payments in the three months ended April 2, 2011 and April 3, 2010 totaled $0.1 million and $0.6 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2007.

The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.2 million to $0.4 million exist. The Company has recorded $0.4 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties. This amount is included in income taxes payable at April 2, 2011. The Company will include any future interest and penalties related to uncertain tax positions as a component of its provision for taxes.

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	April 2, 2011	April 3, 2010

Numerator:
Net income	$7,947	$8,316
Denominator:
Weighted average number of common shares outstanding – Basic	18,752,088	19,086,797
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	220,201	253,431
Weighted average number of common shares outstanding – Diluted	18,972,289	19,340,228

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. The weighted average number of common shares outstanding has decreased from the comparable prior year periods as a result of the Company’s stock repurchase plans. See Note 8 for further information.

The following average numbers of stock options are anti-dilutive and therefore are not included in the diluted earnings per share calculation:

	Three Months Ended
	April 2, 2011	April 3, 2010

Average number of stock options	-	256,250

NOTE 8 - STOCK REPURCHASES

In the first quarter of 2011 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
1/4/11-1/29/11	133,400	$14.94	133,400
Total	133,400	$14.94	133,400	$8,000,000

These purchases were made with cash held by the Company and no debt was incurred.

NOTE 9 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee or the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP of which 1,201,150 remain available for future grants as of April 2, 2011.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.5 million and $0.6 million for the three months ended April 2, 2011 and April 3, 2010, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2010	1,172,150	$9.30	$4.46
Granted	-	-	-
Exercised	(319,346)	$8.78	$4.21
Expired	-	-	-
Outstanding at April 2, 2011	852,804	$9.50	$4.56

The aggregate intrinsic value (mean market price at April 2, 2011 less the weighted average exercise price) of options outstanding under the plans was approximately $11.7 million.

Restricted Stock Units

Beginning in the second quarter of 2009, the Company began granting restricted stock units to senior employees in lieu of incentive stock options. These awards vest dependent on the achievement of various corporate objectives established by the Compensation Committee of the Board of Directors, and beginning in 2011 have a three year vesting period.

Restricted stock units issued during the three months ended April 2, 2011 were 333,850. Compensation costs related to these restricted stock units is $6.0 million. These costs are being recognized ratably over the vesting period of 36 months. Compensation cost related to restricted stock units was $0.5 million for the three months ended April 2, 2011 and $0.6 million for the three months ended April 3, 2010.

NOTE 10 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment manufactures and sells steel investment castings.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended
	April 2, 2011	April 3, 2010
Net Sales
Firearms	$74,441	$67,269
Castings
Unaffiliated	1,000	1,007
Intersegment	4,386	3,449
	5,386	4,456
Eliminations	(4,386)	(3,449)
	$75,441	$68,276

Income (Loss) Before Income Taxes
Firearms	$12,753	$13,034
Castings	(297)	(278)
Corporate	158	238
	$12,614	$12,994

	April 2, 2011	December 31, 2010
Identifiable Assets
Firearms	$75,901	$ 82,179
Castings	4,345	4,683
Corporate	86,268	70,899
	$166,514	$157,761

NOTE 11 - CONTINGENT LIABILITIES

As of April 2, 2011, the Company was a defendant in approximately four (4) lawsuits and is aware of certain other such claims.

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

The only remaining lawsuit of the second type is the lawsuit filed by the City of Gary (“the City”). The complaint in that case seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company’s products. Market share allegations have been held inapplicable by the Indiana Supreme Court.

The defendant Trade Association’s motion to dismiss for lack of personal jurisdiction was granted on October 12, 2000. The remaining defendants’ (manufacturers’ and retailers’) motions to dismiss were granted on January 21, 2001. The City filed a second amended complaint as a matter of right on January 22, 2001 and defendants renewed their motions to dismiss. On March 13, 2001, the trial court dismissed the City’s Second Amended Complaint on the bases expressed in its original dismissal order. On September 20, 2002, the Appellate Court affirmed dismissal of the City’s Complaint as to the manufacturers and some retailers, against whom no factual allegations of illegal conduct were pled.  On December 23, 2003, the Indiana Supreme Court reversed the appellate court and reinstated the case.

On November 23, 2005, a motion to dismiss was filed pursuant to the PLCAA. On October 23, 2006, Judge Pete issued an opinion holding the PLCAA unconstitutional as violating due process in its retroactive application and the separation of powers. Defendants filed a motion to the Court of Appeals asking that it accept interlocutory appeal. The motion was granted on February 15, 2007. On October 29, 2007, the Indiana Appellate Court affirmed, holding that the PLCAA does not apply to the City’s claims. A petition for rehearing was filed in the Appellate Court on November 28, 2007. The petition was denied on January 9, 2008. A Petition to Transfer to the Supreme Court of Indiana was filed on February 8, 2008. On January 12,

2009, the Indiana Supreme Court denied the Petition to Transfer. A Petition for Writ of Certiorari asking for review of the Indiana Court of Appeals decision was not filed.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to April 2, 2011 and determined that there were no such events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for the three months ended April 2, 2011 were firearms sales, and approximately 1% was investment castings sales. Export sales represent less than 5% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Product Demand

The estimated sell-through of the Company’s products from distributors to retailers in the first quarter of 2011 increased by approximately 12% from the first quarter of 2010 and 21% from the fourth quarter of 2010. National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) increased 13% from the first quarter of 2010 and decreased 7% from the fourth quarter of 2010.

We believe the increase in estimated sell-through from distributors to retailers from the first quarter of 2010 is likely due to the following factors:

•

Increased demand for handguns,

•

Several new products that were launched in the past year, including the LC9 pistol that was launched in January of 2011, that remain in strong demand, and

•

Increased manufacturing capacity for certain products in strong demand.

We believe the increase in estimated sell-through from distributors to retailers from the fourth quarter of 2010 is likely due to:

•

The success of our sales promotions that were in effect during January and February of 2011,

•

Normal, seasonal build-up of retailer inventories resulting from orders placed at annual distributor shows in the first quarter of 2011, and

•

Increased demand for handguns.

Estimated sell-through from distributors and total NICS background checks for the trailing five quarters follows:

	2011	2010
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	284,300	235,200	198,700	213,400	254,200

Total adjusted NICS Background Checks (thousands) (2)	2,739	2,933	2,117	1,961	2,425

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

(2)

While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

The adjusted NICS data presented above was derived by the National Shooting Sports Foundation (“NSSF”) by subtracting out NICS purpose code permit checks used by several states such as Kentucky and Utah for concealed carry (CCW) permit application checks as well as checks on active CCW permit databases. While not a direct correlation to firearms sales, the NSSF-adjusted NICS data provides a more accurate picture of current market conditions than raw NICS data.

The Company launched the new LC9 pistol and the new Gunsite Scout rifle in the first quarter of 2011. New product introductions, including the LC9 and the Scout rifle, remain a strong driver of demand and represented $20.8 million or 29% of sales in the first quarter of 2011.

Orders Received and Ending Backlog

The value of orders received and ending backlog, net of excise tax, for the trailing five quarters are as follows (in millions except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2011	2010
	Q1	Q4	Q3	Q2	Q1

Orders Received	$134.7	$63.3	$45.6	$38.7	$81.8

Average Sales Price of Orders Received	$268	$262	$291	$279	$270

Ending Backlog	$92.9	$34.9	$34.1	$44.9	$71.8

Average Sales Price of Ending Backlog	$279	$326	$342	$304	$299

Production

Total unit production in the first quarter of 2011 was consistent with the first quarter of 2010, and increased 11% from the fourth quarter of 2010. Production of most handguns was at full capacity in the first quarter of 2011. The production rate of most long guns varied frequently in the first quarter of 2011 as we tried to match production quantities to distributor sell-through to retailers.

For the remainder of 2011, the Company anticipates changing production rates less frequently in a more deliberate effort to “level load” production. The intention of this planned change in production volumes is to build finished goods inventory during the period when we expect lesser demand (typically the third quarter and the first half of the fourth quarter) so that we have more finished goods inventory available to ship during the period when we expect greater demand (typically the end of the fourth quarter and the first quarter). This is expected to reduce the amount of capital equipment needed to meet peak demand and enhance our sales opportunity during the peak period.

The Company continues to further implement lean manufacturing principles across its facilities. This ongoing process began in 2006, and includes initiatives such as the following:

•

transitioning from batch production to single-piece flow manufacturing,

•

refining existing cells and, where practical, consolidating smaller cells into value-stream super cells,

•

developing pull systems and managing vendors,

•

increasing capacity for the products with the greatest unmet demand, and

•

re-engineering mature-product designs for improved manufacturability.

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows:

	2011	2010
	Q1	Q4	Q3	Q2	Q1

Units Ordered	503,500	241,900	156,500	138,400	305,900

Units Produced	241,800	218,300	207,100	238,900	241,900

Units Shipped	251,800	236,200	204,200	225,500	237,300

Average Sales Price (3)	$292	$264	$277	$276	$279

Units on Backorder	332,700	106,800	99,800	147,900	239,900

(3)

Shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Inventories

The Company’s finished goods inventory decreased 9,900 units during the first quarter of 2011 and remains below optimal levels to support rapid order fulfillment. The Company anticipates that finished goods inventory could increase by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products decreased 32,400 units during the first quarter of 2011 and, in the Company’s opinion, are still below the optimal level to support rapid fulfillment of retailer demand. As our independent distributors continually attempt to increase their inventory turns without unduly hindering their ability to fulfill retail demand, distributor inventories of the Company’s products may increase at a slower rate than desired, or not at all. Distributor investments in other manufacturers’ products, some of which may not be turning as fast as the Company’s products turn, may further impede this inventory replenishment.

Inventory data for the trailing five quarters follows:

	2011	2010
	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	13,700	23,600	40,600	37,700	24,400

Units – Distributor Inventory (4)	65,300	97,700	96,700	91,200	79,100
Total inventory (5)	79,000	121,300	137,300	128,900	103,500

(4)

Distributor ending inventory as provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(5)

This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $75.4 million for the three months ended April 2, 2011. This represents an increase of $7.1 million or 10.5% from consolidated net sales of $68.3 million in the comparable prior year period.

Firearms net sales were $74.4 million for the three months ended April 2, 2011. This represents an increase of $7.1 million or 10.7% from firearms net sales of $67.3 million in the comparable prior year period.

Firearms unit shipments increased 6.2% for the three months ended April 2, 2011 from the comparable prior year period.

Casting net sales were $1.0 million for the three months ended April 2, 2011, consistent with the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $51.4 million for the three months ended April 2, 2011. This represents an increase of $6.3 million or 14.0% from consolidated cost of products sold of $45.1 million in the comparable prior year period.

Gross margin was 31.8% for the three months ended April 2, 2011. This represents a decrease from the gross margin of 33.9% in the three months ended April 3, 2010 as illustrated below (in thousands):

	Three Months Ended
	April 2, 2011		April 3, 2010

Net sales	$75,441	100.0%	$68,276	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	51,312	68.0%	45,711	67.0%
LIFO income	(590)	(0.7)%	(122)	(0.2)%
Overhead rate adjustments to inventory	158	0.2%	(394)	(0.6)%
Labor rate adjustments to inventory	156	0.2%	(55)	(0.1)%
Product liability	406	0.5%	(10)	-
Product recall	4	-	15	-
Total cost of products sold	51,446	68.2%	45,145	66.1%

Gross profit	$23,995	31.8%	$23,131	33.9%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall— During the three months ended April 2, 2011, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall increased as a percentage of sales by 1.0% compared with the comparable 2010 period. This increase was caused by an unfavorable shift in product mix from the comparable 2010 period.

LIFO— During the three months ended April 2, 2011, gross inventories decreased by $7.1 million. As a result, in the three months ended April 2, 2011 the Company recognized LIFO income resulting in decreased cost of products sold of $0.6 million. In the comparable 2010 period, gross inventories decreased $3.5 million and the Company recognized LIFO income resulting in decreased cost of products sold of $0.1 million.

Overhead Rate Adjustments— The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three months ended April 2, 2011, the Company was slightly more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $0.2 million. This decrease in inventory carrying values resulted in an increase to cost of products sold.

During the comparable period in 2010, the overhead rate used to absorb overhead into inventory increased, resulting in an increase in inventory value of $0.4 million, and a corresponding decrease to cost of products sold.

Labor Rate Adjustments— The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three months ended April 2, 2011, the Company was slightly more efficient in direct labor utilization and the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.2 million. This decrease in inventory carrying values resulted in an increase to cost of products sold.

During the comparable period in 2010, the labor rates used to absorb incurred labor expenses into inventory increased, resulting in an increase in inventory value of $0.1 million and a corresponding decrease to cost of products sold.

Product Liability— This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $0.4 million for the three months ended April 2, 2011. The negligible income in 2010 reflects favorable experience in product liability matters during the three months ended April 3, 2010. See Note 11 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Product Recalls— There have been no product recalls initiated since 2008. In 2008, the Company received a small number of reports from the field that its SR9 pistols, and later, its LCP pistols, could discharge if dropped onto a hard surface. The Company began recalling SR9 pistols in April 2008 and LCP pistols in October 2008 to offer free safety retrofits. The cost of these safety retrofit programs was negligible in the three months ended April 2, 2011 and the three months ended April 3, 2010. The Company believes that costs incurred for these ongoing retrofit programs will remain negligible in future periods.

Gross Profit— As a result of the foregoing factors, for the three months ended April 2, 2011, gross profit was $24.0 million, an increase of $0.9 million from the comparable prior year period, but a decrease from 33.9% of sales to 31.8% of sales.

Selling, General and Administrative

Selling, general and administrative expenses were $11.5 million for the three months ended April 2, 2011, an increase of $1.7 million from the comparable prior year period, and an increase from 14.4% of sales to 15.3% of sales. The increase in selling, general and administrative expense is attributable to increased promotional and advertising expenses.

Other Operating Expenses

In the three months ended April 3, 2010, the Company recognized an expense of $0.4 million related to its frozen defined benefit pension plans. No such expense was recorded in the three months ended April 2, 2011.

Other income

Other income was $0.2 million in the three months ended April 2, 2011 compared to $0.1 million in three months ended April 3, 2010.

Income Taxes and Net Income

The effective income tax rate in the three months ended April 2, 2011 was 37.0%, compared to 36.0% for the comparable prior year period. The increase in the income tax rate results from an increase in the estimated effective state tax rate.

As a result of the foregoing factors, consolidated net income was $7.9 million for the three months ended April 2, 2011. This represents a decrease of $0.4 million from consolidated net income of $8.3 million in the three months ended April 3, 2010.

Financial Condition

Liquidity

At the end of the first quarter of 2011, the Company’s cash, cash equivalents and short-term investments totaled $72.4 million. Our pre-LIFO working capital of $112.0 million, less the LIFO reserve of $36.9 million, resulted in working capital of $75.1 million and a current ratio of 3.0 to 1.

The Company expects to replenish its finished goods inventory to levels that will better serve our customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from current depressed levels. We anticipate that the cash required to fund this increase in finished goods inventory would be partially offset by a reduction in accounts receivable which would be expected during a period of reduced demand.

Operations

Cash provided by operating activities was $20.7 million for the three months ended April 2, 2011 compared to $9.9 million for the comparable prior year period. The increase in cash provided by operations is primarily attributable to a reduction in inventory and receivables in the three months ended April 2, 2011 compared to a lesser inventory reduction and an increase in receivables in the three months ended April 3, 2010.

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

Investing and Financing

Capital expenditures for the three months ended April 2, 2011 totaled $4.3 million. In 2011, the Company expects to spend approximately $15 million on capital expenditures to purchase tooling for new product introductions and to upgrade and modernize manufacturing equipment and information technology infrastructure. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

Dividends of $0.9 million were paid during the three months ended April 2, 2011. The amounts of these dividends were based on a percentage of operating profit after adjustment for certain items, the same approach used by the Company since 2009. Under this approach, the amount per share of the quarterly dividend fluctuates directly with certain operating results of the Company. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for cash. The Company has financed its dividends with cash provided by operations and current cash and short-term investments.

In November, 2010, the Board of Directors expanded the Company’s authorization to repurchase shares of its common stock from $4.3 million to $10 million. During the three months ended April 2, 2011, the Company repurchased 133,400 shares of its common stock for $2.0 million in the open market. The average price per share repurchased was $14.94. These repurchases were funded with cash on hand. As of April 2, 2011, $8.0 million remained available for future stock repurchases.

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

Minimum cash contributions of $1.7 million were required for the defined-benefit plans for 2010. The Company contributed $2 million to the defined-benefit plans in 2010.

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

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2010 Annual Report on Form 10-K filed on February 23, 2011, or the judgments affecting the application of those estimates and assumptions.

Forward-Looking Statements and Projections

The Company may, from time to time, make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company, the impact of future firearms control and environmental legislation, and accounting estimates, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 2, 2011.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 2, 2011, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 11 to this Form 10-Q report, which is incorporated herein by reference.

The Company has reported all cases instituted against it through December 31, 2010, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There was one lawsuit that was formally instituted against the Company during the three months ending April 2, 2011, captioned as Howard Cook, Jr. vs. Sturm, Ruger & Co, et al.

During the three months ending April 2, 2011, the previously reported case of Belmore v. Sturm, Ruger & Co., Inc. was settled.

Also during the three months ending April 2, 2011, the previously reported case of Sturm, Ruger & Co., Inc. v. U.S. Ordnance was settled, though the case has not yet been finally dismissed.

ITEM 1A.

RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2011 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
1/4/11-1/29/11	133,400	$14.94	133,400
Total	133,400	$14.94	133,400	$8,000,000

These purchases were made with cash held by the Company and no debt was incurred.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

REMOVED AND RESERVED

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

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 2, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: April 26, 2011	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer