Form 10-Q
period 2011-07-02
STURM RUGER & CO INC
filed 2011-07-27
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

 (Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  Yes    [ X ]               No    [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    [ X ]               No    [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  [    ]     Accelerated filer  [ X ]     Non-accelerated filer  [    ]     Smaller reporting company     [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    [    ]               No    [ X ]

The number of shares outstanding of the issuer's common stock as of July 26, 2011: Common Stock, $1 par value –18,910,000.

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

SIGNATURES

    31

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	July 2, 2011	December 31, 2010
		(Note)

Assets

Current Assets
Cash and cash equivalents	$12,038	$ 5,132
Short-term investments	64,493	52,493
Trade receivables, net	31,857	31,565
Gross inventories	42,291	48,820
Less LIFO reserve	(37,101)	(37,448)
Less excess and obsolescence reserve	(1,141)	(1,545)
Net inventories	4,049	9,827

Deferred income taxes	5,013	4,780
Prepaid expenses and other current assets	801	1,427
Total Current Assets	118,251	105,224

Property, plant and equipment	156,896	150,379
Less allowances for depreciation	(112,118)	(107,458)
Net property, plant and equipment	44,778	42,921
Deferred income taxes	4,099	5,443
Other assets	8,209	4,173
Total Assets	$175,337	$157,761

Note:

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	July 2, 2011	December 31, 2010
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$ 18,966	$ 16,492
Product liability	741	449
Employee compensation and benefits	10,343	10,923
Workers’ compensation	4,716	4,893
Income taxes payable	2,081	582
Total Current Liabilities	36,847	33,339

Accrued pension liability	9,355	9,369
Product liability accrual	415	573

Contingent liabilities – Note 11	--	--
Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	--	--
Common Stock, par value $1:
Authorized shares – 40,000,000 2011 – 23,209,472 issued, 18,910,038 outstanding 2010 – 23,003,285 issued, 18,837,251 outstanding	23,209	23,003
Additional paid-in capital	9,934	9,885
Retained earnings	153,109	137,125
Less: Treasury stock – at cost 2011 – 4,299,434 shares 2010 – 4,166,034 shares	(37,884)	(35,885)
Accumulated other comprehensive loss	(19,648)	(19,648)
Total Stockholders’ Equity	128,720	114,480
Total Liabilities and Stockholders’ Equity	$175,337	$157,761

Note:

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net firearms sales	$78,471	$63,621	$152,912	$130,891
Net castings sales	1,151	768	2,151	1,775
Total net sales	79,622	64,389	155,063	132,666

Cost of products sold	51,157	42,649	102,604	87,794

Gross profit	28,465	21,740	52,459	44,872

Operating expenses:
Selling	6,468	5,118	13,380	11,017
General and administrative	4,935	3,984	9,560	7,919
Other operating expenses, net	-	-	-	398
Total operating expenses	11,403	9,102	22,940	19,334

Operating income	17,062	12,638	29,519	25,538

Other income:
Interest expense, net	(13)	(24)	(33)	(57)
Other income, net	114	174	290	301
Total other income, net	101	150	257	244

Income before income taxes	17,163	12,788	29,776	25,782

Income taxes	6,350	4,604	11,017	9,281

Net income	$10,813	$ 8,184	$18,759	$16,501

Basic earnings per share	$0.57	$0.43	$1.00	$0.86

Fully diluted earnings per share	$0.56	$0.42	$0.99	$0.85

Cash dividends per share	$0.097	$0.093	$0.147	$0.153

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2010	$23,003	$9,885	$137,125	$(35,885)	$(19,648)	$114,480

Net income and comprehensive income			18,759			18,759

Dividends paid			(2,775)			(2,775)

Recognition of stock-based compensation expense		1,247				1,247

Exercise of stock options and vesting of RSU’s		(2,433)				(2,433)

Tax benefit realized from exercise of stock options and vesting of RSU’s		1,441				1,441

Common stock issued – compensation plans	206	(206)				-

Repurchase of 133,400 shares of common stock				(1,999)		(1,999)

Balance at July 2, 2011	$ 23,209	$9,934	$153,109	$(37,884)	$(19,648)	$128,720

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	July 2, 2011	July 3, 2010

Operating Activities
Net income	$18,759	$16,501
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,860	4,419
Slow moving inventory valuation adjustment	(176)	(314)
Stock-based compensation	1,247	908
Loss (Gain) on sale of assets	(7)	10
Deferred income taxes	1,111	1,920
Changes in operating assets and liabilities:
Trade receivables	(292)	2,666
Inventories	5,954	1,061
Trade accounts payable and accrued expenses	2,298	(2,946)
Employee compensation and benefits	(580)	(4,334)
Product liability	135	(896)
Prepaid expenses, other assets and other liabilities	(3,434)	1,296
Income taxes payable	1,499	(1,160)
Cash provided by operating activities	32,374	19,131

Investing Activities
Property, plant and equipment additions	(7,719)	(12,598)
Proceeds from sale of assets	16	16
Purchases of short-term investments	(47,496)	(76,977)
Proceeds from maturities of short-term investments	35,496	74,736
Cash used for investing activities	(19,703)	(14,823)

Financing Activities
Tax benefit from exercise of stock options	1,441	698
Repurchase of common stock Payment of employee withholding tax related to share-based compensation	(1,999) (2,432)	- (1,367)
Dividends paid	(2,775)	(2,940)
Cash used for financing activities	(5,765)	(3,609)

Increase in cash and cash equivalents	6,906	699

Cash and cash equivalents at beginning of period	5,132	5,008

Cash and cash equivalents at end of period	$12,038	$ 5,707

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods.  Operating results for the six months ended July 2, 2011 are not indicative of the results to be expected for the full year ending December 31, 2011.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 99% of the Company’s total sales for the three and six months ended July 2, 2011 were firearms sales, and approximately 1% was investment castings sales.  Export sales represent approximately 5% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

During the six month period ended July 2, 2011, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation continues to occur in 2011, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	July 2, 2011	December 31, 2010
Inventory at FIFO
Finished products	$ 3,247	$ 5,833
Materials and work in process	39,044	42,987
Gross inventories	42,291	48,820
Less: LIFO reserve	(37,101)	(37,448)
Less: excess and obsolescence reserve	(1,141)	(1,545)
Net inventories	$ 4,049	$ 9,827

NOTE 4 - LINE OF CREDIT

In December 2010, the Company renewed a $25 million credit facility with a bank. This facility is renewable annually and now terminates on December 12, 2011.  Borrowings under this facility bear interest at LIBOR (0.74% at July 2, 2011) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion.  At July 2, 2011 and December 31, 2010, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

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

Minimum contributions of approximately $2.5 million are required for the defined benefit plans for 2011.  The Company contributed $2.0 million to the defined benefit plans in 2010.  Contributions in the three and six months ended July 2, 2011 totaled $0.4 million and $0.9 million, respectively.

The estimated cost of the frozen defined benefit plans for 2011 is insignificant.

The supplemental discretionary contributions to the 401(k) plan totaled $0.5 million and $1.1 million for the three and six months ended July 2, 2011 and $0.5 million and $0.9 million for the three and six months ended July 3, 2010, respectively.  The Company plans to contribute approximately $1.0 million to the plan during the remainder of 2011.

NOTE 6 - INCOME TAXES

The Company's 2011 and 2010 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004.  The effective income tax rates for the three and six months ended July 2, 2011 and July 3, 2010 are 37.0% and 36.0%, respectively.

Income tax payments in the three and six months ended July 2, 2011 totaled $6.9 million and $7.0 million, respectively.  Income tax payments in the three and six months ended July 3, 2010 totaled $7.2 million and $7.8 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2007.

The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.2 million to $0.4 million exist.  The Company has recorded $0.4 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties.  This amount is included in income taxes payable at July 2, 2011. The Company will include any future interest and penalties related to uncertain tax positions as a component of its provision for taxes.

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Numerator:
Net income	$10,813	$8,184	$18,759	$16,501
Denominator:
Weighted average number of common shares outstanding – Basic	18,897,879	19,069,749	18,824,585	19,057,636
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	362,614	307,251	175,266	150,364
Weighted average number of common shares outstanding – Diluted	19,260,493	19,377,000	18,999,851	19,208,000

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. The weighted average number of common shares outstanding has decreased from the comparable prior year periods as a result of the Company’s stock repurchase plans. See Note 8 for further information.

There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - STOCK REPURCHASES

In the six months ended July 2, 2011 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
1/4/11-1/29/11	133,400	$14.94	133,400
Total	133,400	$14.94	133,400	$8,000,000

These purchases were made with cash held by the Company and no debt was incurred.

NOTE 9 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives.  Vesting requirements are determined by the Compensation Committee or the Board of Directors.  The Company has reserved 2,550,000 shares for issuance under the 2007 SIP of which 1,013,300 remain available for future grants as of July 2, 2011.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.8 million and $1.2 million for the three and six months ended July 2, 2011 respectively, and $0.3 million and $0.9 million for the three and six months ended July 3, 2010, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2010	1,172,150	$9.30	$4.46
Granted	-	-	-
Exercised	(411,210)	$9.51	$4.53
Expired	-	-	-
Outstanding at July 2, 2011	760,940	$9.18	$4.43

The aggregate intrinsic value (mean market price at July 2, 2011 less the weighted average exercise price) of options outstanding under the plans was approximately $9.8 million.

Restricted Stock Units

Beginning in the second quarter of 2009, the Company began granting restricted stock units to senior employees in lieu of incentive stock options. These awards vest dependent on the achievement of various corporate objectives established by the Compensation Committee of the Board of Directors, and beginning in 2011 have a three year vesting period.

Restricted stock units issued during the three and six months ended July 2, 2011 were 187,815 and 521,665, respectively.  Compensation costs related to these restricted stock units were $3.9 million and $10.4 million, respectively. These costs are being recognized ratably over the vesting period which range from three to five years.  Compensation cost related to restricted stock units was $0.6 million and $0.8 million for the three and six months ended July 2, 2011, respectively, and $0.1 million and $0.1 million for the three and six months ended July 3, 2010, respectively.

NOTE 10 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments:  firearms and investment castings.  The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States.  The investment castings segment manufactures and sells steel investment castings.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net Sales
Firearms	$78,471	$63,621	$152,912	$130,891
Castings
Unaffiliated	1,151	768	2,151	1,775
Intersegment	4,718	3,670	9,104	7,115
	5,869	4,438	11,255	8,890
Eliminations	(4,718)	(3,670)	(9,104)	(7,115)
	$79,622	$64,389	$155,063	$132,666

Income (Loss) Before Income Taxes
Firearms	$17,998	$12,690	$30,750	$25,912
Castings	(150)	(73)	(447)	(351)
Corporate	(685)	171	(527)	221
	$17,163	$12,788	$29,776	$25,782

	July 2, 2011	December 31, 2010
Identifiable Assets
Firearms	$80,047	$ 82,179
Castings	4,876	4,683
Corporate	90,414	70,899
	$175,337	$157,761

NOTE 11 - CONTINGENT LIABILITIES

As of July 2, 2011, the Company was a defendant in approximately three (3) lawsuits and is aware of certain other such claims.

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

The defendant Trade Associations’ motion to dismiss for lack of personal jurisdiction was granted on October 12, 2000. The remaining defendants’ (manufacturers’ and retailers’) motions to dismiss were granted on January 21, 2001. The City filed a second amended complaint as a matter of right on January 22, 2001 and defendants renewed their motions to dismiss. On March 13, 2001, the trial court dismissed the City’s Second Amended Complaint on the bases expressed in its original dismissal order. On September 20, 2002, the Appellate Court affirmed dismissal of the City’s Complaint as to the manufacturers and some retailers, against whom no factual allegations of illegal conduct were pled.  On December 23, 2003, the Indiana Supreme Court reversed the appellate court and reinstated the case.

On November 23, 2005, a motion to dismiss was filed pursuant to the Protection of Lawful Commerce in Arms Act (“PLCAA”). On October 23, 2006, Judge Pete issued an opinion holding the PLCAA unconstitutional as violating due process in its retroactive application and the separation of powers. Defendants filed a motion to the Court of Appeals asking that it accept interlocutory appeal. The motion was granted on 02/15/07. On October 29, 2007, the Indiana Appellate Court affirmed, holding that the PLCAA does not apply to the City’s claims. A petition for rehearing was filed in the Appellate Court on November

28, 2007. The petition was denied on January 9, 2008. A Petition to Transfer to the Supreme Court of Indiana was filed on February 8, 2008. On January 12, 2009, the Indiana Supreme Court denied the Petition to Transfer.  A Petition for Writ of Certiorari asking for review of the Indiana Court of Appeals decision was not filed.

In addition to the foregoing, on August 18, 2009, the Company was served with a complaint captioned Steamfitters Local 449 Pension Fund, on Behalf of Itself and All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut. The complaint seeks unspecified damages for alleged violations of the Securities Exchange Act of 1934 and is a purported class action on behalf of purchasers of the Company’s common stock between April 23, 2007 and October 29, 2007. On October 9, 2009, the Company waived service of a complaint captioned Alan R. Herrett, Individually and On Behalf of All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. pending in the United States District Court for the District of Connecticut.  This matter is based upon the same facts and basic allegations set forth in the Steamfitters Local 449 Pension Fund litigation. On October 12, 2009, a motion to consolidate the two actions was filed by counsel for the Steamfitters. On January 11, 2010, the court entered an order consolidating the two matters. A consolidated amended complaint was filed on March 11, 2010. The defendants, including the Company, filed a motion to dismiss on April 26, 2010 and plaintiffs filed a response on June 18, 2010. Defendants then filed a reply in support of the motion on July 19, 2010. Oral argument was held on November 22, 2010. On February 4, 2011, the Court entered an order granting the motion to dismiss in part and denying it in part. The matter is ongoing.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to July 2, 2011 and determined that there were no such events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for the three and six months ended July 2, 2011 were firearms sales, and approximately 1% was investment castings sales. Export sales represent approximately 5% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

The Company also manufactures investment castings made from steel alloys for internal use in its firearms and utilizes excess investment casting capacity to manufacture and sell castings to unaffiliated, third-party customers.

Orders of many models of firearms from the independent distributors tend to be stronger in the first quarter of the year and weaker in the third quarter of the year. This is due in part to the timing of the distributor show season, which occurs during the first quarter.

Results of Operations

Product Demand

The estimated sell-through of the Company’s products from distributors to retailers in the second quarter of 2011 increased by approximately 24% from the second quarter of 2010. The estimated sell-through of the Company’s products from distributors to retailers in the first half of 2011 increased by approximately 17% from the first half of 2010.

National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) for both the second quarter of 2011 and the first half of 2011 increased 13% from the comparable prior year periods.

We believe the increase in estimated sell-through from distributors to retailers in both the second quarter and first half of 2011 is likely due to the following factors:

•

Increased demand for handguns,

•

Popularity of several new products that were launched in the past year, including the LC9 pistol that was launched in January of 2011, the SR1911 pistol launched in May 2011, and the Single-Ten revolver and the SR40c launched in June 2011, and

•

Increased manufacturing capacity for certain products in strong demand.

Estimated sell-through from distributors and total NICS background checks for the trailing six quarters follows:

	2011		2010
	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	264,400	284,300	235,200	198,700	213,400	254,200

Total adjusted NICS Background Checks (thousands) (2)	2,220	2,739	2,933	2,117	1,961	2,425

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

The adjusted NICS data presented above was derived by the National Shooting Sports Foundation (“NSSF”) by subtracting out NICS checks that are not directly related to the sale of a firearm, including checks used for concealed carry (CCW) permit application checks as well as checks on active CCW permit databases. While not a direct correlation to firearms sales, the NSSF-adjusted NICS data provides a more accurate picture of current market conditions than raw NICS data.

The Company launched the new SR1911 pistol, the Single-Ten revolver, and the new SR40c pistol in the second quarter of 2011. New product introductions, including the SR1911 pistol, the Single-Ten revolver, and the SR40c pistol, remain a strong driver of demand and represented $26.7 million or 34% of sales in the second quarter of 2011, and $47.6 million or 31% of sales in the six months ended July 2, 2011.

Orders Received and Ending Backlog

The value of orders received and ending backlog, net of excise tax, for the trailing six quarters are as follows (in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2011		2010
	Q2	Q1	Q4	Q3	Q2	Q1

Orders Received	$81.4	$134.7	$63.3	$45.6	$38.7	$81.8

Average Sales Price of Orders Received	$309	$268	$262	$291	$279	$270

Ending Backlog	$97.4	$92.9	$34.9	$34.1	$44.9	$71.8

Average Sales Price of Ending Backlog	$309	$279	$326	$342	$304	$299

Production

Total unit production in the second quarter of 2011 increased 18% from the second quarter of 2010 and 16% from the first quarter of 2011. The increased production was due in part to the Company’s previously disclosed strategy of changing production rates less frequently in 2011 in a more deliberate effort to “level load” production throughout the year.

The intention of this planned change in production volumes is to build finished goods inventory during the period when we expect lesser demand (typically the third quarter and the first half of the fourth quarter) so that we have more finished goods inventory available to ship during the period when we expect greater demand (typically the end of the fourth quarter and the first quarter). This should allow us to optimize the annual production of our manufacturing plants and enhance our sales opportunity during the peak sales period.

The Company continues to further implement lean manufacturing principles across its facilities. This ongoing process began in 2006, and includes the following current initiatives:

•

transitioning from batch production to single-piece flow manufacturing,

•

refining existing cells and, where practical, consolidating smaller cells into value-stream super cells,

•

developing pull systems and managing vendors,

•

increasing capacity for the products with the greatest unmet demand, and

•

re-engineering mature product designs for improved manufacturability.

The Company is transitioning to a new enterprise resource planning (ERP) system and expects to have the new system implemented by January 2012.

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows:

	2011		2010
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	263,500	503,500	241,900	156,500	138,400	305,900

Units Produced	281,200	241,800	218,300	207,100	238,900	241,900

Units Shipped	279,600	251,800	236,200	204,200	225,500	237,300

Average Sales Price (3)	$277	$292	$264	$277	$276	$279

Units on Backorder	315,500	332,700	106,800	99,800	147,900	239,900

(3)

Net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Inventories

The Company’s finished goods inventory increased 1,800 units during the second quarter of 2011 and remains below optimal levels to support rapid fulfillment of distributor demand. The Company anticipates that finished goods inventory could increase by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products increased 15,200 units during the second quarter of 2011 and, in the Company’s opinion, are still below the optimal level to support rapid fulfillment of retailer demand. As the independent distributors continually attempt to increase their inventory turns without unduly hindering their ability to fulfill retail demand, distributor inventories of the Company’s products may increase at a slower rate than desired, or not at all.  Distributor investments in other manufacturers’ products, some of which may not be turning as fast as the Company’s products turn, may further impede this inventory replenishment.

Inventory data for the trailing six quarters follows:

	2011		2010
	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	15,500	13,700	23,600	40,600	37,700	24,400

Units – Distributor Inventory (4)	80,500	65,300	97,700	96,700	91,200	79,100
Total inventory (5)	96,000	79,000	121,300	137,300	128,900	103,500

(4)

Distributor ending inventory as provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(5)

This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $79.6 million for the three months ended July 2, 2011. This represents an increase of $15.2 million or 23.7% from consolidated net sales of $64.4 million in the comparable prior year period.

For the six months ended July 2, 2011, consolidated net sales were $155.1 million, an increase of $22.4 million or 16.9% from sales of $132.7 million in the comparable 2010 period.

Firearms net sales were $78.5 million for the three months ended July 2, 2011. This represents an increase of $14.9 million or 23.3% from firearms net sales of $63.6 million in the comparable prior year period.

For the six months ended July 2, 2011, firearms net sales were $152.9 million. This represents an increase of $22.0 million or 16.8% from firearms net sales of $130.9 million in the comparable 2010 period.

Firearms unit shipments increased 24.0% and 14.8% for the three and six months ended July 2, 2011 from the comparable prior year periods.

Casting net sales were $1.2 million for the three months ended July 2, 2011, an increase of $0.4 million or 49.9% from castings net sales of $0.8 million in the comparable prior year period.

For the six months ended July 2, 2011, casting net sales were $2.2 million. This represents an increase of $0.4 million or 21.2% from casting net sales of $1.8 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $51.2 million for the three months ended July 2, 2011. This represents an increase of $8.5 million or 19.9% from consolidated cost of products sold of $42.6 million in the comparable prior year period.

For the six months ended July 2, 2011, consolidated cost of products sold was $102.6 million. This represents an increase of $14.8 million or 16.9% from consolidated cost of products sold of $87.8 million in the comparable prior year period.

Gross margin was 35.8% and 33.8% for the three and six months ended July 2, 2011. This represents an increase from the gross margin of 33.8% in the three months ended July 3, 2010 and remains unchanged from the six months ended July 3, 2010 as illustrated below (in thousands):

	Three Months Ended
	July 2, 2011		July 3, 2010

Net sales	$79,622	100.0%	$64,389	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	50,235	63.1%	43,204	67.1%
LIFO expense (income)	338	0.4%	(286)	(0.5)%
Overhead rate adjustments to inventory	314	0.4%	62	0.1%
Labor rate adjustments to inventory	96	0.1%	(78)	(0.1)%
Product liability	174	0.2%	(253)	(0.4)%
Total cost of products sold	51,157	64.2%	42,649	66.2%

Gross profit	$28,465	35.8%	$21,740	33.8%

	Six Months Ended
	July 2, 2011		July 3, 2010

Net sales	$155,063	100.0%	$132,666	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	101,552	65.5%	88,930	67.0%
LIFO expense (income)	(252)	(0.2)%	(407)	(0.3)%
Overhead rate adjustments to inventory	472	0.3%	(332)	(0.2)%
Labor rate adjustments to inventory	252	0.2%	(134)	(0.1)%
Product liability	580	0.4%	(263)	(0.2)%
Total cost of products sold	102,604	66.2%	87,794	66.2%

Gross profit	$52,459	33.8%	$44,872	33.8%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability— During the three and six months ended July 2, 2011, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 4.0% and 1.5%, respectively, compared with the comparable 2010 periods. These decreases were caused by:

•

The significantly increased sales which allowed the leveraging of fixed costs

•

Improvement in variable cost productivity, and

•

Increased production and sales of higher margin products with strong demand.

LIFO— During the three months ended July 2, 2011, gross inventories increased by $0.6 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.3 million. In the comparable 2010 period, gross inventories decreased $1.9 million and the Company recognized LIFO income resulting in decreased cost of products sold of $0.3 million.

During the six months ended July 2, 2011, gross inventories decreased by $6.5 million and the Company recognized LIFO income resulting in decreased cost of products sold of $0.3 million. In the comparable 2010 period, gross inventories decreased $1.6 million and the Company recognized LIFO income resulting in decreased cost of products sold of $0.4 million.

Overhead Rate Adjustments— The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and six months ended July 2, 2011, the Company was more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in decreases in inventory value of $0.3 million and $0.5 million, respectively. These decreases in inventory carrying values resulted in increases to cost of products sold.

During the three months ended July 3, 2010, the overhead rate used to absorb overhead into inventory decreased slightly, resulting in a decrease in inventory value of $0.1 million, and a corresponding increase to cost of products sold. During the six months ended July 3, 2010, the overhead rate used to absorb overhead into inventory increased, resulting in an increase in inventory value of $0.3 million, and a corresponding decrease to cost of products sold.

Labor Rate Adjustments— The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three and six months ended July 2, 2011, the Company was more efficient in direct labor utilization and the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in decreases in inventory value of $0.1 million and $0.3 million, respectively. These decreases in inventory carrying values resulted in increases to cost of products sold.

During the three and six months ended July 3, 2010, the labor rates used to absorb incurred labor expenses into inventory increased, resulting in increases in inventory value of $0.1 million and corresponding decreases to cost of products sold in both periods.

Product Liability— This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $0.2 million and $0.6 million for the three and six months ended July 2, 2011, respectively. The income in 2010 reflects favorable experience in product liability matters during the first half of 2010. See Note 11 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit— As a result of the foregoing factors, for the three months ended July 2, 2011, gross profit was $28.5 million, an increase of $6.8 million from $21.7 million in the comparable prior year period. Gross profit as a percentage of sales increased to 35.8% in the three months ended July 2, 2011 from 33.8% in the comparable prior year period.

For the six months ended July 2, 2011, gross profit was $52.5 million, an increase of $7.6 million from $44.9 million in the comparable prior year period.  Gross profit as a percentage of sales was 33.8% for both six month periods.

Selling, General and Administrative

Selling, general and administrative expenses were $11.4 million and $22.9 for the three and six months ended July 2, 2011, an increase of $2.3 million and $3.6 from the comparable prior year periods, and an increase from 14.1% and 14.6% of sales to 14.3% and 14.8% of sales. The increase in selling, general and administrative expense is attributable to the following:

•

increased promotional and advertising expenses, including the Million Gun Challenge to benefit the National Rifle Association,

•

increased equity-based compensation, and

•

increased expenses related to the implementation of a new information technology infrastructure.

Other Operating Expenses

In the six months ended July 2, 2010, the Company recognized an expense of $0.4 million related to its frozen defined benefit pension plans. No such expense was recorded in the six months ended July 2, 2011.

Other income

Other income was $0.1 million and $0.3 million in the three and six months ended July 2, 2011 compared to $0.2 million and $0.2 million in three and six months ended July 3, 2010, respectively.

Income Taxes and Net Income

The effective income tax rate in the three and six months ended July 2, 2011 was 37.0%, compared to 36.0% for the comparable prior year period. The increase in the income tax rate results from an increase in the estimated effective state tax rate.

As a result of the foregoing factors, consolidated net income was $10.8 million and $18.8 million for the three and six months ended July 2, 2011, respectively. This represents an increase of $2.6 million and $2.3 million from consolidated net income of $8.2 million and $16.5 million in the three and six months ended July 3, 2010, respectively.

Financial Condition

Liquidity

At the end of the second quarter of 2011, the Company’s cash, cash equivalents and short-term investments totaled $76.5 million. Our pre-LIFO working capital of $118.5 million, less the LIFO reserve of $37.1 million, resulted in working capital of $81.4 million and a current ratio of 3.2 to 1.

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

Operations

Cash provided by operating activities was $32.4 million for the six months ended July 2, 2011 compared to $19.1 million for the comparable prior year period. The increase in cash provided by operations is primarily attributable to a greater reduction in inventory in the six months ended July 2, 2011 compared to the six months ended July 3, 2010 and increased payables and accrued expenses at July 2, 2011 due in part to the new schedule of Federal excise tax payments that was effective in the latter half of 2010.

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

Investing and Financing

Capital expenditures for the six months ended July 2, 2011 totaled $7.7 million. In 2011, the Company expects to spend approximately $15 million on capital expenditures to purchase tooling and fixtures for new product introductions, to increase production capacity, and to upgrade and modernize manufacturing equipment and its information technology infrastructure.  The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

Dividends of $2.8 million were paid during the six months ended July 2, 2011. The amounts of these dividends were based on a percentage of operating profit after adjustment for certain items, the same approach used by the Company since 2009. Under this approach, the amount per share of the quarterly dividend fluctuates directly with certain operating results of the Company. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for cash. The Company has financed its dividends with cash provided by operations and current cash and short-term investments.

In October, 2010, the Board of Directors expanded the Company’s authorization to repurchase shares of its common stock from $4.3 million to $10 million. During the six months ended July 2, 2011, the Company repurchased 133,400 shares of its common stock for $2.0 million in the open market. The average price per share repurchased was $14.94.  These repurchases were funded with cash on hand. As of July 2, 2011, $8.0 million remained available for future stock repurchases.

During the second quarter of 2011, the Company made a $969,000 minority investment in a pepper spray company in which it now has a 12% interest. This investment is included in Other Assets on the balance sheet.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 2, 2011.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2011, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has reported all cases instituted against it through April 2, 2011, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

No cases were formally instituted against the Company during the three months ending July 2, 2011.

During the three months ending July 2, 2011, the previously reported case of Southport Post Road Limited Partnership v. Sturm, Ruger & Co., Inc. was resolved in favor of the Company at trial.

ITEM 1A.

RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the six months ended July 2, 2011 the Company repurchased shares of its common stock. Details of these purchases are as follows:

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

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JULY 2, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: July 27, 2011	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer