Form 10-Q
period 2011-10-01
STURM RUGER & CO INC
filed 2011-11-02
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  Yes    [ X ]            No    [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    [ X ]               No    [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  [    ] Accelerated filer  [ X ]     Non-accelerated filer  [    ]     Smaller reporting company     [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    [    ]               No    [ X ]

The number of shares outstanding of the issuer's common stock as of October 24, 2011: Common Stock, $1 par value –19,038,055.

INDEX

STURM, RUGER & COMPANY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	October 1, 2011	December 31, 2010
		(Note)

Assets

Current Assets
Cash and cash equivalents	$ 53,344	$ 5,132
Short-term investments	25,998	52,493
Trade receivables, net	33,421	31,565
Gross inventories	46,137	48,820
Less LIFO reserve	(37,101)	(37,448)
Less excess and obsolescence reserve	(1,281)	(1,545)
Net inventories	7,755	9,827

Deferred income taxes	4,871	4,780
Prepaid expenses and other current assets	1,355	1,427
Total Current Assets	126,744	105,224

Property, plant and equipment	160,568	150,379
Less allowances for depreciation	(114,267)	(107,458)
Net property, plant and equipment	46,301	42,921
Deferred income taxes	3,976	5,443
Other assets	8,654	4,173
Total Assets	$185,675	$157,761

Note:

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	October 1, 2011	December 31, 2010
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$ 19,790	$ 16,492
Product liability	1,062	449
Employee compensation and benefits	11,930	10,923
Workers’ compensation	4,466	4,893
Income taxes payable	1,729	582
Total Current Liabilities	38,977	33,339

Accrued pension liability	9,366	9,369
Product liability accrual	414	573

Contingent liabilities – Note 11	--	--
Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	--	--
Common Stock, par value $1:
Authorized shares – 40,000,000 2011 – 23,337,489 issued, 19,038,055 outstanding 2010 – 23,003,285 issued, 18,837,251 outstanding	23,337	23,003
Additional paid-in capital	9,966	9,885
Retained earnings	161,147	137,125
Less: Treasury stock – at cost 2011 – 4,299,434 shares 2010 – 4,166,034 shares	(37,884)	(35,885)
Accumulated other comprehensive loss	(19,648)	(19,648)
Total Stockholders’ Equity	136,918	114,480
Total Liabilities and Stockholders’ Equity	$185,675	$157,761

Note:

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net firearms sales	$79,214	$57,505	$232,126	$188,396
Net castings sales	1,298	896	3,449	2,671
Total net sales	80,512	58,401	235,575	191,067

Cost of products sold	51,385	39,818	153,989	127,613

Gross profit	29,127	18,583	81,586	63,454

Operating expenses:
Selling	6,581	5,194	19,961	16,211
General and administrative	5,659	4,080	15,218	11,999
Other operating expenses, net	-	-	-	398
Total operating expenses	12,240	9,274	35,179	28,608

Operating income	16,887	9,309	46,407	34,846

Other income:
Interest expense, net	(21)	(18)	(54)	(75)
Other income, net	177	148	466	449
Total other income, net	156	130	412	374

Income before income taxes	17,043	9,439	46,819	35,220

Income taxes	6,306	3,398	17,323	12,679

Net income	$10,737	$ 6,041	$29,496	$22,541

Basic earnings per share	$0.57	$0.32	$1.56	$1.18

Fully diluted earnings per share	$0.56	$0.31	$1.55	$1.17

Cash dividends per share	$0.142	$0.100	$0.289	$0.253

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2010	$23,003	$9,885	$137,125	$(35,885)	$(19,648)	$114,480

Net income and comprehensive income			29,496			29,496

Dividends paid			(5,474)			(5,474)

Recognition of stock-based compensation expense		2,110				2,110

Exercise of stock options and vesting of RSU’s		(4,782)				(4,782)

Tax benefit realized from exercise of stock options and vesting of RSU’s		3,087				3,087

Common stock issued – compensation plans	334	(334)				-

Repurchase of 133,400 shares of common stock				(1,999)		(1,999)
Balance at October 1, 2011	$ 23,337	$9,966	$161,147	$(37,884)	$(19,648)	$136,918

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	October 1, 2011	October 2, 2010

Operating Activities
Net income	$29,496	$ 22,541
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,792	6,863
Slow moving inventory valuation adjustment	(35)	(692)
Stock-based compensation	2,110	1,711
Loss (Gain) on sale of assets	(82)	5
Deferred income taxes	1,376	649
Changes in operating assets and liabilities:
Trade receivables	(1,856)	(885)
Inventories	2,107	(165)
Trade accounts payable and accrued expenses	2,870	(1,477)
Employee compensation and benefits	1,007	(3,905)
Product liability	454	(995)
Prepaid expenses, other assets and other liabilities	(4,419)	933
Income taxes payable	1,147	(1,085)
Cash provided by operating activities	42,967	23,498

Investing Activities
Property, plant and equipment additions	(12,209)	(16,416)
Proceeds from sale of assets	127	21
Purchases of short-term investments	(122,978)	(112,473)
Proceeds from maturities of short-term investments	149,473	115,722
Cash provided by (used for) investing activities	14,413	(13,146)

Financing Activities
Tax benefit from exercise of stock options	3,087	698
Repurchase of common stock Payment of employee withholding tax related to share-based compensation	(1,999) (4,782)	(5,717 -)
Dividends paid	(5,474)	(4,849)
Cash used for financing activities	(9,168)	(9,868

Increase in cash and cash equivalents	48,212	484

Cash and cash equivalents at beginning of period	5,132	5,008

Cash and cash equivalents at end of period	$ 53,344	$ 5,492

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods.  Operating results for the nine months ended October 1, 2011 are not indicative of the results to be expected for the full year ending December 31, 2011.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 99% of the Company’s total sales for the three and nine months ended October 1, 2011 were firearms sales, and approximately 1% was investment castings sales.  Export sales represent approximately 5% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

During the nine month period ended October 1, 2011, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2011, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	October 1, 2011	December 31, 2010
Inventory at FIFO
Finished products	$ 5,190	$ 5,833
Materials and work in process	40,947	42,987
Gross inventories	46,137	48,820
Less: LIFO reserve	(37,101)	(37,448)
Less: excess and obsolescence reserve	(1,281)	(1,545)
Net inventories	$ 7,755	$ 9,827

NOTE 4 - LINE OF CREDIT

In December 2010, the Company renewed a $25 million credit facility with a bank. This facility is renewable annually and now terminates on December 12, 2011.  Borrowings under this facility bear interest at LIBOR (0.84% at October 1, 2011) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion.  At October 1, 2011 and December 31, 2010, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

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

Minimum contributions of approximately $2.5 million are required for the defined benefit plans for 2011.  The Company contributed $2.0 million to the defined benefit plans in 2010.  Contributions in the three and nine months ended October 1, 2011 totaled $0.5 million and $1.4 million, respectively.

The estimated cost of the frozen defined benefit plans for 2011 is insignificant.

The supplemental discretionary contributions to the 401(k) plan totaled $0.5 million and $1.6 million for the three and nine months ended October 1, 2011, respectively, and $0.4 million and $1.4 million for the three and nine months ended October 2, 2010, respectively.  The Company plans to contribute approximately $0.5 million to the plan during the remainder of 2011.

NOTE 6 - INCOME TAXES

The Company's 2011 and 2010 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004.  The effective income tax rates for the three and nine months ended October 1, 2011 and October 2, 2010 are 37.0% and 36.0%, respectively.

Income tax payments in the three and nine months ended October 1, 2011 totaled $4.7 million and $11.7 million, respectively.  Income tax payments in the three and nine months ended October 2, 2010 totaled $3.6 million and $11.5 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2007.

The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. However, the Company anticipates that it is more likely than not that additional state tax liabilities in the range of $0.2 million to $0.4 million exist.  The Company has recorded $0.4 million relating to these additional state income taxes, including approximately $0.2 million for the payment of interest and penalties.  This amount is included in income taxes payable at October 1, 2011. The Company will include any future interest and penalties related to uncertain tax positions as a component of its provision for taxes.

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Numerator:
Net income	$10,737	$6,041	$29,496	$22,541
Denominator:
Weighted average number of common shares outstanding – Basic	18,978,755	19,019,011	18,875,788	19,100,361
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	317,425	248,402	141,944	211,846
Weighted average number of common shares outstanding – Diluted	19,296,180	19,267,413	19,017,732	19,312,207

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

NOTE 8 - STOCK REPURCHASES

In the nine months ended October 1, 2011 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
1/4/11-1/29/11	133,400	$14.94	133,400
Total	133,400	$14.94	133,400	$8,000,000

These purchases were made with cash held by the Company and no debt was incurred.

NOTE 9 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives.  Vesting requirements are determined by the Compensation Committee or the Board of Directors.  The Company has reserved 2,550,000 shares for issuance under the 2007 SIP of which 1,013,300 remain available for future grants as of October 1, 2011.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.9 million and $2.1 million for the three and nine months ended October 1, 2011, respectively, and $0.8 million and $1.7 million for the three and nine months ended October 2, 2010, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2010	1,172,150	$9.30	$4.46
Granted	-	-	-
Exercised	(738,436)	$9.80	$4.59
Expired	-	-	-
Outstanding at October 1, 2011	433,714	$8.45	$4.24

The aggregate intrinsic value (mean market price at October 1, 2011 less the weighted average exercise price) of options outstanding under the plans was approximately $7.6 million.

Restricted Stock Units

Beginning in the second quarter of 2009, the Company began granting restricted stock units to senior employees in lieu of incentive stock options. These awards vest dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors.  Beginning in 2011, a three year vesting period was added to the performance criteria, which had the effect of requiring both the achievement of the corporate performance objectives and the satisfaction of the vesting period.

Restricted stock units issued during the three and nine months ended October 1, 2011 were 13,254 and 534,919, respectively.  Total compensation costs related to these restricted stock units are $0.4 million and $10.8 million, respectively. These costs are being recognized ratably over the vesting period which range from three to five years.  Compensation cost related to restricted stock units was $0.7 million and $3.0 million for the three and nine months ended October 1, 2011, respectively, and $0.6 million and $0.7 million for the three and nine months ended October 2, 2010, respectively.

NOTE 10 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments:  firearms and investment castings.  The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a select number of independent wholesale distributors primarily located in the United States.  The investment castings segment manufactures and sells steel investment castings.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net Sales
Firearms	$79,214	$57,505	$232,126	$188,396
Castings
Unaffiliated	1,298	896	3,449	2,671
Intersegment	4,425	3,762	13,529	10,877
	5,723	4,658	16,978	13,548
Eliminations	(4,425)	(3,762)	(13,529)	(10,877)
	$80,512	$58,401	$235,575	$191,067

Income (Loss) Before Income Taxes
Firearms	$17,026	$9,725	$46,618	$ 35,637
Castings	(512)	(728)	(959)	(1,079)
Corporate	529	442	1,160	662
	$17,043	$9,439	$46,819	$35,220

			October 1, 2011	December 31, 2010
Identifiable Assets
Firearms			$87,852	$ 82,179
Castings			5,327	4,683
Corporate			92,496	70,899
			$185,675	$157,761

NOTE 11 - CONTINGENT LIABILITIES

As of October 1, 2011, the Company was a defendant in approximately three (3) lawsuits and is aware of certain other such claims.

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

The Trade Associations’ motion to dismiss for lack of personal jurisdiction was granted on October 12, 2000.  The remaining defendants’ (manufacturers’ and retailers’) motions to dismiss were granted on January 21, 2001.  The City filed a second amended complaint as a matter of right on January 22, 2001 and defendants renewed their motions to dismiss.  On March 13, 2001, the trial court dismissed the City’s Second Amended Complaint on the bases expressed in its original dismissal order.  On September 20, 2002, the Appellate Court affirmed dismissal of the City’s Complaint as to the manufacturers and some retailers, against whom no factual allegations of illegal conduct were pled.   On December 23, 2003, the Indiana Supreme Court reversed the appellate court and reinstated the case.

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

Provision is made for product liability claims based upon many factors related to the severity of the alleged injury and potential liability exposure, based upon prior claim experience.  Because the Company’s experience in defending these lawsuits and claims is that unfavorable outcomes are typically not probable or estimable, only in rare cases is an accrual established for such costs.  In most cases, an accrual is established only for estimated legal defense costs.  Product liability accruals are periodically reviewed to reflect then-current estimates of possible liabilities and expenses incurred to date and reasonably anticipated in the future.  Threatened product liability claims are reflected in the Company’s product liability accrual on the same basis as actual claims; i.e., an accrual is made for reasonably anticipated possible liability and claims-handling expenses on an ongoing basis.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to October 1, 2011 and determined that there were no such events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 99% of the Company’s total sales for the three and nine months ended October 1, 2011 were firearms sales, and approximately 1% was investment castings sales.  Export sales represent approximately 5% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.  The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Product Demand

The estimated sell-through of the Company’s products from distributors to retailers in the third quarter of 2011 increased by approximately 23% from the third quarter of 2010.  The estimated sell-through of the Company’s products from distributors to retailers in the first nine months of 2011 increased by approximately 19% from the first nine months of 2010.

National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) increased 12% in the third quarter of 2011 and 13% in the first nine months of 2011 from the comparable prior year periods.

We believe the growth in estimated sell-through of the Company’s products from distributors to retailers was greater than the growth in Adjusted NICS background checks in both the third quarter and first nine months of 2011 and was due to the popularity of several new products introduced in 2011.

Estimated sell-through from distributors and total NICS background checks for the trailing seven quarters follows:

	2011			2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	244,700	264,400	284,300	235,200	198,700	213,400	254,200

Total adjusted NICS Background Checks (thousands) (2)	2,374	2,220	2,739	2,933	2,117	1,961	2,425

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

The Company launched the new LC9 pistol, SR1911 pistol, the Single-Ten revolver, the SP-101 double- action revolver chambered in 22LR, and the new SR40c pistol in the nine months ended October 1, 2011.  New product introductions remain a strong driver of demand and represented $26.2 million or 33% of sales in the third quarter of 2011, and $75.0 million or 32% of sales in the nine months ended October 1, 2011.

Orders Received and Ending Backlog

The value of orders received and ending backlog, net of excise tax, for the trailing seven quarters are as follows (in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2011			2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Orders Received	$49.6	$81.4	$134.7	$63.3	$45.6	$38.7	$81.8

Average Sales Price of Orders Received	$294	$309	$268	$262	$291	$279	$270

Ending Backlog	$69.8	$97.4	$92.9	$34.9	$34.1	$44.9	$71.8

Average Sales Price of Ending Backlog	$341	$309	$279	$326	$342	$304	$299

Production

Total unit production in the third quarter of 2011 increased 40% from the third quarter of 2010 and 3% from the second quarter of 2011.  The increased production was due in part to the Company’s previously disclosed strategy of changing production rates less frequently in 2011 in a more deliberate effort to “level load” production throughout the year.

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

The Company is transitioning to a new enterprise resource planning (ERP) system and converted one of its manufacturing facilities and a portion of its support functions, including sales and finance during the third quarter of 2011.  The Company expects to have the new system fully implemented in the first quarter of 2012.

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows:

	2011			2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	168,700	263,500	503,500	241,900	156,500	138,400	305,900

Units Produced	289,700	281,200	241,800	218,300	207,100	238,900	241,900

Units Shipped	276,500	279,600	251,800	236,200	204,200	225,500	237,300

Average Sales Price (3)	$286	$281	$296	$268	$282	$282	$283

Units on Backorder	204,500	315,500	332,700	106,800	99,800	147,900	239,900

(3)

Net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Inventories

The Company’s finished goods inventory increased 13,300 units during the third quarter of 2011 and remains below optimal levels to support rapid fulfillment of distributor demand.  The Company anticipates that finished goods inventory could increase by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products increased 31,800 units during the third quarter of 2011 and, in the Company’s opinion, are still below the optimal level to support rapid fulfillment of retailer demand.  As the independent distributors continually attempt to increase their inventory turns without unduly hindering their ability to fulfill retail demand, further increases to distributor inventories of the Company’s products may occur at a slower rate, or not at all.  Distributor investments in other manufacturers’ products, some of which may not be turning as fast as the Company’s products turn, may further impede this inventory replenishment.

Inventory data for the trailing seven quarters follows:

	2011			2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	28,800	15,500	13,700	23,600	40,600	37,700	24,400

Units – Distributor Inventory (4)	112,300	80,500	65,300	97,700	96,700	91,200	79,100
Total inventory (5)	141,100	96,000	79,000	121,300	137,300	128,900	103,500

(4)

Distributor ending inventory as provided by the Company’s independent distributors.  These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(5)

This total does not include inventory at retailers.  The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $80.5 million for the three months ended October 1, 2011.  This represents an increase of $22.1 million or 37.9% from consolidated net sales of $58.4 million in the comparable prior year period.

For the nine months ended October 1, 2011, consolidated net sales were $235.6 million, an increase of $44.5 million or 23.3% from sales of $191.1 million in the comparable 2010 period.

Firearms net sales were $79.2 million for the three months ended October 1, 2011.  This represents an increase of $21.7 million or 37.8% from firearms net sales of $57.5 million in the comparable prior year period.

For the nine months ended October 1, 2011, firearms net sales were $232.1 million.  This represents an increase of $43.7 million or 23.2% from firearms net sales of $188.4 million in the comparable 2010 period.

Firearms unit shipments increased 35.4% and 21.1%, respectively, for the three and nine months ended October 1, 2011 from the comparable prior year periods.

Casting net sales were $1.3 million for the three months ended October 1, 2011, an increase of $0.4 million or 44.9% from castings net sales of $0.9 million in the comparable prior year period.

For the nine months ended October 1, 2011, casting net sales were $3.4 million.  This represents an increase of $0.7 million or 29.1% from casting net sales of $2.7 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $51.4 million for the three months ended October 1, 2011.  This represents an increase of $11.6 million or 29.1% from consolidated cost of products sold of $39.8 million in the comparable prior year period.

For the nine months ended October 1, 2011, consolidated cost of products sold was $154.0 million.  This represents an increase of $26.4 million or 20.7% from consolidated cost of products sold of $127.6 million in the comparable prior year period.

Gross margin was 36.2% and 34.6%, respectively, for the three and nine months ended October 1, 2011.  This represents an increase from the gross margin of 31.8% in the three months and 33.2% in the nine months ended October 1, 2010 as illustrated below (in thousands):

	Three Months Ended
	October 1, 2011		October 2, 2010

Net sales	$80,512	100.0%	$58,401	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	50,429	62.6%	38,881	66.6%
LIFO expense	-	-	632	1.1%
Overhead rate adjustments to inventory	369	0.5%	298	0.5%
Labor rate adjustments to inventory	32	-	(132)	(0.2)%
Product liability	544	0.7%	122	0.2%
Product recall	11	-	17	-
Total cost of products sold	51,385	63.8%	39,818	68.2%

Gross profit	$29,127	36.2%	$18,583	31.8%

	Nine Months Ended
	October 1, 2011		October 2, 2010

Net sales	$235,575	100.0%	$191,067	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	151,950	64.5%	127,767	66.9%
LIFO expense (income)	(252)	(0.1)%	225	0.1%
Overhead rate adjustments to inventory	841	0.4%	(34)	-
Labor rate adjustments to inventory	284	0.1%	(266)	(0.1)%
Product liability	1,124	0.5%	(141)	(0.1)%
Product recall	42	-	62	-
Total cost of products sold	153,989	65.4%	127,613	66.8%

Gross profit	$81,586	34.6%	$ 63,454	33.2%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability— During the three and nine months ended October 1, 2011, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 4.0% and 2.4%, respectively, compared with the comparable 2010 periods.  The main contributors to this decrease include the introduction of several new products which increased overall volume, thereby favorably leveraging manufacturing overhead, improved productivity from continued emphasis on lean manufacturing techniques, partially offset by a modest increase in input costs.

LIFO— During the three months ended October 1, 2011, gross inventories increased by $3.7 million.  However, based on the Company’s projected year-end inventory balance there was no LIFO income or expense recognized during the three months ended October 1, 2011.  In the comparable 2010 period, gross inventories increased $1.8 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.6 million.

During the nine months ended October 1, 2011, gross inventories decreased by $2.7 million and the Company recognized LIFO income resulting in decreased cost of products sold of $0.3 million.  In the comparable 2010 period, gross inventories increased $0.2 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.2 million.

Overhead Rate Adjustments— The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory.  During the three and nine months ended October 1, 2011, the Company was more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in decreases in inventory value of $0.4 million and $0.8 million, respectively, and corresponding increases to cost of products sold.

During the three months ended October 1, 2010, the overhead rate used to absorb overhead into inventory decreased slightly, resulting in a decrease in inventory value of $0.3 million, and a corresponding increase to cost of products sold.  During the nine months ended October 1, 2010, the overhead rate used to absorb overhead into inventory was effectively unchanged and had an insignificant impact on cost of products sold.

Labor Rate Adjustments— The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing nine month period to absorb direct labor expense into inventory.  During the three months ended October 1, 2011, the labor rate used to absorb direct labor was effectively unchanged and therefore had an insignificant impact on cost of products sold.  During the nine months ended October 1, 2011, the Company was more efficient in direct labor utilization and the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.3 million, and a corresponding increase to cost of products sold.

During the three and nine months ended October 1, 2010, the labor rates used to absorb incurred labor expenses into inventory increased, resulting in increases in inventory value of $0.1 million and $0.3 million, respectively, and corresponding decreases to cost of products sold.

Product Liability— This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.  These costs totaled $0.5 million and $1.1 million for the three and nine months ended October 1, 2011, respectively.  The income in 2010 reflects favorable experience in product liability matters during the first nine months of 2010.  See Note 11 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit— As a result of the foregoing factors, for the three months ended October 1, 2011, gross profit was $29.1 million, an increase of $10.5 million from $18.6 million in the comparable prior year period.  Gross profit as a percentage of sales increased to 36.2% in the three months ended October 1, 2011 from 31.8% in the comparable prior year period.

For the nine months ended October 1, 2011, gross profit was $81.6 million, an increase of $18.1 million from $63.5 million in the comparable prior year period.  Gross profit as a percentage of sales increased to 34.6% in the nine months ended October 1, 2011 from 33.2% in the comparable prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $12.2 million and $35.2 million for the three and nine months ended October 1, 2011, an increase of $2.9 million and $7.0 million from the comparable prior year periods, and a decrease from 15.9% of sales to 15.2% of sales for the three month periods and an increase from 14.8% of sales to 14.9% of sales for the nine month periods.  The increase in selling, general and administrative expenses is attributable to the following:

•

increased promotional and advertising expenses, including the Million Gun Challenge to benefit the National Rifle Association,

•

increased equity-based and incentive compensation, and

•

increased expenses related to the implementation of a new information technology infrastructure.

Other Operating Expenses

In the nine months ended October 2, 2010, the Company recognized an expense of $0.4 million related to its frozen defined benefit pension plans.  No such expense was recorded in the nine months ended October 1, 2011.

Other income

Other income was $0.2 million and $0.4 million in the three and nine months ended October 1, 2011 compared to $0.1 million and $0.4 million in three and nine months ended October 1, 2010, respectively.

Income Taxes and Net Income

The effective income tax rate in the three and nine months ended October 1, 2011 was 37.0%, compared to 36.0% for the comparable prior year periods.  The increase in the income tax rate results from an increase in the estimated effective state tax rate.

As a result of the foregoing factors, consolidated net income was $10.7 million and $29.5 million for the three and nine months ended October 1, 2011, respectively.  This represents an increase of $4.7 million and $7.0 million from consolidated net income of $6.0 million and $22.5 million in the three and nine months ended October 2, 2010, respectively.

Financial Condition

Liquidity

At the end of the third quarter of 2011, the Company’s cash, cash equivalents and short-term investments totaled $79.3 million.  Our pre-LIFO working capital of $124.9 million, less the LIFO reserve of $37.1 million, resulted in working capital of $87.8 million and a current ratio of 3.3 to 1.

The Company expects to replenish its finished goods inventory to levels that will better serve its customers.  This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from current depressed levels.

Operations

Cash provided by operating activities was $43.0 million for the nine months ended October 1, 2011 compared to $23.5 million for the comparable prior year period.  The increase in cash provided by operations is primarily attributable to greater earnings in the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010 and increased payables, accrued expenses, and employee compensation and benefits, partially offset by increased prepaid expenses and other assets and liabilities at October 1, 2011.

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

Investing and Financing

Capital expenditures for the nine months ended October 1, 2011 totaled $12.2 million.  In 2011, the Company expects to spend between $15 million and $18 million on capital expenditures to purchase tooling and fixtures for new product introductions, to increase production capacity, and to upgrade and modernize manufacturing equipment and its information technology infrastructure.  The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

Dividends of $5.5 million were paid during the nine months ended October 1, 2011.  The amounts of these dividends were based on a percentage of operating profit after adjustment for certain items, the same approach used by the Company since 2009.  Under this approach, the amount per share of the quarterly dividend fluctuates directly with certain operating results of the Company.  The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for cash.  The Company has financed its dividends with cash provided by operations and current cash and short-term investments.

In October, 2010, the Board of Directors expanded the Company’s authorization to repurchase shares of its common stock from $4.3 million to $10 million.  During the nine months ended October 1, 2011, the

Company repurchased 133,400 shares of its common stock for $2.0 million in the open market.  The average price per share repurchased was $14.94.  These repurchases were funded with cash on hand.  As of October 1, 2011, $8.0 million remained available for future stock repurchases.

During the second quarter of 2011, the Company made a $969,000 minority investment in a pepper spray company for which it received a 12% interest.  This investment is included in Other Assets on the balance sheet.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 1, 2011.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2011, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter ending October 1, 2011, the Company implemented an integrated suite of enterprise software at one of its manufacturing locations as part of a Company-wide implementation program that is expected to be completed in 2012.  It is anticipated that this implementation may result in changes to certain processes and related internal controls over financial reporting.

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

The Company has reported all cases instituted against it through July 2, 2011, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There was one lawsuit that was formally instituted against the Company during the three months ending October 2, 2011, captioned as Matthew and Michele Grindberg vs. Sturm, Ruger & Co., et al., and pending in Brazoria County, Texas.

ITEM 1A.

RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the nine months ended October 1, 2011 the Company repurchased shares of its common stock. Details of these purchases are as follows:

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

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 1, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: November 2, 2011	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer