Form 10-K
period 2011-12-31
STURM RUGER & CO INC
filed 2012-02-22
CIK 95029

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐  Accelerated filer ☑    Non-accelerated filer ☐  Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☑ NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011:
Common Stock, $1 par value - $405,197,000

The number of shares outstanding of the registrant's common stock as of February 15, 2012:
Common Stock, $1 par value –19,117,900 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2012 Annual Meeting of Stockholders to be held May 2, 2012 are incorporated by reference into Part III (Items 10 through 14) of this Report.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	72

Signature		77
Exhibit Index		78
Financial Statement Schedule		83
Exhibits

EXPLANATORY NOTE:

In this Annual Report on Form 10-K, Sturm, Ruger & Company, Inc. (the “Company”) makes forward-looking statements and projections concerning future expectations.  Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company,  the impact of future firearms control and environmental legislation, and accounting estimates, any one or more of which could cause actual results to differ materially from those projected.  Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 99% of the Company’s total sales for the year ended December 31, 2011 were from the firearms segment, and approximately 1% was from investment castings.  Export sales represent approximately 5% of firearms sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969.  The Company offers products in four industry product categories – rifles, shotguns, pistols, and revolvers.  The Company’s firearms are sold through independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment.  Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, represented approximately 1% of the Company’s total sales for the year ended December 31, 2011.

For the years ended December 31, 2011, 2010, and 2009, net sales attributable to the Company's firearms operations were approximately $324.2 million, $251.7 million and $266.6 million or approximately 99%, 99%, and 98%, respectively, of total net sales.  The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations.

Firearms Products

The Company presently manufactures firearm products, under the “Ruger” name and trademark, in the following industry categories:

Rifles		Revolvers
●	Single-shot	●	Single-action
●	Autoloading	●	Double-action
●	Bolt-action
●	Modern sporting

Pistols

●	Rimfire autoloading
●	Centerfire autoloading

Most firearms are available in several models based upon caliber, finish, barrel length, and other features.

Rifles
A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel.  Sales of rifles by the Company accounted for approximately $83.4 million, $63.5 million, and $102.2 million of revenues for the years 2011, 2010, and 2009, respectively.

Shotguns
A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets.  Sales of shotguns by the Company were insignificant in the past three years.

Pistols
A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Sales of pistols by the Company accounted for approximately $150.0 million, $108.1 million, and $87.5 million of revenues for the years 2011, 2010, and 2009, respectively.

Revolvers
A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle.  There are two general types of revolvers, single-action and double-action.  To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled.  To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer.  Sales of revolvers by the Company accounted for approximately $69.9 million, $67.1 million, and $58.3 million of revenues for the years 2011, 2010, and 2009, respectively.

Accessories
The Company also manufactures and sells accessories and replacement parts for its firearms.  These sales accounted for approximately $20.2 million, $11.5 million, and $17.4 million of revenues for the years 2011, 2010 and 2009, respectively.

Investment Casting Products

Net sales attributable to the Company’s investment casting operations (excluding intercompany transactions) accounted for approximately $4.6 million, $3.5 million, and $4.4 million, or approximately 1%, 1%, and 2% of revenues for 2011, 2010, and 2009, respectively.

Manufacturing

Firearms
The Company produces one model of pistol and all of its rifles, shotguns, and revolvers at the Newport, New Hampshire facility.  All other pistols are produced at the Prescott, Arizona facility.

Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company's castings facility through a process known as precision investment casting.  See "Manufacturing-Investment Castings" for a description of the investment casting process.  The Company initiated the use of this process in the production of component parts for firearms in 1953.  The Company believes that the investment casting process provides greater design flexibility and results in component parts which are generally close to their ultimate shape and, therefore, require less machining than processes requiring machining a solid billet of metal to obtain a part.  Through the use of investment castings, the Company endeavors to produce durable and less costly component parts for its firearms.

All assembly, inspection, and testing of firearms manufactured by the Company are performed at the Company's manufacturing facilities.  Every firearm, including every chamber of every revolver manufactured by the Company, is test-fired prior to shipment.

Investment Castings
To produce a product by the investment casting method, a wax model of the part is created and coated (“invested”) with several layers of ceramic material.  The shell is then heated to melt the interior wax, which is poured off, leaving a hollow mold. To cast the desired part, molten metal is poured into the mold and allowed to cool and solidify.  The mold is then broken off to reveal a near net shape cast metal part.

Marketing and Distribution

Firearms
The Company's firearms are primarily marketed through a network of selected, federally licensed, independent wholesale distributors who purchase the products directly from the Company.  They resell to federally licensed, independent retail firearms dealers who in turn resell to legally authorized end users.  All retail purchasers are subject to a point-of-sale background check by law enforcement.  These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors.  Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 14 distributors service the domestic commercial market, with an additional 20 distributors servicing the domestic law enforcement market and two distributors servicing the Canadian market.

In 2011, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-15%; Davidson’s-14%; Sports South-12%; and Lipsey’s-12%.  In 2010, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-16%; Davidson’s-12%; Lipsey’s-11%; and Sports South-11%. In 2009, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-16%; Davidson’s-11%, Lipsey’s-11%; Sports South-11% and Big Rock-10%.

The Company employs nine employees and one independent contractor who service these distributors and call on retailers and law enforcement agencies.  Because the ultimate demand for the Company's firearms comes from end users rather than from the independent wholesale distributors, the Company believes that the loss of any distributor would not have a material, long-term adverse effect on the Company, but may have a material adverse effect on the Company’s financial results for a particular period.  The Company considers its relationships with its distributors to be satisfactory.

The Company also exports its firearms through a network of selected commercial distributors and directly to certain foreign customers, consisting primarily of law enforcement agencies and foreign governments.  Foreign sales were less than 6% of the Company's consolidated net sales for each of the past three fiscal years.

As of February 1, 2012, the order backlog was approximately $138 million.  As of February 1, 2011, order backlog was approximately $59 million.

The Company does not consider its overall firearms business to be predictably seasonal; however, orders of many models of firearms from the distributors tend to be stronger in the first quarter of the year and weaker in the third quarter of the year.  This is due in part to the timing of the distributor show season, which occurs during the first quarter.

Investment Castings
The investment castings segment provides castings for the Company’s firearms segment. In addition, the investment castings segment produces various products for a number of customers in a variety of industries, including approximately 20 firearms and firearms component manufacturers.

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

Investment Castings
There are a large number of investment castings manufacturers, both domestic and foreign, with which the Company competes.  Competition varies based on the type of investment castings products and the end use of the product (commercial, sporting goods, or military).  Companies offering alternative methods of manufacturing such as metal injection molding (MIM), wire electric discharge machining (EDM) and advancements in computer numeric controlled (CNC) machining also compete the Company’s investment castings segment.  Many of these competitors are larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete with these competitors.  The principal methods of competition in the industry are quality, price, and production lead time.

Employees

As of February 1, 2012, the Company employed approximately 1,230 full-time employees of which approximately 49% had at least ten years of service with the Company.  The Company uses temporary employees to supplement its workforce.  As of February 1, 2012, there were approximately 310 temporary employees.

None of the Company's employees are subject to a collective bargaining agreement.

Research and Development

In 2011, 2010, and 2009, the Company spent approximately $4.0 million, $3.2 million, and $2.0 million, respectively, on research activities relating to the development of new products and the improvement of existing products.  As of February 1, 2012, the Company had approximately 70 employees whose primary responsibilities were research and development activities.

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

Environmental Matters

The Company is committed to achieving high standards of environmental quality and product safety, and strives to provide a safe and healthy workplace for its employees and others in the communities in which it operates.  The Company has programs in place that monitor compliance with various environmental regulations. However, in the normal course of its manufacturing operations the Company is subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment.  These regulations are integrated into the Company’s manufacturing, assembly, and testing processes.  The Company believes that it is generally in compliance with applicable environmental regulations and that the outcome of any environmental proceedings and orders will not have a material adverse effect on the financial position of the Company, but could have a material adverse effect on the financial results for a particular period.

Executive Officers of the Company

Set forth below are the names, ages, and positions of the executive officers of the Company.  Officers serve at the discretion of the Board of Directors of the Company.

Name	Age	Position With Company
Michael O. Fifer	54	President and Chief Executive Officer

Thomas A. Dineen	43	Vice President, Treasurer and Chief Financial Officer

Christopher J. Killoy	53	Vice President of Sales and Marketing

Mark T. Lang	55	Group Vice President

Thomas P. Sullivan	51	Vice President of Newport Operations

Kevin B. Reid, Sr.	51	Vice President and General Counsel

Steven M. Maynard	57	Vice President of Lean Business Development

Leslie M. Gasper	58	Corporate Secretary

Michael O. Fifer joined the Company as Chief Executive Officer on September 25, 2006, and was named to the Board of Directors on October 19, 2006.  Mr. Fifer was named President on April 23, 2008.

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

Kevin B. Reid, Sr. became Vice President and General Counsel on April 23, 2008. Previously he served as the Company’s Director of Marketing from June 4, 2007.  Mr. Reid joined the Company in July 2001 as an Assistant General Counsel.

Steven M. Maynard joined the Company as Vice President of Lean Business Development on April 24, 2007. Prior to joining the Company, Mr. Maynard served as Vice President of Engineering and CIO at the Wiremold Company.

Leslie M. Gasper has been Secretary of the Company since 1994.  Prior to that, Ms. Gasper was the Administrator of the Company’s pension plans.

Where You Can Find More Information

The Company is subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and accordingly files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room.  As an electronic filer, the Company's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.

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

Additionally, the Company’s corporate governance materials, including its Corporate Governance Guidelines, the charters of the Audit, Compensation, and Nominating and Corporate Governance

committees, and the Code of Business Conduct and Ethics may also be found under the “Stockholder Relations” section of the Company’s Internet site at http://www.ruger.com. A copy of the foregoing corporate governance materials is available upon written request to the Corporate Secretary at Sturm, Ruger & Company, Inc., Lacey Place, Southport, Connecticut 06890.

ITEM 1A—RISK FACTORS

The Company’s operations could be affected by various risks, many of which are beyond its control. Based on current information, the Company believes that the following identifies the most significant risk factors that could adversely affect its business.  Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

Until November 30, 1998, the “Brady Law” mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun.  As of November 30, 1998, the National Instant Check System, which applies to both handguns and long guns, replaced the five-day waiting period.  The Company believes that the “Brady Law” and the National Instant Check System have not had a significant effect on the Company’s sales of firearms, nor does it anticipate any significant impact on sales in the future.  On September 13, 1994, the “Violent Crime Control and Law Enforcement Act” banned so-called “assault weapons.”  All the Company’s then-manufactured commercially-sold long guns were exempted by name as “legitimate sporting firearms.”  This ban expired by operation of law on September 13, 2004.  The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue.  However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

The Company’s results of operations could be adversely affected by litigation.
The Company faces risks arising from various asserted and unasserted litigation matters.  These matters include, but are not limited to, assertions of allegedly defective product design or manufacture, purported class actions against firearms manufacturers, generally seeking relief such as medical expense reimbursement, property damages and punitive damages arising from accidents involving firearms or the criminal misuse of firearms, and those lawsuits filed on behalf of municipalities alleging harm to the general public.  Various factors or developments can lead to changes in current estimates of liabilities such as final adverse judgment, significant settlement or changes in applicable law.  A future adverse outcome in any one or more of these matters could have a material adverse effect on the Company’s financial results.  See Note 16 to the financial statements which are included in this Form 10-K.

The Company must comply with various laws and regulations pertaining to workplace safety, environmental matters, and firearms manufacture.
In the normal course of its manufacturing operations, the Company is subject to numerous federal, state and local laws and governmental regulations and related state laws, and governmental proceedings and orders.  These laws and regulations pertain to workplace safety, firearms serial number tracking and control, waste disposal, air emissions and water discharges into the environment.  Noncompliance with any one or more of these laws and regulations could have a material adverse impact on the Company.

Business disruptions at one of the Company’s manufacturing facilities could adversely affect the Company’s financial results.
The Newport, New Hampshire and Prescott, Arizona facilities are critical to the Company’s success. These facilities house the Company’s principal production, research, development, engineering, design, and shipping operations. Any event that causes a disruption of the operation of either of these facilities for even a relatively short period of time could have a material adverse effect on the Company’s ability to produce and ship products and to provide service to its customers.

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

The implementation of a new enterprise resource planning (“ERP”) system could cause disruption to the Company’s operations.
The Company is transitioning to a new enterprise resource planning ERP system and has converted one of its manufacturing facilities and a portion of its support functions, including sales and finance during 2011.  The Company expects to have the new system fully implemented in the second half of 2012.  However, if the implementation of the ERP does not proceed as expected, it could impede the Company’s ability to manufacture products, order materials, generate management reports, invoice customers, and comply with laws and regulations.  Any of these types of disruptions could have a material adverse effect on the financial position and the financial results of the Company.

Retention of key management is critical to the success of the Company.
We rely on the management and leadership skills of our senior management team.  Our senior executives are not bound by employment agreements.  The loss of the services of one or more of our senior executive or other key personnel could have a significant adverse impact on our business.

The healthcare legislation passed in 2010 could have a material adverse impact on the Company.
Certain provisions of the recently passed federal healthcare legislation, in particular the “unlimited lifetime benefit” which eliminated the practice of capping the amount of medical benefits available to an individual, could have a material adverse effect on the Company’s financial position.  The Company self insures the cost of the medical benefits for its employees up to an annual and lifetime maximum per individual.  It supplements this self-insurance with “stop loss” insurance for costs incurred above these maximum thresholds.  In the past, the medical benefit costs for several employees of the Company have exceeded this maximum each year, in some cases significantly. It is the Company’s expectation that if it is forced to provide an “unlimited lifetime benefit” its medical costs would likely increase significantly which would have a material adverse effect on its financial condition.

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

The Company has four other facilities that were not used in its manufacturing operations in 2011:

	Approximate Aggregate Usable Square Feet	Status	Segment

Southport, Connecticut (Station Street property)	5,000	Owned	Not Utilized
Southport, Connecticut (Lacey Place property)	25,000	Owned	Corporate
Newport, New Hampshire(Dorr Woolen Building)	45,000	Owned	Firearms
Enfield, Connecticut	10,000	Leased	Firearms

There are no mortgages or any other major encumbrance on any of the real estate owned by the Company.

The Company’s principal executive offices are located in Southport, Connecticut.  The Company believes that its existing facilities are suitable and adequate for its present purposes.

ITEM 3—LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 16 to the financial statements, which are included in this Form 10-K.

The Company has reported all cases instituted against it through October 1, 2011, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

During the three months ending December 31, 2011, no cases were formally instituted against the Company nor were any previously reported cases settled.

ITEM 4—MINE SAFETY DISCLOSURES—Not applicable

PART II

ITEM 5—	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol “RGR.”  At February 1, 2012, the Company had 1,866 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported on the New York Stock Exchange and dividends paid on Common Stock.

	High	Low	Dividends Per Share
2010:
First Quarter	$13.02	$10.01	$0.060
Second Quarter	17.97	12.06	0.093
Third Quarter	16.69	12.66	0.100
Fourth Quarter	16.38	13.02	0.078

2011:
First Quarter	$23.23	$14.65	$0.050
Second Quarter	24.05	18.65	0.097
Third Quarter	36.85	21.91	0.142
Fourth Quarter	34.95	23.86	0.141

Issuer Repurchase of Equity Securities

In the first quarter of 2011 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 4, 2011 to January 28, 2011	133,400	$14.94	133,400

Total	133,400	$14.94	133,400	$8,000,000

In 2010, the Company repurchased 412,000 shares of its common stock, representing 2.1% of the then outstanding shares, in the open market at an average price of $13.83 per share.

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

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Recreation And Value Line Smith & Wesson Holding Index

(Performance Results Through 12/31/11)

Assumes $100 invested at the close of trading 12/06 in Sturm, Ruger & Co., Inc. common stock, Standard & Poor’s 500, Recreation, and Smith & Wesson Holding.

*  Cumulative total return assumes reinvestment of dividends.

Source:  Value Line Publishing LLC

	2006	2007	2008	2009	2010	2011
Sturm, Ruger & Co., Inc.	100.00	86.25	62.19	103.81	167.27	372.25
Standard & Poor’s 500	100.00	105.49	66.46	84.04	96.70	98.74
Recreation	100.00	89.26	56.42	92.34	138.55	127.68
Smith & Wesson Holding	100.00	58.99	21.95	39.56	36.17	42.17

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2011:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2001 Stock Option Plan for Non-Employee Directors	56,100	$6.15 per share	-
2007 Stock Incentive Plan	272,614	$9.09 per share	1,011,000

Equity compensation plans not approved by security holders
None.
Total	328,714	$8.58 per share	1,011,000

*	Restricted stock units are settled in shares of common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6—SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
	December 31,
	2011	2010	2009	2008	2007
Net firearms sales	$324,200	$251,680	$266,566	$174,416	$144,222
Net castings sales	4,616	3,526	4,419	7,067	12,263
Total net sales	328,816	255,206	270,985	181,483	156,485
Cost of products sold	217,058	171,224	183,380	138,730	117,186
Gross profit	111,758	83,982	87,605	42,753	39,299
Income before income taxes	63,516	44,149	44,360	13,978	16,659
Income taxes	23,501	15,894	16,857	5,312	6,330
Net income	$40,015	$28,255	$27,503	$8,666	$10,329
Basic earnings per share	2.12	1.48	1.44	0.43	0.46
Diluted earnings per share	2.09	1.46	1.42	0.43	0.46
Cash dividends per share	$0.43	$0.33	$0.31	$0.00	$0.00

	December 31,
	2011	2010	2009	2008	2007
Working capital	$96,646	$71,885	$65,377	$46,250	$53,264
Total assets	206,510	157,761	141,679	112,760	101,882
Total stockholders’ equity	137,391	114,480	95,516	65,603	76,069
Book value per share	$7.20	$6.08	$5.01	$3.44	$3.57
Return on stockholders’ equity	32.0%	26.9%	34.1%	12.2%	12.6%
Current ratio	3.0 to 1	3.2 to 1	3.0 to 1	2.6 to 1	3.6 to 1
Common shares outstanding	19,083,100	18,837,300	19,072,800	19,047,300	20,571,800
Number of stockholders of record	1,860	1,841	1,827	1,841	1,769
Number of employees	1,224	1,164	1,145	1,145	1,154

ITEM 7—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 99% of the Company’s total sales for 2011 were firearms sales, and 1% was investment castings sales.  Export sales represent approximately 5% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.  The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations - 2011

Product Demand

The estimated sell-through of the Company’s products from distributors to retailers in 2011 increased 20% from 2010.  During this period, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) increased 14%.

We believe the year-over-year increase in estimated sell-through from distributors to retailers from 2010 is due to the following:

●	The strong demand for the new products launched in 2011, including the new LC9 pistol, the SR1911 pistol, the SR40c pistol, the Gunsite Scout rifle, the Single-Ten revolver, and the SP-101 double-action revolver chambered in 22LR. New product introductions remain a strong driver of demand and represented $98.6 million or 30% of sales in 2011. The Ruger American Rifle and the SR22 pistol were introduced during the latter part of the fourth quarter and did not have a significant impact in 2011 sales,
●	Strong demand for certain mature products, and
●	Increased manufacturing capacity and greater product availability for certain products in strong demand.

Estimated sell-through from distributors to retailers and total NICS background checks follow:

	2011	2010	2009

Estimated Units Sold from Distributors to Retailers (1)	1,085,200	901,500	887,400

Total Adjusted NICS Background Checks (thousands) (2)	10,800	9,400	9,500

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

The adjusted NICS data presented above was derived by the National Shooting Sports Foundation (“NSSF”) by subtracting out NICS checks that are not directly related to the sale of a firearm, including checks used for concealed carry (“CCW”) permit application checks as well as checks on active CCW permit databases.  While not a direct correlation to firearms sales, the NSSF-adjusted NICS data provides a more accurate picture of current market conditions than raw NICS data.

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2011	2010	2009

Orders Received	$385.9	$229.4	$269.5

Average Sales Price of Orders Received	$278	$272	$281

Ending Backlog	$98.2	$34.9	$59.6

Average Sales Price of Ending Backlog	$291	$326	$330

The increase in orders received and the increase in the ending backlog in 2011 are due primarily to strong for demand new products, including the Ruger American Rifle and the SR22 pistol which were introduced in the latter part of the fourth quarter of 2011, and certain mature products.

Production

Total unit production in 2011 increased 23% from 2010.  The increased production was due in part to the Company’s previously disclosed strategy of changing production rates less frequently in 2011 in a more deliberate effort to “level load” production throughout the year.

The intention of this planned change in production volumes was to build finished goods inventory during the period when we expect lesser demand (typically the third quarter and the first half of the fourth quarter) so that we have more finished goods inventory available to ship during the period when we expect greater demand (typically the end of the fourth quarter and the first quarter).  The annual output of our manufacturing plants in 2011 did increase under this plan which, in turn, allowed us to better capitalize on sales opportunities, particularly during the fourth quarter.

The Company continues to further implement lean manufacturing principles across its facilities. This ongoing process began in 2006, and includes the following current initiatives:

●	transitioning from batch production to single-piece flow manufacturing,
●	refining existing cells and, where practical, consolidating smaller cells into value-stream super cells,
●	developing pull systems and managing vendors,
●	increasing capacity for the products with the greatest unmet demand, and
●	re-engineering mature product designs for improved manufacturability.

The Company is transitioning to a new enterprise resource planning system and converted one of its manufacturing facilities and a portion of its support functions, including sales and finance during 2011.  The Company expects to have the new system fully implemented by the end of 2012.

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and backorders follows:

	2011	2010	2009

Units Ordered	1,388,100	842,700	958,700

Units Produced	1,114,700	906,200	934,300

Units Shipped	1,123,100	903,200	925,800

Average Sales Price	$289	$279	$288

Units on Backorder	337,400	106,800	181,000

Inventories

The Company’s finished goods inventory decreased 7,400 units during 2011 and remains significantly below what the Company believes to be optimal levels to support rapid fulfillment of distributor demand.  The Company expects to replenish its finished goods inventory in future periods to levels that will better serve its customers.  This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products increased 37,900 units during 2011 and are closer to the levels the Company believes are needed to support rapid fulfillment of retailer demand.  If the independent distributors attempt to increase their inventory turns, future increases to distributor inventories of the Company’s products may occur at a slower rate than 2011, or distributor inventories of the Company’s products could decrease.  Distributor investments in other manufacturers’ products, some of which may not be turning as fast as the Company’s products turn, may further impede this inventory replenishment.

Inventory data follows:
	December 31,
	2011	2010	2009

Units – Company Inventory	16,200	23,600	20,100

Units – Distributor Inventory (3)	135,600	97,700	96,200

Total inventory (4)	151,800	121,300	116,300

(3)
Distributor ending inventory as provided by the independent distributors of the Company’s products.  These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2011, as compared to year ended December 31, 2010:

Net Sales

Consolidated net sales were $328.8 million in 2011.  This represents an increase of $73.6 million or 28.8% from 2010 consolidated net sales of $255.2 million.

Firearms segment net sales were $324.2 million in 2011.  This represents an increase of $72.5 million or 28.8% from 2010 firearm net sales of $251.7 million.  Firearms unit shipments increased 24.4% in 2011.

Casting segment net sales were $4.6 million in 2011.  This represents an increase of $1.1 million or 30.9% from 2010 casting sales of $3.5 million.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $217.1 million in 2011.  This represents an increase of $45.8 million or 26.8% from 2010 consolidated cost of products sold of $171.2 million.

The gross margin was 34.0% in 2011.  This represents an increase from the 2010 gross margin of 32.9% as illustrated below:

(in thousands)
Year Ended December 31	2011		2010

Net sales	$328,816	100.0%	$255,206	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability and product recall	214,506	65.2%	173,198	67.8%

LIFO expense (income)	122	0%	(1,039)	(0.4)%

Overhead rate adjustments to inventory	700	0.3%	(618)	(0.2)%

Labor rate adjustments to inventory	95	0%	(364)	(0.1)%

Product liability	1,617	0.5%	9	0%

Product recalls	18	0%	38	0%

Total cost of products sold	217,058	66.0%	171,224	67.1%

Gross profit	$111,758	34.0%	$83,982	32.9%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall- In 2011, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall decreased as a percentage of sales by 2.6% compared to 2010.  The main contributors to this decrease include the increased overall volume which favorably leveraged manufacturing overhead and improved productivity from continued emphasis on lean manufacturing techniques, partially offset by a modest increase in input costs.

LIFO- Gross inventories increased by $0.2 million in 2011 and decreased by $2.2 million in 2010.  In 2011, the Company recognized LIFO expense of $0.1 million which increased cost of products sold.  In 2010, the Company recognized a LIFO credit of $1.0 million which decreased cost of products sold.

Overhead Rate Change- The net impact on inventory in 2011 from the change in the overhead rates used to absorb overhead expenses into inventory was a decrease of $0.7 million, reflecting increased overhead efficiency.  This decrease in inventory value resulted in a corresponding increase to cost of products sold in 2011.  In 2010, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was an increase of $1.1 million, reflecting decreased overhead efficiency.  This increase in inventory value resulted in a corresponding decrease to cost of products sold.

Labor Rate Adjustments- In 2011, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was a decrease of $0.6 million, reflecting increased labor efficiency.  This decrease in inventory value resulted in a corresponding increase to cost of products sold.  The net impact in 2010 from the change in the labor rates used to absorb labor expenses into inventory was an increase to inventory of $0.4 million, reflecting decreased labor efficiency.  This increase in inventory value resulted in a corresponding decrease to cost of sales.

Product Liability— This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.  These costs totaled $1.6 million in 2011.  The negligible expense in 2010 reflects favorable experience in product liability matters that were resolved during 2010.  See Note 16 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit—Gross profit was $111.8 million or 34.0% of sales in 2011.  This is an increase of $27.8 million from 2010 gross profit of $84.0 million or 32.9% of sales.

Selling, General and Administrative

Selling, general and administrative expenses were $49.7 million in 2011, an increase of $9.5 million from 2010, and a decrease from 15.7% of sales in 2010 to 15.1% of sales in 2011.  The increase in selling, general and administrative expenses is attributable to the following:

●	increased promotional and advertising expenses, including the Million Gun Challenge to benefit the National Rifle Association,
●	increased expenses related to the implementation of a new information technology infrastructure,
●	increased equity-based and incentive compensation, and
●	increased freight expense due to increased sales volume.

Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following (in thousands):

	2011	2010

Loss (gain) on sale of operating assets (a)	$(83)	$22
Frozen defined-benefit pension plan (income) expense	(236)	398

Total other operating (income) expenses, net	$(319)	$420

(a)	The loss (gain) on sale of operating assets was generated primarily from the sale of used machinery and equipment.

Operating Income

Operating income was $62.4 million or 19% of sales in 2011.  This is an increase of $19.0 million from 2010 operating income of $43.4 million or 17.0% of sales.

Royalty Income

Royalty income was $0.9 million in 2011.  This represents an increase of $0.5 million from 2010 royalty income of $0.4 million.  The increase is primarily attributable to increased income from licensing agreements.

Interest Income

Interest income was negligible in 2011 and 2010.

Interest Expense

Interest expense was negligible in 2011 and 2010.

Other Income, Net

Other income, net was $0.3 million in 2011, a decrease of $0.1 million from a $0.4 million in 2010.  This income is attributable primarily to the sale of by-products of our manufacturing processes.

Income Taxes and Net Income

The effective income tax rate in 2011 was 37.0%, compared to 36.0% in 2010.  The increase in the income tax rate reflects an increase in permanent differences.

As a result of the foregoing factors, consolidated net income was $40.0 million in 2011.  This represents an increase of $11.7 million from 2010 consolidated net income of $28.3 million.

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2011
	Q4	Q3	Q2	Q1

Units Ordered	452,300	168,700	263,500	503,500

Units Produced	302,000	289,700	281,200	241,800

Units Shipped	315,100	276,500	279,600	251,800

Estimated Units Sold from Distributors to Retailers	291,800	244,700	264,400	284,300

Total Adjusted NICS Background Checks (thousands)	3,500	2,400	2,200	2,700

Average Sales Price	$289	$286	$281	$296

Units on Backorder	337,400	204,500	315,500	332,700

Units – Company Inventory	16,200	28,800	15,500	13,700

Units – Distributor Inventory (5)	135,600	112,300	80,500	65,300

	2010
	Q4	Q3	Q2	Q1

Units Ordered	241,900	156,500	138,400	305,900

Units Produced	218,300	207,100	238,900	241,900

Units Shipped	236,200	204,200	225,500	237,300

Estimated Units Sold from Distributors to Retailers	235,200	198,700	213,400	254,200

Total Adjusted NICS Background Checks (thousands)	2,900	2,100	2,000	2,400

Average Sales Price	$268	$282	$282	$283

Units on Backorder	106,800	99,800	147,900	239,900

Units – Company Inventory	23,600	40,600	37,700	24,400

Units – Distributor Inventory (5)	97,700	96,700	91,200	79,100

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2011
	Q4	Q3	Q2	Q1

Orders Received	$120.3	$49.6	$81.4	$134.7

Average Sales Price of Orders Received	$266	$294	$309	$268

Ending Backlog	$98.2	$69.8	$97.4	$92.9

Average Sales Price of Ending Backlog	$291	$341	$309	$279

	2010
	Q4	Q3	Q2	Q1

Orders Received	$63.3	$45.6	$38.7	$81.8

Average Sales Price of Orders Received	$262	$291	$279	$270

Ending Backlog	$34.9	$34.1	$44.9	$71.8

Average Sales Price of Ending Backlog	$326	$342	$304	$299

Fourth Quarter Gross Profit Analysis

The gross margin for the fourth quarter of 2011 and 2010 was 32.4% and 32.0%, respectively.  Details of the gross profit are illustrated below:

(in thousands)
Three Months Ended December 31	2011		2010

Net sales	$93,241	100.0%	$64,138	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability and product recall	62,528	67.1%	45,401	70.8%

LIFO expense (income)	374	0.4%	(1,264)	(2.0)%

Overhead rate adjustments to inventory	(141)	(0.1)%	(584)	(0.9)%

Labor rate adjustments to inventory	(189)	(0.2)%	(98)	(0.1)%

Product liability	493	0.4%	150	0.2%

Product recalls	4	0%	6	0.0%

Total cost of products sold	63,069	67.6%	43,611	68.0%

Gross profit	$30,172	32.4%	$20,527	32.0%

Note: For a discussion of the captions in the above table, please see the “Cost of Products Sold and Gross Profit” discussion above.

Results of Operations - 2010

Year ended December 31, 2010, as compared to year ended December 31, 2009:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2010	2009	2008

Units Ordered	842,700	958,700	776,400

Units Produced	906,200	934,300	600,600

Units Shipped	903,200	925,800	626,500

Average Sales Price	$279	$288	$278

Units on Backorder	106,800	181,000	175,900

Units – Company Inventory	23,600	20,100	12,400

Units – Distributor Inventory (1)	97,700	96,200	57,500

Castings Setups	155,100	202,800	144,600

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2010	2009

Orders Received	$229.4	$269.5

Average Sales Price of Orders Received (2)	$272	$281

Ending Backlog (2)	$34.9	$59.6

Average Sales Price of Ending Backlog (2)	$326	$330

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

(2)
The adjusted NICS data presented above was derived by the National Shooting Sports Foundation (“NSSF”) by subtracting out NICS purpose code permit checks used by several states such as Kentucky and Utah for concealed carry (“CCW”) permit application checks as well as checks on active CCW permit databases.  While not a direct correlation to firearms sales, the NSSF adjusted NICS data provides a more accurate picture of current market conditions.

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

Inventories

Finished goods unit inventory levels for the Company and distributors increased slightly in 2010, and remain below optimal levels to support rapid order fulfillment.

Quarterly Summary Unit Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2010
	Q4	Q3	Q2	Q1

Units Ordered	241,900	156,500	138,400	305,900

Units Produced	218,300	207,100	238,900	241,900

Units Shipped	236,200	204,200	225,500	237,300

Estimated Units Sold from Distributors to Retailers	235,200	198,700	213,400	254,200

Total Adjusted NICS Background Checks (thousands)	2,900	2,100	2,000	2,400

Average Sales Price	$268	$282	$282	$283

Units on Backorder	106,800	99,800	147,900	239,900

Units – Company Inventory	23,600	40,600	37,700	24,400

Units – Distributor Inventory (1)	97,700	96,700	91,200	79,100

	2009
	Q4	Q3	Q2	Q1

Units Ordered (2)	173,000	80,000	204,700	501,000

Units Produced	234,600	242,500	247,300	209,900

Units Shipped	228,500	237,400	246,200	213,700

Estimated Units Sold from Distributors to Retailers	209,400	214,500	227,500	236,000

Total Adjusted NICS Background Checks (thousands)	2,700	2,000	2,100	2,700

Average Sales Price	$276	$295	$286	$283

Units on Backorder (2)	181,000	240,700	412,300	458,900

Units – Company Inventory	20,100	15,100	9,600	8,800

Units – Distributor Inventory (1)	96,200	76,800	53,900	35,200

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

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

(in millions except average sales price, net of Federal Excise Tax)

	2010
	Q4	Q3	Q2	Q1

Orders Received	$63.3	$45.6	$38.7	$81.8

Average Sales Price of Orders Received(4)	$262	$291	$279	$270

Ending Backlog	$34.9	$34.1	$44.9	$71.8

Average Sales Price of Ending Backlog(4)	$326	$342	$304	$299

	2009
	Q4	Q3	Q2	Q1

Orders Received(3)	$42.9	$14.1	$73.6	$138.9

Average Sales Price of Orders Received(3)(4)	$275	$196	$400	$308

Ending Backlog(3)	$59.6	$78.0	$138.0	$136.3

Average Sales Price of Ending Backlog(3)(4)	$330	$324	$335	$297

(3)
See description in Note 2 above for information relating to Q3 2009 order cancellations. The cancellation of these orders reduced Orders Received in the third quarter of 2009 by $20 million and decreased the Average Sales Price of Orders Received by $115 per unit.  Had these orders not been cancelled, the Average Sales Price of Orders Received would have been $311 per unit.  The Average Sales Price of the Ending Backlog was also impacted for the same reasons.

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

Product Liability—The Company’s product liability expense was negligible in 2010, and $1.6 million in 2009. This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.  The negligible expense in 2010 reflects favorable experience in product liability matters during the year.  See Note 16 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

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

Financial Condition

Liquidity
At December 31, 2011, the Company had cash, cash equivalents and short-term investments of $81.1 million.  Our pre-LIFO working capital of $133.0 million, less the LIFO reserve of $37.5 million, resulted in working capital of $96.6 million and a current ratio of 3.0 to 1.

The Company would like to replenish its finished goods inventory to levels that will better serve its customers.  This replenishment, which could take more than one year to accomplish, could increase the FIFO value of finished goods inventory by as much as $15 million from the current levels upon the attainment of the desired levels of finished goods inventory.

Operations
Cash provided by operating activities was $57.4 million, $32.5 million, and $46.7 million in 2011, 2010, and 2009, respectively.  The increase in cash provided in 2011 compared to 2010 is attributable to increased profitability in 2011 and increased accounts payable and accrued liabilities in 2011, due in part to greater accruals for sales promotions and excise tax payments.  The decrease in cash provided in 2010 compared to 2009 was attributable to a greater reduction in inventory in 2009, an increase in employee benefits and compensation in 2009, and an increase in accounts receivable in 2010.

Third parties supply the Company with various raw materials for its firearms and castings, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts.  There is a limited supply of these materials in the marketplace at any given time, which can cause the purchase prices to vary based upon numerous market factors.  The Company believes that it has adequate quantities of raw materials in inventory to provide sufficient time to locate and obtain additional items at then-current market cost without interruption of its manufacturing operations.  However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials can not be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing
Capital expenditures were $22.1 million, $19.4 million, and $13.8 million in 2011, 2010, and 2009, respectively.  In 2012,the Company expects to spend $20 million on capital expenditures to purchase tooling and fixtures for new product introductions, to increase production capacity, and to upgrade and modernize manufacturing equipment.  The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

During the past several years, the Board of Directors authorized the Company to repurchase shares of its common stock.  In 2011, the Company repurchased approximately 133,400 shares of its common stock under a 10b5-1 program, representing 0.7% of the then outstanding shares, in the open market at an average price of $14.94 per share.  In 2010, the Company repurchased approximately 412,000 shares of its common stock under a 10b5-1 program, representing 2.1% of the then outstanding shares, in the open market at an average price of $13.83 per share.  In 2009, the Company repurchased approximately 2,400 shares of its common stock under a 10b5-1 program, representing 0.01% of the then outstanding shares, in the open market at an average price of $6.03 per share.  All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2011, $8.0 million remained authorized for share repurchases.

The Company paid dividends totaling $8.2 million, $6.3 million and $5.8 million in 2011, 2010 and 2009, respectively.

On February 14, 2012, the Company’s Board of Directors authorized a dividend of 21.2¢ per share to shareholders of record on March 23, 2012.  The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

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

Minimum cash contributions of $1.7 million were required for the defined-benefit plans for 2011.  The Company contributed $2 million to the defined-benefit plans in both 2011 and 2010.

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

The Company plans to contribute approximately $3 million in 2012, but will increase the amount of the contribution if required to do so.  The intent of these contributions is to reduce the amount of time that the Company will be required to continue to operate the frozen plans.  The ongoing cost of running the plans (even if frozen) is approximately $200,000 per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

Based on its unencumbered assets, the Company believes it has the ability to raise substantial amounts of cash through issuance of short-term or long-term debt.  The Company’s unsecured $25 million credit facility, which expires on June 15, 2013, remains unused and the Company has no debt.

Contractual Obligations
The table below summarizes the Company’s significant contractual obligations at December 31, 2011, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.  This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2011.

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

Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	$26,600	$26,600	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-

Total	$26,600	$26,600	-	-	-

The expected timing of payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Firearms Legislation and Litigation

See Item 1A - Risk Factors and Note 16 to the financial statements for discussion of firearms legislation and litigation.

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

The valuation of the future defined-benefit pension obligations at December 31, 2011 and 2010 indicated that these plans were underfunded by $19.1 million and $9.4 million, respectively, and resulted in a cumulative other comprehensive loss of $27.5 million and $19.6 million on the Company’s balance sheet at December 31, 2011 and 2010, respectively.

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

Forward-Looking Statements and Projections

The Company may, from time to time, make forward-looking statements and projections concerning future expectations.  Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company, the impact of future firearms control and environmental legislation and accounting estimates, any one or more of which could cause actual results to differ materially from those projected.  Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.

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

A hypothetical 100 basis point change in market interest rates over the next year would not materially impact the Company’s earnings or cash flows.  A hypothetical 100 basis point change in market interest rates would not have a material effect on the fair value of the Company’s investments.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sturm, Ruger & Company, Inc.

We have audited Sturm, Ruger & Company, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Sturm, Ruger & Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sturm, Ruger & Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 22, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
February 22, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sturm, Ruger & Company, Inc.

We have audited the accompanying balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of Sturm, Ruger & Company, Inc. listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sturm, Ruger & Company, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sturm, Ruger & Company, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of Sturm, Ruger & Company, Inc.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
February 22, 2012

Balance Sheets
(Dollars in thousands, except per share data)

December 31,	2011	2010

Assets
Current Assets
Cash and cash equivalents	$81,056	$5,132
Short-term investments	-	52,493
Trade receivables, net	42,225	31,565
Gross inventories	49,004	48,820
Less LIFO reserve	(37,476)	(37,448)
Less excess and obsolescence reserve	(1,311)	(1,545)
Net inventories	10,217	9,827

Deferred income taxes	5,776	4,780
Prepaid expenses and other current assets	6,968	1,427
Total Current Assets	146,242	105,224

Property, Plant, and Equipment	169,142	150,379
Less allowances for depreciation	(116,195)	(107,458)
Net property, plant and equipment	52,947	42,921

Deferred income taxes	32	5,443
Other assets	7,289	4,173
Total Assets	$206,510	$157,761

See accompanying notes to financial statements.

December 31,	2011	2010

Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable and accrued expenses	$28,592	$16,492
Product liability	1,305	449
Employee compensation and benefits	14,882	10,923
Workers’ compensation	4,600	4,893
Income taxes payable	217	582
Total Current Liabilities	49,596	33,339

Accrued pension liability	19,082	9,369
Product liability	441	573

Contingent liabilities (Note 16)	-	-

Stockholders’ Equity
Common stock, non-voting, par value $1:
Authorized shares – 50,000; none issued
Common stock, par value $1:
Authorized shares – 40,000,000
2011 – 23,382,566 issued, 19,083,132 outstanding
2010 – 23,003,285 issued, 18,837,251 outstanding	23,383	23,003
Additional paid-in capital	10,454	9,885
Retained earnings	168,981	137,125
Less: Treasury stock – at cost
2011 – 4,299,434 shares
2010 – 4,166,034, shares	(37,884)	(35,885)
Accumulated other comprehensive loss	(27,543)	(19,648)
Total Stockholders’ Equity	137,391	114,480
Total Liabilities and Stockholders’ Equity	$206,510	$157,761

See accompanying notes to financial statements.

Statements of Income
(In thousands, except per share data)

Year ended December 31,	2011	2010	2009

Net firearms sales	$324,200	$251,680	$266,566
Net castings sales	4,616	3,526	4,419
Total net sales	328,816	255,206	270,985

Cost of products sold	217,058	171,224	183,380

Gross profit	111,758	83,982	87,605

Operating Expenses:
Selling	28,691	23,517	21,822
General and administrative	20,970	16,652	20,387
Other operating (income) expenses, net	(319)	420	1,492
Total operating expenses	49,342	40,589	43,701

Operating income	62,416	43,393	43,904

Other income:
Royalty income	873	429	490
Interest income	29	48	118
Interest expense	(110)	(143)	(158)
Other income, net	308	422	6
Total other income, net	1,100	756	456

Income before income taxes	63,516	44,149	44,360

Income taxes	23,501	15,894	16,857
Net income	$40,015	$28,255	$27,503

Basic Earnings Per Share	$2.12	$1.48	$1.44

Fully Diluted Earnings Per Share	$2.09	$1.46	$1.42

Cash Dividends Per Share	$0.43	$0.33	$0.31

See accompanying notes to financial statements.

Statements of Stockholders’ Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2008	$22,799	$2,442	$93,500	$(30,153)	$(22,985)	$65,603
Net income			27,503			27,503
Pension liability, net of deferred taxes of $1,608					2,623	2,623
Comprehensive income						30,126
Dividends paid			(5,816)			(5,816)
Stock-based compensation		4,205				4,205
Tax benefit realized from exercise of stock options		1,412				1,412
Common stock issued – compensation plans	28	(28)				-
Repurchase of 2,401 shares of common stock				(14)		(14)
Balance at December 31, 2009	22,827	8,031	115,187	(30,167)	(20,362)	95,516
Net income			28,255			28,255
Pension liability, net of deferred taxes of $460					714	714
Comprehensive income						28,969
Dividends paid			(6,317)			(6,317)
Stock-based compensation		2,589				2,589
Exercise of stock options and vesting of RSU’s		(1,367)				(1,367)
Tax benefit realized from exercise of stock options and vesting of RSU’s		808				808
Common stock issued – compensation plans	176	(176)				-
Repurchase of 412,213 shares of common stock				(5,718)		(5,718)
Balance at December 31, 2010	23,003	9,885	137,125	(35,885)	(19,648)	114,480
Net income			40,015			40,015
Pension liability, net of deferred taxes of $4,133					(7,895)	(7,895)
Comprehensive income						32,120
Dividends paid			(8,159)			(8,159)
Stock-based compensation		2,953				2,953
Exercise of stock options and vesting of RSU’s		(5,859)				(5,859)
Tax benefit realized from exercise of stock options and vesting of RSU’s		3,855				3,855
Common stock issued – compensation plans	380	(380)				-
Repurchase of 133,400 shares of common stock				(1,999)		(1,999)
Balance at December 31, 2011	$23,383	$10,454	$168,981	$(37,884)	$(27,543)	$137,391

See accompanying notes to financial statements.

Statements of Cash Flows
(In thousands)

Year ended December 31,	2011	2010	2009

Operating Activities
Net income	$40,015	$28,255	$27,503
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,148	9,207	7,300
Stock-based compensation	2,953	2,589	4,205
Slow moving inventory valuation adjustment	(234)	(1,057)	239
Loss (gain) on sale of assets	(26)	22	(45)
Deferred income taxes	8,205	493	2,060
Changes in operating assets and liabilities:
Trade receivables	(10,660)	(6,516)	760
Inventories	(156)	888	2,042
Trade accounts payable and accrued expenses	11,807	3,932	2,150
Employee compensation and benefits	3,959	(1,967)	4,896
Product liability	724	(1,060)	339
Prepaid expenses, other assets and other liabilities	(10,961)	(1,333)	(2,132)
Income taxes payable	(365)	(962)	(2,628)
Cash provided by operating activities	57,409	32,491	46,689

Investing Activities
Property, plant, and equipment additions	(22,135)	(19,409)	(13,819)
Purchases of short-term investments	(122,978)	(164,966)	(77,281)
Proceeds from sales or maturities of short-term investments	175,471	163,214	45,098
Net proceeds from sale of assets	319	21	51
Cash provided by (used for) investing activities	30,677	(21,140)	(45,951)

Financing Activities
Dividends paid	(8,159)	(6,317)	(5,816)
Tax benefit from exercise of stock options	3,855	1,923	1,442
Repurchase of common stock	(1,999)	(5,718)	(14)
Payment of employee withholding tax related to share-based compensation	(5,859)	(1,115)	(30)
Repayment of line of credit	-	-	(1,000)
Cash used for financing activities	(12,162)	(11,227)	(5,418)

Increase (decrease) in cash and cash equivalents	75,924	124	(4,680)
Cash and cash equivalents at beginning of year	5,132	5,008	9,688
Cash and cash equivalents at end of year	$81,056	$5,132	$5,008

See accompanying notes to financial statements.

Notes to Financial Statements
(Dollars in thousands, except per share)

1.           Summary of Significant Accounting Policies

Organization

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 99% of the Company’s total sales for the year ended December 31, 2011 were from the firearms segment.  Export sales represent approximately 5% of firearms sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company also manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment.  Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, were approximately 1% of the Company’s total sales for the year ended December 31, 2011.

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

Short-term Investments

Short-term investments consist principally of United States Treasury instruments, all maturing within one year, and are recorded at cost plus accrued interest, which approximates fair value.  The income from short-term investments is included in other income, net.  As of December 31, 2011, the Company held no short-term investments.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2011, 2010, and 2009, were $2.9 million, $2.3 million, and $2.7 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense.  Such costs totaled $3.5 million, $3.0 million, and $2.7 million in 2011, 2010, and 2009, respectively.

Research and Development

In 2011, 2010, and 2009, the Company spent approximately $4.0 million, $3.2 million, and $2.0 million, respectively, on research activities relating to the development of new products and the improvement of existing products.  Research and development costs are expensed as incurred.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year.  Diluted earnings per share reflect the impact of options, restricted stock units, and deferred stock outstanding using the treasury stock method.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

2.           Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2011	2010

Trade receivables	$43,217	$32,469
Allowance for doubtful accounts	(185)	(277)
Allowance for discounts	(807)	(627)
	$42,225	$31,565

In 2011, the largest individual trade receivable balances accounted for 19%, 15%, 14%, and 12% of total trade receivables, respectively.

In 2010, the largest individual trade receivable balances accounted for 15%, 15%, 12%, 12%, 11% and 10% of total trade receivables, respectively.

3.           Inventories

Inventories consist of the following:

December 31,	2011	2010

Finished products	$3,317	$5,833
Materials and products in process	44,376	41,442
	47,693	47,275
Adjustment of inventories to a LIFO basis	(37,476)	(37,448)
	$10,217	$9,827

In 2011, inventory quantities increased.  In 2010, inventory quantities were reduced.  This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases, the effect of which decreased costs of products sold by approximately $2.3 million in 2010.

4.           Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2011	2010

Land and improvements	$1,266	$1,266
Buildings and improvements	27,961	26,609
Machinery and equipment	111,558	97,514
Dies and tools	28,357	24,990
	$169,142	$150,379

5.           Other Assets

Other assets consist of the following:

December 31,	2011	2010

Patents, at cost	$4,900	$4,689
Less: accumulated amortization	(2,583)	(2,342)
Deposits on capital items	1,618	570
Software development costs	1,911	756
Other	1,443	500
	$7,289	$4,173

The capitalized cost of patents is amortized using the straight-line method over their useful lives. The cost of patent amortization was $0.2 million, $0.2 million and $0.3 million in 2011, 2010 and 2009, respectively. The estimated annual patent amortization cost for each of the next five years is $0.2 million. Costs incurred to maintain existing patents are charged to expense in the year incurred.

Software development costs were incurred to develop and implement an integrated ERP system prior to the time the system became operational. These costs are being amortized using the straight line method over a period of sixty months. Costs incurred subsequent to the system becoming operational are being expensed.

6.           Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2011	2010

Trade accounts payable	$12,263	$6,597
Accrued expenses	16,329	9,895
	$28,592	$16,492

7.           Line of Credit

In December 2007, the Company established an unsecured $25 million revolving line of credit with a bank. This facility is renewable annually and now terminates on June 15, 2013.  The credit facility remained unused and throughout 2010 and 2011. Borrowings under this facility would bear interest at LIBOR (1.13% at December 31, 2011) plus 200 basis points and the Company is charged three-eighths of a percent (.375%) per year on the unused portion.  At December 31, 2011 and 2010, the Company was in compliance with the terms and covenants of the credit facility.

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

Minimum cash contributions of $2.0 million were required for the defined-benefit plans for 2011.  The Company contributed $2 million to the defined-benefit plans in both 2011 and 2010.

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

The Company plans to contribute approximately $3 million in 2012, but will increase the amount of the contribution if required to do so.  The intent of these contributions is to reduce the amount of time that the Company will be required to continue to operate the frozen plans.  The ongoing cost of running the plans (even if frozen) is approximately $0.2 million per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

The measurement dates of the assets and liabilities of all plans presented for 2011 and 2010 were December 31, 2011 and December 31, 2010, respectively.

In the first quarter of 2009, the Company settled $2.1 million of pension liabilities through the purchases of group annuities.  This transaction resulted in an insignificant actuarial gain.

Summarized information on the Company’s defined-benefit pension plans is as follows:

Obligations and Funded Status at December 31,	2011	2010

Change in Benefit Obligation
Benefit obligation at beginning of year	$68,793	$64,140
Service cost	-	-
Interest cost	3,545	3,576
Actuarial loss	7,662	3,694
Benefits paid	(2,770)	(2,617)
Benefit obligation at end of year	77,230	68,793

Change in Plan Assets
Fair value of plan assets at beginning of year	59,423	51,946
Actual return on plan assets	(661)	7,940
Employer contributions	2,156	2,155
Benefits paid	(2,770)	(2,617)
Fair value of plan assets at end of year	58,148	59,424

Funded Status
Funded status	(19,082)	(9,369)
Unrecognized net actuarial loss	43,719	31,691
Unrecognized prior service cost	-	-
Net amount recognized	$24,637	$22,322

Weighted Average Assumptions for the years ended December 31,	2011	2010
Discount rate	5.25%	5.75%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increases	N/A	N/A

Components of Net Periodic Pension Cost	2011	2010
Service cost	$-	$-
Interest cost	3,546	3,576
Expected return on assets	(4,739)	(4,127)
Recognized gains	1,034	1,031
Prior service cost recognized	-	-
Net periodic pension cost	$(159)	$480

Amounts Recognized on the Balance Sheet	2011	2010
Accrued benefit liability	$(19,082)	$(9,369)
Accumulated other comprehensive loss, net of tax	27,543	19,648
Deferred tax asset	16,176	12,043
	$24,637	$22,322

Weighted Average Assumptions as of December 31,	2011	2010
Discount rate	4.75%	5.25%
Rate of compensation increases	N/A	N/A

Information for Pension Plans with an Accumulated Benefit Obligation in excess of plan assets	2011	2010
Projected benefit obligation	$77,230	$68,793
Accumulated benefit obligation	$77,230	$68,793
Fair value of plan assets	$58,148	$59,424

Pension Weighted Average Asset Allocations as of December 31,	2011	2010
Debt securities	27%	26%
Equity securities	67%	68%
Real estate	5%	5%
Money market funds	1%	1%
	100%	100%

The estimated future benefit payments for the defined-benefit plans for each of the next five years and the total amount for years six through ten, are as follows: 2012-$3.2 million, 2013-$3.4 million, 2014-$3.6 million, 2015-$3.8 million, 2016-$4.0 million and for the five year period ending 2021-$22.0 million.

The Company determines the expected return on plan assets based on the target asset allocations.  In addition, the historical returns of the plan assets are also considered in arriving at the expected rate of return.

The Company recorded an additional minimum pension liability adjustment, net of tax, which decreased comprehensive income by $7.9 million in 2011 and increased comprehensive income by $2.6 million and $0.7 million in 2010 and 2009, respectively.

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

Money market funds: Valued at the NAV of shares held by the plans at year end, which is generally intended to approximate one dollar per share.

The following table sets forth the defined-benefit plans’ assets at fair value:

December 31,	2011	2010

Pooled separate accounts:
Equity securities:
U.S. small cap equity funds	$6,742	$7,190
U.S. mid-cap equity funds	16,037	16,987
U.S. large-cap equity funds	5,236	5,700
International equity funds	11,229	10,866
Domestic real estate funds	3,136	3,013
Fixed income securities:
Corporate bond funds	15,459	15,615
Money market fund	309	53
	$58,148	$59,424

Defined-Contribution Plans

Prior to 2007, the Company also sponsored two qualified defined-contribution plans that covered substantially all of its hourly and salaried employees.  Effective January 1, 2007, the qualified defined-contribution plans were merged into a single 401(k) plan. Under the terms of the 401(k) plan, the

Company matches a certain portion of employee contributions. Expenses related to matching employee contributions to the 401(k) plan were $2.0 million, $1.8 million and $1.8 million in 2011, 2010 and 2009, respectively.

Additionally, in 2011, 2010 and 2009 the Company provided supplemental discretionary contributions to the individual 401(k) accounts of substantially all employees.  Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying base compensation established annually.  The cost of these supplemental contributions totaled $2.1 million, $1.8 million and $1.7 million in 2011, 2010 and 2009, respectively.

Non-Qualified Plan

The Company also sponsors a non-qualified defined-contribution plan, the Supplemental Executive Retirement Plan, which covered certain of its salaried employees.  Only one participant, who is retired, remains in this plan.

9.           Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following:

Year ended December 31,	2011	2010	2009

Loss (gain) on sale of operating assets (a)	$(83)	$22	$(45)
Frozen defined-benefit pension plan expense (income)	(236)	398	1,537
Total other operating expenses (income), net	$(319)	$420	$1,492

(a)	The gain on sale of operating assets was generated primarily from the sale of used machinery and equipment related to firearms.

10.           Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2006.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2011		2010		2009
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$11,371	$7,948	$11,675	$1,112	$13,572	$230
State	3,926	256	2,814	293	3,005	50
	$15,297	$8,204	$14,489	$1,405	$16,577	$280

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.3	4.6	4.5
Domestic production activities deduction	(1.8)	(2.7)	(2.1)
Other items	(0.5)	(0.9)	0.6
Effective income tax rate	37.0%	36.0%	38.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2011	2010
Deferred tax assets:
Product liability	$646	$368
Employee compensation and benefits	3,374	3,222
Allowances for doubtful accounts and discounts	1,625	859
Inventories	533	603
Additional minimum pension liability	16,176	12,043
Stock-based compensation	1,089	1,840
Other	259	244
Total deferred tax assets	23,702	19,179
Deferred tax liabilities:
Pension plans	9,217	8,134
Depreciation	8,401	629
Other	276	193
Total deferred tax liabilities	17,894	8,956
Net deferred tax assets	$5,808	$10,223

Changes in deferred tax assets relating to the additional minimum pension liability are not charged to expense and are therefore not included in the deferred tax provision; instead they are charged to other comprehensive income.

The Company made income tax payments of approximately $16.4 million, $14.6 million, and $18.9 million, during 2011, 2010, and 2009, respectively.  The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.  In 2009, the Company received a tax refund of $1.4 million related to the exercise of stock options in prior years.

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

11.           Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2011	2010	2009

Numerator:
Net income	$40,015	$28,255	$27,503
Denominator:
Weighted average number of common shares outstanding – Basic	18,919,489	19,032,557	19,061,321
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	232,909	266,636	259,735
Weighted average number of common shares outstanding – Diluted	19,152,398	19,299,193	19,321,056

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. The weighted average number of common shares outstanding decreased from the previous year in 2011 and 2010 as a result of the Company’s stock repurchase plans, which were authorized by the Board of Directors in 2008 and 2010. See Note 12 for further information.

The following average numbers of stock options are anti-dilutive and therefore are not included in the diluted earnings per share calculation:

Year ended December 31,	2011	2010	2009

Average number of stock options	-	-	456,250

There are no anti-dilutive stock options in 2011 and 2010 because the closing price of the Company’s stock on December 31, 2011 and 2010 exceeded the strike price of all outstanding options on that date.

12.           Stock Repurchases

In the third quarter of 2010 and the first quarter of 2011 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
8/3/10-8/31/10	339,000	$14.08	339,000
9/1/10-9/22/10	73,000	$12.92	73,000
1/4/11-1/29/11	133,400	$14.94	133,400
Total	545,400	$14.15	545,400	$8,000,000

In 2009, the Company repurchased 2,400 shares of its common stock, representing 0.1% of the then outstanding shares, in the open market at an average price of $6.03 per share.

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2011, $8.0 million remained authorized for share repurchases.

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

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, restricted stock units, and stock appreciation rights, any of which may or may not require the achievement of performance objectives.  Vesting requirements are determined by the Compensation Committee or the Board of Directors.  The Company reserved 2,550,000 shares for issuance under the 2007 SIP.  At December 31, 2011, an aggregate of 984,000 shares remain available for grant under the Plan.

Compensation expense related to stock options is recognized based on the grant-date fair value of the awards estimated using the Black-Scholes option pricing model.  Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock.  The total stock-based compensation cost included in the Statements of Income was $3.0 million, $2.6 million and $4.2 million in 2011, 2010 and 2009, respectively.  The 2009 expense was unusually high because performance based stock options and restricted stock units that had been granted over several years vested in 2009 as a result of the operating performance in that year.

Stock Options

There were no stock options granted in 2011.

For purposes of determining the fair value of stock option awards granted in 2010 and 2009, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below.

	2010	2009
Dividend yield	0.0%	0.0%
Expected volatility	40.0%	41.0%
Risk free rate of return	4.0%	4.0%
Expected lives	6.7 years	8.0 years

The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

The following table summarizes the stock option activity of the Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2008	1,420,250	9.02	3.99	7.0
Granted	115,900	8.69	4.57	9.3
Exercised	(38,000)	8.73	2.56	4.1
Canceled	-	-	-	-
Outstanding at December 31, 2009	1,498,150	9.00	4.13	7.1
Granted	40,000	9.70	4.80	9.0
Exercised	(366,000)	8.11	3.15	4.5
Canceled	-	-	-	-
Outstanding at December 31, 2010	1,172,150	9.30	4.46	6.7
Granted
Exercised	(843,450)	9.58	4.48	5.0
Canceled
Outstanding at December 31, 2011	328,700	8.58	4.42	6.2
Exercisable Options Outstanding at December 31, 2011	223,700	8.37	4.28	6.0
Non-Vested Options Outstanding at December 31, 2011	105,000	$9.05	$4.71	6.7

At December 31, 2011, the aggregate intrinsic value of all options, including exercisable options, was $8.2 million.

At December 31, 2011, there was $0.4 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.0 years.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2011, 9,487 deferred stock awards were issued to non-employee directors that will vest in April 2012 and 12,744 deferred stock awards were issued to non-employee directors that will vest in April 2014.

In 2010, 12,902 deferred stock awards were issued to non-employee directors that will vest in April 2011 and 17,331 deferred stock awards were issued to non-employee directors that will vest in April 2013.

In 2009, 13,360 deferred stock awards were issued to non-employee directors that vested in April 2010.

Compensation expense related to these awards is amortized ratably over the vesting period.  Compensation expense related to these awards was $0.5 million, $0.3 million and $0.2 million in 2011, 2010 and 2009, respectively.

Restricted Stock Units

Beginning in the second quarter of 2009, the Company began granting restricted stock units in lieu of incentive stock options to senior employees. The vesting of these RSU’s is dependent on the achievement of various corporate objectives established by the Compensation Committee of the Board of Directors, as well as, in certain instances, the passage of time.

During 2011, 524,000 restricted stock units were issued.  Compensation costs related to these restricted stock units was $10.7 million, of which $1.8 was recognized in 2011. The remaining costs will be recognized ratably over the remaining period required before the units to vest, which ranges from three to five years.

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

Year ended December 31,	2011	2010	2009
Net Sales
Firearms	$324,200	$251,680	$266,566
Castings
Unaffiliated	4,616	3,526	4,419
Intersegment	18,122	14,677	16,159
	22,738	18,203	20,578
Eliminations	(18,122)	(14,677)	(16,159)
	$328,816	$255,206	$270,985
Income (Loss) Before Income Taxes
Firearms	$66,484	$48,160	$46,339
Castings	(2,254)	(1,637)	(443)
Corporate	(714)	(2,374)	(1,536)
	$63,516	$44,149	$44,360
Identifiable Assets
Firearms	$103,545	$82,179	$66,011
Castings	5,290	4,683	4,643
Corporate	97,675	70,899	71,025
	$206,510	$157,761	$141,679
Depreciation
Firearms	$11,373	$8,502	$6,561
Castings	775	705	739
	$12,148	$9,207	$7,300
Capital Expenditures
Firearms	$20,719	$18,904	$13,045
Castings	1,416	505	774
	$22,135	$19,409	$13,819

In 2011, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-15%; Davidson’s-14%; Sports South-12%; and Lipsey’s-12%.

In 2010, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-16%; Davidson’s-12%; Lipsey’s-11% and Sports South-11%.

In 2009, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-16%; Davidson’s-11%; Lipsey’s-11%; Sports South-11% and Big Rock-10%.

The Company’s assets are located entirely in the United States and domestic sales represent greater than 95% of total sales in 2011, 2010, and 2009.

15.           Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2011:

	Three Months Ended
	4/02/11	7/02/11	10/01/11	12/31/11
Net Sales	$75,441	$79,622	$80,512	$93,241
Gross profit	23,995	28,465	29,127	30,172
Net income	7,947	10,813	10,737	10,518
Basic earnings per share	0.42	0.57	0.57	0.55
Diluted earnings per share	$0.42	$0.56	$0.56	$0.54

	Three Months Ended
	4/03/10	7/03/10	10/02/10	12/31/10
Net Sales	$68,276	$64,389	$58,401	$64,138
Gross profit	23,131	21,740	18,583	20,527
Net income	8,316	8,184	6,041	5,713
Basic earnings per share	0.44	0.43	0.32	0.30
Diluted earnings per share	$0.43	$0.42	$0.31	$0.30

16.           Contingent Liabilities

As of December 31, 2011, the Company was a defendant in approximately four (4) lawsuits.  The Company is aware of certain other such claims.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made.  However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $5.4 million and $0.0 million at December 31, 2011 and 2010, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2011 and 2010, the Company was a defendant in 3 and 1 lawsuits, respectively, involving its products and is aware of other such claims.  As of December 31, 2011 and 2010, there were 1 and 1 ongoing lawsuits involving the Company’s products, respectively, from which the Company was dismissed, though the dismissals were not final.  During the year ended December 31, 2011 and 2010, 2 and 0 lawsuits involving the Company’s products, respectively, were filed against the Company, 0 and 1 lawsuits involving the Company’s products, were dismissed, and 0 and 2 lawsuits involving the Company’s products, were settled.

The Company’s product liability expense was $1.6 million in 2011 and negligible in 2010.  This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2011 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2009	1,744	873	(274)	(261)	2,082

2010	2,082	(834)	(64)	(162)	1,022

2011	1,022	755	(31)	-	1,746

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2009	873	745	1,618

2010	(834)	843	9

2011	755	862	1,617

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

17.           Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments.  Fair values of short-term investments, accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2011 and 2010 balance sheets approximate carrying values at those dates.

18.           Subsequent Events

On February 14, 2012, the Company’s Board of Directors authorized a dividend of 21.2¢ per share to shareholders of record on March 9, 2012.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2011 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2011. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

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

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2012 Annual Meeting of Stockholders scheduled to be held May 2, 2012.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2012 Annual Meeting of Stockholders scheduled to be held May 2, 2012.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2012 Annual Meeting of Stockholders scheduled to be held May 2, 2012.

ITEM 12—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2012 Annual Meeting of Stockholders scheduled to be held May 2, 2012.

ITEM 13—	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2012 Annual Meeting of Stockholders scheduled to be held May 2, 2012.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2012 Annual Meeting of Stockholders scheduled to be held May 2, 2012.

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

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 2, 2011, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 1, 2011, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

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

February 22, 2012
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ MICHAEL O. FIFER	2/22/12	/S/ JOHN A. COSENTINO, JR.	2/22/12
Michael O. Fifer Chief Executive Officer, Director (Principal Executive Officer)		John A. Cosentino, Jr. Director
/S/ JAMES E. SERVICE	2/22/12	/S/ RONALD C. WHITAKER	2/22/12
James E. Service Director		Ronald C. Whitaker Director
/S/ C. MICHAEL JACOBI	2/22/12	/S/ PHILLIP C. WIDMAN	2/22/12
C. Michael Jacobi Director		Phillip C. Widman Director
/S/ AMIR P. ROSENTHAL	2/22/12	/S/ THOMAS A. DINEEN	2/22/12
Amir P. Rosenthal Director		Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

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

EXHIBIT INDEX (continued)

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 2, 2011, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 1, 2011, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

YEAR ENDED DECEMBER 31, 2011

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
		(1)	(2)
Description	Balance at Beginning of Period	Charged (Credited)to Costs and Expenses	Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2011	$277			$92	(a)	$185
Year ended December 31, 2010	$209	$68				$277
Year ended December 31, 2009	$126	$92		$9	(a)	$209

Allowance for discounts:
Year ended December 31, 2011	$627	$6,148		$5,968	(b)	$807
Year ended December 31, 2010	$492	$5,520		$5,385	(b)	$627
Year ended December 31, 2009	$449	$4,869		$4,826	(b)	$492

Excess and obsolete inventory reserve:
Year ended December 31, 2011	$1,545	$(225)		$9	(c)	$1,311
Year ended December 31, 2010	$2,727	$(1,057)		$125	(c)	$1,545
Year ended December 31, 2009	$3,569	$239		$1,081	(c)	$2,727

(a)	Accounts written off
(b)	Discounts taken
(c)	Inventory written off