Form 10-Q
period 2012-03-31
STURM RUGER & CO INC
filed 2012-05-01
CIK 95029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 (Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  Yes    ☑              No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☑              No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐              No    ☑

The number of shares outstanding of the issuer's common stock as of April 30, 2012: Common Stock, $1 par value –19,145,937.

INDEX

STURM, RUGER & COMPANY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2012	December 31, 2011
		(Note)

Assets

Current Assets
Cash and cash equivalents	$ 75,835	$ 81,056
Short-term investments	19,994	—
Trade receivables, net	49,026	42,225
Gross inventories	46,264	49,004
Less LIFO reserve	(37,405)	(37,476)
Less excess and obsolescence reserve	(1,238)	(1,311)
Net inventories	7,621	10,217

Deferred income taxes	6,861	5,776
Prepaid expenses and other current assets	1,025	6,968
Total Current Assets	160,362	146,242

Property, plant and equipment	171,869	169,142
Less allowances for depreciation	(119,252)	(116,195)
Net property, plant and equipment	52,617	52,947
Deferred income taxes	312	32
Other assets	8,102	7,289
Total Assets	$221,393	$206,510

Note:

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	March 31, 2012	December 31, 2011
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$ 31,075	$ 28,592
Product liability	1,283	1,305
Employee compensation and benefits	10,644	14,882
Workers’ compensation	4,728	4,600
Income taxes payable	4,405	217
Total Current Liabilities	52,135	49,596

Accrued pension liability	19,082	19,082
Product liability accrual	398	441

Contingent liabilities – Note 11	—	—
Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000 2012 – 23,445,371 issued, 19,145,937 outstanding 2011 – 23,382,566 issued, 19,083,132 outstanding	23,445	23,383
Additional paid-in capital	11,358	10,454
Retained earnings	180,402	168,981
Less: Treasury stock – at cost 2012 – 4,299,434 shares 2011 – 4,299,434 shares	(37,884)	(37,884)
Accumulated other comprehensive loss	(27,543)	(27,543)
Total Stockholders’ Equity	149,778	137,391
Total Liabilities and Stockholders’ Equity	$221,393	$206,510

Note:

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2012	April 2, 2011

Net firearms sales	$ 110,787	$74,441
Net castings sales	1,550	1,000
Total net sales	112,337	75,441

Cost of products sold	70,544	51,446

Gross profit	41,793	23,995

Operating expenses:
Selling	10,999	6,912
General and administrative	6,378	4,625
Total operating expenses	17,377	11,537

Operating income	24,416	12,458

Other income:
Interest (expense) income, net	(23)	50
Other income, net	178	106
Total other income, net	155	156

Income before income taxes	24,571	12,614

Income taxes	9,091	4,667

Net income and comprehensive income	$ 15,480	$ 7,947

Basic earnings per share	$0.81	$0.42

Fully diluted earnings per share	$0.79	$0.42

Cash dividends per share	$0.212	$0.050

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2011	$23,383	$10,454	$168,981	$(37,884)	$(27,543)	$137,391
Net income			15,480			15,480
Dividends paid			(4,059)			(4,059)
Recognition of stock-based compensation expense		928				928
Employee withholding tax related to share-based compensation		(884)				(884)
Tax benefit realized from exercise of stock options and vesting of RSU’s		922				922
Common stock issued – compensation plans	62	(62)				—
Balance at March 31, 2012	$ 23,445	$11,358	$180,402	$(37,884)	$(27,543)	$149,778

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011

Operating Activities
Net income	$15,480	$ 7,947
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,388	2,930
Slow moving inventory valuation adjustment	(53)	(125)
Stock-based compensation	928	459
Gain on sale of assets	—	(7)
Deferred income taxes	(1,365)	(1,556)
Changes in operating assets and liabilities:
Trade receivables	(6,801)	1,135
Inventories	2,649	6,404
Trade accounts payable and accrued expenses	2,611	3,319
Employee compensation and benefits	(4,238)	(2,384)
Product liability	(65)	172
Prepaid expenses, other assets and other liabilities	5,119	(472)
Income taxes payable	4,188	2,914
Cash provided by operating activities	21,841	20,736

Investing Activities
Property, plant and equipment additions	(3,047)	(4,306)
Proceeds from sale of assets	—	7
Purchases of short-term investments	(19,994)	(61,483)
Proceeds from maturities of short-term investments	—	46,994
Cash used for investing activities	(23,041)	(18,788)

Financing Activities
Tax benefit from exercise of stock options	922	1,247
Repurchase of common stock	—	(1,999)
Payment of employee withholding tax related to share-based compensation	(884)	—
Dividends paid	(4,059)	(938)
Cash used for financing activities	(4,021)	(1,690)

(Decrease) Increase in cash and cash equivalents	(5,221)	258

Cash and cash equivalents at beginning of period	81,056	5,132

Cash and cash equivalents at end of period	$ 75,835	$ 5,390

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 2012 may not be indicative of the results to be expected for the full year ending December 31, 2012. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 99% of the Company’s total sales for the three months ended March 31, 2012 were firearms sales, and approximately 1% was investment castings sales. Export sales represent approximately 5% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

Short-term Investments:

Short-term investments consist principally of United States Treasury instruments, all maturing within one year, and are recorded at cost plus accrued interest, which approximates market. The income from short-

term investments is included in other income, net. The Company intends to hold these investments until maturity.

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

During the three month period ended March 31, 2012, inventory quantities were reduced. If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2012, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Inventory at FIFO
Finished products	$ 2,702	$ 3,318
Materials and work in process	43,562	45,686
Gross inventories	46,264	49,004
Less: LIFO reserve	(37,405)	(37,476)
Less: excess and obsolescence reserve	(1,238)	(1,311)
Net inventories	$ 7,621	$ 10,217

NOTE 4 - LINE OF CREDIT

In December 2011, the Company renewed a $25 million credit facility with a bank. This facility is renewable annually and now terminates on June 15, 2013.  Borrowings under this facility bear interest at LIBOR (1.01% at March 31, 2012) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At March 31, 2012 and December 31, 2011, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

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

Minimum contributions of approximately $3.0 million are required for the defined benefit plans for 2012. The Company contributed $2.0 million to the defined benefit plans in 2011. Contributions in the three months ended March 31, 2012 totaled $0.8 million.

The estimated cost of the frozen defined benefit plans for 2012 is not expected to be significant.

The supplemental discretionary contributions to the 401(k) plan totaled $0.7 million and $0.6 million for the three months ended March 31, 2012 and April 2, 2011, respectively. The Company plans to contribute approximately $2.0 million to the plan during the remainder of 2012.

NOTE 6 - INCOME TAXES

The Company's 2012 and 2011 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The effective income tax rates for the three months ended March 31, 2012 and April 2, 2011 are 37.0% and 37.0%, respectively.

Income tax payments in the three months ended March 31, 2012 and April 2, 2011 totaled $0.3 million and $0.1 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2008.

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

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31, 2012	April 2, 2011

Numerator:
Net income	$15,480	$7,947
Denominator:
Weighted average number of common shares outstanding – Basic	19,116,765	18,752,088
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	436,916	220,201
Weighted average number of common shares outstanding – Diluted	19,553,681	18,972,289

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

During the three months ended March 31, 2012, the Company did not repurchase any shares of its common stock.

NOTE 9 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP of which 892,200 remain available for future grants as of March 31, 2012.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.9 million and $0.5 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2011	328,700	$8.58	$4.42
Granted	—	—	—
Exercised	(36,970)	$7.57	$3.59
Expired	—	—	—
Outstanding at March 31, 2012	291,730	$8.71	$4.52

The aggregate intrinsic value (mean market price at March 31, 2012 less the weighted average exercise price) of options outstanding under the plans was approximately $11.8 million.

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

Restricted stock units issued during the three months ended March 31, 2012 were 91,769. Total compensation costs related to these restricted stock units are $4.1 million. These costs are being recognized ratably over the vesting period which range from three to five years. Total compensation cost related to restricted stock units was $0.8 million and $0.5 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

NOTE 10 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments:  firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment manufactures and sells steel investment castings.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended
	March 31, 2012	April 2, 2011
Net Sales
Firearms	$110,787	$74,441
Castings
Unaffiliated	1,550	1,000
Intersegment	6,383	4,386
	7,933	5,386
Eliminations	(6,383)	(4,386)
	$112,337	$75,441

Income (Loss) Before Income Taxes
Firearms	$24,894	$12,753
Castings	(442)	(297)
Corporate	119	158
	$24,571	$12,614

	March 31, 2012	December 31, 2011
Identifiable Assets
Firearms	108,597	$103,545
Castings	4,940	5,290
Corporate	107,856	97,675
	221,393	$206,510

NOTE 11 - CONTINGENT LIABILITIES

As of March 31, 2012, the Company was a defendant in approximately five (5) lawsuits and is aware of certain other such claims. The lawsuits fall into three general categories, traditional product liability, municipal litigation and securities litigation, discussed in turn below.

Traditional Product Liability Litigation

Three of the five lawsuits mentioned above involve claims for damages related to allegedly defective product design and/or manufacture. All three lawsuits stem from a specific incident of personal injury and are based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

The Company management believes that the allegations in these cases are unfounded, and that the incidents were caused by the negligence and/or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company.

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third-parties.

There is only one remaining lawsuit of this type, filed by the City of Gary in Indiana State Court, over ten years ago. The complaint in that case seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company’s products.

After a long procedural history, the case was scheduled for trial on June 15, 2009. The case was not tried on that date and no subsequent scheduling order has been entered.  There has been no activity since that time.

Securities Litigation

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

Summary of Claimed Damages and Explanation of Product Liability Accruals

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to March 31, 2012 and determined that there were no such events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 99% of the Company’s total sales for the first quarter of 2012 were firearms sales, and 1% was investment castings sales. Export sales represent approximately 5% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

The Company also manufactures investment castings made from steel alloys for internal use in its firearms and for sale to unaffiliated, third-party customers.

Orders of many models of firearms from the independent distributors tend to be stronger in the first quarter of the year and weaker in the third quarter of the year. This is due in part to the timing of the distributor show season, which occurs during the first quarter.

Results of Operations

Retailer Demand

Retailer demand for the Company’s products in the first quarter of 2012 was very strong, and exceeded our expectations for the typical first quarter seasonality (the distributor show season). During the distributor shows, retailers ordered many more units than in the prior years’ shows and distributors responded by placing very large unit orders with the Company.

By mid-March, the Company had received orders for more units than the total of all units shipped in 2011, and the Company announced on March 21, 2012 that it was temporarily suspending the acceptance of new orders through the end of May. We believe the strong first quarter demand was due to macro factors affecting the entire industry (political and economic drivers of demand) as well as the Company’s continued practice of introducing innovative and exciting new products. New product introductions represented $40.8 million or 37% of firearm sales in the first quarter of 2012.

In response to the demand, sell-through of the Company’s products from distributors to retailers in the first quarter of 2012 was also much higher than ever before. This was possible because distributors increased their inventory of the Company’s products prior to Q1 2012, and the Company increased its unit output in Q1 2012 by 25% from Q4 2011 (sequential quarter comparison) and by 57% from Q1 2011 (year-over-year comparison).

Product Demand

Year-over-year comparison:  The estimated sell-through of the Company’s products from distributors to retailers in the first quarter of 2012 increased by approximately 62% from the first quarter of 2011. For the same periods, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) increased 23%.

Sequential quarter comparison:  The estimated sell-through of the Company’s products from distributors to retailers in the first quarter of 2012 increased by approximately 58% from the fourth quarter of 2011. For the same periods, the NICS background checks decreased by 3%.

Estimated sell-through from distributors and total NICS background checks for the trailing five quarters follows:

	2012	2011
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	460,800	291,800	244,700	264,400	284,300

Total adjusted NICS Background Checks (thousands) (2)	3,376	3,467	2,374	2,220	2,739

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

Orders Received and Ending Backlog

On March 21, 2012, the Company announced that it temporarily suspended the acceptance of firearms orders. In the first quarter of 2012, orders for 1.2 million units were received by the Company, which exceeded the total units shipped during 2011. The Company anticipates resuming the acceptance of orders at the end of May 2012.

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing five quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2012	2011
	Q1	Q4	Q3	Q2	Q1

Units Ordered	1,200,100	452,300	168,700	263,500	503,500

Orders Received	$308.7	$120.3	$49.6	$81.4	$134.7

Average Sales Price of Orders Received	$257	$266	$294	$309	$268

Ending Backlog	$304.4	$98.2	$69.8	$97.4	$92.9

Average Sales Price of Ending Backlog	$264	$291	$341	$309	$279

Orders received in the first quarter of 2012 were strong across all product lines, but demand for rimfire products was even stronger than the demand for centerfire products and that product mix drove the average sales price of orders received lower in the quarter.

Production

Total unit production in the first quarter of 2012 increased 57% from the first quarter of 2011 and 25% from the fourth quarter of 2011. This increase in unit production resulted from investment in incremental capacity for new product introductions and from our efforts at utilizing lean methodologies for continuous improvement in our operations. Our increase in production was facilitated by $22.1 million of capital expenditures in 2011. This $22.1 million of capital expenditures exceeded depreciation in 2011 by approximately $10 million, which represented an approximate 7% increase to our capital equipment base.

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows:

	2012	2011
	Q1	Q4	Q3	Q2	Q1

Units Ordered	1,200,100	452,300	168,700	263,500	503,500

Units Produced	379,000	302,000	289,700	281,200	241,800

Units Shipped	382,500	315,100	276,500	279,600	251,800

Average Sales Price (3)	$290	$289	$286	$281	$296

Units on Backlog	1,153,500	337,400	204,500	315,500	332,700

(3)

Net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Inventories

The Company’s finished goods inventory decreased 3,400 units during the first quarter of 2012 and remains below optimal levels to support rapid fulfillment of distributor demand. The Company anticipates that finished goods inventory could increase by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products decreased 78,400 units during the first quarter of 2012 and, in the Company’s opinion, are below the optimal level to support rapid fulfillment of retailer demand.

Inventory data for the trailing five quarters follows:

	2012	2011
	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	12,800	16,200	28,800	15,500	13,700

Units – Distributor Inventory (4)	57,200	135,600	112,300	80,500	65,300

Total inventory (5)	70,000	151,800	141,100	96,000	79,000

(4)

Distributor ending inventory as provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(5)

This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $112.3 million for the three months ended March 31, 2012. This represents an increase of $36.9 million or 48.9% from consolidated net sales of $75.4 million in the comparable prior year period.

Firearms net sales were $110.8 million for the three months ended March 31, 2012. This represents an increase of $36.4 million or 48.8% from firearms net sales of $74.4 million in the comparable prior year period.

Firearms unit shipments increased 51.9% for the three months ended March 31, 2012 from the comparable prior year period.

Casting net sales were $1.6 million for the three months ended March 31, 2012, an increase of $0.6 million or 55.0% from castings net sales of $1.0 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $70.5 million for the three months ended March 31, 2012. This represents an increase of $19.1 million or 37.1% from consolidated cost of products sold of $51.4 million in the comparable prior year period.

Gross margin was 37.2% for the three months ended March 31, 2012. This represents an increase from the gross margin of 31.8% in the three months ended April 2, 2011 as illustrated below (in thousands):

	Three Months Ended
	March 31, 2012		April 2, 2011

Net sales	$112,337	100.0%	$75,441	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	69,935	62.2%	51,316	68.0%
LIFO expense	(71)	(0.1)%	(590)	(0.7)%
Overhead rate adjustments to inventory	405	0.4%	158	0.2%
Labor rate adjustments to inventory	103	0.1%	156	0.2%
Product liability	172	0.2%	406	0.5%
Total cost of products sold	70,544	62.8%	51,446	68.2%

Gross profit	$41,793	37.2%	$23,995	31.8%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability— During the three months ended March 31, 2012, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 5.8% compared with the comparable 2011 period. The main contributors to this decrease include the introduction of several new products which increased overall volume thereby favorably leveraging manufacturing overhead and improved productivity from continued emphasis on lean manufacturing techniques, which was partially offset by a modest increase in input costs.

LIFO— During the three months ended March 31, 2012, gross inventories decreased by $2.7 million and the Company recognized LIFO income resulting in decreased cost of products sold of $0.1 million. In the comparable 2011 period, gross inventories decreased $7.1 million and the Company recognized LIFO income resulting in decreased cost of products sold of $0.6 million.

Overhead Rate Adjustments— The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three months ended March 31, 2012, the Company was more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $0.4 million and corresponding increase to cost of products sold.

During the three months ended April 2, 2011, the overhead rate used to absorb overhead into inventory decreased, resulting in a decrease in inventory value of $0.2 million, and a corresponding increase to cost of products sold.

Labor Rate Adjustments— The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory.  During the three months ended March 31, 2012, the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.1 million, and a corresponding increase to cost of products sold in the period.

During the three months ended April 2, 2011, the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.2 million. This decrease in inventory carrying values resulted in an increase to cost of products sold in the period.

Product Liability— This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $0.2 million for the three months ended March 31, 2012 and $0.4 million for the three months ended April 2, 2011. See Note 11 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit— As a result of the foregoing factors, for the three months ended March 31, 2012 gross profit was $41.8 million, an increase of $17.8 million from $24.0 million in the comparable prior year period. Gross profit as a percentage of sales increased to 37.2% in the three months ended March 31, 2012 from 31.8% in the comparable prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $17.4 million for the three months ended March 31, 2012, an increase of $5.9 million from the comparable prior year period. The increase in selling, general and administrative expenses is attributable to the following:

•

increased promotional and advertising expenses, including the Million Gun Challenge to benefit the National Rifle Association, which commenced in the second quarter of 2011,

•

increased equity and performance-based compensation expense,

•

increased expenses related to the ongoing implementation of a new information technology infrastructure, and

•

increased freight expense due to increased sales volume.

Other income, net

Other income was $0.2 million in the three months ended March 31, 2012 and the three months ended April 2, 2011.

Income Taxes and Net Income

The effective income tax rate in the three months ended March 31, 2012 and April 2, 2011 was 37.0%.

As a result of the foregoing factors, consolidated net income was $15.5 million for the three months ended March 31, 2012. This represents an increase of $7.6 million from consolidated net income of $7.9 million in the three months ended April 2, 2011.

Financial Condition

Liquidity

At the end of the first quarter of 2012, the Company’s cash, cash equivalents and short-term investments totaled $95.8 million. Our pre-LIFO working capital of $145.6 million, less the LIFO reserve of $37.4 million, resulted in working capital of $108.2 million and a current ratio of 3.1 to 1.

The Company has a goal of replenishing its finished goods inventory to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million upon the attainment of the desired levels of finished goods inventory.

Operations

Cash provided by operating activities was $21.8 million for the three months ended March 31, 2012 compared to $20.7 million for the comparable prior year period.  The increase in cash provided by operations is primarily attributable to greater earnings in the three months ended March 31, 2012 compared to the prior year period, partially offset by a smaller reduction in inventories in the three months ended March 31, 2012 compared to the prior year period.

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

Investing and Financing

Capital expenditures for the three months ended March 31, 2012 totaled $3.0 million. In 2012, the Company expects to spend $20 million on capital expenditures to purchase tooling and fixtures for new product introductions, to increase production capacity, and to upgrade and modernize manufacturing equipment and its information technology infrastructure. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

Dividends of $4.1 million were paid during the three months ended March 31, 2012.

On April 27, 2012, Board of Directors authorized a dividend of 32.4¢ per share, for shareholders of record as of May 14, 2012, payable on May 29, 2012. This dividend varies every quarter because the Company pays a percent of earnings rather than a fixed amount per share. On February 22, 2012 the Company announced that it was increasing the percentage of earnings to be paid out as dividends by 67%, effective with the dividend paid on March 23, 2012.  This decision was based on our analysis of 2011 results that indicated we could fund our high rate of organic growth, including both working capital and capital equipment and tooling expenditures, and fund our dividend while still modestly growing our cash reserves.

The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for cash. The Company has financed its dividends with cash provided by operations and current cash and short-term investments.

During the three months ended March 31, 2012, the Company did not repurchase any shares of its common stock. As of March 31, 2012, $8.0 million remained available for future stock repurchases.

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

Minimum cash contributions of $1.7 million were required for the defined-benefit plans for 2011. The Company contributed $2 million to the defined-benefit plans in 2011. The Company plans to contribute approximately $3 million in 2012, but will increase the amount of the contribution if required to do so.

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

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt, if necessary. The Company’s unsecured $25 million credit facility, which expires on June 15, 2013, remains unused and the Company has no debt.

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

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2011 Annual Report on Form 10-K filed on February 22, 2012, or the judgments affecting the application of those estimates and assumptions.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

 The nature of the legal proceedings against the Company is discussed at Note 11 to this Form 10-Q report, which are included in this Form 10-Q.

The Company has reported all cases instituted against it through December 31, 2011, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There was one lawsuit that was formally instituted against the Company during the three months ending March 31, 2012, captioned as Joseph Collen Scott vs. Sturm, Ruger & Co. Inc. and Top Dollar Pawn & Sporting Goods and pending in the United States District Court of Atoka County, Oklahoma.

ITEM 1A.

RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

MINING SAFETY DISCLOSURES

Not applicable

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

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 1, 2012	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer