Form 10-Q
period 2012-06-30
STURM RUGER & CO INC
filed 2012-08-01
CIK 95029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ____________

Commission file number 1-10435
STURM, RUGER & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Lacey Place, Southport, Connecticut	06890
(Address of principal executive offices)	(Zip code)

(203) 259-7843 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X]             No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]            No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [    ]    Accelerated filer [X]    Non-accelerated filer [    ]    Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]            No [X]

The number of shares outstanding of the issuer’s common stock as of July 20, 2012: Common Stock, $1 par value —19,160,072.

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2012	December 31, 2011
		(Note)

Assets

Current Assets
Cash and cash equivalents	$75,960	$81,056
Short-term investments	19,994	—
Trade receivables, net	47,332	42,225

Gross inventories	47,796	49,004
Less LIFO reserve	(37,384)	(37,476)
Less excess and obsolescence reserve	(1,202)	(1,311)
Net inventories	9,210	10,217

Deferred income taxes	6,753	5,776
Prepaid expenses and other current assets	859	6,968
Total Current Assets	160,108	146,242

Property, plant and equipment	181,161	169,142
Less allowances for depreciation	(122,629)	(116,195)
Net property, plant and equipment	58,532	52,947

Deferred income taxes	405	32
Other assets	11,364	7,289
Total Assets	$230,409	$206,510

Note:

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)
(Dollars in thousands, except share data)

	June 30, 2012	December 31, 2011
		(Note)
Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable and accrued expenses	$26,946	$28,592
Product liability	1,010	1,305
Employee compensation and benefits	14,212	14,882
Workers’ compensation	4,846	4,600
Income taxes payable	1,194	217
Total Current Liabilities	48,208	49,596
Accrued pension liability	19,122	19,082
Product liability accrual	370	441
Contingent liabilities — Note 11	—	—
Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares — 40,000,000 2012 — 23,459,506 issued, 19,160,072 outstanding 2011 — 23,382,566 issued, 19,083,132 outstanding	23,460	23,383
Additional paid-in capital	12,473	10,454
Retained earnings	192,203	168,981
Less: Treasury stock — at cost 2012 — 4,299,434 shares 2011 — 4,299,434 shares	(37,884)	(37,884)
Accumulated other comprehensive loss	(27,543)	(27,543)
Total Stockholders’ Equity	162,709	137,391
Total Liabilities and Stockholders’ Equity	$230,409	$206,510

Note:

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net firearms sales	$118,147	$78,471	$228,934	$152,912
Net castings sales	1,422	1,151	2,972	2,151
Total net sales	119,569	79,622	231,906	155,063

Cost of products sold	74,435	51,157	144,979	102,604

Gross profit	45,134	28,465	86,927	52,459

Operating expenses:
Selling	9,107	6,468	20,107	13,380
General and administrative	7,728	4,935	14,106	9,560
Total operating expenses	16,835	11,403	34,213	22,940

Operating income	28,299	17,062	52,714	29,519

Other income:
Interest expense, net	(21)	(13)	(44)	(33)
Other income, net	316	114	495	290
Total other income, net	295	101	451	257

Income before income taxes	28,594	17,163	53,165	29,776

Income taxes	10,580	6,350	19,671	11,017

Net income and comprehensive income	$18,014	$10,813	$33,494	$18,759

Basic earnings per share	$0.94	$0.57	$1.75	$1.00

Fully diluted earnings per share	$0.91	$0.56	$1.71	$0.99

Cash dividends per share	$0.324	$0.097	$0.536	$0.147

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2011	$23,383	$10,454	$168,981	$(37,884)	$(27,543)	$137,391

Net income and comprehensive income			33,494			33,494

Dividends paid			(10,272)			(10,272)

Recognition of stock-based compensation expense		2,104				2,104

Employee withholding tax related to share-based compensation		(1,045)				(1,045)

Tax benefit realized from exercise of stock options and vesting of RSU’s		1,037				1,037

Common stock issued — compensation plans	77	(77)				—

Balance at June 30, 2012	$23,460	$12,473	$192,203	$(37,884)	$(27,543)	$162,709

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30, 2012	July 2, 2011
Operating Activities
Net income	$33,494	$18,759
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,774	5,860
Slow moving inventory valuation adjustment	(64)	(176)
Stock-based compensation	2,104	1,247
Gain on sale of assets	(13)	(7)
Deferred income taxes	(1,350)	1,111
Changes in operating assets and liabilities:
Trade receivables	(5,107)	(292)
Inventories	1,071	5,954
Trade accounts payable and accrued expenses	(1,400)	2,298
Employee compensation and benefits	(670)	(580)
Product liability	(366)	135
Prepaid expenses, other assets and other liabilities	2,054	(3,434)
Income taxes payable	977	1,499
Cash provided by operating activities	37,504	32,374

Investing Activities
Property, plant and equipment additions	(12,339)	(7,719)
Proceeds from sale of assets	13	16
Purchases of short-term investments	(29,993)	(47,496)
Proceeds from maturities of short-term investments	9,999	35,496
Cash used for investing activities	(32,320)	(19,703)

Financing Activities
Tax benefit from exercise of stock options	1,037	1,441
Repurchase of common stock	—	(1,999)
Payment of employee withholding tax related to share-based compensation	(1,045)	(2,432)
Dividends paid	(10,272)	(2,775)
Cash used for financing activities	(10,280)	(5,765)

(Decrease) Increase in cash and cash equivalents	(5,096)	6,906

Cash and cash equivalents at beginning of period	81,056	5,132

Cash and cash equivalents at end of period	$75,960	$12,038

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 2012 may not be indicative of the results to be expected for the full year ending December 31, 2012. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for the three and six months ended June 30, 2012 were firearms sales, and approximately 1% was investment castings sales. Export sales represent approximately 5% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

NOTE 3 — INVENTORIES

Inventories are valued using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

During the six month period ended June 30, 2012, inventory quantities were reduced. If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2012, the impact will not be material to the Company’s results of operations for the period and will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Inventory at FIFO
Finished products	$2,458	$3,318
Materials and work in process	45,338	45,686
Gross inventories	47,796	49,004
Less: LIFO reserve	(37,384)	(37,476)
Less: excess and obsolescence reserve	(1,202)	(1,311)
Net inventories	$9,210	$10,217

NOTE 4 — LINE OF CREDIT

In December 2011, the Company renewed a $25 million credit facility with a bank. This facility is renewable annually and now terminates on June 15, 2013. Borrowings under this facility bear interest at LIBOR (1.07% at June 30, 2012) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At June 30, 2012 and December 31, 2011, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 5 — EMPLOYEE BENEFIT PLANS

The Company has migrated its retirement benefit focus from defined benefit pension plans to defined contribution retirement plans, utilizing its current 401(k) plan.

Defined Benefit Plans

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

The Company plans to contribute approximately $3 million in 2012, which is expected to satisfy the required minimum contribution. Contributions in the three and six months ended June 30, 2012 totaled $0.6 million and $1.4 million, respectively.

The estimated cost of the frozen defined benefit plans for 2012 is $0.4 million.

Defined Contribution Plan

Effective January 1, 2007, the Company modified the terms of its 401(k) plan and now matches a certain portion of employee contributions. Expenses related to these matching contributions totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2012 and $0.5 million and $1.0 million for the three and six months ended July 2, 2011, respectively. The Company plans to contribute approximately $1.2 million to the plan in matching employee contributions during the remainder of 2012.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $0.6 million and $1.3 million for the three and six months ended June 30, 2012 and $0.5 million and $1.1 million for the three and six months ended July 2, 2011, respectively. The Company plans to contribute supplemental contributions to the plan of approximately $1.2 million during the remainder of 2012.

NOTE 6 — INCOME TAXES

The Company’s 2012 and 2011 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The effective income tax rates for the three and six months ended June 30, 2012 and July 2, 2011 are 37.0% and 37.0%, respectively.

Income tax payments in the three and six months ended June 30, 2012 totaled $13.7 million and $14.0 million, respectively. Income tax payments in the three and six months ended July 2, 2011 totaled $6.9 million and $7.0 million, respectively.

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

NOTE 7 — EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Numerator:
Net income	$18,014	$10,813	$33,494	$18,759
Denominator:
Weighted average number of common shares outstanding — Basic	19,155,127	18,897,879	19,135,946	18,824,585
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	528,152	362,614	490,875	175,266
Weighted average number of common shares outstanding — Diluted	19,683,279	19,260,493	19,626,821	18,999,851

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 — STOCK REPURCHASES

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

During the six months ended June 30, 2012, the Company did not repurchase any shares of its common stock.

NOTE 9 — COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP of which 839,000 remain available for future grants as of June 30, 2012.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.2 million and $2.1 million for the three and six months ended June 30, 2012, respectively, and $0.8 million and $1.2 million for the three and six months ended July 2, 2011, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2011	328,700	$8.58	$4.42
Granted	–	–	–
Exercised	(46,956)	$7.81	$3.80
Expired	–	–	–
Outstanding at June 30, 2012	281,744	$8.71	$4.52

The aggregate intrinsic value (mean market price at June 30, 2012 less the weighted average exercise price) of options outstanding under the plans was approximately $8.8 million.

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

Restricted stock units issued during the three and six months ended June 30, 2012 were 57,956 and 149,725, respectively. Total compensation costs related to these restricted stock units are $2.8 million and $6.7 million, respectively. These costs are being recognized ratably over the vesting period which range from three to five years. Total compensation cost related to restricted stock units was $1.1 million and $1.9 million for the three and six months ended June 30, 2012, respectively, and $0.6 million and $0.8 million for the three and six months ended July 2, 2011, respectively.

NOTE 10 — OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment manufactures and sells steel investment castings.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net Sales
Firearms	$118,147	$78,471	$228,934	$152,912
Castings
Unaffiliated	1,422	1,151	2,972	2,151
Intersegment	6,547	4,718	12,929	9,104
	7,969	5,869	15,901	11,255
Eliminations	(6,547)	(4,718)	(12,929)	(9,104)
	$119,569	$79,622	$231,906	$155,063
Income (Loss) Before Income Taxes
Firearms	$28,722	$17,998	$53,616	$30,750
Castings	(720)	(150)	(1,163)	(447)
Corporate	592	(685)	712	(527)
	$28,594	$17,163	$53,165	$29,776

	June 30, 2012	December 31, 2011
Identifiable Assets
Firearms	$112,685	$103,545
Castings	5,692	5,290
Corporate	112,032	97,675
	$230,409	$206,510

NOTE 11 — CONTINGENT LIABILITIES

As of June 30, 2012, the Company was a defendant in approximately four (4) lawsuits and is aware of certain other such claims. The lawsuits fall into three general categories, traditional products liability, municipal litigation and securities litigation, discussed in turn below.

Traditional Product Liability Litigation

Two of the four lawsuits mentioned above involve claims for damages related to allegedly defective product design and/or manufacture. Both lawsuits stem from a specific incident of personal injury and are based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

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

NOTE 12 — SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to June 30, 2012 and determined that there were no such events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for the three and six months ended June 30, 2012 were firearms sales, and 1% was investment castings sales. Export sales represent approximately 5% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

Demand for the Company’s products in the first half of 2012 was very strong. We believe this strong demand for our products was due to political and economic factors that favorably impacted the entire firearms industry as well as the Company’s continued practice of introducing innovative and exciting new products. New product introductions in the first half of 2012 included the 10/22 TakeDown rifle, the Ruger American Rifle, the SR22 pistol, and the 22/45 Lite pistol. New products represented $87.8 million or 38% of firearm sales in the first half of 2012.

In response to this strong demand, the estimated sell-through of the Company’s products from the independent distributors to retailers increased 55% and 59% in the second quarter and first half of 2012, respectively, from the comparable prior year periods. For the same periods, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) increased 18% and 21%, respectively.

Estimated sell-through from the independent distributors to retailers and total NICS background checks for the trailing six quarters follows:

	2012		2011
	Q2	Q1	Q4	Q3	Q2	Q1
Estimated Units Sold from Distributors to Retailers (1)	410,300	460,800	291,800	244,700	264,400	284,300

Total adjusted NICS Background Checks (thousands) (2)	2,619	3,376	3,467	2,374	2,220	2,739

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,

•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and

•	Do not consider fluctuations in inventory at retail.

(2)	While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Orders Received and Ending Backlog

During the first quarter, retailers ordered many more units than in the prior years and the independent distributors responded by placing very large unit orders with the Company. By mid-March, the Company had received orders for more units than the total of all units shipped in 2011, and the Company announced on March 21, 2012 that it was temporarily suspending the acceptance of new orders from its independent wholesale distributors through the end of May.

On May 29, 2012, the Company announced that it would resume the acceptance of orders. Despite this temporary suspension of order acceptance, orders received during the second quarter of 2012 increased 10% from the second quarter of 2011.

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2012		2011
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	291,500	1,200,100	452,300	168,700	263,500	503,500

Orders Received	$84.6	$308.7	$120.3	$49.6	$81.4	$134.7

Average Sales Price of Orders Received	$290	$257	$266	$294	$309	$268

Ending Backlog	$273.2	$304.4	$98.2	$69.8	$97.4	$92.9

Average Sales Price of Ending Backlog	$269	$264	$291	$341	$309	$279

Production

Total unit production in the second quarter of 2012 increased 49% from the second quarter of 2011 and 10% from the first quarter of 2012. This increase in unit production resulted from investment in incremental capacity for new product introductions and from our efforts at utilizing lean methodologies for continuous improvement in our operations. Our increase in production was facilitated by $27 million of capital expenditures during the twelve months ended June 30, 2012. These capital expenditures exceeded depreciation by approximately $13 million during this period, which represented an approximate 7% increase to our capital equipment base.

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows:

	2012		2011
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	291,500	1,200,100	452,300	168,700	263,500	503,500

Units Produced	418,500	379,000	302,000	289,700	281,200	241,800

Units Shipped	421,100	382,500	315,100	276,500	279,600	251,800

Average Sales Price (3)	$280	$290	$289	$286	$281	$296

Units on Backlog	1,016,700	1,153,500	337,400	204,500	315,500	332,700

(3)	Net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Inventories

The Company’s finished goods inventory decreased 2,400 units during the second quarter of 2012 and remains below optimal levels to support rapid fulfillment of distributor demand. The Company has a goal of replenishing its finished goods inventory in future periods to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products increased 10,800 units during the second quarter of 2012 and, in the Company’s opinion, are below the optimal level to support rapid fulfillment of retailer demand.

Inventory data for the trailing six quarters follows:

	2012		2011
	Q2	Q1	Q4	Q3	Q2	Q1

Units — Company Inventory	10,400	12,800	16,200	28,800	15,500	13,700

Units — Distributor Inventory (4)	68,000	57,200	135,600	112,300	80,500	65,300

Total inventory (5)	78,400	70,000	151,800	141,100	96,000	79,000

(4)	Distributor ending inventory as provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(5)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $119.6 million for the three months ended June 30, 2012. This represents an increase of $40.0 million or 50.2% from consolidated net sales of $79.6 million in the comparable prior year period.

For the six months ended June 30, 2012, consolidated net sales were $231.9 million, an increase of $76.8 million or 49.6% from sales of $155.1 million in the comparable 2011 period.

Firearms net sales were $118.1 million for the three months ended June 30, 2012. This represents an increase of $39.6 million or 50.6% from firearms net sales of $78.5 million in the comparable 2011 period.

For the six months ended June 30, 2012, firearms net sales were $228.9 million. This represents an increase of $76.0 million or 49.7% from firearms net sales of $152.9 million in the comparable 2011 period.

Firearms unit shipments increased 50.6% and 51.2% for the three and six months ended June 30, 2012 from the comparable prior year periods.

Casting net sales were $1.4 million for the three months ended June 30, 2012, an increase of $0.2 million or 23.5% from castings net sales of $1.2 million in the comparable prior year period.

For the six months ended June 30, 2012, casting net sales were $3.0 million. This represents an increase of $0.8 million or 38.2% from casting net sales of $2.2 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $74.4 million for the three months ended June 30, 2012. This represents an increase of $23.2 million or 45.5% from consolidated cost of products sold of $51.2 million in the comparable prior year period.

For the six months ended June 30, 2012, consolidated cost of products sold was $145.0 million. This represents an increase of $42.4 million or 41.3% from consolidated cost of products sold of $102.6 million in the comparable prior year period.

Gross margin was 37.7% and 37.5% for the three and six months ended June 30, 2012. This represents an increase from the gross margin of 35.8% and 33.8% in the three and six months ended July 2, 2011 as illustrated below (in thousands):

	Three Months Ended
	June 30, 2012		July 2, 2011

Net sales	$119,569	100.0%	$79,622	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	74,201	62.1%	50,235	63.1%

LIFO expense(income)	(21)	—	338	0.4%

Overhead rate adjustments to inventory	321	0.3%	314	0.4%

Labor rate adjustments to inventory	5	—	96	0.1%

Product liability	(71)	(0.1)%	174	0.2%
Total cost of products sold	74,435	62.3%	51,157	64.2%
Gross profit	$45,134	37.7%	$28,465	35.8%

	Six Months Ended
	June 30, 2012		July 2, 2011

Net sales	$231,906	100.0%	$155,063	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	144,136	62.2%	101,552	65.5%

LIFO income	(92)	—	(252)	(0.2)%

Overhead rate adjustments to inventory	726	0.3%	472	0.3%

Labor rate adjustments to inventory	108	—	252	0.2%

Product liability	101	—	580	0.4%

Total cost of products sold	144,979	62.5%	102,604	66.2%
Gross profit	$86,927	37.5%	$52,459	33.8%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three and six months ended June 30, 2012, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 1.9% and 3.7%, respectively, compared with the comparable 2011 periods. The main contributors to this decrease include the introduction of several new products which increased overall volume thereby favorably leveraging manufacturing overhead and improved productivity from continued emphasis on lean manufacturing techniques, which was partially offset by a modest increase in input costs.

LIFO — During the three months ended June 30, 2012, gross inventories increased by $0.3 million and the Company recognized an insignificant amount of LIFO income. In the comparable 2011 period, gross inventories increased $0.6 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.3 million.

During the six months ended June 30, 2012, gross inventories decreased by $2.4 million and the Company recognized LIFO income resulting in decreased cost of products sold of $0.1 million. In the comparable 2011 period, gross inventories decreased $6.5 million and the Company recognized LIFO income resulting in decreased cost of products sold of $0.3 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and six months ended June 30, 2012, the Company was more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $0.3 million and $0.7 million, respectively, and corresponding increase to cost of products sold.

During the three and six months ended July 2, 2011, the overhead rates used to absorb overhead expenses into inventory decreased, resulting in decreases in inventory value of $0.3 million and $0.5 million, respectively. These decreases in inventory carrying values resulted in increases to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory.

During the three months ended June 30, 2012, the labor rate was essentially unchanged. Therefore, the impact on inventory and cost of products sold was de minimus.

During the six months ended June 30, 2012 and the three and six months ended July 2, 2011, the changes in labor rates were insignificant

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

Due to favorable experience in product liability matters during the second quarter of 2012, income of $0.1 million was recognized. Product liability costs totaled $0.1 million for the six months ended June 30, 2012.

For the three and six months ended July 2, 2011 product liability costs totaled $0.2 million and $0.6 million, respectively. See Note 11 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit — As a result of the foregoing factors, for the three months ended June 30, 2012 gross profit was $45.1 million, an increase of $16.6 million from $28.5 million in the comparable prior year period. Gross profit as a percentage of sales increased to 37.7% in the three months ended June 30, 2012 from 35.8% in the comparable prior year period.

For the six months ended June 30, 2012, gross profit was $86.9 million, an increase of $34.4 million from $52.5 million in the comparable prior year period. Gross profit as a percentage of sales increased to 37.5% in the six months ended June 30, 2012 from 33.8% in the comparable prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $16.8 million and $34.2 for the three and six months ended June 30, 2012, an increase of $5.4 million and $11.3 million from the comparable prior year periods. The increase in selling, general and administrative expenses is attributable to the following:

•	increased promotional expenses,

•	increased equity and performance-based compensation expense,

•	increased expenses related to the ongoing implementation of a new information technology infrastructure, and

•	increased freight expense due to increased sales volume.

Other income, net

Other income was $0.3 million and $0.5 million in the three and six months ended June 30, 2012 compared to $0.1 million and $0.3 million in the three and six months ended July 2, 2011, respectively.

Income Taxes and Net Income

The effective income tax rate in the three and six months ended June 30, 2012 and July 2, 2011 was 37.0%.

As a result of the foregoing factors, consolidated net income was $18.0 million and $33.5 million for the three and six months ended June 30, 2012. This represents an increase of $7.2 million and $14.7 million from consolidated net income of $10.8 million and $18.8 million in the three and six months ended July 2, 2011.

Financial Condition

Liquidity

At the end of the second quarter of 2012, the Company’s cash, cash equivalents and short-term investments totaled $96.0 million. Pre-LIFO working capital of $149.3 million, less the LIFO reserve of $37.4 million, resulted in working capital of $111.9 million and a current ratio of 3.3 to 1.

The Company has a goal of replenishing its finished goods inventory in future periods to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Operations

Cash provided by operating activities was $37.5 million for the six months ended June 30, 2012 compared to $32.4 million for the comparable prior year period. The increase in cash provided by operations is primarily attributable to greater earnings in the six months ended June 30, 2012 compared to the prior year period, partially offset by a smaller reduction in inventories in the six months ended June 30, 2012 compared to the prior year period.

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

Investing and Financing

Capital expenditures for the six months ended June 30, 2012 totaled $12.3 million. In 2012, the Company expects to spend $20 million on capital expenditures to purchase tooling and fixtures for new product introductions, to increase production capacity, and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

Dividends of $10.3 million were paid during the six months ended June 30, 2012.

On July 31, 2012, Board of Directors authorized a dividend of 37.7¢ per share, for shareholders of record as of August 13, 2012, payable on August 27, 2012. This dividend varies every quarter because the Company pays a percent of earnings rather than a fixed amount per share. On February 22, 2012 the Company announced that it was increasing the percentage of earnings to be paid out as dividends by 67%, effective with the dividend paid on March 23, 2012. This decision was based on an analysis of 2011 results that indicated we could fund our high rate of organic growth, including both working capital and capital equipment and tooling expenditures, and fund our dividend while still modestly growing our cash reserves.

The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for cash. The Company has financed its dividends with cash provided by operations and current cash and short-term investments.

During the six months ended June 30, 2012, the Company did not repurchase any shares of its common stock. As of June 30, 2012, $8.0 million remained available for future stock repurchases.

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

The Company contributed $1.4 million to the defined-benefit plans in the first half of 2012. The Company plans to contribute approximately $3 million in 2012, which is expected to satisfy the required minimum contribution.

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

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term debt, long-term debt, or an equity offering, if necessary. The Company’s unsecured $25 million credit facility, which expires on June 15, 2013, remains unused and the Company has no debt.

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

The Company is transitioning to a new enterprise resource planning system and converted one of its manufacturing facilities and a portion of its support functions, including sales and finance during 2011. A second manufacturing facility was converted in the second quarter of 2012. The Company expects to have the new system fully implemented in 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 11 to the financial statements, which are included in this Form 10-Q.

The Company has reported all cases instituted against it through March 31, 2012, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There was one lawsuit that was formally instituted against the Company during the three months ending June 30, 2012, captioned as Allan Douglas Hunter vs. Sturm, Ruger & Co. Inc., et al and pending in the Roanoke County Circuit Court, Roanoke, Virginia.

During the three months ending June 30, 2012, the previously reported case of Joseph Scott v. Sturm, Ruger & Co., Inc., was dismissed without prejudice.

Also during the three months ending June 30, 2012, a Final Take Nothing Judgment and Dismissal with Prejudice was entered in the previously reported case of Matthew Grindberg and Michelle Grindberg v. Sturm, Ruger & Co., et al.

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

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: August 1, 2012	S/THOMAS A. DINEEN Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer