Form 10-Q/A
period 2012-06-30
STURM RUGER & CO INC
filed 2012-08-02
CIK 95029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q/A

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

EXPLANATORY NOTE

Sturm, Ruger & Company, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to correct a reporting inconsistency within the XBRL (Extensible Business Reporting Language) / Financial Statements.

XBRL information in Exhibit 101 was included but did not contain the required amounts for June 30, 2012, from our timely filed Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This omission was caused by an uploading error at our third-party service provider. This Amendment No. 1 makes no other changes to the Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 1, 2012.

EXHIBITS

Exhibit Number	Exhibit Description

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

____________________
(*) In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

STURM, RUGER & COMPANY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: August 2, 2012	S/ THOMAS A. DINEEN Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer