Form 10-Q
period 2012-09-29
STURM RUGER & CO INC
filed 2012-10-31
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012

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

The number of shares outstanding of the issuer's common stock as of October 24, 2012: Common Stock, $1 par value –19,160,072.

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	September 29, 2012	December 31, 2011
		(Note)

Assets

Current Assets
Cash and cash equivalents	$75,123	$81,056
Short-term investments	29,973	-
Trade receivables, net	47,474	42,225

Gross inventories	53,517	49,004
Less LIFO reserve	(38,435)	(37,476)
Less excess and obsolescence reserve	(1,712)	(1,311)
Net inventories	13,370	10,217

Deferred income taxes	4,851	5,776
Prepaid expenses and other current assets	1,725	6,968
Total Current Assets	172,516	146,242

Property, plant and equipment	189,137	169,142
Less allowances for depreciation	(126,006)	(116,195)
Net property, plant and equipment	63,131	52,947

Deferred income taxes	1,222	32
Other assets	10,916	7,289
Total Assets	$247,785	$206,510

Note:

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	September 29, 2012	December 31, 2011
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$31,330	$28,592
Product liability	1,005	1,305
Employee compensation and benefits	16,591	14,882
Workers’ compensation	4,433	4,600
Income taxes payable	848	217
Total Current Liabilities	54,207	49,596

Accrued pension liability	19,142	19,082
Product liability	389	441

Contingent liabilities – Note 11	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2012 – 23,459,506 issued,
19,160,072 outstanding
2011 – 23,382,566 issued,
19,083,132 outstanding	23,460	23,383
Additional paid-in capital	13,686	10,454
Retained earnings	202,328	168,981
Less: Treasury stock – at cost
2012 – 4,299,434 shares
2011 – 4,299,434 shares	(37,884)	(37,884)
Accumulated other comprehensive loss	(27,543)	(27,543)
Total Stockholders’ Equity	174,047	137,391
Total Liabilities and Stockholders’ Equity	$247,785	$206,510

Note:

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net firearms sales	$116,270	$79,214	$345,203	$232,126
Net castings sales	1,882	1,298	4,854	3,449
Total net sales	118,152	80,512	350,057	235,575

Cost of products sold	75,587	51,385	220,565	153,989

Gross profit	42,565	29,127	129,492	81,586

Operating expenses:
Selling	7,891	6,581	27,998	19,961
General and administrative	7,437	5,659	21,543	15,218
Total operating expenses	15,328	12,240	49,541	35,179

Operating income	27,237	16,887	79,951	46,407

Other income:
Interest expense, net	(18)	(21)	(62)	(54)
Other income, net	319	177	813	466
Total other income, net	301	156	751	412

Income before income taxes	27,538	17,043	80,702	46,819

Income taxes	10,189	6,306	29,860	17,323

Net income and comprehensive income	$17,349	$10,737	$50,842	$29,496

Basic earnings per share	$0.91	$0.57	$2.66	$1.56

Fully diluted earnings per share	$0.88	$0.56	$2.58	$1.55

Cash dividends per share	$0.377	$0.142	$0.913	$0.289

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2011	$23,383	$10,454	$168,981	$(37,884)	$(27,543)	$137,391

Net income and comprehensive income			50,842			50,842

Dividends paid			(17,495)			(17,495)

Recognition of stock-based compensation expense		3,317				3,317

Employee withholding tax related to share-based compensation		(1,045)				(1,045)

Tax benefit realized from exercise of stock options and vesting of RSU’s		1,037				1,037

Common stock issued – compensation plans	77	(77)				-

Balance at September 29, 2012	$23,460	$13,686	$202,328	$(37,884)	$(27,543)	$174,047

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011

Operating Activities
Net income	$50,842	$29,496
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,151	8,792
Slow moving inventory valuation adjustment	446	(35)
Stock-based compensation	3,317	2,110
Gain on sale of assets	(65)	(82)
Deferred income taxes	(265)	1,376
Changes in operating assets and liabilities:
Trade receivables	(5,249)	(1,856)
Inventories	(3,599)	2,107
Trade accounts payable and accrued expenses	2,571	2,870
Employee compensation and benefits	1,709	1,007
Product liability	(352)	454
Prepaid expenses, other assets and other liabilities	1,656	(4,419)
Income taxes payable	631	1,147
Cash provided by operating activities	61,793	42,967

Investing Activities
Property, plant and equipment additions	(20,315)	(12,209)
Proceeds from sale of assets	65	127
Purchases of short-term investments	(59,966)	(122,978)
Proceeds from maturities of short-term investments	29,993	149,473
Cash (used for) provided by investing activities	(50,223)	14,413

Financing Activities
Tax benefit from exercise of stock options	1,037	3,087
Repurchase of common stock	-	(1,999)
Payment of employee withholding tax related to share-based compensation	(1,045)	(4,782)
Dividends paid	(17,495)	(5,474)
Cash used for financing activities	(17,503)	(9,168)

(Decrease) Increase in cash and cash equivalents	(5,933)	48,212

Cash and cash equivalents at beginning of period	81,056	5,132

Cash and cash equivalents at end of period	$75,123	$53,344

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 29, 2012 may not be indicative of the results to be expected for the full year ending December 31, 2012. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for the three and nine months ended September 29, 2012 were firearms sales, and approximately 1% was investment castings sales. Export sales represent approximately 3% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company manufactures investment castings made from steel alloys for internal use in its firearms and utilizes available investment casting capacity to manufacture and sell castings to unaffiliated, third-party customers.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturity of these items.

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

Inventories consist of the following:

	September 29, 2012	December 31, 2011
Inventory at FIFO
Finished products	$4,424	$3,318
Materials and work in process	49,093	45,686
Gross inventories	53,517	49,004
Less: LIFO reserve	(38,435)	(37,476)
Less: excess and obsolescence reserve	(1,712)	(1,311)
Net inventories	$13,370	$10,217

NOTE 4 - LINE OF CREDIT

In December 2011, the Company renewed a $25 million credit facility with a bank. This facility is renewable annually and now terminates on June 15, 2013. Borrowings under this facility bear interest at LIBOR (1.03% at September 29, 2012) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At September 29, 2012 and December 31, 2011, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

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

The Company plans to contribute approximately $3 million in 2012, which is expected to satisfy the required minimum contribution. Contributions in the three and nine months ended September 29, 2012 totaled $0.8 million and $2.1 million, respectively.

The estimated cost of the frozen defined benefit plans for 2012 is $0.4 million.

Defined Contribution Plan

Effective January 1, 2007, the Company modified the terms of its 401(k) plan and now matches a certain portion of employee contributions. Expenses related to these matching contributions totaled $0.5 million and $1.6 million for the three and nine months ended September 29, 2012 and $0.5 million and $1.5 million for the three and nine months ended October 2, 2011, respectively. The Company plans to contribute approximately $0.5 million to the plan in matching employee contributions during the remainder of 2012.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $0.8 million and $2.1 million for the three and nine months ended September 29, 2012 and $0.5 million and $1.6 million for the three and nine months ended October 1, 2011, respectively. The Company plans to contribute supplemental contributions to the plan of approximately $0.7 million during the remainder of 2012.

NOTE 6 - INCOME TAXES

The Company's 2012 and 2011 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The effective income tax rates for the three and nine months ended September 29, 2012 and October 1, 2011 are 37.0% and 37.0%, respectively.

Income tax payments in the three and nine months ended September 29, 2012 totaled $9.5 million and $23.6 million, respectively. Income tax payments in the three and nine months ended October 1, 2011 totaled $4.7 million and $11.7 million, respectively.

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

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Numerator:
Net income	$17,349	$10,737	$50,842	$29,496
Denominator:
Weighted average number of common shares outstanding – Basic	19,160,072	18,978,755	19,143,988	18,875,788
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	599,480	317,425	561,105	141,944
Weighted average number of common shares outstanding – Diluted	19,759,552	19,296,180	19,705,093	19,017,732

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

During the nine months ended September 29, 2012, the Company did not repurchase any shares of its common stock.

NOTE 9 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP of which 839,000 remain available for future grants as of September 29, 2012.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.2 million and $3.3 million for the three and nine months ended September 29, 2012, respectively, and $0.9 million and $2.1 million for the three and nine months ended October 1, 2011, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2011	328,700	$8.58	$4.42
Granted	-	-	-
Exercised	(46,956)	$7.81	$3.80
Expired	-	-	-
Outstanding at September 29, 2012	281,744	$8.71	$4.52

The aggregate intrinsic value (mean market price at September 29, 2012 less the weighted average exercise price) of options outstanding under the plans was approximately $11.5 million.

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

There were no restricted stock units issued in the three months ended September 29, 2012. There were 149,725 restricted stock units issued during the nine months ended September 29, 2012. Total compensation costs related to these restricted stock units are $6.7 million. These costs are being recognized ratably over the vesting period which range from three to five years. Total compensation cost related to restricted stock units was $1.2 million and $3.3 million for the three and nine months ended September 29, 2012, respectively, and $0.7 million and $3.0 million for the three and nine months ended October 1, 2011, respectively.

NOTE 10 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment manufactures and sells steel investment castings.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net Sales
Firearms	$116,270	$79,214	$345,203	$232,126
Castings
Unaffiliated	1,882	1,298	4,854	3,449
Intersegment	6,299	4,425	19,228	13,529
	8,181	5,723	24,082	16,978
Eliminations	(6,299)	(4,425)	(19,228)	(13,529)
	$118,152	$80,512	$350,057	$235,575

Income (Loss) Before Income Taxes
Firearms	$26,452	$17,026	$80,068	$46,618
Castings	(120)	(512)	(1,283)	(959)
Corporate	1,206	529	1,917	1,160
	$27,538	$17,043	$80,702	$46,819

	September 29, 2012	December 31, 2011
Identifiable Assets
Firearms	$124,484	$103,545
Castings	6,096	5,290
Corporate	117,205	97,675
	$247,785	$206,510

NOTE 11 - CONTINGENT LIABILITIES

As of September 29, 2012, the Company was a defendant in approximately three (3) lawsuits and is aware of certain other such claims. The lawsuits fall into two general categories, traditional product liability litigation and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

Two of the three lawsuits mentioned above involve claims for damages related to allegedly defective product design and/or manufacture and/or inadequate warnings. Both lawsuits stem from a specific incident of personal injury and are based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

The Company management believes that the allegations in these cases are unfounded, and that the incidents were caused by the negligence and/or misuse of the firearms by third parties or the claimant, and that there should be no recovery against the Company.

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

Summary of Claimed Damages and Explanation of Product Liability Accruals

Punitive damages, as well as compensatory damages, are demanded in certain of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals. For claims made after July 10, 2000, insurance coverage is provided on an annual basis for losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.

The Company management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, there is a remote likelihood that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company’s financial results for a particular period.

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

Provision is made for product liability claims based upon many factors related to the severity of the alleged injury and potential liability exposure, based upon prior claim experience. Because the Company’s experience in defending these lawsuits and claims is that unfavorable outcomes are typically not probable or estimable, only in rare cases is an accrual established for such costs. In most cases, an accrual is established only for estimated legal defense costs. Product liability accruals are periodically reviewed to reflect then-current estimates of possible liabilities and expenses incurred to date and reasonably anticipated in the future. Threatened product liability claims are reflected in the Company’s product liability accrual on the same basis as actual claims; i.e., an accrual is made for probable liability and claims-handling expenses on an ongoing basis.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to September 29, 2012 and determined that there were no such events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for the three and nine months ended September 29, 2012 were firearms sales, and 1% was investment castings sales. Export sales represent approximately 3% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

Demand for the Company’s products in the first nine months of 2012 was very strong. We believe this strong demand for our products was due to:

•	the Company’s continued practice of introducing innovative and exciting new products, and
•	new shooters joining the ranks of gun owners and the current political environment that favorably impacted the entire firearms industry.

New product introductions in the first nine months of 2012 included the 10/22 TakeDown rifle, the Ruger American Rifle, the SR22 pistol, the 22/45 Lite pistol, and the Single-Nine revolver. New products represented $130.3 million or 38% of firearm sales in the first nine months of 2012.

In response to this strong demand, the estimated sell-through of the Company’s products from the independent distributors to retailers increased 62% and 60% in the third quarter and first nine months of 2012, respectively, from the comparable prior year periods. For the same periods, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) increased 22% and 21%, respectively.

Estimated sell-through from the independent distributors to retailers and total NICS background checks for the trailing seven quarters follows:

	2012			2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	396,900	410,300	460,800	291,800	244,700	264,400	284,300

Total adjusted NICS Background Checks (thousands) (2)	2,904	2,619	3,376	3,467	2,374	2,220	2,739

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Orders Received and Ending Backlog

For the three and nine months ended September 29, 2012, orders received increased 89% and 93%, respectively, from the comparable prior year periods.

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2012			2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	318,300	291,500	1,200,100	452,300	168,700	263,500	503,500

Orders Received	$92.9	$84.6	$308.7	$120.3	$49.6	$81.4	$134.7

Average Sales Price of Orders Received	$292	$290	$257	$266	$294	$309	$268

Ending Backlog	$249.7	$273.2	$304.4	$98.2	$69.8	$97.4	$92.9

Average Sales Price of Ending Backlog	$275	$269	$264	$291	$341	$309	$279

Production

Total unit production in the third quarter of 2012 increased 51% from the third quarter of 2011. This increase in unit production resulted from investment in incremental capacity for new product introductions and from the utilization of lean methodologies for continuous improvement in our operations. Our increase in production was facilitated by $30 million of capital expenditures during the twelve months ended September 29, 2012. These capital expenditures exceeded depreciation by approximately $16 million during this period, which represented an approximate 8% increase to our capital equipment base.

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows:

	2012			2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	318,300	291,500	1,200,100	452,300	168,700	263,500	503,500

Units Produced	436,800	418,500	379,000	302,000	289,700	281,200	241,800

Units Shipped	425,500	421,100	382,500	315,100	276,500	279,600	251,800

Average Sales Price (3)	$273	$280	$290	$289	$286	$281	$296

Units on Backlog	908,700	1,016,700	1,153,500	337,400	204,500	315,500	332,700

(3)	Net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Inventories

The Company’s finished goods inventory increased 11,000 units during the third quarter of 2012 and remains below optimal levels to support rapid fulfillment of distributor demand. The Company has a goal of replenishing its finished goods inventory in future periods to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products increased 28,600 units during the third quarter of 2012 but are below the optimal level to support rapid fulfillment of retailer demand.

Inventory data for the trailing seven quarters follows:

	2012			2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	21,400	10,400	12,800	16,200	28,800	15,500	13,700

Units – Distributor Inventory (4)	96,600	68,000	57,200	135,600	112,300	80,500	65,300

Total inventory (5)	118,000	78,400	70,000	151,800	141,100	96,000	79,000

(4)	Distributor ending inventory as provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(5)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $118.2 million for the three months ended September 29, 2012, an increase of 46.8% from $80.5 million in the comparable prior year period.

Consolidated net sales were $350.1 million for the nine months ended September 29, 2012, an increase of 48.6% from $235.6 million in the comparable 2011 period.

Firearms net sales were $116.3 million for the three months ended September 29, 2012, an increase of 46.8% from $79.2 million in the comparable prior 2011 period.

Firearms net sales were $345.2 million for the nine months ended September 29, 2012, an increase of 48.7% from $232.1 million in the comparable 2011 period.

Firearms unit shipments increased 53.9% and 52.1% for the three and nine months ended September 29, 2012 from the comparable prior year periods, respectively.

Casting net sales were $1.9 million for the three months ended September 29, 2012, an increase of 45.0% from $1.3 million in the comparable prior year period.

Casting net sales were $4.9 million for the nine months ended September 29, 2012, an increase of 40.7% from $3.4 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $75.6 million for the three months ended September 29, 2012, an increase of 47.1% from $51.4 million in the comparable prior year period.

Consolidated cost of products sold was $220.6 million for the nine months ended September 29, 2012, an increase of 43.2% from $154.0 million in the comparable prior year period.

Gross margin was 36.0% and 37.0% for the three and nine months ended September 29, 2012, compared to 36.2% and 34.6% in comparable prior year periods, respectively, as illustrated below (in thousands):

	Three Months Ended
	September 29, 2012		October 1, 2011

Net sales	$118,152	100.0%	$80,512	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	74,062	62.7%	50,440	62.6%

LIFO expense	1,050	0.9%	-	-

Overhead rate adjustments to inventory	278	0.2%	369	0.5%

Labor rate adjustments to inventory	72	0.1%	32	-

Product liability	125	0.1%	544	0.7%

Total cost of products sold	$75,587	64.0%	51,385	63.8%

Gross profit	$42,565	36.0%	$29,127	36.2%

	Nine Months Ended
	September 29, 2012		October 1, 2011

Net sales	$350,057	100.0%	$235,575	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	218,196	62.3%	151,992	64.5%

LIFO expense (income)	959	0.3%	(252)	(0.1)%

Overhead rate adjustments to inventory	1,004	0.3%	841	0.4%

Labor rate adjustments to inventory	180	-	284	0.1%

Product liability	226	0.1%	1,124	0.5%

Total cost of products sold	220,565	63.0%	153,989	65.4%

Gross profit	$129,492	37.0%	$81,586	34.6%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability— During the three months ended September 29, 2012, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability increased as a percentage of sales by 0.1% compared with the comparable 2011 period.

During the nine months ended September 29, 2012, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 2.2% compared with the comparable 2011 period. The main contributors to this decrease include the introduction of several new products which increased overall volume thereby favorably leveraging manufacturing overhead and improved productivity from continued emphasis on lean manufacturing techniques, which was partially offset by increased direct material cost.

LIFO— During the three months ended September 29, 2012, gross inventories increased by $5.7 million and the Company recognized LIFO expense resulting in increased cost of products sold of $1.1 million. In the comparable 2011 period, gross inventories increased by $3.7 million and no LIFO income or expense was recognized.

During the nine months ended September 29, 2012, gross inventories increased by $4.5 million and the Company recognized LIFO expense resulting in increased cost of products sold of $1.0 million. In the comparable 2011 period, gross inventories decreased $2.7 million and the Company recognized LIFO income resulting in decreased cost of products sold of $0.3 million.

Overhead Rate Adjustments— The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and nine months ended September 29, 2012, the Company was more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $0.3 million and $1.0 million, respectively, and corresponding increases to cost of products sold.

During the three and nine months ended October 1, 2011, the overhead rates used to absorb overhead expenses into inventory decreased, resulting in decreases in inventory value of $0.4 million and $0.8 million, respectively. These decreases in inventory carrying values resulted in increases to cost of products sold.

Labor Rate Adjustments— The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory.

During the three and nine months ended September 29, 2012, the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in decreases in inventory value of $0.1 million and $0.2 million, respectively. These decreases in inventory carrying values resulted in increases to cost of products sold.

During the three months ended October 1, 2011, the changes in labor rates were insignificant.

During the nine months ended October 1, 2011, the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in decreases in inventory value of $0.3 million. This decrease in inventory carrying values resulted in an increase to cost of products sold.

Product Liability— This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

For the three and nine months ended September 29, 2012 product liability costs totaled $0.1 million and $0.2 million, respectively. For the three and nine months ended October 1, 2011 product liability costs totaled $0.5 million and $1.1 million, respectively. See Note 11 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit— As a result of the foregoing factors, for the three months ended September 29, 2012 gross profit was $42.6 million, an increase of $13.5 million from $29.1 million in the comparable prior year period. Gross profit as a percentage of sales decreased to 36.0% in the three months ended September 29, 2012 from 36.2% in the comparable prior year period.

For the nine months ended September 29, 2012, gross profit was $129.5 million, an increase of $47.9 million from $81.6 million in the comparable prior year period. Gross profit as a percentage of sales increased to 37.0% in the nine months ended September 29, 2012 from 34.6% in the comparable prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $15.3 million and $49.5 for the three and nine months ended September 29, 2012, an increase of $3.1 million and $14.3 million from the comparable prior year periods. The increase in selling, general and administrative expenses is attributable to the following:

•	increased promotional expenses,
•	increased equity and performance-based compensation expense,
•	increased expenses related to the ongoing implementation of a new information technology infrastructure, and
•	increased freight expense due to increased sales volume.

Other income, net

Other income, net was $0.3 million and $0.8 million in the three and nine months ended September 29, 2012 compared to $0.2 million and $0.4 million in the three and nine months ended October 1, 2011, respectively.

Income Taxes and Net Income

The effective income tax rate in the three and nine months ended September 29, 2012 and October 1, 2011 was 37.0%.

As a result of the foregoing factors, consolidated net income was $17.3 million for the three months ended September 29, 2012, an increase of 61.6% from $10.7 million in the comparable prior year period.

Consolidated net income was $50.8 million for the nine months ended September 29, 2012, an increase of 72.4% from the comparable prior year period.

Financial Condition

Liquidity

At the end of the third quarter of 2012, the Company’s cash, cash equivalents and short-term investments totaled $105.1 million. Pre-LIFO working capital of $156.7 million, less the LIFO reserve of $38.4 million, resulted in working capital of $118.3 million and a current ratio of 3.2 to 1.

The Company has a goal of replenishing its finished goods inventory in future periods to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Operations

Cash provided by operating activities was $61.8 million for the nine months ended September 29, 2012 compared to $43.0 million for the comparable prior year period. The increase in cash provided by operations is primarily attributable to greater earnings in the nine months ended September 29, 2012 compared to the prior year period, partially offset by increases in accounts receivable and inventories in the nine months ended September 29, 2012.

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

Investing and Financing

Capital expenditures for the nine months ended September 29, 2012 totaled $20.3 million. In 2012, the Company expects to spend $25 million on capital expenditures to purchase tooling and fixtures for new product introductions, to increase production capacity, and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

Dividends of $17.5 million were paid during the nine months ended September 29, 2012.

On October 27, 2012, Board of Directors authorized a dividend of 38.2¢ per share, for shareholders of record as of November 12, 2012, payable on November 26, 2012. This dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. On February 22, 2012 the Company announced that it was increasing the percentage of earnings to be paid out as dividends by 67%, effective with the dividend paid on March 23, 2012. This dividend is approximately 40% of net income. This decision was based on an analysis that indicated we could fund our high rate of organic growth, including both working capital and capital equipment and tooling expenditures, and fund our dividend while still modestly growing our cash reserves.

The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for cash. The Company has financed its dividends with cash provided by operations and current cash and short-term investments.

During the nine months ended September 29, 2012, the Company did not repurchase any shares of its common stock. As of September 29, 2012, $8.0 million remained available for future stock repurchases.

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

The Company contributed $2.1 million to the defined-benefit plans in the first nine months of 2012. The Company plans to contribute approximately $3 million in 2012, which is expected to satisfy the required minimum contribution.

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

The Company is transitioning to a new enterprise resource planning system and converted one of its manufacturing facilities and a portion of its support functions, including sales and finance during 2011. The remaining manufacturing facilities were converted in the nine months ended September 29, 2012.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 29, 2012.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2012, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is transitioning to a new enterprise resource planning system and converted one of its manufacturing facilities and a portion of its support functions, including sales and finance during 2011. The remaining manufacturing facilities were converted in the nine months ended September 29, 2012. It is anticipated that this implementation may result in changes to certain processes and related internal controls over financial reporting.

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

The Company has reported all cases instituted against it through June 30, 2012, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no suits were formally instituted against the Company during the three months ended September 29, 2012.

On August 20, 2012, the Federal District Court for the District of Connecticut approved a $3 million settlement of the previously reported lawsuit entitled Steamfitters Local 449 Pension Fund, on Behalf of Itself and All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al. which had been consolidated with the matter of Alan R. Herrett, Individually and On Behalf of All Others Similarly Situated v. Sturm, Ruger & Co. Inc., et al.

ITEM 1A.      RISK FACTORS

The following risk factor has been identified by the Company and should be considered along with the risk factors disclosed in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011:

Keeping Pace with Retail Demand

There has been a substantial increase in demand for our products in recent years. While the company believes it has sufficient capacity, if we are unable to keep pace with the increasing demand for our products, our revenues could be impaired, market acceptance of our products could be adversely affected and our customers might instead purchase our competitors’ products.

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

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: October 31, 2012	S/THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer,
Principal Accounting Officer,
Vice President, Treasurer and Chief Financial Officer

