Form 10-K
period 2012-12-31
STURM RUGER & CO INC
filed 2013-02-27
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☑ NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012:

Common Stock, $1 par value - $743,661,000

The number of shares outstanding of the registrant's common stock as of February 15, 2013:

Common Stock, $1 par value –19,263,000 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2013 Annual Meeting of Stockholders to be held April 30, 2013 are incorporated by reference into Part III (Items 10 through 14) of this Report.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	73

Signature		78
Exhibit Index		79
Financial Statement Schedule		84
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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for the year ended December 31, 2012 were from the firearms segment, and approximately 1% was from investment castings. Export sales represent approximately 3% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company offers products in three industry product categories – rifles, pistols, and revolvers. The Company’s firearms are sold through independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment. Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, represented approximately 1% of the Company’s total sales for the year ended December 31, 2012.

For the years ended December 31, 2012, 2011, and 2010, net sales attributable to the Company's firearms operations were approximately $484.9 million, $324.2 million and $251.7 million or approximately 99%, 99%, and 99%, respectively, of total net sales. The balance of the Company's net sales for the aforementioned periods was attributable to its investment castings operations.

Firearms Products

The Company presently manufactures firearm products, under the “Ruger” name and trademark, in the following industry categories:

Rifles		Revolvers
•	Single-shot	•	Single-action
•	Autoloading	•	Double-action
•	Bolt-action
•	Modern sporting

Pistols
•	Rimfire autoloading
•	Centerfire autoloading

Most firearms are available in several models based upon caliber, finish, barrel length, and other features.

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Sales of rifles by the Company accounted for approximately $143.9 million, $83.4 million, and $63.5 million of revenues for the years 2012, 2011, and 2010, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Sales of pistols by the Company accounted for approximately $216.5 million, $150.0 million, and $108.1 million of revenues for the years 2012, 2011, and 2010, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Sales of revolvers by the Company accounted for approximately $92.7 million, $69.9 million, and $67.1 million of revenues for the years 2012, 2011, and 2010, respectively.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $31.8 million, $20.2 million, and $11.5 million of revenues for the years 2012, 2011, and 2010, respectively.

Investment Casting Products

Net sales attributable to the Company’s investment casting operations (excluding intercompany transactions) accounted for approximately $6.9 million, $4.6 million, and $3.5 million, or approximately 1% of revenues for 2012, 2011, and 2010, respectively.

Manufacturing

Firearms

The Company produces one model of pistol and all of its rifles and revolvers at the Newport, New Hampshire facility. All other pistols are produced at the Prescott, Arizona facility.

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

Marketing and Distribution

Firearms

The Company's firearms are primarily marketed through a network of federally licensed, independent wholesale distributors who purchase the products directly from the Company. They resell to federally licensed, independent retail firearms dealers who in turn resell to legally authorized end users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 14 distributors service the domestic commercial market, with an additional 20 distributors servicing the domestic law enforcement market and two distributors servicing the Canadian market.

In 2012, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-17%; Jerry’s/Ellett Brothers-14%; Lipsey’s-13%; and Sports South-12%. In 2011, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-15%; Davidson’s-14%; Sports South-12%; and Lipsey’s-12%. In 2010, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-16%; Davidson’s-12%; Lipsey’s-11%; and Sports South-11%.

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

Competition

Firearms

Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category such as rifles or pistols, several competitors manufacture products in all four industry categories (rifles, shotguns, pistols, and revolvers). Some of these competitors are subsidiaries of larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete. The principal methods of competition in the industry are product innovation, quality, availability, and price. The Company believes that it can compete effectively with all of its present competitors.

Investment Castings

There are a large number of investment castings manufacturers, both domestic and foreign, with which the Company competes. Competition varies based on the type of investment castings products and the end use of the product (commercial, sporting goods, or military). Companies offering alternative methods of manufacturing such as metal injection molding (MIM), wire electric discharge machining (EDM) and advancements in computer numeric controlled (CNC) machining also compete with the Company’s investment castings segment. Many of these competitors are larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete with these competitors. The principal methods of competition in the industry are quality, price, and production lead time.

Employees

As of February 1, 2013, the Company employed approximately 1,460 full-time employees of which approximately 38% had at least ten years of service with the Company. The Company uses temporary employees to supplement its workforce. As of February 1, 2013, there were approximately 580 temporary employees.

None of the Company's employees are subject to a collective bargaining agreement.

Research and Development

In 2012, 2011, and 2010, the Company spent approximately $5.9 million, $4.0 million, and $3.2 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 1, 2013, the Company had approximately 89 employees whose primary responsibilities were research and development activities.

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

Name	Age	Position With Company

Michael O. Fifer	55	President and Chief Executive Officer

Thomas A. Dineen	44	Vice President, Treasurer and Chief Financial Officer

Christopher J. Killoy	54	Vice President of Sales and Marketing

Mark T. Lang	56	Group Vice President

Thomas P. Sullivan	52	Vice President of Newport Operations

Kevin B. Reid, Sr.	52	Vice President and General Counsel

Steven M. Maynard	58	Vice President of Lean Business Development

Leslie M. Gasper	59	Corporate Secretary

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

The sale, purchase, ownership, and use of firearms are subject to thousands of federal, state and local governmental regulations. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons and holds all necessary licenses under these federal laws. Several states currently have laws in effect similar to the aforementioned legislation.

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

Currently, federal and several states’ legislatures are considering additional legislation relating to the regulation of firearms. These proposed bills are extremely varied, but many seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. There also are several legislative proposals to limit magazine capacity.

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

The Company’s results of operations could be further adversely affected if legislation with diverse requirements is enacted.

With literally thousands of laws being proposed at the federal, state and local levels, if even a small percentage of these laws are enacted and they are incongruent, the Company could find it difficult, expensive or even practically impossible to comply with them, impeding new product development and distribution of existing products.

The Company’s results of operations could be adversely affected by litigation.

The Company faces risks arising from various asserted and unasserted litigation matters. These matters include, but are not limited to, assertions of allegedly defective product design or manufacture, alleged failure to warn, purported class actions against firearms manufacturers, generally seeking relief such as medical expense reimbursement, property damages, and punitive damages arising from accidents involving firearms or the criminal misuse of firearms, and those lawsuits filed on behalf of municipalities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as final adverse judgment, significant settlement or changes in applicable law. A future adverse outcome in any one or more of these matters could have a material adverse effect on the Company’s financial results. See Note 16 to the financial statements which are included in this Annual Report on Form 10-K.

The Company’s results of operations could be adversely affected by a decrease in demand for our products.

If demand for our products decreases significantly, we would be unable to efficiently utilize our capacity, and our profitability would suffer. Decreased demand could result from a macroeconomic downturn, such as sequestration, or could be specific to the firearms industry. If the decrease in demand occurs abruptly, the adverse impact would be even greater.

The Company must comply with various laws and regulations pertaining to workplace safety and environment, environmental matters, and firearms manufacture.

In the normal course of its manufacturing operations, the Company is subject to numerous federal, state and local laws and governmental regulations and related state laws, and governmental proceedings and orders. These laws and regulations pertain to workplace safety and environment, firearms serial number tracking and control, waste disposal, air emissions and water discharges into the environment. Noncompliance with any one or more of these laws and regulations could have a material adverse impact on the Company.

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

Third parties supply the Company with various raw materials for its firearms and castings, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts. There is a limited supply of these materials in the marketplace at any given time, which can cause the purchase prices to vary based upon numerous market factors. The Company believes that it has adequate quantities of raw materials in inventory or on order to provide ample time to locate and obtain additional items at then-current market cost without interruption of its manufacturing operations. However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials can not be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

The transition to a new enterprise resource planning (“ERP”) system could cause disruption to the Company’s operations.

The Company is transitioning to a new ERP system and has converted all of its manufacturing facilities and its support functions during the past two years. If the ERP system does not perform as expected, it could impede the Company’s ability to manufacture products, order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a material adverse effect on the financial position and the financial results of the Company.

Retention of key management is critical to the success of the Company.

We rely on the management and leadership skills of our senior management team. Our senior executives are not bound by employment agreements. The loss of the services of one or more of our senior executives or other key personnel could have a significant adverse impact on our business.

The healthcare legislation passed in 2010 could have a material adverse impact on the Company.

Certain provisions of the recently passed federal healthcare legislation, in particular the “unlimited lifetime benefit” which eliminated the practice of capping the amount of medical benefits available to an individual, could have a material adverse effect on the Company’s financial position.  The Company self insures the cost of the medical benefits for its employees up to an annual and lifetime maximum per individual.  It supplements this self-insurance with “stop loss” insurance for costs incurred above these maximum thresholds.  In the past, the medical benefit costs for several Company employees each year have exceeded this maximum, in some cases significantly. It is the Company’s expectation that if it is forced to provide an “unlimited lifetime benefit” its medical costs would likely increase significantly, which would have a material adverse effect on its financial condition.

Keeping Pace with Retail Demand

There has been a substantial increase in demand for our products in recent years. If the Company continues to grow at a significant rate, additional manufacturing space will be required. If we are unable to keep pace with the increasing demand for our products, our revenues could be impaired, market acceptance of our products could be adversely affected and our customers might instead purchase our competitors’ products.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

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

The Company has three other facilities that were not used in its manufacturing operations in 2012:

	Approximate Aggregate Usable Square Feet	Status	Segment

Southport, Connecticut (Lacey Place property)	25,000	Owned	Corporate

Newport, New Hampshire (Dorr Woolen Building)	45,000	Owned	Firearms

Enfield, Connecticut	10,000	Leased	Firearms

There are no mortgages or any other major encumbrance on any of the real estate owned by the Company.

The Company’s principal executive offices are located in Southport, Connecticut. If the Company continues to grow at a significant rate, additional manufacturing space will be required.

ITEM 3—LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 16 to the financial statements, which are included in this Annual Report on Form 10-K.

The Company has reported all cases instituted against it through September 29, 2012, and the results of those cases, where terminated, to the SEC on its previous Quarterly Reports on Form 10-Q and Annual Reports on 10-K, to which reference is hereby made.

During the three months ending December 31, 2012, no cases were formally instituted against the Company.

During the three months ending December 31, 2012, the previously reported case of Howard Cook, Jr. vs. Sturm, Ruger & Co, et al., was dismissed, with prejudice.

ITEM 4—MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 1, 2013, the Company had 1,773 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported on the New York Stock Exchange and dividends paid on the Company’s common stock.

	High	Low	Dividends Per Share
2011:
First Quarter	$23.23	$14.65	$0.050
Second Quarter	24.05	18.65	0.097
Third Quarter	36.85	21.91	0.142
Fourth Quarter	34.95	23.86	0.141

2012:
First Quarter	$50.72	$33.13	$0.212
Second Quarter	58.42	34.22	0.324
Third Quarter	52.03	39.13	0.377
Fourth Quarter	60.11	40.00	4.882

Issuer Repurchase of Equity Securities

In 2012, the Company did not repurchase any shares of its common stock.

In 2011, the Company repurchased 133,400 shares of its common stock, representing 0.7% of the then outstanding shares, in the open market at an average price of $14.94 per share.

In 2010, the Company repurchased 412,000 shares of its common stock, representing 2.1% of the then outstanding shares, in the open market at an average price of $13.83 per share.

Comparison of Five-Year Cumulative Total Return*

Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Value Line Recreation Index, and Smith & Wesson Holding Corporation

(Performance Results Through 12/31/12)

Assumes $100 invested at the close of trading 12/07 in Sturm, Ruger & Co., Inc. common stock, Standard & Poor’s 500, Value Line Recreation Index, and Smith & Wesson Holding Corporation.

*Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

	2007	2008	2009	2010	2011	2012
Sturm, Ruger & Co., Inc.	100.00	72.10	120.36	193.94	431.60	602.12
Standard & Poor’s 500	100.00	63.00	79.67	91.67	93.60	108.58
Value Line Recreation Index	100.00	63.20	103.45	155.21	143.04	192.00
Smith & Wesson Holding Corporation	100.00	37.21	67.05	61.31	71.48	138.36

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2012:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders

2001 Stock Option Plan for Non-Employee Directors	12,880	$6.15 per share	-
2007 Stock Incentive Plan	107,580	$8.87 per share	830,000

Equity compensation plans not approved by security holders
None.
Total	120,460	$8.58 per share	830,000

*	Restricted stock units are settled in shares of common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6—SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
December 31,
	2012	2011	2010	2009	2008
Net firearms sales	$484,933	$324,200	$251,680	$266,566	$174,416
Net castings sales	6,891	4,616	3,526	4,419	7,067
Total net sales	491,824	328,816	255,206	270,985	181,483
Cost of products sold	312,871	217,058	171,224	183,380	138,730
Gross profit	178,953	111,758	83,982	87,605	42,753
Income before income taxes	112,109	63,516	44,149	44,360	13,978
Income taxes	41,480	23,501	15,894	16,857	5,312
Net income	70,629	40,015	28,255	27,503	8,666
Basic earnings per share	3.69	2.12	1.48	1.44	0.43
Diluted earnings per share	3.60	2.09	1.46	1.42	0.43
Cash dividends per share	$5.80	$0.43	$0.33	$0.31	$0.00

December 31,
	2012	2011	2010	2009	2008
Working capital	$37,430	$96,646	$71,885	$65,377	$46,250
Total assets	174,486	206,510	157,761	141,679	112,760
Total stockholders’ equity	95,032	137,391	114,480	95,516	65,603
Book value per share	$4.93	$7.20	$6.08	$5.01	$3.44
Return on stockholders’ equity	60.8%	32.0%	26.9%	34.1%	12.2%
Current ratio	1.6 to 1	3.0 to 1	3.2 to 1	3.0 to 1	2.6 to 1
Common shares outstanding	19,263,000	19,083,100	18,837,300	19,072,800	19,047,300
Number of stockholders of record	1,771	1,860	1,841	1,827	1,841
Number of employees	1,441	1,224	1,164	1,145	1,145

ITEM 7—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for 2012 were firearms sales, and 1% was investment castings sales. Export sales represent approximately 3% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations - 2012

Product Demand

Demand for the Company’s products remained very strong throughout 2012. We believe this strong demand for our products was due to:

•	the Company’s continued practice of introducing innovative and exciting new products,

•	new shooters joining the ranks of gun owners,
•	the current political environment that favorably impacted the entire firearms industry, and
•	increased manufacturing capacity and greater product availability for certain products in strong demand.

New product introductions in 2012 included the 10/22 TakeDown rifle, the Ruger American Rifle, the SR22 pistol, the 22/45 Lite pistol, and the Single-Nine revolver. New products represented $182.0 million or 38% of firearm sales in 2012, compared to $98.6 million or 30% of firearms sales in 2011.

The estimated sell-through of the Company’s products from the independent distributors to retailers increased 63% in 2012 from the comparable prior year periods. For the same periods, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) increased 28%.

Estimated sell-through from distributors to retailers and total NICS background checks follow:

	2012	2011	2010

Estimated Units Sold from Distributors to Retailers (1)	1,772,800	1,085,200	901,500

Total Adjusted NICS Background Checks (2)	13,780,000	10,791,000	9,436,000

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2012	2011	2010

Orders Received	$796.7	$385.9	$229.4

Average Sales Price of Orders Received	$277	$278	$272

Ending Backlog	$427.1	$98.2	$34.9

Average Sales Price of Ending Backlog	$283	$291	$326

The increase in orders received and the increase in the ending backlog in 2012 are due primarily to strong demand for new products and certain mature products.

Production

Total unit production in 2012 increased 52% from 2011. This increase in unit production resulted from investment in incremental capacity for new product introductions and from the utilization of lean methodologies for continuous improvement in our operations. Our increase in production was facilitated by $27.3 million of capital expenditures during 2012. These capital expenditures exceeded depreciation by approximately $13.0 million during 2012, which represented an approximate 7% increase to our capital equipment base.

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and backorders follows:

	2012	2011	2010

Units Ordered	2,879,200	1,388,100	842,700

Units Produced	1,697,800	1,114,700	906,200

Units Shipped	1,696,400	1,123,100	903,200

Average Sales Price	$286	$289	$279

Units on Backorder	1,507,200	337,400	106,800

Inventories

The Company’s finished goods inventory decreased 600 units during 2012 and remains below optimal levels to support rapid fulfillment of distributor demand. The Company has a goal of replenishing its finished goods inventory in future periods to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products decreased 76,400 units during 2012 and are significantly below the optimal level to support rapid fulfillment of retailer demand.

Inventory data follows:

	December 31,
	2012	2011	2010
Units – Company Inventory	15,600	16,200	23,600

Units – Distributor Inventory (3)	59,200	135,600	97,700

Total inventory (4)	74,800	151,800	121,300

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2012, as compared to year ended December 31, 2011:

Net Sales

Consolidated net sales were $491.8 million in 2012. This represents an increase of $163.0 million or 49.6% from 2011 consolidated net sales of $328.8 million.

Firearms segment net sales were $484.9 million in 2012. This represents an increase of $160.7 million or 49.7% from 2011 firearm net sales of $324.2 million. Firearms unit shipments increased 51.0% in 2012.

Casting segment net sales were $6.9 million in 2012. This represents an increase of $2.3 million or 50.0% from 2011 casting sales of $4.6 million.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $312.9 million in 2012. This represents an increase of $95.8 million or 44.1% from 2011 consolidated cost of products sold of $217.1 million.

The gross margin was 36.4% in 2012. This represents an increase from the 2011 gross margin of 34.0% as illustrated below:

(in thousands)
Year Ended December 31,	2012		2011

Net sales	$491,824	100.0%	$328,816	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	310,674	63.2%	214,524	65.2%

LIFO expense	1,159	0.3%	122	0%

Overhead rate adjustments to inventory	665	0.1%	700	0.3%

Labor rate adjustments to inventory	196	0%	95	0%

Product liability	177	0%	1,617	0.5%

Total cost of products sold	312,871	63.6%	217,058	66.0%

Gross profit	$178,953	36.4%	$111,758	34.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability- In 2012, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 2.0% compared to 2011. The main contributors to this decrease include the introduction of several new products which increased overall volume thereby favorably leveraging manufacturing overhead and improved productivity from continued emphasis on lean manufacturing techniques, which was partially offset by increased direct material cost.

LIFO- Gross inventories increased by $6.8 million and $0.2 million in 2012 and 2011, respectively. In 2012, the Company recognized LIFO expense of $1.2 million which increased cost of products sold. In 2011, the Company recognized a LIFO expense of $0.1 million which increased cost of products sold.

Overhead Rate Change- The net impact on inventory in 2012 from the change in the overhead rates used to absorb overhead expenses into inventory was a decrease of $0.7 million, reflecting increased overhead efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold in 2012. In 2011, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was a decrease of $0.7 million, reflecting increased overhead efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold.

Labor Rate Adjustments- In 2012, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was a decrease of $0.2 million, reflecting increased labor efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold. The net impact in 2010 from the change in the labor rates used to absorb labor expenses into inventory was a decrease to inventory of $0.1 million, reflecting increased labor efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold.

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $0.2 million and $1.6 million in 2012 and 2011, respectively. See Note 16 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit- Gross profit was $179.0 million or 36.4% of sales in 2012. This is an increase of $67.2 million from 2011 gross profit of $111.8 million or 34.0% of sales in 2011.

Selling, General and Administrative

Selling, general and administrative expenses were $67.5 million in 2012, an increase of $17.8 million from 2011, and a decrease from 15.1% of sales in 2011 to 13.7% of sales in 2012. The increase in selling, general and administrative expenses is attributable to the following:

•	increased promotional and advertising expenses,
•	increased equity and performance-based compensation expense,
•	increased expenses related to the implementation of a new information technology infrastructure, and
•	increased freight expense due to increased sales volume.

Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following (in thousands):

	2012	2011

Gain on sale of operating assets	$(27)	$(83)
Frozen defined-benefit pension plan (income) expense	320	(236)

Total other operating (income) expenses, net	$293	$(319)

Operating Income

Operating income was $111.1 million or 22.6% of sales in 2012. This is an increase of $48.7 million from 2011 operating income of $62.4 million or 19.0% of sales.

Royalty Income

Royalty income was $0.8 million in 2012. This represents a decrease of $0.1 million from 2011 royalty income of $0.9 million. The decrease is primarily attributable to decreased income from licensing agreements.

Interest Income

Interest income was negligible in 2012 and 2011.

Interest Expense

Interest expense was negligible in 2012 and 2011.

Other Income, Net

Other income, net was $1.0 million in 2012, a decrease of $0.1 million from $1.1 million in 2011. This income is attributable primarily to the sale of by-products of our manufacturing processes and the gain on sale of non-operating real estate offset by the write-down of a cost basis investment.

Income Taxes and Net Income

The effective income tax rate was 37.0% in 2012 and 2011.

As a result of the foregoing factors, consolidated net income was $70.6 million in 2012. This represents an increase of $30.6 million from 2011 consolidated net income of $40.0 million.

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2012
	Q4	Q3	Q2	Q1

Units Ordered	1,069,200	318,300	291,500	1,200,100

Units Produced	463,500	436,800	418,500	379,000

Units Shipped	467,300	425,500	421,100	382,500

Estimated Units Sold from Distributors to Retailers	504,700	396,900	410,300	460,800

Total Adjusted NICS Background Checks	4,882,000	2,904,000	2,619,000	3,376,000

Average Sales Price	$295	$273	$280	$290

Units on Backorder	1,507,200	908,700	1,016,700	1,153,500

Units – Company Inventory	15,600	21,400	10,400	12,800

Units – Distributor Inventory (5)	59,200	96,600	68,000	57,200

	2011
	Q4	Q3	Q2	Q1

Units Ordered	452,300	168,700	263,500	503,500

Units Produced	302,000	289,700	281,200	241,800

Units Shipped	315,100	276,500	279,600	251,800

Estimated Units Sold from Distributors to Retailers	291,800	244,700	264,400	284,300

Total Adjusted NICS Background Checks	3,457,000	2,374,000	2,220,000	2,739,000

Average Sales Price	$289	$286	$281	$296

Units on Backorder	337,400	204,500	315,500	332,700

Units – Company Inventory	16,200	28,800	15,500	13,700

Units – Distributor Inventory (5)	135,600	112,300	80,500	65,300

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2012
	Q4	Q3	Q2	Q1

Orders Received	$310.4	$92.9	$84.6	$308.7

Average Sales Price of Orders Received	$290	$292	$290	$257

Ending Backlog	$427.1	$249.7	$273.2	$304.4

Average Sales Price of Ending Backlog	$283	$275	$269	$264

	2011
	Q4	Q3	Q2	Q1

Orders Received	$120.3	$49.6	$81.4	$134.7

Average Sales Price of Orders Received	$266	$294	$309	$268

Ending Backlog	$98.2	$69.8	$97.4	$92.9

Average Sales Price of Ending Backlog	$291	$341	$309	$279

Fourth Quarter Gross Profit Analysis

The gross margin for the fourth quarter of 2012 and 2011 was 34.9% and 32.4%, respectively. Details of the gross margin are illustrated below:

(in thousands)
Three Months Ended December 31,	2012		2011

Net sales	$141,767	100.0%	$93,241	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	92,478	65.2%	62,532	67.1%

LIFO expense	200	0.1%	374	0.4%

Overhead rate adjustments to inventory	(339)	(0.2)%	(141)	(0.1)%

Labor rate adjustments to inventory	16	0%	(189)	(0.2)%

Product liability	(49)	0%	493	0.4%

Total cost of products sold	92,306	65.1%	63,069	67.6%

Gross profit	$49,461	34.9%	$30,172	32.4%

Note: For a discussion of the captions in the above table, please see the “Cost of Products Sold and Gross Profit” discussion above.

Results of Operations - 2011

Year ended December 31, 2011, as compared to year ended December 31, 2010:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2011	2010	2009

Units Ordered	1,388,100	842,700	958,700

Units Produced	1,114,700	906,200	934,300

Units Shipped	1,123,100	903,200	925,800

Average Sales Price	$289	$279	$288

Units on Backorder	337,400	106,800	181,000

Units – Company Inventory	16,200	23,600	20,100

Units – Distributor Inventory (1)	135,600	97,700	96,200

Castings Setups	198,000	155,100	202,800

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2011	2010

Orders Received	$385.9	$229.4

Average Sales Price of Orders Received (2)	$278	$272

Ending Backlog (2)	$98.2	$34.9

Average Sales Price of Ending Backlog (2)	$291	$326

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Product Demand

The estimated sell-through of the Company’s products from distributors to retailers in 2011 increased 20% from 2010. During this period, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) increased 14%.

We believe the year-over-year increase in estimated sell-through from distributors to retailers from 2010 is due to the following:

•	The strong demand for the new products launched in 2011, including the new LC9 pistol, the SR1911 pistol, the SR40c pistol, the Gunsite Scout rifle, the Single-Ten revolver, and the SP-101 double-action revolver chambered in 22LR. New product introductions remain a strong driver of demand and represented $98.6 million or 30% of sales in 2011. The Ruger American Rifle and the SR22 pistol were introduced during the latter part of the fourth quarter and did not have a significant impact in 2011 sales,
•	Strong demand for certain mature products, and
•	Increased manufacturing capacity and greater product availability for certain products in strong demand.

Estimated sell-through from distributors to retailers and total NICS background checks follow:

	2011	2010	2009

Estimated Units Sold from Distributors to Retailers (1)	1,085,200	901,500	887,400

Total Adjusted NICS Background Checks (thousands) (2)	10,800	9,400	9,500

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The Company launched the SR9c compact pistol, the LCR357 revolver, and the SR40 striker-fired pistol in 2010. New product introductions, including the aforementioned products, represented $62.3 million or 24.8% of sales in 2010.

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

The Company continues to further implement lean manufacturing principles across its facilities. This ongoing process began in 2006, and includes the following current initiatives:

•	transitioning from batch production to single-piece flow manufacturing,
•	refining existing cells and, where practical, consolidating smaller cells into value-stream super cells,
•	developing pull systems and managing vendors,
•	increasing capacity for the products with the greatest unmet demand, and
•	re-engineering matureproduct designs for improved manufacturability.

Inventories

The Company’s finished goods inventory decreased 7,400 units during 2011 and were significantly below what the Company believes to be optimal levels to support rapid fulfillment of distributor demand.

Quarterly Summary Unit Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

31

	2011
	Q4	Q3	Q2	Q1

Units Ordered	452,300	168,700	263,500	503,500

Units Produced	302,000	289,700	281,200	241,800

Units Shipped	315,100	276,500	279,600	251,800

Estimated Units Sold from Distributors to Retailers	291,800	244,700	264,400	284,300

Total Adjusted NICS Background Checks (thousands)	3,500	2,400	2,200	2,700

Average Sales Price	$289	$286	$281	$296

Units on Backorder	337,400	204,500	315,500	332,700

Units – Company Inventory	16,200	28,800	15,500	13,700

Units – Distributor Inventory (1)	135,600	112,300	80,500	65,300

	2010
	Q4	Q3	Q2	Q1

Units Ordered	241,900	156,500	138,400	305,900

Units Produced	218,300	207,100	238,900	241,900

Units Shipped	236,200	204,200	225,500	237,300

Estimated Units Sold from Distributors to Retailers	235,200	198,700	213,400	254,200

Total Adjusted NICS Background Checks (thousands)	2,900	2,100	2,000	2,400

Average Sales Price	$268	$282	$282	$283

Units on Backorder	106,800	99,800	147,900	239,900

Units – Company Inventory	23,600	40,600	37,700	24,400

Units – Distributor Inventory (3)	97,700	96,700	91,200	79,100

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2011
	Q4	Q3	Q2	Q1

Orders Received	$120.3	$49.6	$81.4	$134.7

Average Sales Price of Orders Received(4)	$266	$294	$309	$268

Ending Backlog	$98.2	$69.8	$97.4	$92.9

Average Sales Price of Ending Backlog(4)	$291	$341	$309	$279

	2010
	Q4	Q3	Q2	Q1

Orders Received	$63.3	$45.6	$38.7	$81.8

Average Sales Price of Orders Receive (4)	$262	$291	$279	$270

Ending Backlog	$34.9	$34.1	$44.9	$71.8

Average Sales Price of Ending Backlog (4)	$326	$342	$304	$299

(4)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

The gross margin was 34.0% in 2011. This represents an increase from the 2010 gross margin of 32.9% as illustrated below:

(in thousands)
Year Ended December 31,	2011		2010

Net sales	$328,816	100.0%	$255,206	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability and product recall	214,506	65.2%	173,198	67.8%

LIFO expense (income)	122	0%	(1,039)	(0.4)%

Overhead rate adjustments to inventory	700	0.3%	(618)	(0.2)%

Labor rate adjustments to inventory	95	0%	(364)	(0.1)%

Product liability	1,617	0.5%	9	0%

Product recalls	18	0%	38	0%

Total cost of products sold	217,058	66.0%	171,224	67.1%

Gross profit	$111,758	34.0%	$83,982	32.9%

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

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $1.6 million in 2011. The negligible expense in 2010 reflects favorable experience in product liability matters that were resolved during 2010. See Note 16 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Product Recalls- In 2008, the Company received a small number of reports from the field that its SR9 pistols, and later, its LCP pistols, could discharge if dropped onto a hard surface. The Company began recalling SR9 pistols in April 2008 and LCP pistols in October 2008 to offer free safety retrofits. The cost of these safety retrofit programs was negligible in 2011 and 2010.

Gross Profit- Gross profit was $111.8 million or 34.0% of sales in 2011. This is an increase of $27.8 million from 2010 gross profit of $84.0 million or 32.9% of sales.

Selling, General and Administrative

Selling, general and administrative expenses were $49.7 million in 2011, an increase of $9.5 million from 2010, and a decrease from 15.7% of sales in 2010 to 15.1% of sales in 2011. The increase in selling, general and administrative expenses is attributable to the following:

•	increased promotional and advertising expenses, including the Million Gun Challenge to benefit the National Rifle Association,
•	increased expenses related to the implementation of a new information technology infrastructure,
•	increased equity-based and incentive compensation, and
•	increased freight expense due to increased sales volume.

Other Operating (Income) Expenses, net

Other operating (income) expenses, net consist of the following (in thousands):

	2011	2010

Loss (gain) on sale of operating assets	$(83)	$22
Frozen defined-benefit pension plan expense	(236)	398

Total other operating (income) expenses, net	$(319)	$420

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

Financial Condition

Liquidity

At December 31, 2012, the Company had cash and cash equivalents of $31.0 million. Our pre-LIFO working capital of $75.5 million, less the LIFO reserve of $38.1 million, resulted in working capital of $37.4 million and a current ratio of 1.6 to 1.

On December 21, 2012, the Company paid a special dividend of $4.50 per share to shareholders of record on December 7, 2012. This dividend totaled $86.7 million.

The Company would like to replenish its finished goods inventory to levels that will better serve its customers. This replenishment, which could take more than one year to accomplish, could increase the FIFO value of finished goods inventory by as much as $15 million from the current levels upon the attainment of the desired levels of finished goods inventory.

Operations

Cash provided by operating activities was $87.2 million, $57.4 million, and $32.5 million in 2012, 2011, and 2010, respectively. The increase in cash provided in 2012 compared to 2011 is attributable to increased profitability in 2012. The increase in cash provided in 2011 compared to 2010 is attributable to increased profitability in 2011 and increased accounts payable and accrued liabilities in 2011, due in part to greater accruals for sales promotions and excise tax payments.

Third parties supply the Company with various raw materials for its firearms and castings, such as fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts. There is a limited supply of these materials in the marketplace at any given time, which can cause the purchase prices to vary based upon numerous market factors. The Company believes that it has adequate quantities of raw materials in inventory or on order to provide sufficient time to locate and obtain additional items at then-current market cost without interruption of its manufacturing operations. However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials can not be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing

Capital expenditures were $27.3 million, $22.1 million, and $19.4 million in 2012, 2011, and 2010, respectively. In 2013, the Company expects to spend $30 million on capital expenditures to purchase tooling and fixtures for new product introductions, to increase production capacity, and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

During the past several years, the Board of Directors authorized the Company to repurchase shares of its common stock. In 2011, the Company repurchased approximately 133,400 shares of its common stock representing 0.7% of the then outstanding shares, in the open market at an average price of $14.94 per share. In 2010, the Company repurchased approximately 412,000 shares of its common stock representing 2.1% of the then outstanding shares, in the open market at an average price of $13.83 per share. All of these purchases were made with cash held by the Company and no debt was incurred. In 2012, no shares were repurchased.

At December 31, 2012, $8.0 million remained authorized for share repurchases.

Including the $4.50 per share special dividend paid on December 21, 2012, the Company paid dividends totaling $111.5 million, $8.2 million and $6.3 million in 2012, 2011 and 2010, respectively.

On February 11, 2013, the Company’s Board of Directors authorized a dividend of 40.4¢ per share to shareholders of record on March 8, 2013. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

During the second quarter of 2011, the Company made a $1.0 million minority investment in a pepper spray company for which it received a 12% interest. In the second quarter of 2012, the Company made a subsequent investment of $0.3 million in the same company and now has a 19% interest. At December 31, 2012, the Company recognized an impairment loss of $1.1 million in this investment.

In the second quarter of 2012, the Company made a $1.3 million investment in a crossbow company for which it received a 29% interest.

The Company has migrated its retirement benefits from defined-benefit pension plans to defined-contribution retirement plans, utilizing its current 401(k) plan.

The Company amended its hourly and salaried defined-benefit pension plans so that employees no longer accrued benefits under them effective December 31, 2007. This action “froze” the benefits for all employees and prevented future hires from joining the plans. Currently, the Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

Minimum contributions of $2.6 million were required for the defined-benefit plans for 2012. The Company contributed $3 million and $2 million in 2012 and 2011, respectively.

In future years, the Company will likely be required to make cash contributions to the two defined-benefit pension plans. The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants. The total amount of these future cash contributions will depend on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities.

The Company plans to contribute approximately $3 million in 2013, but will increase the amount of the contribution if required to do so.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt. The Company’s unsecured $25 million credit facility remained unused at December 31, 2012 and the Company has no debt. In February 2013, the Company amended its credit facility to raise the availability to $40 million and extend the expiration date to June 15, 2014.

Contractual Obligations

The table below summarizes the Company’s significant contractual obligations at December 31, 2012, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2012.

“Purchase Obligations” as used in the below table includes all agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Certain of the Company’s purchase orders or contracts for the purchase of raw materials and other goods and services that may not necessarily be enforceable or legally binding on the Company, are also included in “Purchase Obligations” in the table. Certain of the Company’s purchase orders or contracts therefore included in the table may represent authorizations to purchase rather than legally binding agreements. The Company expects to fund all of these commitments with cash flows from operations and current cash.

Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	$24,960	$24,960	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-

Total	$24,960	$24,960	-	-	-

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

The Company is transitioning to a new enterprise resource planning system and has converted all of its manufacturing facilities and its support functions during the past two years. The remaining manufacturing facilities were converted in 2012.

The valuation of the future defined-benefit pension obligations at December 31, 2012 and 2011 indicated that these plans were underfunded by $19.6 million and $19.1 million, respectively, and resulted in a cumulative other comprehensive loss of $29.6 million and $27.5 million on the Company’s balance sheet at December 31, 2012 and 2011, respectively.

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

While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with independent and corporate counsel, there is a remote likelihood that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company’s financial results for a particular period.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sturm, Ruger & Company, Inc.

We have audited Sturm, Ruger & Company, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Sturm, Ruger & Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sturm, Ruger & Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2012 and 2011, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion.

/s/McGladrey LLP

Stamford, Connecticut

February 27, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sturm, Ruger & Company, Inc.

We have audited the accompanying balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2012 and 2011, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of Sturm, Ruger & Company, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sturm, Ruger & Company, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sturm, Ruger & Company, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of Sturm, Ruger & Company, Inc.’s internal control over financial reporting.

/s/McGladrey LLP

Stamford, Connecticut

February 27, 2013

Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2012	2011

Assets

Current Assets

Cash and cash equivalents	$30,978	$81,056
Trade receivables, net	43,018	42,225

Gross inventories	55,827	49,004
Less LIFO reserve	(38,089)	(37,476)
Less excess and obsolescence reserve	(1,729)	(1,311)
Net inventories	16,009	10,217

Deferred income taxes	5,284	5,776
Prepaid expenses and other current assets	1,632	6,968
Total Current Assets	96,921	146,242

Property, Plant, and Equipment	195,713	169,142
Less allowances for depreciation	(129,720)	(116,195)
Net property, plant and equipment	65,993	52,947

Deferred income taxes	2,004	32
Other assets	9,568	7,289
Total Assets	$174,486	$206,510

See accompanying notes to financial statements.

December 31,	2012	2011

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$38,500	$28,592
Product liability	720	1,305
Employee compensation and benefits	15,182	14,882
Workers’ compensation	4,600	4,600
Income taxes payable	489	217
Total Current Liabilities	59,491	49,596

Accrued pension liability	19,626	19,082
Product liability	337	441

Contingent liabilities (Note 16)	-	-

Stockholders’ Equity
Common stock, non-voting, par value $1:
Authorized shares – 50,000; none issued
Common stock, par value $1:
Authorized shares – 40,000,000
2012 – 23,562,422 issued,
19,262,988 outstanding
2011 – 23,382,566 issued,
19,083,132 outstanding	23,563	23,383
Additional paid-in capital	15,531	10,454
Retained earnings	123,442	168,981
Less: Treasury stock – at cost 2012 and 2011 – 4,299,434 shares	(37,884)	(37,884)
Accumulated other comprehensive loss	(29,620)	(27,543)
Total Stockholders’ Equity	95,032	137,391
Total Liabilities and Stockholders’ Equity	$174,486	$206,510

See accompanying notes to financial statements.

Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2012	2011	2010

Net firearms sales	$484,933	$324,200	$251,680
Net castings sales	6,891	4,616	3,526
Total net sales	491,824	328,816	255,206

Cost of products sold	312,871	217,058	171,224

Gross profit	178,953	111,758	83,982

Operating Expenses:
Selling	38,363	28,691	23,517
General and administrative	29,231	20,970	16,652
Other operating expenses (income), net	293	(319)	420
Total operating expenses	67,887	49,342	40,589

Operating income	111,066	62,416	43,393

Other income:
Royalty income	824	873	429
Interest income	34	29	48
Interest expense	(95)	(110)	(143)
Other income, net	280	308	422
Total other income, net	1,043	1,100	756

Income before income taxes	112,109	63,516	44,149

Income taxes	41,480	23,501	15,894

Net income	70,629	40,015	28,255

Other comprehensive (loss) income, net of tax:
Defined benefit pension plans	(2,077)	(7,895)	714

Comprehensive income	$68,552	$32,120	$28,969

Basic Earnings Per Share	$3.69	$2.12	$1.48

Fully Diluted Earnings Per Share	$3.60	$2.09	$1.46

Cash Dividends Per Share	$5.80	$0.43	$0.33

See accompanying notes to financial statements.

Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2009	$22,827	$8,031	$115,187	$(30,167)	$(20,362)	$95,516
Net income			28,255			28,255
Pension liability, net of deferred taxes of $460					714	714
Dividends paid			(6,317)			(6,317)
Stock-based compensation		2,589				2,589
Exercise of stock options and vesting of RSU’s		(1,367)				(1,367)
Tax benefit realized from exercise of stock options and vesting of RSU’s		808				808
Common stock issued – compensation plans	176	(176)				-
Repurchase of 412,213 shares of common stock				(5,718)		(5,718)
Balance at December 31, 2010	23,003	9,885	137,125	(35,885)	(19,648)	114,480
Net income			40,015			40,015
Pension liability, net of deferred taxes of $4,133					(7,895)	(7,895)
Dividends paid			(8,159)			(8,159)
Stock-based compensation		2,953				2,953
Exercise of stock options and vesting of RSU’s		(5,859)				(5,859)
Tax benefit realized from exercise of stock options and vesting of RSU’s		3,855				3,855
Common stock issued – compensation plans	380	(380)				-
Repurchase of 133,400 shares of common stock				(1,999)		(1,999)
Balance at December 31, 2011	23,383	10,454	168,981	(37,884)	(27,543)	137,391
Net income			70,629			70,629
Pension liability, net of deferred taxes of $1,219					(2,077)	(2,077)
Dividends paid			(111,523)			(111,523)
Stock-based compensation		4,718				4,718
Exercise of stock options and vesting of RSU’s		(2,935)				(2,935)
Tax benefit realized from exercise of stock options and vesting of RSU’s		3,474				3,474
Common stock issued – compensation plans	180	(180)				-
Unpaid dividends accrued			(4,645)			(4,645)
Balance at December 31, 2012	$23,563	$15,531	$123,442	$(37,884)	$(29,620)	$95,032

See accompanying notes to financial statements.

Statements of Cash Flows

(In thousands)

Year ended December 31,	2012	2011	2010

Operating Activities
Net income	$70,629	$40,015	$28,255
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,888	12,148	9,207
Stock-based compensation	4,718	2,953	2,589
Excess and obsolescence inventory reserve	761	(234)	(1,057)
Loss (gain) on sale of assets	(944)	(26)	22
Deferred income taxes	(1,480)	8,205	493
Impairment charge	(1,134)	-	-
Changes in operating assets and liabilities:
Trade receivables	(793)	(10,660)	(6,516)
Inventories	(6,553)	(156)	888
Trade accounts payable and accrued expenses	9,908	11,807	3,932
Employee compensation and benefits	(4,345)	3,959	(1,967)
Product liability	(689)	724	(1,060)
Prepaid expenses, other assets and other liabilities	1,947	(10,961)	(1,333)
Income taxes payable	272	(365)	(962)
Cash provided by operating activities	87,185	57,409	32,491

Investing Activities
Property, plant, and equipment additions	(27,282)	(22,135)	(19,409)
Purchases of short-term investments	(59,966)	(122,978)	(164,966)
Proceeds from sales or maturities of short-term investments	59,966	175,471	163,214
Net proceeds from sale of assets	1,003	319	21
Cash (used for) provided by investing activities	(26,279)	30,677	(21,140)

Financing Activities
Dividends paid	(111,523)	(8,159)	(6,317)
Tax benefit from exercise of stock options	3,474	3,855	1,923
Repurchase of common stock	-	(1,999)	(5,718)
Payment of employee withholding tax related to share-based compensation	(3,083)	(5,859)	(1,115)
Proceeds from exercise of stock options	148	-	-
Cash used for financing activities	(110,984)	(12,162)	(11,227)

(Decrease) increase in cash and cash equivalents	(50,078)	75,924	124
Cash and cash equivalents at beginning of year	81,056	5,132	5,008
Cash and cash equivalents at end of year	$30,978	$81,056	$5,132

See accompanying notes to financial statements.

Notes to Financial Statements

(Dollars in thousands, except per share)

1.	Summary of Significant Accounting Policies

Organization

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for the year ended December 31, 2012 were from the firearms segment and export sales represented approximately 3% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company also manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment. Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, were approximately 1% of the Company’s total sales for the year ended December 31, 2012.

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

Revenue Recognition

Substantially all product sales are sold FOB (free on board) shipping point. Revenue is recognized when product is shipped and the customer takes ownership and assumes the risk of loss. Accruals are made for sales discounts and incentives based on the Company’s experience. The Company accounts for cash sales discounts as a reduction in sales and sales incentives as a charge to selling expense. Amounts billed to customers for shipping and handling fees are included in net sales and costs incurred by the Company for the delivery of goods are classified as selling expenses. Federal excise taxes are excluded from net sales.

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

Inventories

Substantially all of the Company’s inventories are valued at the lower of cost, principally determined by the last-in, first-out (LIFO) method, or market. Elements of cost in inventories include raw materials, direct labor and manufacturing overhead.

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

Equity Method Investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Income; however, the Company’s share of the earnings or losses of the investee company is reflected in ‘‘Other operating (income) expenses, net’’ in the Statements of Income. The Company’s carrying value in an investee company is reflected in ‘‘Other assets’’ in the Company’s Balance Sheets.

Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Income. However, impairment charges are recognized in the Statement of Income.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2012, 2011, and 2010, were $3.4 million, $2.9 million, and $2.3 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $5.6 million, $3.5 million, and $3.0 million in 2012, 2011, and 2010, respectively.

Research and Development

In 2012, 2011, and 2010, the Company spent approximately $5.9 million, $4.0 million, and $3.2 million, respectively, on research activities relating to the development of new products and the improvement of existing products. Research and development costs are expensed as incurred.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the impact of options, restricted stock units, and deferred stock outstanding using the treasury stock method.

2.	Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2012	2011

Trade receivables	$44,143	$43,217
Allowance for doubtful accounts	(300)	(185)
Allowance for discounts	(825)	(807)
	$43,018	$42,225

In 2012, the largest individual trade receivable balances accounted for 17%, 14%, 11%, and 10% of total trade receivables, respectively.

In 2011, the largest individual trade receivable balances accounted for 19%, 15%, 14%, and 12% of total trade receivables, respectively.

3.	Inventories

Inventories consist of the following:

December 31,	2012	2011

Finished goods	$3,615	$4,071
Materials and products in process	50,483	43,622
	54,098	47,693
Adjustment of inventories to a LIFO basis	(38,089)	(37,476)
	$16,009	$10,217

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2012	2011

Land and improvements	$1,308	$1,266
Buildings and improvements	29,539	27,961
Machinery and equipment	133,635	111,558
Dies and tools	31,231	28,357
	$195,713	$169,142

5.	Other Assets

Other assets consist of the following:

December 31,	2012	2011

Patents, at cost	$5,021	$4,900
Accumulated amortization	(2,826)	(2,583)
Deposits on capital items	3,934	1,618
Software development costs, at cost	2,057	2,057
Accumulated amortization	(498)	(146)
Investment in equity securities, carried at cost	125	969
Investment in equity securities, equity method	1,206	-
Other	549	474
	$9,568	$7,289

The capitalized cost of patents is amortized using the straight-line method over their useful lives. The cost of patent amortization was $0.2 million in each 2012, 2011, and 2010. The estimated annual patent amortization cost for each of the next five years is $0.2 million. Costs incurred to maintain existing patents are charged to expense in the year incurred.

Software development costs were incurred to develop and implement an integrated ERP system prior to the time the system became operational. These costs are being amortized using the straight line method over a period of sixty months. Costs incurred subsequent to the system becoming operational are being expensed. The cost of software development cost amortization was $0.4 million and $0.1 million in 2012 and 2011, respectively. There was no amortization for software development costs in 2010.

The investment in equity securities carried at cost was evaluated for impairment as of December 31, 2012 and it was determined that the investment has been impaired and that the impairment is other than temporary. As a result, the Company recognized an impairment loss of $1.1 million in 2012.

The investment in equity securities accounted for on the equity method of accounting consists of a 29% interest in a crossbow manufacturer. The Company recognized an immaterial loss related to this investment in 2012 and did not receive any dividends from this investment in 2012.

6.	Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2012	2011

Trade accounts payable	$13,387	$12,263
Accrued expenses	25,113	16,329
	$38,500	$28,592

7.	Line of Credit

In December 2007, the Company established an unsecured $25 million revolving line of credit with a bank. This facility is renewable annually. The credit facility remained unused throughout 2011 and 2012. Borrowings under this facility would bear interest at LIBOR (0.843% at December 31, 2012) plus 200 basis points and the Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At December 31, 2012 and 2011, the Company was in compliance with the terms and covenants of the credit facility.

In February 2013, the Company amended its credit facility to increase the availability to $40 million and extend the expiration date from June 15, 2013 to June 15, 2014.

8.	Employee Benefit Plans

The Company has migrated its retirement benefits from defined-benefit pension plans to defined-contribution retirement plans, utilizing its current 401(k) plan. The Company sponsored two qualified defined-benefit pension plans that covered substantially all employees. A third defined-benefit pension plan is non-qualified and covered certain executive officers of the Company. The Company also sponsors a defined-contribution 401(k) plan that covers substantially all employees.

Defined-Benefit Plans

In 2007, the Company amended its hourly and salaried defined-benefit pension plans so that employees no longer accrued benefits under them after December 31, 2007. This action “froze” the benefits for all employees and prevented future hires from joining the plans, effective December 31, 2007. Currently, the Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

Minimum contributions of $2.6 million were required for the defined-benefit plans for 2012. The Company contributed $3 million and $2 million in 2012 and 2011, respectively.

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

The Company plans to contribute approximately $3 million in 2013, but will increase the amount of the contribution if required to do so. The intent of these contributions is to reduce the amount of time that the Company will be required to continue to operate the frozen plans. The ongoing cost of running the plans (even if frozen) is approximately $0.4 million per year, which includes PBGC premiums, actuary and audit fees, and other expenses.

The measurement dates of the assets and liabilities of all plans presented for 2012 and 2011 were December 31, 2012 and December 31, 2011, respectively.

Summarized information on the Company’s defined-benefit pension plans is as follows:

Obligations and Funded Status at December 31,	2012	2011

Change in Benefit Obligation
Benefit obligation at beginning of year	$77,230	$68,793
Service cost	-	-
Interest cost	3,574	3,545
Actuarial loss	7,745	7,662
Benefits paid	(3,033)	(2,770)
Benefit obligation at end of year	85,516	77,230

Change in Plan Assets
Fair value of plan assets at beginning of year	58,148	59,423
Actual return on plan assets	7,619	(661)
Employer contributions	3,156	2,156
Benefits paid	(3,033)	(2,770)
Fair value of plan assets at end of year	65,890	58,148

Funded Status
Funded status	(19,626)	(19,082)
Unrecognized net actuarial loss	47,016	43,719
Unrecognized prior service cost	-	-
Net amount recognized	$27,390	$24,637

Weighted Average Assumptions for the years ended December 31,	2012	2011
Discount rate	4.75%	5.25%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increases	N/A	N/A

Components of Net Periodic Pension Cost	2012	2011
Service cost	$-	$-
Interest cost	3,574	3,545
Expected return on assets	(4,650)	(4,738)
Recognized gains	1,481	1,034
Prior service cost recognized	-	-
Net periodic pension cost	$405	$(159)

Amounts Recognized on the Balance Sheet	2012	2011
Accrued benefit liability	$(19,626)	$(19,082)
Accumulated other comprehensive loss, net of tax	29,620	27,543
Deferred tax asset	17,396	16,176
	$27,390	$24,637

Weighted Average Assumptions as of December 31,	2012	2011
Discount rate	4.00%	4.75%
Rate of compensation increases	N/A	N/A

Information for Pension Plans with an Accumulated Benefit Obligation in excess of plan assets	2012	2011
Projected benefit obligation	$85,516	$77,230
Accumulated benefit obligation	$85,516	$77,230
Fair value of plan assets	$65,890	$58,148

Pension Weighted Average Asset Allocations as of December 31,	2012	2011
Debt securities	25%	27%
Equity securities	69%	67%
Real estate	5%	5%
Money market funds	1%	1%
	100%	100%

The estimated future benefit payments for the defined-benefit plans for each of the next five years and the total amount for years six through ten, are as follows: 2013-$3.4 million, 2014-$3.6 million, 2015-$3.8 million, 2016-$4.0 million, 2017-$4.1 million and for the five year period ending 2021-$22.7 million.

The Company determines the expected return on plan assets based on the target asset allocations. In addition, the historical returns of the plan assets are also considered in arriving at the expected rate of return.

The Company recorded an additional minimum pension liability adjustment, net of tax, which decreased comprehensive income by $2.1 million and $7.9 million in 2012 and 2011 and increased comprehensive income by $0.7 million in 2010, respectively.

Plan Assets

The current investment objective is to produce income and long-term appreciation through a target asset allocation of 35% debt securities and other fixed income investments including cash and short-term instruments, and 65% equity investments, to provide for the current and future benefit payments of the plans. The pension plans are not invested in the common stock of the Company.

The Company adopted the provisions of the Financial Accounting Standard Board’s Accounting Standards Codification 821.10 (“ASC 820.10”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company has determined that all financial assets of both its defined-benefit pension plans are level 2 in the fair value hierarchy established by ASC 820.10. The valuation of level 2 assets are based on inputs, other than quoted prices in active markets, that are either directly or indirectly observable for the assets.

The disclosures focus on the inputs used to measure fair value. The following is a description of the valuation methodologies used to measure the plans’ assets at fair value:

Pooled separate accounts: Valued at the net asset value (“NAV”) of units held by the plans at year end, which is determined by aggregating the quoted market values of the underlying assets.

Money market funds: Valued at the NAV of shares held by the plans at year end, which is generally intended to equal one dollar per share.

The following table sets forth the defined-benefit plans’ assets at fair value:

December 31,	2012	2011

Pooled separate accounts:
Equity securities:
U.S. small cap equity funds	$7,637	$6,742
U.S. mid-cap equity funds	18,626	16,037
U.S. large-cap equity funds	5,848	5,236
International equity funds	13,083	11,229
Domestic real estate funds	3,640	3,136
Fixed income securities:
Corporate bond funds	16,510	15,459
Money market fund	546	309
	$65,890	$58,148

Defined-Contribution Plans

Prior to 2007, the Company also sponsored two qualified defined-contribution plans that covered substantially all of its hourly and salaried employees. Effective January 1, 2007, the qualified defined-contribution plans were merged into a single 401(k) plan. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions. Expenses related to matching employee contributions to the 401(k) plan were $2.3 million, $2.0 million, and $1.8 million in 2012, 2011, and 2010, respectively.

Additionally, in 2012, 2011, and 2010 the Company provided supplemental discretionary contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $3.3 million, $2.1 million, and $1.8 million in 2012, 2011, and 2010, respectively.

Non-Qualified Plan

The Company also sponsors a non-qualified defined-contribution plan, the Supplemental Executive Retirement Plan, which covered certain of its salaried employees. Only one participant, who is retired, remains in this plan.

9.	Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following:

Year ended December 31,	2012	2011	2010

(Gain) loss on sale of operating assets	$(27)	$(83)	$22
Frozen defined-benefit pension plan expense (income)	320	(236)	398
Total other operating expenses (income), net	$293	$(319)	$420

10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2008.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2012		2011		2010
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$34,941	$(327)	$11,371	$7,948	$11,675	$1,112
State	6,635	231	3,926	256	2,814	293
	$41,576	$(96)	$15,297	$8,204	$14,489	$1,405

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.0	4.3	4.6
Domestic production activities deduction	(3.0)	(1.8)	(2.7)
Other items	1.0	(0.5)	(0.9)
Effective income tax rate	37.0%	37.0%	36.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2012	2011
Deferred tax assets:
Product liability	$391	$646
Employee compensation and benefits	3,343	3,374
Allowances for doubtful accounts and discounts	1,123	1,625
Inventories	688	533
Additional minimum pension liability	17,396	16,176
Stock-based compensation	2,116	1,089
Other	859	259
Total deferred tax assets	25,916	23,702
Deferred tax liabilities:
Pension plans	10,205	9,217
Depreciation	8,069	8,401
Other	354	276
Total deferred tax liabilities	18,628	17,894
Net deferred tax assets	$7,288	$5,808

Changes in deferred tax assets relating to the additional minimum pension liability are not charged to expense and are therefore not included in the deferred tax provision; instead they are charged to other comprehensive income.

The Company made income tax payments of approximately $33.0 million, $16.4 million, and $14.6 million, during 2012, 2011, and 2010, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.

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

11.	Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2012	2011	2010

Numerator:
Net income	$70,629	$40,015	$28,255
Denominator:
Weighted average number of common shares outstanding – Basic	19,160,849	18,919,489	19,032,557
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	474,392	232,909	266,636
Weighted average number of common shares outstanding – Diluted	19,635,241	19,152,398	19,299,193

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. The weighted average number of common shares outstanding decreased from the previous year in 2011 and 2010 as a result of the Company’s stock repurchase plans, which were authorized by the Board of Directors in 2008 and 2010. See Note 12 for further information.

There are no anti-dilutive stock options in 2012, 2011, and 2010 because the closing price of the Company’s stock on December 31, 2012, 2011, and 2010 exceeded the strike price of all outstanding options on that date.

12.	Stock Repurchases

In the third quarter of 2010 and the first quarter of 2011 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
8/3/10-8/31/10	339,000	$14.08	339,000
9/1/10-9/22/10	73,000	$12.92	73,000
1/4/11-1/29/11	133,400	$14.94	133,400
Total	545,400	$14.15	545,400	$8,000,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2012, $8.0 million remained authorized for share repurchases.

13.	Compensation Plans

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

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, restricted stock units (“RSU’s”), and stock appreciation rights, any of which may or may not require the achievement of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 2,550,000 shares for issuance under the 2007 SIP. At December 31, 2012, an aggregate of 830,000 shares remain available for grant under the Plan.

Compensation expense related to stock options is recognized based on the grant-date fair value of the awards estimated using the Black-Scholes option pricing model. Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock. The total stock-based compensation cost included in the Statements of Income was $4.7 million, $3.0 million, and $2.6 million in 2012, 2011, and 2010, respectively.

Stock Options

For purposes of determining the fair value of stock option awards granted, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below.

	2012	2010
Dividend yield	2.9%	0.0%
Expected volatility	44.2%	40.0%
Risk free rate of return	4.0%	4.0%
Expected lives	2.9 years	6.7 years

The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

The following table summarizes the stock option activity of the Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2009	1,498,150	$9.00	$4.13	7.1
Granted	40,000	9.70	4.80	9.0
Exercised	(366,000)	8.11	3.15	4.5
Canceled	-	-	-	-
Outstanding at December 31, 2010	1,172,150	9.30	4.46	6.7
Granted	-	-	-	-
Exercised	(843,450)	9.58	4.48	5.0
Canceled	-	-	-	-
Outstanding at December 31, 2011	328,700	8.58	4.42	6.2
Granted	9,830	8.59	32.57	5.6
Exercised	(217,820)	7.92	4.40	4.8
Canceled	(250)	8.69	4.57	6.3
Outstanding at December 31, 2012	120,460	8.58	6.76	5.7
Exercisable Options Outstanding at December 31, 2012	52,583	8.65	6.97	5.4
Non-Vested Options Outstanding at December 31, 2012	67,877	$9.22	$6.81	5.6

At December 31, 2012, the aggregate intrinsic value of all options, including exercisable options, was $4.4 million.

At December 31, 2012, there was $0.2 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.2 years.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2012, 4,542 deferred stock awards were issued to non-employee directors that will vest in April 2013 and 6,102 deferred stock awards were issued to non-employee directors that will vest in April 2015.

In 2011, 9,487 deferred stock awards were issued to non-employee directors that vested in April 2012 and 12,744 deferred stock awards were issued to non-employee directors that will vest in April 2014.

In 2010, 12,902 deferred stock awards were issued to non-employee directors that vested in April 2011 and 17,331 deferred stock awards were issued to non-employee directors that will vest in April 2013.

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.5 million, $0.5 million and $0.3 million in 2012, 2011, and 2010, respectively.

Restricted Stock Units

Beginning in the second quarter of 2009, the Company began granting restricted stock units in lieu of incentive stock options to senior employees. These RSU’s have a vesting “double trigger.” The vesting of these RSU’s is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and the passage of time.

During 2012, 139,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $6.2 million, of which $1.2 million was recognized in 2012. The remaining costs will be recognized ratably over the remaining period required before the units to vest, which ranges from two to four years.

During 2011, 524,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $10.7 million, of which $2.5 million and $1.8 million was recognized in 2012 and 2011, respectively. The remaining costs will be recognized ratably over the remaining period required before the units to vest, which ranges from one to three years.

During 2010, 76,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $1.1 million, all of which was recognized in 2010 because the performance objectives were attained and the awards became fully vested.

14.	Operating Segment Information

The Company has two reportable operating segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a number of federally-licensed, independent wholesale distributors primarily located in the United States. The investment castings segment manufactures and sells steel investment castings.

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

Year ended December 31,	2012	2011	2010
Net Sales
Firearms	$484,933	$324,200	$251,680
Castings
Unaffiliated	6,891	4,616	3,526
Intersegment	26,462	18,122	14,677
	33,353	22,738	18,203
Eliminations	(26,462)	(18,122)	(14,677)
	$491,824	$328,816	$255,206
Income (Loss) Before Income Taxes
Firearms	$113,660	$66,484	$48,160
Castings	(1,858)	(2,254)	(1,637)
Corporate	307	(714)	(2,374)
	$112,109	$63,516	$44,149
Identifiable Assets
Firearms	$120,879	$103,545	$82,179
Castings	6,467	5,290	4,683
Corporate	47,140	97,675	70,899
	$174,486	$206,510	$157,761
Depreciation
Firearms	$13,413	$11,373	$8,502
Castings	823	775	705
	$14,236	$12,148	$9,207
Capital Expenditures
Firearms	$26,773	$20,719	$18,904
Castings	509	1,416	505
	$27,282	$22,135	$19,409

In 2012, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-17%; Jerry’s/Ellett Brothers-14%; Lipsey’s-13%; and Sports South-12%

In 2011, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-15%; Davidson’s-14%; Sports South-12%; and Lipsey’s-12%.

In 2010, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-16%; Davidson’s-12%; Lipsey’s-11%; and Sports South-11%.

The Company’s assets are located entirely in the United States and domestic sales represent greater than 94% of total sales in 2012, 2011, and 2010.

15.	Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2012:

	Three Months Ended
	3/31/12	6/30/12	9/29/12	12/31/12
Net Sales	$112,337	$119,569	$118,152	$141,766
Gross profit	41,793	45,134	42,565	49,461
Net income	15,480	18,014	17,349	19,786
Basic earnings per share	0.81	0.94	0.91	1.03
Diluted earnings per share	$0.79	$0.91	$0.88	$1.00

	Three Months Ended
	4/02/11	7/02/11	10/01/11	12/31/11
Net Sales	$75,441	$79,622	$80,512	$93,241
Gross profit	23,995	28,465	29,127	30,172
Net income	7,947	10,813	10,737	10,518
Basic earnings per share	0.42	0.57	0.57	0.55
Diluted earnings per share	$0.42	$0.56	$0.56	$0.54

16.	Contingent Liabilities

As of December 31, 2012, the Company was a defendant in approximately two (2) lawsuits and was aware of certain other such claims. Lawsuits in which the Company is involved generally fall into one of three categories: traditional product litigation, municipal litigation, and commercial litigation, discussed in turn below.

Traditional Product Liability Litigation

One of the two lawsuits mentioned above involves claims for damages related to allegedly defective product design and/or manufacture and/or inadequate warnings. The lawsuit stems from a specific incident of personal injury and is based on traditional product liability theories such as strict liability, negligence and/or breach of warranty. The Company management believes that the allegations in this case are unfounded, and that the incident was caused by the negligence and/or misuse of the firearm by third parties or the claimant, and that there should be no recovery against the Company.

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities and individuals against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third-parties in the commission of homicides, suicides and other shootings involving juveniles and adults.

The only remaining lawsuit of this type was filed by the City of Gary in Indiana State Court over ten years ago. The complaint seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing, and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company’s products.

After a long procedural history, the case was scheduled for trial on June 15, 2009. The case was not tried on that date and no subsequent scheduling order was entered. There has been no activity since that time.

Commercial Litigation

From time to time, the Company may be involved in commercial disputes that result in litigation. These disputes run the gamut and may involve intellectual property, real property, supply or distribution agreements, contract disputes, or other, general commercial matters. As of December 31, 2012, the Company was not involved in any such lawsuits.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.0 million and $5.4 million at December 31, 2012 and 2011, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2012 and 2011, the Company was a defendant in 2 and 3 lawsuits, respectively, involving its products and is aware of other such claims. During 2012 and 2011, respectively, 2 and 1 claims were filed against the Company, 3 and 0 claims were dismissed, and no claims were settled in either year.

The Company’s product liability expense was $0.2 million in 2012 and $1.6 million in 2011. This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2012 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2010	2,082	(834)	(64)	(162)	1,022

2011	1,022	755	(31)	-	1,746

2012	1,746	(633)	(52)	(4)	1,057

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2010	(834)	843	9

2011	755	862	1,617

2012	(633)	810	177

Notes

(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only. In 2010 and 2012, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

17.	Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2012 and 2011 balance sheets approximate carrying values at those dates.

18.	Subsequent Events

On February 11, 2013, the Company’s Board of Directors authorized a dividend of 40.4¢ per share to shareholders of record on March 8, 2013.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2012 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2012. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

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

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2013 Annual Meeting of Stockholders scheduled to be held April 30, 2013.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2013 Annual Meeting of Stockholders scheduled to be held April 30, 2013.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2013 Annual Meeting of Stockholders scheduled to be held April 30, 2013.

ITEM 12—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2013 Annual Meeting of Stockholders scheduled to be held April 30, 2013.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2013 Annual Meeting of Stockholders scheduled to be held April 30, 2013.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2013 Annual Meeting of Stockholders scheduled to be held April 30, 2013.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits and Financial Statement Schedules

(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)	Schedules can be found on Page 84 of this Form 10-K

(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.4	Amended and restated Article 3, Section 4 and Article 4, Section 5 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.5	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2007).

Exhibit 3.6	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2008).

Exhibit 3.7	Amendment to Article 5, Section 1 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009).

Exhibit 10.1	Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No. 1-10435).

Exhibit 10.2	Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.4	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.5	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6	[Intentionally omitted.]

Exhibit 10.7	Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8	Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

Exhibit 10.9	Agreement and Release, dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435).

Exhibit 10.10	Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435).

Exhibit 10.11	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.12	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.13	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.14	Offer Letter, dated as of September 5, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2006, SEC File No. 1-10435).

Exhibit 10.15	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.16	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Christopher John Killoy (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.17	Amended Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.18	Retention and Consultation Agreement, dated December 4, 2007, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler.

Exhibit 10.19	Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.20	Severance Agreement, dated as of April 10, 2008, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.21	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.22	Severance Agreement, dated as of April 10, 2008, by and between the Company and Mark T. Lang (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.23	Severance Agreement, dated as of April 10, 2008, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.24	Severance Agreement, dated as of April 10, 2008, by and between the Company and Steven M. Maynard (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.25	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.26	Severance Agreement, dated as of April 10, 2008, by and between the Company and Leslie M. Gasper (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.27	Agreement, dated as of April 10, 2008, by and between the Company and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K/A filed with the SEC on April 30, 2008).

Exhibit 10.28	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2008).

Exhibit 10.29

First Amendment to Credit Agreement, dated as of December 15, 2008, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2008).

Exhibit 10.30	Second Amendment to Credit Agreement, dated December 11, 2009, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2009).

Exhibit 10.31	Fifth Amendment to Credit Agreement, dated February 14, 2013 by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on February 21, 2013).

Exhibit 23.1	Consent of McGladrey LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURM, RUGER & COMPANY, INC.
(Registrant)

S/THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer
Principal Accounting Officer, Vice President
Treasurer and Chief Financial Officer

February 27, 2013
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/MICHAEL O. FIFER	2/27/13	S/JOHN A. COSENTINO, JR.	2/27/13
Michael O. Fifer		John A. Cosentino, Jr.
Chief Executive Officer, Director		Director
(Principal Executive Officer)

S/JAMES E. SERVICE	2/27/13	S/RONALD C. WHITAKER	2/27/13
James E. Service		Ronald C. Whitaker
Director		Director

S/C. MICHAEL JACOBI	2/27/13	S/PHILLIP C. WIDMAN	2/27/13
C. Michael Jacobi		Phillip C. Widman
Director		Director

S/AMIR P. ROSENTHAL	2/27/13	S/THOMAS A. DINEEN	2/27/13
Amir P. Rosenthal		Thomas A. Dineen
Director		Principal Financial Officer,
Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.4	Amended and restated Article 3, Section 4 and Article 4, Section 5 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.5	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2007).

Exhibit 3.6	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2008).

Exhibit 3.7	Amendment to Article 5, Section 1 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009).

Exhibit 10.1	Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No. 1-10435).

Exhibit 10.2	Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.4	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

EXHIBIT INDEX (continued)

Exhibit 10.5	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6	[Intentionally omitted.]

Exhibit 10.7	Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8	Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

Exhibit 10.9	Agreement and Release, dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435).

Exhibit 10.10	Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435).

Exhibit 10.11	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.12	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.13	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.14	Offer Letter, dated as of September 5, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2006, SEC File No. 1-10435).

EXHIBIT INDEX (continued)

Exhibit 10.15	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.16	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Christopher John Killoy (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.17	Amended Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.18	Retention and Consultation Agreement, dated December 4, 2007, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler.

Exhibit 10.19	Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.20	Severance Agreement, dated as of April 10, 2008, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.21	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.22	Severance Agreement, dated as of April 10, 2008, by and between the Company and Mark T. Lang (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.23	Severance Agreement, dated as of April 10, 2008, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.24	Severance Agreement, dated as of April 10, 2008, by and between the Company and Steven M. Maynard (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

EXHIBIT INDEX (continued)

Exhibit 10.25	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.26	Severance Agreement, dated as of April 10, 2008, by and between the Company and Leslie M. Gasper (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.27	Agreement, dated as of April 10, 2008, by and between the Company and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K/A filed with the SEC on April 30, 2008).

Exhibit 10.28	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2008).

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

Exhibit 10.31

Fifth Amendment to Credit Agreement, dated February 14, 2013 by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on February 21, 2013).

Exhibit 23.1	Consent of McGladrey LLP	86

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	87

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	89

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	91

EXHIBIT INDEX (continued)

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	92

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

YEAR ENDED DECEMBER 31, 2012

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)

FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)—Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2012	$185	$115				$300
Year ended December 31, 2011	$277			$92	(a)	$185
Year ended December 31, 2010	$209	$68				$277

Allowance for discounts:
Year ended December 31, 2012	$807	$10,679		$10,661	(b)	$825
Year ended December 31, 2011	$627	$6,148		$5,968	(b)	$807
Year ended December 31, 2010	$492	$5,520		$5,385	(b)	$627

Excess and obsolete inventory reserve:
Year ended December 31, 2012	$1,311	$761		$343	(c)	$1,729
Year ended December 31, 2011	$1,545	$(234)		$0	(c)	$1,311
Year ended December 31, 2010	$2,727	$(1,057)		$125	(c)	$1,545

(a)	Accounts written off
(b)	Discounts taken
(c)	Inventory written off

