Form 10-Q
period 2013-03-30
STURM RUGER & CO INC
filed 2013-04-29
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The number of shares outstanding of the issuer's common stock as of April 26, 2013: Common Stock, $1 par value –19,319,500.

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	March 30, 2013	December 31, 2012
		(Note)

Assets

Current Assets
Cash	$45,611	$30,978
Trade receivables, net	59,482	43,018

Gross inventories	54,275	55,827
Less LIFO reserve	(38,221)	(38,089)
Less excess and obsolescence reserve	(1,964)	(1,729)
Net inventories	14,090	16,009

Deferred income taxes	7,521	5,284
Prepaid expenses and other current assets	1,101	1,632
Total Current Assets	127,805	96,921

Property, plant and equipment	203,256	195,713
Less allowances for depreciation	(133,821)	(129,720)
Net property, plant and equipment	69,435	65,993

Deferred income taxes	2,451	2,004
Other assets	11,784	9,568
Total Assets	$211,475	$174,486

Note:

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	March 30, 2013	December 31, 2012
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$41,461	$38,500
Product liability	991	720
Employee compensation and benefits	19,163	15,182
Workers’ compensation	4,475	4,600
Income taxes payable	14,622	489
Total Current Liabilities	80,712	59,491

Accrued pension liability	18,873	19,626
Product liability	252	337

Contingent liabilities – Note 10	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2013 – 23,618,934 issued,
19,319,500 outstanding
2012 – 23,562,422 issued,
19,262,988 outstanding	23,619	23,563
Additional paid-in capital	16,470	15,531
Retained earnings	139,053	123,442
Less: Treasury stock – at cost
2013 and 2012 – 4,299,434 shares	(37,884)	(37,884)
Accumulated other comprehensive loss	(29,620)	(29,620)
Total Stockholders’ Equity	111,638	95,032
Total Liabilities and Stockholders’ Equity	$211,475	$174,486

Note:

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 30, 2013	March 31, 2012

Net firearms sales	$153,440	$110,787
Net castings sales	2,465	1,550
Total net sales	155,905	112,337

Cost of products sold	94,596	70,544

Gross profit	61,309	41,793

Operating expenses:
Selling	15,764	10,999
General and administrative	8,443	6,378
Total operating expenses	24,207	17,377

Operating income	37,102	24,416

Other income:
Interest expense, net	(16)	(23)
Other income, net	265	178
Total other income, net	249	155

Income before income taxes	37,351	24,571

Income taxes	13,633	9,091

Net income and comprehensive income	$23,718	$15,480

Basic earnings per share	$1.23	$0.81

Fully diluted earnings per share	$1.20	$0.79

Cash dividends per share	$0.404	$0.212

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2012	$23,563	$15,531	$123,442	$(37,884)	$(29,620)	$95,032

Net income			23,718			23,718

Dividends paid			(7,804)			(7,804)

Accrued dividends			(303)			(303)

Recognition of stock-based compensation expense		1,330				1,330

Exercise of stock options and vesting of RSU’s		(2,082)				(2,082)

Tax benefit realized from exercise of stock options and vesting of RSU’s		1,747				1,747

Common stock issued – compensation plans	56	(56)				-

Balance at March 30, 2013	$23,619	$16,470	$139,053	$(37,884)	$(29,620)	$111,638

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012

Operating Activities
Net income	$23,718	$15,480
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,501	3,388
Slow moving inventory valuation adjustment	235	(53)
Stock-based compensation	1,330	928
Gain on sale of assets	(70)	-
Deferred income taxes	(2,684)	(1,365)
Changes in operating assets and liabilities:
Trade receivables	(16,464)	(6,801)
Inventories	1,684	2,649
Trade accounts payable and accrued expenses	2,836	2,611
Employee compensation and benefits	3,678	(4,238)
Product liability	186	(65)
Prepaid expenses, other assets and other liabilities	(2,676)	5,119
Income taxes payable	14,133	4,188
Cash provided by operating activities	30,407	21,841

Investing Activities
Property, plant and equipment additions	(7,705)	(3,047)
Proceeds from sale of assets	70	-
Purchases of short-term investments	-	(19,994)
Cash used for investing activities	(7,635)	(23,041)

Financing Activities
Tax benefit from exercise of stock options	1,747	922
Remittance of taxes withheld from employees related to share-based compensation	(2,082)	(884)
Dividends paid	(7,804)	(4,059)
Cash used for financing activities	(8,139)	(4,021)

Increase (decrease) in cash and cash equivalents	14,633	(5,221)

Cash and cash equivalents at beginning of period	30,978	81,056

Cash and cash equivalents at end of period	$45,611	$75,835

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 30, 2013 may not be indicative of the results to be expected for the full year ending December 31, 2013. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 98% of the Company’s total sales for the three months ended March 30, 2013 were firearms sales, and approximately 2% were investment castings sales. Export sales represent approximately 2% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company manufactures investment castings made from steel alloys for internal use in its firearms and utilizes available investment casting capacity to manufacture and sell castings to unaffiliated, third-party customers.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturity of these items.

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

During the three month period ended March 30, 2013, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2013, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	March 30, 2013	December 31, 2012
Inventory at FIFO
Finished products	$4,542	$3,615
Materials and work in process	49,733	52,212
Gross inventories	54,275	55,827
Less: LIFO reserve	(38,221)	(38,089)
Less: excess and obsolescence reserve	(1,964)	(1,729)
Net inventories	$14,090	$16,009

NOTE 4 - LINE OF CREDIT

In February 2013, the Company amended its credit facility with a bank to increase the availability from $25 million to $40 million. This facility is renewable annually and now terminates on June 15, 2014. Borrowings under this facility bear interest at LIBOR (0.731% at March 20, 2013) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At March 30, 2013 and December 31, 2012, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

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

The Company plans to contribute approximately $3.0 million in 2013, which is expected to satisfy the required minimum contribution. Contributions in the three months ended March 30, 2013 totaled $0.8 million.

The estimated cost of the frozen defined benefit plans for 2013 is not expected to be significant.

Defined Contribution Plan

Effective January 1, 2007, the Company modified the terms of its 401(k) plan and now matches a certain portion of employee contributions. Expenses related to these matching contributions totaled $0.7 million for the three months ended March 30, 2013, and $0.8 million for the three months ended March 31, 2012. The Company plans to contribute approximately $2.0 million to the plan in matching employee contributions during the remainder of 2013.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.0 million for the three months ended March 30, 2013, and $0.7 million for the three months ended March 31, 2012. The Company plans to contribute supplemental contributions to the plan of approximately $3.0 million during the remainder of 2013.

NOTE 6 - INCOME TAXES

The Company's 2013 and 2012 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The effective income tax rates for the three months ended March 30, 2013 and March 31, 2012 were 36.5% and 37.0%, respectively.

Income tax payments in the three months ended March 30, 2013 and March 31, 2012 totaled $0.4 million and $0.3 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010.

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

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 30, 2013	March 31, 2012

Numerator:
Net income	$23,718	$15,480
Denominator:
Weighted average number of common shares outstanding – Basic	19,281,969	19,116,765

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	517,904	436,916

Weighted average number of common shares outstanding – Diluted	19,799,873	19,553,681

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP of which 798,000 remain available for future grants as of March 30, 2013.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.3 million and $0.9 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2012	120,460	$8.58	$6.76
Granted	-	-	-
Exercised	(48,550)	$8.58	$6.85
Expired	-	-	-
Outstanding at March 30, 2013	71,910	$8.58	$6.69

The aggregate intrinsic value (mean market price at March 30, 2013 less the weighted average exercise price) of options outstanding under the plans was approximately $3.0 million.

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

There were 31,696 restricted stock units issued during the three months ended March 30, 2013. Total compensation costs related to these restricted stock units are $1.8 million. These costs are being recognized ratably over the vesting period of three years. Total compensation cost related to restricted stock units was $1.2 million and $0.8 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

NOTE 9 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment manufactures and sells steel investment castings.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended
	March 30, 2013	March 31, 2012
Net Sales
Firearms	$153,440	$110,787
Castings
Unaffiliated	2,465	1,550
Intersegment	7,726	6,383
	10,191	7,933
Eliminations	(7,726)	(6,383)
	$155,905	$112,337

Income (Loss) Before Income Taxes
Firearms	$37,305	$24,894
Castings	95	(442)
Corporate	(49)	119
	$37,351	$24,571

	March 30, 2013	December 31, 2012
Identifiable Assets
Firearms	$144,528	$120,879
Castings	6,950	6,467
Corporate	59,997	47,140
	$211,475	$174,486

NOTE 10 - CONTINGENT LIABILITIES

As of March 30, 2013, the Company was a defendant in approximately three (3) lawsuits and was aware of certain other such claims. The lawsuits fall into two general categories: traditional product litigation, and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

Two of the three lawsuits mentioned above involve claims for damages related to allegedly defective product design and/or manufacture. Both stem from a specific incident of personal injury and are based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

The Company believes that the allegations in these cases are unfounded, and that the incidents were caused by the negligence and/or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company.

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

NOTE 11 - SUBSEQUENT EVENTS

On April 25, 2013, Board of Directors authorized a dividend of 49¢ per share, for shareholders of record as of May 10, 2013, payable on May 24, 2013.

The Company has evaluated events and transactions occurring subsequent to March 30, 2013 and determined that there were no other such events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 98% of the Company’s total sales for the three months ended March 30, 2013 were firearms sales, and 2% were investment castings sales. Export sales represent approximately 2% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

Demand for the Company’s products in the first quarter of 2013 was very strong. We believe this strong demand for our products was primarily due to the current political environment that favorably impacted the entire firearms industry, and to a lesser extent:

•	the Company’s continued practice of introducing innovative and exciting new products, and
•	new shooters joining the ranks of gun owners, and
•	increased manufacturing capacity and greater product availability for certain products in strong demand.

The new LC380 pistol and the SR45 pistol were introduced during the first three months of 2013. New products, including the LC380 pistol and the SR45 pistol, represented $53.3 million or 35% of firearm sales in the first three months of 2013.

During the first quarter of 2013, the estimated unit sell-through of our products from the independent distributors to retailers increased 12% from the first quarter of 2012.  This estimated unit sell-through was effectively limited to the amount of first quarter production because distributor inventory totaled only 59,200 units at December 31, 2012.  For reference, at December 31, 2011, the distributor inventory totaled 135,600 units, allowing Q1 2012 sell-through to exceed Q1 2012 production by 22%.  During the first quarter of 2013, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) increased 46%.

Estimated sell-through from the independent distributors to retailers and total NICS background checks for the trailing five quarters follows:

	2013	2012
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	514,200	504,700	396,900	410,300	460,800

Total adjusted NICS Background Checks (thousands) (2)	4,926	4,882	2,904	2,619	3,376

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Orders Received and Ending Backlog

During the first quarter of 2013, the Company limited the incoming orders from the independent distributors to mitigate the growth of the backlog. This action was necessary due to the following:

•	Strong demand from consumers, coupled with the current political climate, resulted in unprecedented levels of orders from retailers to distributors during the distributor show season,
•	Our backlog at December 31, 2012, which totaled 1.5 million units, already represented approximately nine months of production at our current build rates, despite the significant year-over-year increase in our capacity. For reference, the backlog at December 31, 2011 was 337,000 units.

As a result, net orders received in the first quarter of 2013 decreased 11% from the comparable prior year period. Despite this decrease in orders received, our ending backlog of 2.1 million units is 0.9 million units greater, or nearly double, the backlog at March 31, 2012.

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing five quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2013	2012
	Q1	Q4	Q3	Q2	Q1

Units Ordered	1,067,500	1,069,200	318,300	291,500	1,200,100

Orders Received	$310.7	$310.4	$92.9	$84.6	$308.7

Average Sales Price of Orders Received	$291	$290	$292	$290	$257

Ending Backlog	$602.3	$427.1	$249.7	$273.2	$304.4

Average Sales Price of Ending Backlog	$288	$283	$275	$269	$264

Production

Total unit production in the first quarter of 2013 increased 33% from the first quarter of 2012. This increase in unit production resulted from investment in incremental capacity for new product introductions and from the utilization of lean methodologies for continuous improvement in our operations. Our increase in production was facilitated by $31 million of capital expenditures during the twelve months ended March 30, 2013. These capital expenditures exceeded depreciation by approximately $15 million during this period, which represented an approximate 7% increase to our capital equipment base.

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows:

	2013	2012
	Q1	Q4	Q3	Q2	Q1

Units Ordered	1,067,500	1,069,200	318,300	291,500	1,200,100

Units Produced	503,600	463,500	436,800	418,500	379,000

Units Shipped	502,300	467,300	425,500	421,100	382,500

Average Sales Price (3)	$305	$295	$273	$280	$290

Units on Backlog	2,090,200	1,507,200	908,700	1,016,700	1,153,500

(3)      Net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Inventories

The Company’s finished goods inventory increased 1,300 units during the first quarter of 2013 and remains below optimal levels to support rapid fulfillment of distributor demand. The Company has a goal of replenishing its finished goods inventory in future periods to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products decreased 11,900 units during the first quarter of 2013 and are below the optimal level to support rapid fulfillment of retailer demand. For reference, in the first quarter of 2012, distributor inventories decreased 78,400 units. Insufficient distributor inventory at December 31, 2012 severely limited the estimated sell-through from independent distributors to retailers in the first quarter of 2013 and resulted in unfulfilled retailer and consumer demand.

Inventory data for the trailing five quarters follows:

	2013	2012
	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	16,900	15,600	21,400	10,400	12,800

Units – Distributor Inventory (4)	47,300	59,200	96,600	68,000	57,200

Total inventory (5)	64,200	74,800	118,000	78,400	70,000

(4)	Distributor ending inventory as provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(5)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $155.9 million for the three months ended March 30, 2013, an increase of 38.8% from $112.3 million in the comparable prior year period.

Firearms net sales were $153.4 million for the three months ended March 30, 2013, an increase of 38.5% from $110.8 million in the comparable prior year period.

Firearms unit shipments increased 31.3% for the three months ended March 30, 2013 from the comparable prior year period.

Casting net sales were $2.5 million for the three months ended March 30, 2013, an increase of 59.0% from $1.6 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $94.5 million for the three months ended March 30, 2013, an increase of 33.9% from $70.5 million in the comparable prior year period.

Gross margin was 39.3% for the three months ended March 30, 2013, compared to 37.2% in comparable prior year period as illustrated below (in thousands):

	Three Months Ended
	March 30, 2013		March 31, 2012

Net sales	155,905	100.0%	$112,337	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	93,578	60.0%	69,935	62.2%

LIFO expense (income)	132	0.1%	(71)	(0.1)%

Overhead rate adjustments to inventory	387	0.3%	405	0.4%

Labor rate adjustments to inventory	34	0%	103	0.1%

Product liability	465	0.3%	172	0.2%

Total cost of products sold	94,596	60.7%	70,544	62.8%

Gross profit	61,309	39.3%	$41,793	37.2%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability— During the three months ended March 30, 2013, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 2.2% compared with the comparable 2012 period due to increased sales volume and a favorable shift in product mix, including greater sales of higher-margin accessories.

LIFO— During the three months ended March 30, 2013, gross inventories decreased by $1.6 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.1 million. In the comparable 2012 period, gross inventories decreased by $2.7 million and the Company recognized LIFO income resulting in decreased cost of products sold by $0.1 million.

Overhead Rate Adjustments— The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three months ended March 30, 2013, the Company was more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $0.4 million, and a corresponding increase to cost of products sold.

During the three months ended March 31, 2012, the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $0.4 million. This decrease in inventory carrying values resulted in increases to cost of products sold.

Labor Rate Adjustments— The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory.

During the three months ended March 30, 2013, the impact of the labor rate adjustment was de minimus. During the three months ended March 31, 2012, the labor rate used to absorb incurred labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.1 million and a corresponding increase to cost of products sold.

Product Liability— This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

For the three months ended March 30, 2013 and March 31, 2012, product liability costs totaled $0.5 million and $0.2 million, respectively. See Note 10 to the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit— As a result of the foregoing factors, for the three months ended March 30, 2013 gross profit was $61.3 million, an increase of $19.5 million from $41.8 million in the comparable prior year period. Gross profit as a percentage of sales increased to 39.3% in the three months ended March 30, 2013 from 37.2% in the comparable prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $24.2 million for the three months ended March 30, 2013, an increase of $6.8 million from the comparable prior year period. The increase in selling, general and administrative expenses is attributable to the following:

•	increased promotional expenses,
•	increased equity and performance-based compensation expense,
•	increased expenses related to the ongoing implementation of a new information technology infrastructure, and
•	increased freight expense due to increased sales volume.

Other income, net

Other income, net was $0.2 million in the three months ended March 30, 2013 and March 31, 2012.

Income Taxes and Net Income

The effective income tax rates in the three months ended March 30, 2013 and March 31, 2012 were 36.5% and 37.0%, respectively.

As a result of the foregoing factors, consolidated net income was $23.7 million for the three months ended March 30, 2013, an increase of 52.9% from $15.5 million in the comparable prior year period.

Financial Condition

Liquidity

At the end of the first quarter of 2013, the Company’s cash and cash equivalents totaled $45.6 million. Pre-LIFO working capital of $85.3 million, less the LIFO reserve of $38.2 million, resulted in working capital of $47.1 million and a current ratio of 1.6 to 1.

The Company has a goal of replenishing its finished goods inventory in future periods to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Operations

Cash provided by operating activities was $30.4 million for the three months ended March 30, 2013 compared to $21.8 million for the comparable prior year period. The increase in cash provided by operations is primarily attributable to greater earnings in the three months ended March 30, 2013 compared to the prior year period, partially offset by the increase in accounts receivable in the three months ended March 30, 2013.

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

Investing and Financing

Capital expenditures for the three months ended March 30, 2013 totaled $7.7 million. In 2013, the Company expects to spend $30 million on capital expenditures to purchase tooling and fixtures for new product introductions, to increase production capacity, and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $7.8 million were paid during the three months ended March 30, 2013.

On April 25, 2013, the Board of Directors authorized a dividend of 49¢ per share, for shareholders of record as of May 10, 2013, payable on May 24, 2013. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for cash. The Company has financed its dividends with cash provided by operations and current cash.

During the three months ended March 30, 2013, the Company did not repurchase any shares of its common stock. As of March 30, 2013, $8.0 million remained available for future stock repurchases.

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

The Company contributed $0.8 million to the defined-benefit plans in the first three months of 2013. The Company plans to contribute approximately $3 million in 2013, but will increase the amount of the contribution if required to do so.

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

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term debt, long-term debt, or an equity offering, if necessary. The Company’s unsecured $40 million credit facility, which expires on June 15, 2014, remains unused and the Company has no debt.

Other Operational Matters

In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to workplace safety, firearms serial number tracking and control, waste disposal, air emissions and water discharges into the environment. The Company believes that it is generally in compliance with applicable Bureau of Alcohol, Tobacco, Firearms & Explosives, environmental, and safety regulations and the outcome of any proceedings or orders will not have a material adverse effect on the financial position or results of operations of the Company.

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

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2012 Annual Report on Form 10-K filed on February 27, 2013, or the judgments affecting the application of those estimates and assumptions.

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

Historically, the Company has been exposed to changing interest rates on its investments, which consisted primarily of United States Treasury instruments with short-term (less than one year) maturities and cash. The interest rate market risk implicit in the Company's investments at any given time is typically low, as the investments mature within short periods and the Company does not have significant exposure to changing interest rates on invested cash.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 30, 2013.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2013, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 10 to the financial statements, which are included in this Form 10-Q.

The Company has reported all cases instituted against it through December 31, 2012, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There was one lawsuit that was formally instituted against the Company during the three months ended March 30, 2013, captioned Edgar Rodriguez, et al v. John Juseas, et al and pending in Superior Court, Rancho Cucamonga, CA.

During the three months ended March 30, 2013, no cases previously reported were settled or resolved.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: April 29, 2013	S/THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer,
Principal Accounting Officer,
Vice President, Treasurer and Chief Financial Officer

