Form 10-Q
period 2013-06-29
STURM RUGER & CO INC
filed 2013-07-31
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013

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

The number of shares outstanding of the issuer’s common stock as of July 29, 2013: Common Stock, $1 par value –19,341,370.

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	June 29, 2013	December 31, 2012
		(Note)

Assets

Current Assets
Cash	$64,781	$30,978
Trade receivables, net	57,344	43,018

Gross inventories	56,153	55,827
Less LIFO reserve	(38,631)	(38,089)
Less excess and obsolescence reserve	(1,468)	(1,729)
Net inventories	16,054	16,009

Deferred income taxes	7,508	5,284
Prepaid expenses and other current assets	693	1,632
Total Current Assets	146,380	96,921

Property, plant and equipment	214,369	195,713
Less allowances for depreciation	(138,570)	(129,720)
Net property, plant and equipment	75,799	65,993

Deferred income taxes	2,471	2,004
Other assets	11,893	9,568
Total Assets	$236,543	$174,486

Note:

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	June 29, 2013	December 31, 2012
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$44,033	$38,500
Product liability	989	720
Employee compensation and benefits	26,701	15,182
Workers’ compensation	4,550	4,600
Income taxes payable	6,123	489
Total Current Liabilities	82,396	59,491

Accrued pension liability	18,136	19,626
Product liability	238	337

Contingent liabilities – Note 10	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2013 – 23,640,804 issued,
19,341,370 outstanding
2012 – 23,562,422 issued,
19,262,988 outstanding	23,641	23,563
Additional paid-in capital	18,108	15,531
Retained earnings	161,528	123,442
Less: Treasury stock – at cost
2013 and 2012 – 4,299,434 shares	(37,884)	(37,884)
Accumulated other comprehensive loss	(29,620)	(29,620)
Total Stockholders’ Equity	135,773	95,032
Total Liabilities and Stockholders’ Equity	$236,543	$174,486

Note:

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net firearms sales	$176,787	$118,147	$330,227	$228,934
Net castings sales	2,741	1,422	5,207	2,972
Total net sales	179,528	119,569	335,434	231,906

Cost of products sold	108,804	74,435	203,401	144,979

Gross profit	70,724	45,134	132,033	86,927

Operating expenses:
Selling	11,823	9,107	27,588	20,107
General and administrative	8,317	7,526	16,760	13,904
Other operating expenses (income), net	(168)	189	(238)	190
Total operating expenses	19,972	16,822	44,110	34,201

Operating income	50,752	28,312	87,923	52,726

Other income:
Interest expense, net	(39)	(21)	(55)	(44)
Other income, net	166	303	361	483
Total other income, net	127	282	306	439

Income before income taxes	50,879	28,594	88,229	53,165

Income taxes	18,571	10,580	32,203	19,671

Net income and comprehensive income	$32,308	$18,014	$56,026	$33,494

Basic earnings per share	$1.67	$0.94	$2.90	$1.75

Fully diluted earnings per share	$1.63	$0.91	$2.83	$1.71

Cash dividends per share	$0.490	$0.324	$0.894	$0.536

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2012	$23,563	$15,531	$123,442	$(37,884)	$(29,620)	$95,032

Net income and comprehensive income			56,026			56,026

Dividends paid			(17,282)			(17,282)

Accrued dividends			(658)			(658)

Recognition of stock-based compensation expense		2,659				2,659

Exercise of stock options and vesting of RSU’s		(2,082)				(2,082)

Tax benefit realized from exercise of stock options and vesting of RSU’s		2,078				2,078

Common stock issued – compensation plans	78	(78)				—
Balance at June 29, 2013	$23,641	$18,108	$161,528	$(37,884)	$(29,620)	$135,773

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012

Operating Activities
Net income	$56,026	$33,494
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,434	6,774
Slow moving inventory valuation adjustment	(261)	(64)
Stock-based compensation	2,659	2,104
Gain on sale of assets	(70)	(13)
Deferred income taxes	(2,691)	(1,350)
Changes in operating assets and liabilities:
Trade receivables	(14,326)	(5,107)
Inventories	216	1,071
Trade accounts payable and accrued expenses	5,483	(1,400)
Employee compensation and benefits	10,861	(670)
Product liability	170	(366)
Prepaid expenses, other assets and other liabilities	(3,296)	2,054
Income taxes payable	5,634	977
Cash provided by operating activities	69,839	37,504

Investing Activities
Property, plant and equipment additions	(18,820)	(12,339)
Proceeds from sale of assets	70	13
Purchases of short-term investments	—	(29,993)
Proceeds from maturities of short-term investments	—	9,999
Cash used for investing activities	(18,750)	(32,320)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	2,078	1,037
Remittance of taxes withheld from employees related to share-based compensation	(2,082)	(1,045)
Dividends paid	(17,282)	(10,272)
Cash used for financing activities	(17,286)	(10,280)

Increase (decrease) in cash and cash equivalents	33,803	(5,096)

Cash and cash equivalents at beginning of period	30,978	81,056

Cash and cash equivalents at end of period	$64,781	$75,960

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 29, 2013 may not be indicative of the results to be expected for the full year ending December 31, 2013. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 98% of the Company’s total sales for the three and six months ended June 29, 2013 were firearms sales, and approximately 2% were investment castings sales. Export sales represent approximately 2% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

During the six month period ended June 29, 2013, inventory quantities were reduced. If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2013, the impact will not be material to the Company’s results of operations for the period or to the financial position of the Company.

Inventories consist of the following:

	June 29, 2013	December 31, 2012
Inventory at FIFO
Finished products	$4,080	$3,615
Materials and work in process	52,073	52,212
Gross inventories	56,153	55,827
Less: LIFO reserve	(38,631)	(38,089)
Less: excess and obsolescence reserve	(1,468)	(1,729)
Net inventories	$16,054	$16,009

NOTE 4 - LINE OF CREDIT

In February 2013, the Company amended its credit facility with a bank to increase the availability from $25 million to $40 million. This facility is renewable annually and now terminates on June 15, 2014. Borrowings under this facility bear interest at LIBOR (0.686% at June 29, 2013) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At June 29, 2013 and December 31, 2012, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

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

The Company plans to contribute approximately $3.0 million in 2013, which is expected to satisfy the required minimum contribution. Contributions in the three and six months ended June 29, 2013 totaled $0.6 million and $1.5 million, respectively.

The estimated cost of the frozen defined benefit plans for 2013 is not expected to be significant.

Defined Contribution Plan

Effective January 1, 2007, the Company modified the terms of its 401(k) plan and now matches a certain portion of employee contributions. Expenses related to these matching contributions totaled $0.9 million and $1.6 million for the three and six months ended June 29, 2013, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2012, respectively. The Company plans to contribute approximately $1.6 million to the plan in matching employee contributions during the remainder of 2013.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.5 million and $2.5 million for the three and six months ended June 29, 2013, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2012, respectively. The Company plans to contribute supplemental contributions to the plan of approximately $2.5 million during the remainder of 2013.

NOTE 6 - INCOME TAXES

The Company’s 2013 and 2012 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The effective income tax rates for the three and six months ended June 29, 2013 and June 30, 2012 were 36.5% and 37.0%, respectively.

Income tax payments in the three and six months ended June 29, 2013 totaled $26.7 million and $27.1 million, respectively. Income tax payments in the three and six months ended June 30, 2012 totaled $13.7 million and $14.0 million, respectively.

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

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Numerator:
Net income	$32,308	$18,014	$56,026	$33,494
Denominator:
Weighted average number of common shares outstanding – Basic	19,333,589	19,155,127	19,308,066	19,135,946

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	514,841	528,152	506,494	490,875

Weighted average number of common shares outstanding – Diluted	19,848,430	19,683,279	19,814,560	19,626,821

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP of which 798,000 shares remain available for future grants as of June 29, 2013.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.3 million and $2.7 million for the three and six months ended June 29, 2013, respectively, and $1.2 million and $2.1 million for the three and six months ended June 30, 2012, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2012	120,460	$8.58	$6.76
Granted	—	—	—
Exercised	(48,550)	$8.58	$6.85
Expired	—	—	—
Outstanding at June 29, 2013	71,910	$8.58	$6.69

The aggregate intrinsic value (mean market price at June 29, 2013 less the weighted average exercise price) of options outstanding under the plans was approximately $2.8 million.

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

Restricted stock units issued during the three and six months ended June 29, 2013 were 10,382 and 42,078, respectively. Total compensation costs related to these restricted stock units are $0.5 million and $2.3 million, respectively. These costs are being recognized ratably over the vesting period which range from three to five years. Total compensation cost related to restricted stock units was $1.3 million and $2.5 million for the three and six months ended June 29, 2013, respectively, and $1.1 million and $1.9 million for the three and six months ended June 30, 2012, respectively.

NOTE 9 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment manufactures and sells steel investment castings.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net Sales
Firearms	$176,787	$118,147	$330,227	$228,934
Castings
Unaffiliated	2,741	1,422	5,207	2,972
Intersegment	8,027	6,547	15,755	12,929
	10,768	7,969	20,962	15,901
Eliminations	(8,027)	(6,547)	(15,755)	(12,929)
	$179,528	$119,569	$335,434	$231,906

Income (Loss) Before Income Taxes
Firearms	$52,019	$28,722	$89,323	$53,616
Castings	(1,041)	(720)	(946)	(1,163)
Corporate	(99)	592	(148)	712
	$50,879	$28,594	$88,229	$53,165

			June 29, 2013	December 31, 2012
Identifiable Assets
Firearms			$149,466	$120,879
Castings			8,718	6,467
Corporate			78,359	47,140
			$236,543	$174,486

NOTE 10 - CONTINGENT LIABILITIES

As of June 29, 2013, the Company was a defendant in three (3) lawsuits and was aware of certain other such claims. The lawsuits fall into two general categories: traditional product litigation and municipal litigation, discussed in turn below.

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

NOTE 11 - SUBSEQUENT EVENTS

During a severe thunderstorm on Thursday, July 25, 2013, heavy precipitation caused a portion of the roof to collapse at our Prescott, Arizona manufacturing facility. A significant amount of water entered the building and production was shut down. No one was injured. Temporary repairs were completed over the weekend and signed off by the structural engineers, which allowed production to resume on Monday, July 29, 2013. We expect the cost of the repairs to the building and equipment, plus the value of the lost production to be less than $5 million.

On July 30, 2013, Board of Directors authorized a dividend of 65¢ per share, for shareholders of record as of August 16, 2013, payable on August 30, 2013.

The Company has evaluated events and transactions occurring subsequent to June 29, 2013 and determined that there were no other such events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 98% of the Company’s total sales for the three and six months ended June 29, 2013 were firearms sales, and 2% were investment castings sales. Export sales represent approximately 2% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

The Company also manufactures investment castings made from steel alloys for internal use in its firearms and for sale to unaffiliated, third-party customers. During the second quarter of 2013, the Company prioritized its internal casting needs and as a result, is in the process of terminating many of its outside customers. This prioritization of internal needs for castings, which will reduce net casting sales, is expected to be completed by the end of 2013.

Orders of many models of firearms from the independent distributors tend to be stronger in the first quarter of the year and weaker in the third quarter of the year. This is due in part to the timing of the distributor show season, which occurs during the first quarter.

Results of Operations

Demand

Demand for the Company’s products in the first half of 2013 remained very strong. We believe this strong demand for our products was primarily due to the current political environment that favorably impacted the entire firearms industry, and to a lesser extent:

•	the Company’s continued practice of introducing innovative and exciting new products,
•	new shooters joining the ranks of gun owners, and
•	increased manufacturing capacity and greater product availability for certain products in strong demand.

New products, including the LC380 pistol and the SR45 pistol, which were introduced during the first half of 2013, represented $102.7 million or 31% of firearm sales in the first half of 2013.

During the second quarter and first half of 2013, the estimated unit sell-through of our products from the independent distributors to retailers increased 37% and 23%, respectively, from the comparable prior year periods. Insufficient distributor inventory at December 31, 2012 severely limited the estimated sell-through from independent distributors to retailers in the first half of 2013 and resulted in unfulfilled retailer and consumer demand. Distributor inventories of the Company’s products increased 5,000 units during the first half of 2013 and are still below the optimal level to support rapid fulfillment of retailer demand. For reference, in the first half of 2012, distributor inventories decreased 67,600 units.

During the second quarter and first half of 2013, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) increased 16% and 33%, respectively.

Estimated sell-through from the independent distributors to retailers and total NICS background checks for the trailing six quarters follows:

	2013		2012
	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	560,200	514,200	504,700	396,900	410,300	460,800

Total adjusted NICS Background Checks (thousands) (2)	3,032	4,926	4,882	2,904	2,619	3,376

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Orders Received and Ending Backlog

During the first quarter of 2013, the Company limited the incoming orders from the independent distributors to limit the growth of the backlog. This action was necessary due to the following:

•	Strong demand from consumers, coupled with the current political climate, resulted in unprecedented levels of orders from retailers to distributors during the distributor show season.
•	Our backlog at December 31, 2012, which totaled 1.5 million units, already represented approximately nine months of production at our current build rates, despite the significant year-over-year increase in our capacity. For reference, the backlog at December 31, 2011 was 337,000 units.

Despite limiting orders in the first quarter of 2013, net orders received in the first half of 2013 increased 7% from the comparable prior year period and our ending order backlog of 2.0 million units at June 29, 2013 is double the backlog of 1.0 million units at June 30, 2012.

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2013		2012
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	525,600	1,067,500	1,069,200	318,300	291,500	1,200,100

Orders Received	$150.9	$310.7	$310.4	$92.9	$84.6	$308.7

Average Sales Price of Orders Received	$286	$291	$290	$292	$290	$257

Ending Backlog	$590.3	$602.3	$427.1	$249.7	$273.2	$304.4

Average Sales Price of Ending Backlog	$290	$288	$283	$275	$269	$264

Production

Total unit production in the first half of 2013 increased 35% from the first half of 2012. This increase in unit production resulted from investment in incremental capacity for new product introductions and from the utilization of lean methodologies for continuous improvement in our operations. Our increase in production was facilitated by $34 million of capital expenditures during the twelve months ended June 29, 2013. These capital expenditures exceeded depreciation by approximately $16 million during this period, which represented an approximate 8% increase to our capital equipment base.

On July 8, 2013, the Company announced that it plans to open a third manufacturing facility in Mayodan, North Carolina. This will be the Company’s first major expansion in over 25 years and the acquisition of the facility is expected to be finalized in the third quarter of 2013.

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows:

	2013		2012
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	525,600	1,067,500	1,069,200	318,300	291,500	1,200,100

Units Produced	575,400	503,600	463,500	436,800	418,500	379,000

Units Shipped	577,200	502,300	467,300	425,500	421,100	382,500

Average Sales Price (3)	$306	$305	$295	$273	$280	$290

Units on Backlog	2,038,600	2,090,200	1,507,200	908,700	1,016,700	1,153,500

(3)	Net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Inventories

The Company’s finished goods inventory was essentially unchanged during the first half of 2013 and remains below optimal levels to support rapid fulfillment of distributor demand. The Company has a goal of replenishing its finished goods inventory in future periods to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products increased 5,000 units during the first half of 2013 and are still below the optimal level to support rapid fulfillment of retailer demand.

Inventory data for the trailing six quarters follows:

	2013		2012
	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	15,100	16,900	15,600	21,400	10,400	12,800

Units – Distributor Inventory (4)	64,200	47,300	59,200	96,600	68,000	57,200

Total inventory (5)	79,300	64,200	74,800	118,000	78,400	70,000

(4)	Distributor ending inventory as provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(5)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $179.5 million for the three months ended June 29, 2013, an increase of 50.1% from $119.6 million in the comparable prior year period.

For the six months ended June 29, 2013, consolidated net sales were $335.4 million, an increase of 44.6% from $231.9 million in the comparable prior year period.

Firearms net sales were $176.8 million for the three months ended June 29, 2013, an increase of 49.7% from $118.1 million in the comparable prior year period.

For the six months ended June 29, 2013, firearms net sales were $330.2 million, an increase of 44.3% from $228.9 million in the comparable prior year period.

Firearms unit shipments increased 37.1% and 34.3% for the three and six months ended June 29, 2013, respectively, from the comparable prior year periods.

Casting net sales were $2.7 million for the three months ended June 29, 2013, an increase of 93% from $1.4 million in the comparable prior year period.

For the six months ended June 29, 2013, castings net sales were $5.2 million, an increase of 75% from $3.0 million in the comparable prior year period.

During the second quarter of 2013, the Company prioritized its internal casting needs and as a result, is in the process of terminating many of its outside customers. This prioritization of internal needs for castings, which will reduce net casting sales, is expected to be substantially complete by the end of 2013.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $108.8 million for the three months ended June 29, 2013, an increase of 46.2% from $74.4 million in the comparable prior year period.

For the six months ended June 29, 2013, consolidated cost of products sold was $203.4 million, an increase of 40.3% from $145.0 million in the comparable prior year period.

Gross margin was 39.4% for both the three and six months ended June 29, 2013, compared to 37.7% and 37.5% in comparable prior year periods as illustrated below (in thousands):

	Three Months Ended
	June 29, 2013		June 30, 2012

Net sales	$179,528	100.0%	$119,569	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	107,628	59.9%	74,201	62.1%

LIFO expense (income)	410	0.2%	(21)	—

Overhead rate adjustments to inventory	500	0.3%	321	0.3%

Labor rate adjustments to inventory	2	—	5	—

Product liability	264	0.2%	(71)	(0.1)%

Total cost of products sold	108,804	60.6%	74,435	62.3%

Gross profit	$70,724	39.4%	$45,134	37.7%

	Six Months Ended
	June 29, 2013		June 30, 2012

Net sales	$335,434	100.0%	$231,906	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	201,207	60.0%	144,136	62.2%

LIFO expense (income)	542	0.1%	(92)	—

Overhead rate adjustments to inventory	886	0.3%	726	0.3%

Labor rate adjustments to inventory	37	—	108	—

Product liability	729	0.2%	101	—

Total cost of products sold	203,401	60.6%	144,979	62.5%

Gross profit	$132,033	39.4%	$86,927	37.5%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three and six months ended June 29, 2013, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 2.1% and 2.2%, respectively, compared with the comparable 2012 periods due to increased sales volume and a favorable shift in product mix, including greater sales of higher-margin accessories.

LIFO — During the three months ended June 29, 2013, gross inventories increased by $1.9 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.4 million. In the comparable 2012 period, gross inventories increased by $0.3 million and the Company recognized an insignificant amount of LIFO income.

During the six months ended June 29, 2013, gross inventories increased by $0.3 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.5 million. In the comparable 2012 period, gross inventories decreased by $2.4 million and the Company recognized LIFO income resulting in decreased cost of products sold of $0.1 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and six months ended June 29, 2013, the Company was more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in decreases in inventory value of $0.5 million and $0.9 million, respectively, and corresponding increases to cost of products sold.

During the three and six months ended June 30, 2012, the overhead rates used to absorb overhead expenses into inventory decreased, resulting in decreases in inventory value of $0.3 million and $0.7 million, respectively, and corresponding increases to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory.

During the three and six months ended June 29, 2013, the impact of the labor rate adjustment was de minimus.

During the three months ended June 30, 2012, the impact of the labor rate adjustment was de minimus. During the six months ended June 30, 2012, the labor rate used to absorb incurred labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.1 million and a corresponding increase to cost of products sold.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

For the three and six months ended June 29, 2013, product liability costs totaled $0.3 million and $0.7 million, respectively. Due to favorable experience in product liability matters during the second quarter of 2012, income of $0.1 million was recognized. Costs totaled $0.1 million for the six months ended June 30, 2012. See Note 10 to the notes to the condensed financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit — As a result of the foregoing factors, for the three and six months ended June 29, 2013 gross profit was $70.7 million and $132.0 million, respectively, an increase of $25.6 million and $45.1 million from $45.1 million and $86.9 million in the comparable prior year periods. Gross profit as a percentage of sales increased to 39.4% in the three and six months ended June 29, 2013 from 37.7% and 37.5% in the comparable prior year periods.

Selling, General and Administrative

Selling, general and administrative expenses were $20.1 million and $44.3 million for the three and six months ended June 29, 2013, respectively, an increase of $3.5 million and $10.3 million from the comparable prior year periods. The increase in selling, general and administrative expenses is attributable to the following:

•	increased freight expense due to increased sales volume,
•	increased equity and performance-based compensation expense, and
•	increased promotional expenses.

Other income, net

Other income, net was $0.1 million and $0.3 million in the three and six months ended June 29, 2013, compared to $0.3 million and $0.4 million in the three and six months ended June 30, 2012, respectively.

Income Taxes and Net Income

The effective income tax rate in the three and six months ended June 29, 2013 was 36.5% compared to 37.0% in the three and six months ended June 30, 2012.

As a result of the foregoing factors, consolidated net income was $32.3 million and $56.0 million for the three and six months ended June 29, 2013. This represents an increase of 79.3% and 67.3% from $18.0 million and $33.5 million in the comparable prior year period.

Financial Condition

Liquidity

At the end of the second quarter of 2013, the Company’s cash totaled $64.8 million. Pre-LIFO working capital of $102.4 million, less the LIFO reserve of $38.6 million, resulted in working capital of $63.8 million and a current ratio of 1.8 to 1.

The Company has a goal of replenishing its finished goods inventory in future periods to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Operations

Cash provided by operating activities was $69.8 million for the six months ended June 29, 2013 compared to $37.5 million for the comparable prior year period. The increase in cash provided by operations is primarily attributable to greater earnings in the six months ended June 29, 2013 compared to the prior year period, partially offset by the increase in accounts receivable in the six months ended June 29, 2013.

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

Investing and Financing

Capital expenditures for the six months ended June 29, 2013 totaled $18.8 million. In 2013, the Company expects to spend $35 million on capital expenditures to purchase tooling and fixtures for new product introductions, to increase production capacity, and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $17.3 million were paid during the six months ended June 29, 2013.

On July 30, 2013, the Board of Directors authorized a dividend of 65¢ per share, for shareholders of record as of August 16, 2013, payable on August 30, 2013. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for cash. The Company has financed its dividends with cash provided by operations and current cash.

During the six months ended June 29, 2013, the Company did not repurchase any shares of its common stock. As of June 29, 2013, $8.0 million remained available for future stock repurchases.

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

The Company contributed $1.4 million to the defined-benefit plans in the first six months of 2013. The Company plans to contribute approximately $3 million in 2013, but will increase the amount of the contribution if required to do so.

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

Historically, the Company has been exposed to changing interest rates on its investments, which consisted primarily of United States Treasury instruments with short-term (less than one year) maturities and cash. The interest rate market risk implicit in the Company’s investments at any given time is typically low, as the investments mature within short periods and the Company does not have significant exposure to changing interest rates on invested cash.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 29, 2013.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2013, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 10 to the condensed financial statements, which are included in this Form 10-Q.

The Company has reported all cases instituted against it through March 30, 2013, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no suits were formally instituted against the Company during the three months ended June 29, 2013.

During the three months ending June 29, 2013, no cases previously reported were settled or resolved.

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

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 29, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: July 31, 2013	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer

