Form 10-Q
period 2013-09-28
STURM RUGER & CO INC
filed 2013-11-05
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013

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

The number of shares outstanding of the issuer’s common stock as of October 31, 2013: Common Stock, $1 par value –19,347,592.

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	September 28, 2013	December 31, 2012
		(Note)

Assets

Current Assets
Cash	$54,256	$30,978
Trade receivables, net	63,833	43,018

Gross inventories	61,079	55,827
Less LIFO reserve	(39,145)	(38,089)
Less excess and obsolescence reserve	(1,966)	(1,729)
Net inventories	19,968	16,009

Deferred income taxes	6,818	5,284
Prepaid expenses and other current assets	3,031	1,632
Total Current Assets	147,906	96,921

Property, plant and equipment	225,950	195,713
Less allowances for depreciation	(142,956)	(129,720)
Net property, plant and equipment	82,994	65,993

Deferred income taxes	—	2,004
Other assets	19,476	9,568
Total Assets	$250,376	$174,486

Note:

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	September 28, 2013	December 31, 2012
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$39,555	$38,500
Product liability	1,286	720
Employee compensation and benefits	31,659	15,182
Workers’ compensation	4,254	4,600
Income taxes payable	3,390	489
Total Current Liabilities	80,144	59,491

Accrued pension liability	17,223	19,626
Deferred income taxes	137	—
Product liability	279	337

Contingent liabilities – Note 10	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2013 – 23,647,026 issued,
19,347,592 outstanding
2012 – 23,562,422 issued,
19,262,988 outstanding	23,647	23,563
Additional paid-in capital	19,296	15,531
Retained earnings	177,154	123,442
Less: Treasury stock – at cost
2013 and 2012 – 4,299,434 shares	(37,884)	(37,884)
Accumulated other comprehensive loss	(29,620)	(29,620)
Total Stockholders’ Equity	152,593	95,032
Total Liabilities and Stockholders’ Equity	$250,376	$174,486

Note:

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net firearms sales	$167,234	$116,270	$497,461	$345,203
Net castings sales	3,708	1,882	8,915	4,854
Total net sales	170,942	118,152	506,376	350,057

Cost of products sold	108,002	75,587	311,403	220,565

Gross profit	62,940	42,565	194,973	129,492

Operating expenses:
Selling	9,662	7,891	37,250	27,998
General and administrative	8,207	7,271	24,967	21,153
Other operating expenses	287	166	49	377
Total operating expenses	18,156	15,328	62,266	49,528

Operating income	44,784	27,237	132,707	79,964

Other income:
Interest expense, net	(40)	(18)	(95)	(62)
Other income, net	408	319	769	800
Total other income, net	368	301	674	738

Income before income taxes	45,152	27,538	133,381	80,702

Income taxes	16,481	10,189	48,684	29,860

Net income and comprehensive income	$28,671	$17,349	$84,697	$50,842

Basic earnings per share	$1.48	$0.91	$4.38	$2.66

Fully diluted earnings per share	$1.44	$0.88	$4.25	$2.58

Cash dividends per share	$0.650	$0.377	$1.544	$0.913

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2012	$23,563	$15,531	$123,442	$(37,884)	$(29,620)	$95,032

Net income and comprehensive income			84,697			84,697

Dividends paid			(29,858)			(29,858)

Accrued dividends			(1,127)			(1,127)

Recognition of stock-based compensation expense		3,973				3,973

Exercise of stock options and vesting of RSU’s		(2,414)				(2,414)

Tax benefit realized from exercise of stock options and vesting of RSU’s		2,290				2,290

Common stock issued – compensation plans	84	(84)				—
Balance at September 28, 2013	$23,647	$19,296	$177,154	$(37,884)	$(29,620)	$152,593

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012

Operating Activities
Net income	$84,697	$50,842
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,177	10,151
Slow moving inventory valuation adjustment	237	446
Stock-based compensation	3,973	3,317
Gain on sale of assets	(99)	(65)
Deferred income taxes	607	(265)
Changes in operating assets and liabilities:
Trade receivables	(20,815)	(5,249)
Inventories	(4,196)	(3,599)
Trade accounts payable and accrued expenses	709	2,571
Employee compensation and benefits	15,350	1,709
Product liability	508	(352)
Prepaid expenses, other assets and other liabilities	(14,309)	1,656
Income taxes payable	2,901	631
Cash provided by operating activities	83,740	61,793

Investing Activities
Property, plant and equipment additions	(30,600)	(20,315)
Proceeds from sale of assets	120	65
Purchases of short-term investments	—	(59,966)
Proceeds from maturities of short-term investments	—	29,993
Cash used for investing activities	(30,480)	(50,223)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	2,290	1,037
Remittance of taxes withheld from employees related to share-based compensation	(2,414)	(1,045)
Dividends paid	(29,858)	(17,495)
Cash used for financing activities	(29,982)	(17,503)

Increase (decrease) in cash and cash equivalents	23,278	(5,933)

Cash and cash equivalents at beginning of period	30,978	81,056

Cash and cash equivalents at end of period	$54,256	$75,123

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 28, 2013 may not be indicative of the results to be expected for the full year ending December 31, 2013. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 98% of the Company’s total sales for the three and nine months ended September 28, 2013 were firearms sales, and approximately 2% were investment castings sales. Export sales represent approximately 3% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

Inventories consist of the following:

	September 28, 2013	December 31, 2012
Inventory at FIFO
Finished products	$5,585	$3,615
Materials and work in process	55,494	52,212
Gross inventories	61,079	55,827
Less: LIFO reserve	(39,145)	(38,089)
Less: excess and obsolescence reserve	(1,966)	(1,729)
Net inventories	$19,968	$16,009

NOTE 4 - LINE OF CREDIT

In February 2013, the Company amended its credit facility with a bank to increase the availability from $25 million to $40 million. This facility is renewable annually and now terminates on June 15, 2014. Borrowings under this facility bear interest at LIBOR (0.652% at September 28, 2013) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At September 28, 2013 and December 31, 2012, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

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

The Company plans to contribute approximately $3.0 million in 2013, which is expected to satisfy the required minimum contribution. Contributions in the three and nine months ended September 28, 2013 totaled $0.8 million and $2.1 million, respectively.

The estimated cost of the frozen defined benefit plans for 2013 is not expected to be significant.

Defined Contribution Plan

Effective January 1, 2007, the Company modified the terms of its 401(k) plan and now matches a certain portion of employee contributions. Expenses related to these matching contributions totaled $0.6 million and $2.3 million for the three and nine months ended September 28, 2013, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 29, 2012, respectively. The Company plans to contribute approximately $0.5 million to the plan in matching employee contributions during the remainder of 2013.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.3 million and $3.8 million for the three and nine months ended September 28, 2013, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 29, 2012, respectively. The Company plans to contribute supplemental contributions to the plan of approximately $1.3 million during the remainder of 2013.

NOTE 6 - INCOME TAXES

The Company’s 2013 and 2012 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The effective income tax rates for the three and nine months ended September 28, 2013 and September 29, 2012 were 36.5% and 37.0%, respectively.

Income tax payments in the three and nine months ended September 28, 2013 totaled $15.7 million and $42.9 million, respectively. Income tax payments in the three and nine months ended September 29, 2012 totaled $9.5 million and $23.6 million, respectively.

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

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Numerator:
Net income	$28,671	$17,349	$84,697	$50,842
Denominator:
Weighted average number of common shares outstanding – Basic	19,344,584	19,160,072	19,320,328	19,143,988

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	603,470	599,480	591,792	561,105

Weighted average number of common shares outstanding – Diluted	19,948,054	19,759,552	19,912,120	19,705,093

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP of which 757,000 shares remain available for future grants as of September 28, 2013.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.3 million and $4.0 million for the three and nine months ended September 28, 2013, respectively, and $1.2 million and $3.3 million for the three and nine months ended September 29, 2012, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2012	120,460	$8.58	$6.76
Granted	—	—	—
Exercised	(62,739)	$8.51	$6.88
Expired	—	—	—
Outstanding at September 28, 2013	57,721	$8.66	$6.63

The aggregate intrinsic value (mean market price at September 28, 2013 less the weighted average exercise price) of options outstanding under the plans was approximately $3.2 million.

Restricted Stock Units

Beginning in the second quarter of 2009, the Company began granting restricted stock units to senior employees in lieu of incentive stock options. The vesting of these awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors. Beginning in 2011, a three year vesting period was added to the performance criteria, which had the effect of requiring both the achievement of the corporate performance objectives and the satisfaction of the vesting period.

There were no restricted stock units issued during the three months ended September 28, 2013. There were 42,078 restricted stock units issued during the nine months ended September 28, 2013. Total compensation costs related to these restricted stock units are $2.4 million. These costs are being recognized ratably over the vesting periods which range from one to three years. Total compensation cost related to restricted stock units was $1.3 million and $3.8 million for the three and nine months ended September 28, 2013, respectively, and $1.2 million and $3.3 million for the three and nine months ended September 29, 2012, respectively.

NOTE 9 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment manufactures and sells steel investment castings.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net Sales
Firearms	$167,234	$116,270	$497,461	$345,203
Castings
Unaffiliated	3,708	1,882	8,915	4,854
Intersegment	7,397	6,299	23,152	19,228
	11,105	8,181	32,067	24,082
Eliminations	(7,397)	(6,299)	(23,152)	(19,228)
	$170,942	$118,152	$506,376	$350,057

Income (Loss) Before Income Taxes
Firearms	$46,084	$26,452	$135,407	$80,068
Castings	(1,052)	(120)	(1,998)	(1,283)
Corporate	120	1,206	(28)	1,917
	$45,152	$27,538	$133,381	$80,702

			September 28, 2013	December 31, 2012
Identifiable Assets
Firearms			$173,663	$120,879
Castings			12,539	6,467
Corporate			64,174	47,140
			$250,376	$174,486

NOTE 10 - CONTINGENT LIABILITIES

As of September 28, 2013, the Company was a defendant in approximately four (4) product liability lawsuits and is aware of certain other such claims. The lawsuits fall into two general categories, traditional products liability and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

Three of the four lawsuits mentioned above involve claims for damages related to allegedly defective product design and/or manufacture. These lawsuits stem from a specific incident of personal injury and are based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

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

Commercial Litigation

From time to time, the Company may be involved in commercial disputes that result in litigation. These disputes run the gamut and may involve intellectual property, real property, supply or distribution agreements, contract disputes, or other, general commercial matters. As of September 28, 2013, the Company was involved in one such lawsuit and is aware of certain other such claims.

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

NOTE 11 - SUBSEQUENT EVENTS

On November 4, 2013, Board of Directors authorized a dividend of 58¢ per share, for shareholders of record as of November 15, 2013, payable on November 29, 2013.

The Company has evaluated events and transactions occurring subsequent to September 28, 2013 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 98% of the Company’s total sales for the three and nine months ended September 28, 2013 were firearms sales, and 2% were investment castings sales. Export sales represent approximately 3% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

Demand for the Company’s products remained strong in the third quarter of 2013. We believe this strong demand for our products was primarily due to:

•	new shooters joining the ranks of gun owners,
•	the Company’s continued practice of introducing innovative new products, and
•	increased manufacturing capacity and greater product availability for certain products in strong demand.

New products, including the LC380 pistol, the SR45 pistol, and the Ruger American Rimfire rifle, which were introduced during the first nine months of 2013, represented $146.6 million or 32% of firearm sales in the first nine months of 2013.

During the third quarter and first nine months of 2013, the estimated unit sell-through of our products from the independent distributors to retailers increased 31% and 26%, respectively, from the comparable prior year periods. Insufficient distributor inventory at December 31, 2012 severely limited the estimated sell-through from independent distributors to retailers in the first half of 2013 and resulted in unfulfilled retailer and consumer demand. Distributor inventories of the Company’s products increased 36,300 units during the first nine months of 2013, but are still below the optimal level to support rapid fulfillment of retailer demand. On the contrary, in the first nine months of 2012, distributor inventories decreased 39,000 units.

National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) during the third quarter of 2013 were effectively unchanged from the third quarter of 2012. For the first nine months of 2013, NICS checks increased 22%.

Estimated sell-through from the independent distributors to retailers and total NICS background checks for the trailing seven quarters follows:

	2013			2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	521,700	560,200	514,200	504,700	396,900	410,300	460,800

Total adjusted NICS Background Checks (thousands) (2)	2,907	3,032	4,926	4,882	2,904	2,619	3,376

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Orders Received and Ending Backlog

Net orders received in the first nine months of 2013 increased 10% from the comparable prior year period and our ending order backlog of 1.9 million units at September 28, 2013 is more than double the backlog of 0.9 million units at September 29, 2012.

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2013			2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	390,400	525,600	1,067,500	1,069,200	318,300	291,500	1,200,100

Orders Received	$94.9	$150.9	$310.7	$310.4	$92.9	$84.6	$308.7

Average Sales Price of Orders Received	$243	$286	$291	$290	$292	$290	$257

Ending Backlog	$534.1	$590.3	$602.3	$427.1	$249.7	$273.2	$304.4

Average Sales Price of Ending Backlog	$285	$290	$288	$283	$275	$269	$264

Production

Total unit production in the first nine months of 2013 increased 32.4% from the first nine months of 2012. This increase in unit production resulted from investment in incremental capacity for new product introductions and from the utilization of lean methodologies for continuous improvement in our operations. Our increase in production was facilitated by $37.5 million of capital expenditures during the twelve months ended September 28, 2013. These capital expenditures exceeded depreciation by approximately $19 million during this period, which represented an approximate 9% increase to our capital equipment base.

On September 3, 2013, the Company announced that it finalized the purchase of a 220,000 square foot facility in Mayodan, North Carolina. This is the Company’s first major expansion in over 25 years, and production at the new facility is expected to begin during the first quarter of 2014.

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows:

	2013			2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	390,400	525,600	1,067,500	1,069,200	318,300	291,500	1,200,100

Units Produced (3)	554,700	575,400	503,600	461,500	436,500	418,800	379,100

Units Shipped (3)	553,000	577,200	502,300	467,300	425,500	421,100	382,500

Average Sales Price (4)	$309	$306	$305	$295	$273	$280	$290

Units on Backlog	1,876,000	2,038,600	2,090,200	1,507,200	908,700	1,016,700	1,153,500

(3)	The reduction in Units Produced and Units Shipped in Q3 2013 compared to Q2 2013 is attributable to the decrease in the number of workdays in Q3 2013 compared to Q2 2013.

(4)	Net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Inventories

The Company’s finished goods inventory was essentially unchanged during the third quarter of 2013 and remains below optimal levels to support rapid fulfillment of distributor demand. The Company has a goal of replenishing its finished goods inventory in future periods to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products increased 36,300 units during the third quarter of 2013 and are still below the optimal level to support rapid fulfillment of retailer demand. For the twelve months ended September 28, 2013, the distributors averaged approximately 30 inventory turns on Ruger product, which significantly exceeds the six to eight turns that the Company deems appropriate for its distributors.

Inventory data for the trailing seven quarters follows:

	2013			2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	16,800	15,100	16,900	15,600	21,400	10,400	12,800

Units – Distributor Inventory (4)	95,500	64,200	47,300	59,200	96,600	68,000	57,200

Total inventory (5)	112,300	79,300	64,200	74,800	118,000	78,400	70,000

(4)	Distributor ending inventory as provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(5)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $170.9 million for the three months ended September 28, 2013, an increase of 44.7% from $118.2 million in the comparable prior year period.

For the nine months ended September 28, 2013, consolidated net sales were $506.4 million, an increase of 44.7% from $350.1 million in the comparable prior year period.

Firearms net sales were $167.2 million for the three months ended September 28, 2013, an increase of 43.8% from $116.3 million in the comparable prior year period.

For the nine months ended September 28, 2013, firearms net sales were $497.5 million, an increase of 44.1% from $345.2 million in the comparable prior year period.

Firearms unit shipments increased 30.0% and 32.8% for the three and nine months ended September 28, 2013, respectively, from the comparable prior year periods. The greater percentage increase in firearms sales compared to unit shipments is attributable to increased accessory sales.

Casting net sales were $3.7 million for the three months ended September 28, 2013, an increase of 97.0% from $1.9 million in the comparable prior year period.

For the nine months ended September 28, 2013, castings net sales were $8.9 million, an increase of 83.7% from $4.9 million in the comparable prior year period.

During the second quarter of 2013, the Company prioritized its internal casting needs and as a result, is in the process of terminating many of its outside customers. This prioritization of internal needs for castings, which will reduce net casting sales, is expected to be substantially complete by the end of 2013.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $108.0 million for the three months ended September 28, 2013, an increase of 42.9% from $75.6 million in the comparable prior year period.

For the nine months ended September 28, 2013, consolidated cost of products sold was $311.4 million, an increase of 41.2% from $220.6 million in the comparable prior year period.

Gross margin was 36.8% and 38.5% for the three and nine months ended September 28, 2013, compared to 36.0% and 37.0% in comparable prior year periods as illustrated below (in thousands):

	Three Months Ended
	September 28, 2013		September 29, 2012

Net sales	$170,942	100.0%	$118,152	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	107,030	62.6%	74,062	62.7%

LIFO expense	514	0.3%	1,050	0.9%

Overhead rate adjustments to inventory	(59)	—	278	0.2%

Labor rate adjustments to inventory	11	—	72	0.1%

Product liability	506	0.3%	125	0.1%

Total cost of products sold	108,002	63.2%	75,587	64.0%

Gross profit	$62,940	36.8%	$42,565	36.0%

	Nine Months Ended
	September 28, 2013		September 29, 2012

Net sales	$506,376	100.0%	$350,057	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	308,238	60.9%	218,196	62.3%

LIFO expense	1,055	0.2%	959	0.3%

Overhead rate adjustments to inventory	828	0.2%	1,004	0.3%

Labor rate adjustments to inventory	48	—	180	—

Product liability	1,234	0.2%	226	0.1%

Total cost of products sold	311,403	61.5%	220,565	63.0%

Gross profit	$194,973	38.5%	$129,492	37.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three and nine months ended September 28, 2013, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 0.1% and 1.4%, respectively, compared with the comparable 2012 periods due to increased sales volume and a favorable shift in product mix, including greater sales of higher-margin accessories.

LIFO — During the three months ended September 28, 2013, gross inventories increased by $4.9 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.5 million. In the comparable 2012 period, gross inventories increased by $5.7 million and the Company recognized LIFO expense resulting in increased cost of products sold of $1.1 million.

During the nine months ended September 28, 2013, gross inventories increased by $5.3 million and the Company recognized LIFO expense resulting in increased cost of products sold of $1.1 million. In the comparable 2012 period, gross inventories increased by $4.5 million and the Company recognized LIFO expense resulting in increased cost of products sold of $1.0 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three months ended September 28, 2013, the impact of the overhead rate adjustment was de minimus. During the nine months ended September 28, 2013, the Company was more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $0.8 million and corresponding increase to cost of products sold.

During the three and nine months ended September 28, 2012, the overhead rates used to absorb overhead expenses into inventory decreased, resulting in decreases in inventory value of $0.3 million and $1.0 million, respectively, and corresponding increases to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory.

During the three and nine months ended September 28, 2013, the impact of the labor rate adjustment was de minimus.

During the three and nine months ended September 29, 2012, the labor rate used to absorb incurred labor expenses into inventory decreased, resulting in decreases in inventory value of $0.1 million and $0.2 million, respectively. These decreases in inventory carrying values resulted in corresponding increases to cost of products sold.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

For the three and nine months ended September 28, 2013, product liability costs totaled $0.5 million and $1.2 million, respectively. For the three and nine months ended September 29, 2012, product liability costs totaled $0.1 million and $0.2 million, respectively. See Note 10 to the notes to the condensed financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit — As a result of the foregoing factors, for the three and nine months ended September 28, 2013 gross profit was $62.9 million and $195.0 million, respectively, an increase of $20.3 million and $65.5 million from $42.6 million and $129.5 million in the comparable prior year periods. Gross profit as a percentage of sales increased to 36.8% and 38.5% in the three and nine months ended September 28, 2013 from 36.0% and 37.0% in the comparable prior year periods.

Selling, General and Administrative, and Other Operating

Selling, general and administrative, and other operating expenses were $18.2 million and $62.3 million for the three and nine months ended September 28, 2013, respectively, an increase of $2.9 million and $12.8 million from the comparable prior year periods. The increase in selling, general and administrative expenses is attributable to the following:

•	increased freight expense due to increased sales volume,
•	increased equity and performance-based compensation expense, and
•	increased promotional expenses.

Other income, net

Other income, net was $0.4 million and $0.7 million in the three and nine months ended September 28, 2013, compared to $0.3 million and $0.7 million in the three and nine months ended September 29, 2012, respectively.

Income Taxes and Net Income

The effective income tax rate in the three and nine months ended September 28, 2013 was 36.5% compared to 37.0% in the three and nine months ended September 29, 2012.

As a result of the foregoing factors, consolidated net income was $28.7 million and $84.7 million for the three and nine months ended September 28, 2013. This represents an increase of 65.3% and 66.6% from $17.3 million and $50.8 million in the comparable prior year period.

Financial Condition

Liquidity

At the end of the third quarter of 2013, the Company’s cash totaled $54.3 million. Pre-LIFO working capital of $106.9 million, less the LIFO reserve of $39.1 million, resulted in working capital of $67.8 million and a current ratio of 1.8 to 1.

The Company has a goal of replenishing its finished goods inventory in future periods to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $15 million from the current level upon the attainment of the desired levels of finished goods inventory.

Operations

Cash provided by operating activities was $83.7 million for the nine months ended September 28, 2013 compared to $61.8 million for the comparable prior year period. The increase in cash provided by operations is primarily attributable to greater earnings in the nine months ended September 28, 2013 compared to the prior year period, partially offset by increases in working capital in the nine months ended September 28, 2013.

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

Investing and Financing

Capital expenditures for the nine months ended September 28, 2013 totaled $30.6 million. In 2013, the Company expects to spend $40 million on capital expenditures to purchase tooling and fixtures for new product introductions, to increase production capacity, to renovate the recently purchased facility in Mayodan, North Carolina, and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $29.9 million were paid during the nine months ended September 28, 2013.

On November 4, 2013, the Board of Directors authorized a dividend of 58¢ per share, for shareholders of record as of November 15, 2013, payable on November 29, 2013. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for cash. The Company has financed its dividends with cash provided by operations and current cash.

During the nine months ended September 28, 2013, the Company did not repurchase any shares of its common stock. As of September 28, 2013, $8.0 million remained available for future stock repurchases.

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

The Company contributed $2.1 million to the defined-benefit plans in the first nine months of 2013. The Company plans to contribute approximately $3 million in 2013, but will increase the amount of the contribution if required to do so.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 28, 2013.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2013, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has reported all product liability cases instituted against it through June 29, 2013, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There was one lawsuit formally instituted against the Company during the three months ending September 28, 2013, captioned Michael Waldrup v. Carroll’s Gun Shop and Sturm, Ruger & Co. Inc., pending in the District Court for the 329th Judicial District in Wharton County, Texas.

During the three months ending September 28, 2013, no cases previously reported were settled or resolved.

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

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: November 5, 2013	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer

