Form 10-K
period 2013-12-31
STURM RUGER & CO INC
filed 2014-02-25
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐

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

YES ☑ NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013:

Common Stock, $1 par value - $929,159,000

The number of shares outstanding of the registrant’s common stock as of February 20, 2014:

Common Stock, $1 par value –19,348,000 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2014 Annual Meeting of Stockholders to be held May 6, 2014 are incorporated by reference into Part III (Items 10 through 14) of this Report.

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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for the year ended December 31, 2013 were from the firearms segment, and approximately 1% was from investment castings. Export sales represent approximately 3% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company offers products in three industry product categories – rifles, pistols, and revolvers. The Company’s firearms are sold through independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys for both outside customers and internal use in the firearms segment. Investment castings sold to outside customers, either directly to or through manufacturers’ representatives, represented approximately 1% of the Company’s total sales for the year ended December 31, 2013.

For the years ended December 31, 2013, 2012, and 2011, net sales attributable to the Company’s firearms operations were approximately $678.6 million, $484.9 million and $324.2 million or approximately 99% of total net sales in each year. The balance of the Company’s net sales for the aforementioned periods was attributable to its investment castings operations.

Firearms Products

The Company presently manufactures firearm products, under the “Ruger” name and trademark, in the following industry categories:

Rifles		Revolvers
•	Single-shot	•	Single-action
•	Autoloading	•	Double-action
•	Bolt-action
•	Modern sporting

Pistols		Shotguns
•	Rimfire autoloading	•	Over-and-under
•	Centerfire autoloading

Most firearms are available in several models based upon caliber, finish, barrel length, and other features.

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Sales of rifles by the Company accounted for approximately $217.6 million, $143.9 million, and $83.4 million of total net sales for the years 2013, 2012, and 2011, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Net sales of pistols by the Company accounted for approximately $293.5 million, $216.5 million, and $150.0 million of revenues for the years 2013, 2012, and 2011, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Net sales of revolvers by the Company accounted for approximately $108.2 million, $92.7 million, and $69.9 million of revenues for the years 2013, 2012, and 2011, respectively.

Shotguns

A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. Sales of shotguns by the Company were insignificant in the past three years.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $59.3 million, $31.8 million, and $20.2 million of total net sales for the years 2013, 2012, and 2011, respectively.

Investment Casting Products

Net sales attributable to the Company’s investment casting operations (excluding intercompany transactions) accounted for approximately $9.7 million, $6.9 million, and $4.6 million, or approximately 1% of total net sales for 2013, 2012, and 2011, respectively.

Manufacturing

Firearms

The Company produces one model of pistol, all of its revolvers and most of its rifles at the Newport, New Hampshire facility. The Company began production of certain rifles in a new facility in Mayodan, North Carolina late in 2013. All other pistols are produced at the Prescott, Arizona facility.

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

Marketing and Distribution

Firearms

The Company’s firearms are primarily marketed through a network of federally licensed, independent wholesale distributors who purchase the products directly from the Company. They resell to federally licensed, independent retail firearms dealers who in turn resell to legally authorized end users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 15 distributors service the domestic commercial market, with an additional 25 distributors servicing the domestic law enforcement market and two distributors servicing the Canadian market.

In 2013, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-16%; Jerry’s/Ellett Brothers-14%; Lipsey’s-14%; and Sports South-11%.

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

Employees

As of February 1, 2014, the Company employed approximately 1,880 full-time employees of which approximately 29% had at least ten years of service with the Company. The Company uses temporary employees to supplement its workforce. As of February 1, 2014, there were approximately 500 temporary employees.

None of the Company’s employees are subject to a collective bargaining agreement.

Research and Development

In 2013, 2012, and 2011, the Company spent approximately $6.2 million, $5.9 million, and $4.0 million, respectively, on research activities relating to the development of new products and the improvement of existing products. As of February 1, 2014, the Company had approximately 88 employees whose primary responsibilities were research and development activities.

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

Name	Age	Position With Company

Michael O. Fifer	56	Chief Executive Officer

Thomas A. Dineen	45	Vice President, Treasurer and Chief Financial Officer

Christopher J. Killoy	55	President and Chief Operating Officer

Mark T. Lang	57	Group Vice President

Thomas P. Sullivan	53	Vice President of Newport Operations

Kevin B. Reid, Sr.	53	Vice President and General Counsel

Steven M. Maynard	59	Vice President of Lean Business Development

Leslie M. Gasper	60	Corporate Secretary

Michael O. Fifer joined the Company as Chief Executive Officer on September 25, 2006, and was named to the Board of Directors on October 19, 2006. Mr. Fifer also served as President from April 23, 2008 to December 31, 2013.

Thomas A. Dineen became Vice President on May 24, 2006. Previously he served as Treasurer and Chief Financial Officer since May 6, 2003 and had been Assistant Controller since 2001. Prior to that, Mr. Dineen had served as Manager, Corporate Accounting since 1997.

Christopher J. Killoy became President and Chief Operating Officer on January 1, 2014. Previously he served as Vice President of Sales and Marketing since November 27, 2006. Mr. Killoy originally joined the Company in 2003 as Executive Director of Sales and Marketing, and subsequently served as Vice President of Sales and Marketing from November 1, 2004 to January 25, 2005.

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

Currently, federal and several states’ legislatures are considering additional legislation relating to the regulation of firearms. These proposed bills are extremely varied, but many seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. Other legislation seeks to require new technologies, such as microstamping and so-called “smart gun” technology, that are not proven, reliable or feasible. Such legislation became effective in California in 2013, which will reduce sales of certain of our products in California. If similar legislation is enacted in other states, it could effectively ban or severely limit the sale of affected firearms. There also are legislative proposals to limit magazine capacity.

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

If demand for our products decreases significantly, we would be unable to efficiently utilize our capacity, and our profitability would suffer. Decreased demand could result from a macroeconomic downturn, or could be specific to the firearms industry. If the decrease in demand occurs abruptly, the adverse impact would be even greater.

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

The Newport, New Hampshire, Prescott, Arizona and Mayodan, North Carolina facilities are critical to the Company’s success. These facilities house the Company’s principal production, research, development, engineering, design, and shipping operations. Any event that causes a disruption of the operation of either of these facilities for even a relatively short period of time could have a material adverse effect on the Company’s ability to produce and ship products and to provide service to its customers.

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

The Affordable Care Act could have a material adverse impact on the Company.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The Company’s manufacturing operations are carried out at three facilities. The following table sets forth certain information regarding each of these facilities:

	Approximate Aggregate Usable Square Feet	Status	Segment

Newport, New Hampshire	350,000	Owned	Firearms/Castings

Prescott, Arizona	230,000	Leased	Firearms

Mayodan, North Carolina	220,000	Owned	Firearms

Each facility contains enclosed ranges for testing firearms. The lease of the Prescott facility provides for rental payments, which are approximately equivalent to estimated rates for real property taxes.

The Company has three other facilities that were not used in its manufacturing operations in 2013:

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

The Company has reported all cases instituted against it through September 29, 2013, and the results of those cases, where terminated, to the SEC on its previous Quarterly Reports on Form 10-Q and Annual Reports on 10-K, to which reference is hereby made.

During the three months ending December 31, 2013, no cases were formally instituted against the Company.

During the three months ending December 31, 2013, no cases were formally settled or resolved by the Company.

ITEM 4—	MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 19, 2014, the Company had 1,721 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported on the New York Stock Exchange and dividends paid on the Company’s common stock.

	High	Low	Dividends Per Share
2012:
First Quarter	$50.72	$33.13	$0.212
Second Quarter	58.42	34.22	0.324
Third Quarter	52.03	39.13	0.377
Fourth Quarter	60.11	40.00	4.882

2013:
First Quarter	$58.50	$44.84	$0.404
Second Quarter	52.73	44.76	0.490
Third Quarter	65.85	46.69	0.650
Fourth Quarter	80.28	62.02	0.580

Issuer Repurchase of Equity Securities

In 2013 and 2012, the Company did not repurchase any shares of its common stock.

In 2011, the Company repurchased 133,400 shares of its common stock, representing 0.7% of the then outstanding shares, in the open market at an average price of $14.94 per share.

Comparison of Five-Year Cumulative Total Return*

Sturm, Ruger & Company, Inc., Standard & Poor’s 500, Value Line Recreation Index and Smith & Wesson Holding Company

(Performance Results Through 12/31/13)

Assumes $100 invested at the close of trading 12/08 in Sturm, Ruger & Company, Inc. common stock, Standard & Poor’s 500, Value Line Recreation Index, and Smith & Wesson Holding Company.

*Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

	2008	2009	2010	2011	2012	2013
Sturm, Ruger & Company, Inc.	100.00	166.93	268.99	598.61	835.11	1,394.18
Standard & Poor’s 500	100.00	126.46	145.51	148.58	172.35	228.18
Value Line Recreation Index	100.00	163.68	245.58	226.31	303.77	418.13
Smith & Wesson Holding Company	100.00	180.18	164.76	192.08	371.82	594.28

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2013:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders

2001 Stock Option Plan for Non-Employee Directors	9,380	$6.15 per share	-
2007 Stock Incentive Plan	47,841	$9.15 per share	787,000

Equity compensation plans not approved by security holders
None.
Total	57,221	$8.66 per share	787,000

*	Restricted stock units are settled in shares of common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6—SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
December 31,
	2013	2012	2011	2010	2009
Net firearms sales	$678,552	$484,933	$324,200	$251,680	$266,566
Net castings sales	9,724	6,891	4,616	3,526	4,419
Total net sales	688,276	491,824	328,816	255,206	270,985
Cost of products sold	429,671	312,871	217,058	171,224	183,380
Gross profit	258,605	178,953	111,758	83,982	87,605
Income before income taxes	175,232	112,109	63,516	44,149	44,360
Income taxes	63,960	41,480	23,501	15,894	16,857
Net income	111,272	70,629	40,015	28,255	27,503
Basic earnings per share	5.76	3.69	2.12	1.48	1.44
Diluted earnings per share	5.58	3.60	2.09	1.46	1.42
Cash dividends per share	$2.12	$5.80	$0.43	$0.33	$0.31

December 31,
	2013	2012	2011	2010	2009
Working capital	$69,460	$37,430	$96,646	$71,885	$65,377
Total assets	277,118	174,486	206,510	157,761	141,679
Total stockholders’ equity	179,086	95,032	137,391	114,480	95,516
Book value per share	$9.26	$4.93	$7.20	$6.08	$5.01
Return on stockholders’ equity	81.2%	60.8%	32.0%	26.9%	34.1%
Current ratio	1.8 to 1	1.6 to 1	3.0 to 1	3.2 to 1	3.0 to 1
Common shares outstanding	19,348,000	19,263,000	19,083,100	18,837,300	19,072,800
Number of stockholders of record	1,718	1,771	1,860	1,841	1,827
Number of employees	1,862	1,441	1,224	1,164	1,145

ITEM 7—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for 2013 were firearms sales, and 1% was investment castings sales. Export sales represent approximately 3% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations - 2013

Product Demand

Demand for the Company’s products was strong in 2013. We believe this strong demand for our products was due to:

•	the Company’s continued practice of introducing innovative and exciting products,
•	new shooters joining the ranks of gun owners,
•	the current political environment that favorably impacted the entire firearms industry, and
•	increased manufacturing capacity and greater product availability for certain products in strong demand.

New product introductions in 2013 included the LC380 pistol, the SR45 pistol, the Ruger American Rimfire rifle, the SR-762 rifle, and the Red Label II shotgun. New products represented $195.8 million or 29% of firearm sales in 2013, compared to $182.0 million or 38% of firearms sales in 2012.

The estimated sell-through of the Company’s products from the independent distributors to retailers increased 18% in 2013 from the comparable prior year period. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) increased 7%.

Estimated sell-through from distributors to retailers and total NICS background checks follow:

	2013	2012	2011

Estimated Units Sold from Distributors to Retailers (1)	2,091,500	1,772,800	1,085,200

Total Adjusted NICS Background Checks (2)	14,796,900	13,780,000	10,791,000

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2013	2012	2011

Orders Received	$636.0	$796.7	$385.9

Average Sales Price of Orders Received	$283	$277	$278

Ending Backlog	$440.6	$427.1	$98.2

Average Sales Price of Ending Backlog	$290	$283	$291

The decrease in orders received is attributable to the unprecedented level of orders received in 2012.

Production

Total unit production in 2013 increased 33% from 2012. This increase in unit production resulted from investment in incremental capacity for new product introductions and from the utilization of lean methodologies for continuous improvement in our operations. Our increase in production was facilitated by $54.6 million of capital expenditures during 2013. These capital expenditures exceeded depreciation by approximately $34.3 million during 2013, which represented an approximate 14% increase to our capital equipment base.

In 2013, the Company revised its estimate of the useful life of machinery and equipment from 10 to 7 years. This change, which became effective December 31, 2013, resulted in increased depreciation expense of $0.7 million for the year then ended. The Company estimates that this change will increase depreciation expense for the machinery and equipment on hand at December 31, 2013 by approximately $7 million and $3 million in 2014 and 2015, respectively.

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and backorders follows:

	2013	2012	2011

Units Ordered	2,251,000	2,879,200	1,388,100

Units Produced	2,249,500	1,695,900	1,114,700

Units Shipped	2,237,400	1,696,400	1,123,100

Average Sales Price	$303	$286	$289

Units on Backorder	1,520,800	1,507,200	337,400

Inventories

The Company’s finished goods inventory increased 12,100 units during 2013 and remains below optimal levels to support rapid fulfillment of distributor demand. The Company has a goal of replenishing its finished goods inventory in future periods to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $30 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products increased 145,900 units during 2013, but remain below the optimal level to support rapid fulfillment of retailer demand.

Inventory data follows:

	December 31,
	2013	2012	2011
Units – Company Inventory	27,700	15,600	16,200

Units – Distributor Inventory (3)	205,100	59,200	135,600

Total inventory (4)	232,800	74,800	151,800

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2013, as compared to year ended December 31, 2012:

Net Sales

Consolidated net sales were $688.3 million in 2013. This represents an increase of $196.5 million or 39.9% from 2012 consolidated net sales of $491.8 million.

Firearms segment net sales were $678.6 million in 2013. This represents an increase of $193.7 million or 39.9% from 2012 firearm net sales of $484.9 million. Firearms unit shipments increased 31.9% in 2013.

Casting segment net sales were $9.7 million in 2013. This represents an increase of $2.8 million or 41.1% from 2012 casting sales of $6.9 million.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $429.7 million in 2013. This represents an increase of $116.8 million or 37.3% from 2012 consolidated cost of products sold of $312.9 million.

The gross margin was 37.6% in 2013. This represents an increase from the 2012 gross margin of 36.4% as illustrated below:

(in thousands)
Year Ended December 31,	2013		2012

Net sales	$688,276	100.0%	$491,824	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	427,737	62.1%	310,674	63.2%

LIFO expense	427	0.1%	1,159	0.3%

Overhead rate adjustments to inventory	183	0%	665	0.1%

Labor rate adjustments to inventory	71	0%	196	0%

Product liability	1,253	0.2%	177	0%

Total cost of products sold	429,671	62.4%	312,871	63.6%

Gross profit	$258,605	37.6%	$178,953	36.4%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability- In 2013, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 1.1% compared to 2012. The main contributors to this decrease include the introduction of several new products which increased overall volume thereby favorably leveraging manufacturing overhead and improved productivity from continued emphasis on lean manufacturing techniques, which was partially offset by increased direct material cost.

LIFO- Gross inventories increased by $8.4 million and $6.8 million in 2013 and 2012, respectively. In 2013 and 2012, the Company recognized LIFO expense of $0.4 million and $1.2 million, respectively, which increased cost of products sold.

Overhead Rate Change- The net impact on inventory in 2013 from the change in the overhead rates used to absorb overhead expenses into inventory was a decrease of $0.2 million, reflecting increased overhead efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold in 2013. In 2012, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was a decrease of $0.7 million, reflecting increased overhead efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold.

Labor Rate Adjustments- In 2013, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was a decrease of $0.1 million, reflecting increased labor efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold. The net impact in 2012 from the change in the labor rates used to absorb labor expenses into inventory was a decrease to inventory of $0.2 million, reflecting increased labor efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold.

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $1.3 million and $0.2 million in 2013 and 2012, respectively. See Note 16 in the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit- Gross profit was $258.6 million or 37.6% of sales in 2013. This is an increase of $79.6 million from 2012 gross profit of $179.0 million or 36.4% of sales in 2012.

Selling, General and Administrative

Selling, general and administrative expenses were $84.1 million in 2013, an increase of $16.5 million from $67.6 million in 2012, and a decrease from 13.7% of sales in 2012 to 12.2% of sales in 2013. The increase in selling, general and administrative expenses is attributable to the following:

•	increased promotional expenses,
•	increased freight expense due to increased sales volume, and
•	increased performance-based equity and performance-based cash compensation expense.

Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following (in thousands):

	2013	2012

Gain on sale of operating assets	$(65)	$(27)
Frozen defined-benefit pension plan (income) expense	(336)	320

Total other operating (income) expenses, net	$(401)	$293

Operating Income

Operating income was $174.9 million or 25.4% of sales in 2013. This is an increase of $63.8 million from 2012 operating income of $111.1 million or 22.6% of sales.

Royalty Income

Royalty income was $0.7 million in 2013. This represents a decrease of $0.1 million from 2012 royalty income of $0.8 million. The decrease is primarily attributable to decreased income from licensing agreements.

Interest Income

Interest income was negligible in 2013 and 2012.

Interest Expense

Interest expense was negligible in 2013 and 2012.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $0.2 million in 2013, a decrease of $0.5 million from income of $0.3 million in 2012. This expense is attributable primarily to the write-down of an investment partially offset by the sale of by-products of our manufacturing processes.

Income Taxes and Net Income

The effective income tax rate was 36.5% in 2013 and 37.0% in 2012.

As a result of the foregoing factors, consolidated net income was $111.3 million in 2013. This represents an increase of $40.7 million from 2012 consolidated net income of $70.6 million.

Non-GAAP Financial Measure

In an effort to provide investors with additional information regarding its results, the Company refers to various United States generally accepted accounting principles (“GAAP”) financial measures and one non-GAAP financial measure which management believes provides useful information to investors. This non-GAAP measure may not be comparable to similarly titled measures being disclosed by other companies. In addition, the Company believes that the non-GAAP financial measure should be considered in addition to, and not in lieu of, GAAP financial measures. The Company believes that this non-GAAP measure is useful to understanding its operating results and the ongoing performance of its underlying business. The Company uses both GAAP and non-GAAP financial measures to evaluate the Company’s financial performance.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2013	2012

Net income	$111,272	$70,629

Income tax expense	63,960	41,480
Depreciation and amortization expense	20,362	14,888
Interest expense	135	95
Interest income	(4)	(34)
EBITDA	$195,725	$127,058

EBITDA is defined as earnings before interest, taxes, and depreciation and amortization. The Company calculates this by adding the amount of interest expense, income tax expense, and depreciation and amortization expenses that have been deducted from net income back into net income, and subtracting the amount of interest income that was included in net income from net income to arrive at EBITDA. The Company believes that disclosure of EBITDA will be helpful to those reviewing its performance, as EBITDA provides information on the Company’s ability to meet its capital expenditure and working capital requirements, and is also an indicator of profitability.

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2013
	Q4	Q3	Q2	Q1

Units Ordered	249,700	390,400	525,600	1,085,300

Units Produced	615,800	554,700	575,400	503,600

Units Shipped	604,900	553,000	577,200	502,300

Estimated Units Sold from Distributors to Retailers	495,300	521,700	560,200	514,200

Total Adjusted NICS Background Checks	3,932,000	2,907,000	3,032,000	4,926,000

Average Sales Price	$299	$309	$306	$305

Units on Backorder	1,520,800	1,876,000	2,038,600	2,090,200

Units – Company Inventory	27,700	16,800	15,100	16,900

Units – Distributor Inventory (5)	205,100	95,500	64,200	47,300

	2012
	Q4	Q3	Q2	Q1

Units Ordered	1,069,200	318,300	291,500	1,200,100

Units Produced	461,500	436,500	418,800	379,100

Units Shipped	467,300	425,500	421,100	382,500

Estimated Units Sold from Distributors to Retailers	504,700	396,900	410,300	460,800

Total Adjusted NICS Background Checks	4,882,000	2,904,000	2,619,000	3,376,000

Average Sales Price	$295	$273	$280	$290

Units on Backorder	1,507,200	908,700	1,016,700	1,153,500

Units – Company Inventory	15,600	21,400	10,400	12,800

Units – Distributor Inventory (5)	59,200	96,600	68,000	57,200

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2013
	Q4	Q3	Q2	Q1

Orders Received	$79.5	$94.9	$150.9	$310.7

Average Sales Price of Orders Received	$318	$243	$286	$291

Ending Backlog	$440.6	$534.1	$590.3	$602.3

Average Sales Price of Ending Backlog	$290	$243	$286	$291

	2012
	Q4	Q3	Q2	Q1

Orders Received	$310.4	$92.9	$84.6	$308.7

Average Sales Price of Orders Received	$290	$292	$290	$257

Ending Backlog	$427.1	$249.7	$273.2	$304.4

Average Sales Price of Ending Backlog	$283	$275	$269	$264

Fourth Quarter Gross Profit Analysis

The gross margin for the fourth quarter of 2013 and 2012 was 35.0% and 34.9%, respectively. Details of the gross margin are illustrated below:

(in thousands)
Three Months Ended December 31,	2013		2012

Net sales	$181,901	100.0%	$141,767	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	119,499	65.7%	92,478	65.2%

LIFO (income) expense	(628)	(0.3)%	200	0.1%

Overhead rate adjustments to inventory	(644)	(0.4)%	(339)	(0.2)%

Labor rate adjustments to inventory	24	0%	16	0%

Product liability	18	0%	(49)	0%

Total cost of products sold	118,269	65.0%	92,306	65.1%

Gross profit	$63,632	35.0%	$49,461	34.9%

Note: For a discussion of the captions in the above table, please see the “Cost of Products Sold and Gross Profit” discussion above.

Results of Operations - 2012

Year ended December 31, 2012, as compared to year ended December 31, 2011:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2012	2011	2010

Units Ordered	2,879,200	1,388,100	842,700

Units Produced	1,695,900	1,114,700	906,200

Units Shipped	1,696,400	1,123,100	903,200

Average Sales Price	$286	$289	$279

Units on Backorder	1,507,200	337,400	106,800

Units – Company Inventory	15,600	16,200	23,600

Units – Distributor Inventory (1)	59,200	135,600	97,700

Castings Setups	257,312	198,000	155,100

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2012	2011

Orders Received	$796.7	$385.9

Average Sales Price of Orders Received (2)	$277	$278

Ending Backlog (2)	$427.1	$98.2

Average Sales Price of Ending Backlog (2)	$283	$291

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Product Demand

Demand for the Company’s products remained very strong throughout 2012. We believe this strong demand for our products was due to:

•	the Company’s continued practice of introducing innovative and exciting new products,
•	new shooters joining the ranks of gun owners, and
•	the current political environment that favorably impacted the entire firearms industry, and
•	increased manufacturing capacity and greater product availability for certain products in strong demand.

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

Quarterly Summary Unit Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2012
	Q4	Q3	Q2	Q1

Units Ordered	1,069,200	318,300	291,500	1,200,100

Units Produced	461,500	436,500	418,800	379,100

Units Shipped	467,300	425,500	421,100	382,500

Estimated Units Sold from Distributors to Retailers	504,700	396,900	410,300	460,800

Total Adjusted NICS Background Checks	4,882,000	2,904,000	2,619,000	3,376,000

Average Sales Price	$295	$273	$280	$290

Units on Backorder	1,507,200	908,700	1,016,700	1,153,500

Units – Company Inventory	15,600	21,400	10,400	12,800

Units – Distributor Inventory (1)	59,200	96,600	68,000	57,200

	2011
	Q4	Q3	Q2	Q1

Units Ordered	452,300	168,700	263,500	503,500

Units Produced	302,000	289,700	281,200	241,800

Units Shipped	315,100	276,500	279,600	251,800

Estimated Units Sold from Distributors to Retailers	291,800	244,700	264,400	284,300

Total Adjusted NICS Background Checks	3,500,000	2,400,000	2,200,000	2,700,000

Average Sales Price	$289	$286	$281	$296

Units on Backorder	337,400	204,500	315,500	332,700

Units – Company Inventory	16,200	28,800	15,500	13,700

Units – Distributor Inventory (3)	135,600	112,300	80,500	65,300

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2012
	Q4	Q3	Q2	Q1

Orders Received	$310.4	$92.9	$84.6	$308.7

Average Sales Price of Orders Received(4)	$290	$292	$290	$257

Ending Backlog	$427.1	$249.7	$273.2	$304.4

Average Sales Price of Ending Backlog(4)	$283	$275	$269	$264

	2011
	Q4	Q3	Q2	Q1

Orders Received	$120.3	$49.6	$81.4	$134.7

Average Sales Price of Orders Receive (4)	$266	$294	$309	$268

Ending Backlog	$98.2	$69.8	$97.4	$92.9

Average Sales Price of Ending Backlog (4)	$291	$341	$309	$279

(4)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

Non-GAAP Financial Measure

In an effort to provide investors with additional information regarding its results, the Company refers to various GAAP financial measures and one non-GAAP financial measure which management believes provides useful information to investors. This non-GAAP measure may not be comparable to similarly titled measures being disclosed by other companies. In addition, the Company believes that the non-GAAP financial measure should be considered in addition to, and not in lieu of, GAAP financial measures. The Company believes that this non-GAAP measure is useful to understanding its operating results and the ongoing performance of its underlying business. The Company uses both GAAP and non-GAAP financial measures to evaluate the Company’s financial performance.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2012	2011

Net income	$70,629	$40,015

Income tax expense	41,480	23,501
Depreciation and amortization expense	14,888	12,148
Interest expense	95	110
Interest income	(34)	(29)
EBITDA	$127,058	$75,745

EBITDA is defined as earnings before interest, taxes, and depreciation and amortization. The Company calculates this by adding the amount of interest expense, income tax expense, and depreciation and amortization expenses that have been deducted from net income back into net income, and subtracting the amount of interest income that was included in net income from net income to arrive at EBITDA. The Company believes that disclosure of EBITDA will be helpful to those reviewing its performance, as EBITDA provides information on the Company’s ability to meet its capital expenditure and working capital requirements, and is also an indicator of profitability.

Financial Condition

Liquidity

At December 31, 2013, the Company had cash and cash equivalents of $55.1 million. Our pre-LIFO working capital of $108.0 million, less the LIFO reserve of $38.5 million, resulted in working capital of $69.5 million and a current ratio of 1.8 to 1.

The Company would like to replenish its finished goods inventory to levels that will better serve its customers. This replenishment, which could take more than one year to accomplish, could increase the FIFO value of finished goods inventory by as much as $30 million from the current levels upon the attainment of the desired levels of finished goods inventory.

Operations

Cash provided by operating activities was $119.7 million, $87.2 million, and $57.4 million in 2013, 2012, and 2011, respectively. The increase in cash provided in 2013 compared to 2012 is attributable to increased profitability in 2013, partially offset by increased accounts receivable due to increased sales. The increase in cash provided in 2012 compared to 2011 is attributable to increased profitability in 2012.

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

Investing and Financing

Capital expenditures were $54.6 million, $27.3 million, and $22.1 million in 2013, 2012, and 2011, respectively. In 2014, the Company expects to spend $35 million on capital expenditures to purchase tooling and fixtures for new product introductions, to increase production capacity, and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and short-term investments.

During the past several years, the Board of Directors authorized the Company to repurchase shares of its common stock. In 2011, the Company repurchased approximately 133,400 shares of its common stock representing 0.7% of the then outstanding shares, in the open market at an average price of $14.94 per share. These purchases were made with cash held by the Company and no debt was incurred. In 2013 and 2012, no shares were repurchased.

At December 31, 2013, $8.0 million remained authorized for share repurchases. On February 12, 2014, the Company announced that its Board of Directors expanded its stock repurchase program to $25 million.

On December 21, 2012, the Company paid a special dividend of $4.50 per share to shareholders of record on December 7, 2012. This dividend totaled $86.7 million.

Including the $4.50 per share special dividend paid on December 21, 2012, the Company paid dividends totaling $41.1 million, $111.5 million and $8.2 million in 2013, 2012, and 2011, respectively.

On February 11, 2014, the Company’s Board of Directors authorized a dividend of 54¢ per share to shareholders of record on March 14, 2014. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

In 2011, the Company made a $1.0 million minority investment in a pepper spray company for which it received a 12% interest. In 2012, the Company made a subsequent investment of $0.3 million in the same company and now has a 19% interest. At December 31, 2012, the Company recognized an impairment loss of $1.1 million in this investment.

In 2012, the Company made a $1.3 million investment in a crossbow company for which it received a 29% interest. At December 31, 2013, the Company recognized an impairment loss of $0.9 million in this investment.

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

The Company contributed $3 million in both 2013 and 2012. In future years, the Company may be required to make cash contributions to the two defined-benefit pension plans. The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants. The total amount of these future cash contributions will depend on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities.

The Company expects to satisfy all of its obligations under the frozen pension plans when market conditions are favorable. Late in the fourth quarter of 2013, 94% of the pension plans’ assets were allocated to money market funds to capture the investment returns in 2013. This was an initial step to prepare to fully fund and terminate the plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, which if successful, would not occur before late 2014 or early 2015. Plan participants will not be adversely affected by the plan terminations, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

It is expected that the settlement of the frozen pension plans would have a material impact on the financial results of the period in which it occurs, and may have a material financial impact on the financial position of the Company.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2014, remained unused at December 31, 2013 and the Company has no debt.

Contractual Obligations

The table below summarizes the Company’s significant contractual obligations at December 31, 2013, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2013.

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

Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	$35,893	$35,893	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-

Total	$35,893	$35,893	-	-	-

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

The Company has transitioned to a new enterprise resource planning system and has converted all of its manufacturing facilities and its support functions during the past two years.

The valuation of the future defined-benefit pension obligations at December 31, 2013 and 2012 indicated that these plans were overfunded by $0.5 million and underfunded by $19.6 million, respectively, which resulted in a cumulative other comprehensive loss of $19.4 million and $29.6 million on the Company’s balance sheet at December 31, 2013 and 2012, respectively.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sturm, Ruger & Company, Inc.

We have audited Sturm, Ruger & Company, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Sturm, Ruger & Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sturm, Ruger & Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2013 and 2012, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 25, 2014 expressed an unqualified opinion.

/s/McGladrey LLP

Stamford, Connecticut

February 25, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sturm, Ruger & Company, Inc.

We have audited the accompanying balance sheets of Sturm, Ruger & Company, Inc. as of December 31, 2013 and 2012, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of Sturm, Ruger & Company, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sturm, Ruger & Company, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sturm, Ruger & Company, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 25, 2014 expressed an unqualified opinion on the effectiveness of Sturm, Ruger & Company, Inc.’s internal control over financial reporting.

/s/McGladrey LLP

Stamford, Connecticut

February 25, 2014

Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2013	2012

Assets

Current Assets

Cash and cash equivalents	$55,064	$30,978
Trade receivables, net	67,384	43,018

Gross inventories	64,199	55,827
Less LIFO reserve	(38,516)	(38,089)
Less excess and obsolescence reserve	(2,422)	(1,729)
Net inventories	23,261	16,009

Deferred income taxes	7,637	5,284
Prepaid expenses and other current assets	4,280	1,632
Total Current Assets	157,626	96,921

Property, Plant, and Equipment	250,127	195,713
Less allowances for depreciation	(149,099)	(129,720)
Net property, plant and equipment	101,028	65,993

Deferred income taxes	-	2,004
Other assets	18,464	9,568
Total Assets	$277,118	$174,486

See accompanying notes to financial statements.

December 31,	2013	2012

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$46,991	$38,500
Product liability	971	720
Employee compensation and benefits	34,626	15,182
Workers’ compensation	5,339	4,600
Income taxes payable	239	489
Total Current Liabilities	88,166	59,491

Accrued pension liability	-	19,626
Product liability	265	337
Deferred income taxes	9,601	-

Contingent liabilities (Note 16)	-	-

Stockholders’ Equity
Common stock, non-voting, par value $1:
Authorized shares – 50,000; none issued
Common stock, par value $1:
Authorized shares – 40,000,000
2013 – 23,647,350 issued,
19,347,916 outstanding
2012 – 23,562,422 issued,
19,262,988 outstanding	23,647	23,563
Additional paid-in capital	20,614	15,531
Retained earnings	192,088	123,442
Less: Treasury stock – at cost 2013 and 2012 – 4,299,434 shares	(37,884)	(37,884)
Accumulated other comprehensive loss	(19,379)	(29,620)
Total Stockholders’ Equity	179,086	95,032
Total Liabilities and Stockholders’ Equity	$277,118	$174,486

See accompanying notes to financial statements.

Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2013	2012	2011

Net firearms sales	$678,552	$484,933	$324,200
Net castings sales	9,724	6,891	4,616
Total net sales	688,276	491,824	328,816

Cost of products sold	429,671	312,871	217,058

Gross profit	258,605	178,953	111,758

Operating Expenses:
Selling	48,706	38,363	28,691
General and administrative	35,394	29,231	20,970
Other operating (income) expenses, net	(401)	293	(319)
Total operating expenses	83,699	67,887	49,342

Operating income	174,906	111,066	62,416

Other income:
Royalty income	658	824	873
Interest income	4	34	29
Interest expense	(135)	(95)	(110)
Other (expense) income, net	(201)	280	308
Total other income, net	326	1,043	1,100

Income before income taxes	175,232	112,109	63,516

Income taxes	63,960	41,480	23,501

Net income	111,272	70,629	40,015

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	10,240	(2,077)	(7,895)

Comprehensive income	$121,512	$68,552	$32,120

Basic Earnings Per Share	$5.76	$3.69	$2.12

Fully Diluted Earnings Per Share	$5.58	$3.60	$2.09

Cash Dividends Per Share	$2.12	$5.80	$0.43

See accompanying notes to financial statements.

Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2010	$23,003	$9,885	$137,125	$(35,885)	$(19,648)	$114,480
Net income			40,015			40,015
Pension liability, net of deferred taxes of $4,133					(7,895)	(7,895)
Dividends paid			(8,159)			(8,159)
Stock-based compensation		2,953				2,953
Exercise of stock options and vesting of RSU’s		(5,859)				(5,859)
Tax benefit realized from exercise of stock options and vesting of RSU’s		3,855				3,855
Common stock issued – compensation plans	380	(380)				-
Repurchase of 133,400 shares of common stock				(1,999)		(1,999)
Balance at December 31, 2011	23,383	10,454	168,981	(37,884)	(27,543)	137,391
Net income			70,629			70,629
Pension liability, net of deferred taxes of $1,219					(2,077)	(2,077)
Dividends paid			(111,523)			(111,523)
Stock-based compensation		4,718				4,718
Exercise of stock options and vesting of RSU’s		(2,935)				(2,935)
Tax benefit realized from exercise of stock options and vesting of RSU’s		3,474				3,474
Common stock issued – compensation plans	180	(180)				-
Unpaid dividends accrued			(4,645)			(4,645)
Balance at December 31, 2012	23,563	15,531	123,442	(37,884)	(29,620)	95,032
Net income			111,272			111,272
Pension liability, net of deferred taxes of $ 6,256					10,241	10,241
Dividends paid			(41,079)			(41,079)
Stock-based compensation		5,288				5,288
Exercise of stock options and vesting of RSU’s		(2,423)				(2,423)
Tax benefit realized from exercise of stock options and vesting of RSU’s		2,302				2,302
Common stock issued – compensation plans	84	(84)				-
Unpaid dividends accrued			(1,547)			(1,547)
Balance at December 31, 2013	$23,647	$20,614	$192,088	$(37,884)	$(19,379)	$179,086

See accompanying notes to financial statements.

Statements of Cash Flows

(In thousands)

Year ended December 31,	2013	2012	2011

Operating Activities
Net income	$111,272	$70,629	$40,015
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,362	14,888	12,148
Stock-based compensation	5,288	4,718	2,953
Excess and obsolescence inventory reserve	693	761	(234)
Loss (gain) on sale of assets	1	(944)	(26)
Deferred income taxes	5,736	(1,480)	8,205
Impairment of assets	911	1,134	-
Changes in operating assets and liabilities:
Trade receivables	(24,366)	(793)	(10,660)
Inventories	(7,945)	(6,553)	(156)
Trade accounts payable and accrued expenses	9,231	9,908	11,807
Employee compensation and benefits	17,897	(4,345)	3,959
Product liability	179	(689)	724
Prepaid expenses, other assets and other liabilities	(19,340)	(321)	(10,961)
Income taxes payable	(250)	272	(365)
Cash provided by operating activities	119,669	87,185	57,409

Investing Activities
Property, plant, and equipment additions	(54,616)	(27,282)	(22,135)
Purchases of short-term investments	-	(59,966)	(122,978)
Proceeds from sales or maturities of short-term investments	-	59,966	175,471
Net proceeds from sale of assets	233	1,003	319
Cash (used for) provided by investing activities	(54,383)	(26,279)	30,677

Financing Activities
Dividends paid	(41,079)	(111,523)	(8,159)
Tax benefit from exercise of stock options	2,302	3,474	3,855
Repurchase of common stock	-	-	(1,999)
Payment of employee withholding tax related to share-based compensation	(2,423)	(3,083)	(5,859)
Proceeds from exercise of stock options	-	148	-
Cash used for financing activities	(41,200)	(110,984)	(12,162)

Increase (decrease) in cash and cash equivalents	24,086	(50,078)	75,924
Cash and cash equivalents at beginning of year	30,978	81,056	5,132
Cash and cash equivalents at end of year	$55,064	$30,978	$81,056

See accompanying notes to financial statements.

Notes to Financial Statements

(Dollars in thousands, except per share)

1.	Summary of Significant Accounting Policies

Organization

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s total sales for the year ended December 31, 2013 were from the firearms segment and export sales represented approximately 3% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company manufactures investment castings made from steel alloys for internal use in its firearms and utilizes available investment casting capacity to manufacture and sell investment castings to unaffiliated, third-party customers. Investment castings were approximately 1% of the Company’s total sales for the year ended December 31, 2013.

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

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost. Depreciation is computed over useful lives using the straight-line and declining balance methods predominately over 15 years for buildings, 7 years for machinery and equipment and 3 years for tools and dies. When assets are retired, sold or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the accounts and a gain or loss on such disposals is recognized when appropriate.

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

Equity Method Investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Income; however, the Company’s share of the earnings or losses of the investee company is reflected in “Other operating (income) expenses, net” in the Statements of Income. The Company’s carrying value in an investee company is reflected in “Other assets” in the Company’s Balance Sheets.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2013, 2012, and 2011, were $3.2 million, $3.4 million, and $2.9 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $6.8 million, $5.6 million, and $3.5 million in 2013, 2012, and 2011, respectively.

Research and Development

In 2013, 2012, and 2011, the Company spent approximately $6.2 million, $5.9 million, and $4.0 million, respectively, on research activities relating to the development of new products and the improvement of existing products. Research and development costs are expensed as incurred.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the impact of options, restricted stock units, and deferred stock outstanding using the treasury stock method.

2.	Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2013	2012

Trade receivables	$69,028	$44,143
Allowance for doubtful accounts	(300)	(300)
Allowance for discounts	(1,344)	(825)
	$67,384	$43,018

In 2013, the largest individual trade receivable balances accounted for 17%, 17%, and 15% of total trade receivables, respectively.

In 2012, the largest individual trade receivable balances accounted for 17%, 14%, 11%, and 10% of total trade receivables, respectively.

3.	Inventories

Inventories consist of the following:

December 31,	2013	2012

Finished goods	$6,552	$3,615
Materials and products in process	55,225	50,483
	61,777	54,098
Adjustment of inventories to a LIFO basis	(38,516)	(38,089)
	$23,261	$16,009

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2013	2012

Land and improvements	$1,819	$1,308
Buildings and improvements	39,034	29,539
Machinery and equipment	172,987	133,635
Dies and tools	36,287	31,231
	$250,127	$195,713

In 2013, the Company revised its estimate of the useful life of machinery and equipment from 10 to 7 years. This change, which became effective December 31, 2013, resulted in increased depreciation expense of $0.7 million for the year then ended. . The Company estimates that this change will increase depreciation expense for the machinery and equipment on hand at December 31, 2013 by approximately $7 million and $3 million in 2014 and 2015, respectively.

5.	Other Assets

Other assets consist of the following:

December 31,	2013	2012

Patents, at cost	$5,401	$5,021
Accumulated amortization	(3,075)	(2,826)
Deposits on capital items	14,091	3,934
Software development costs, at cost	2,057	2,057
Accumulated amortization	(969)	(498)
Investment in equity securities	259	1,331
Other	700	549
	$18,464	$9,568

The capitalized cost of patents is amortized using the straight-line method over their useful lives. The cost of patent amortization was $0.2 million in each 2013, 2012, and 2011. The estimated annual patent amortization cost for each of the next five years is $0.2 million. Costs incurred to maintain existing patents are charged to expense in the year incurred.

Software development costs were incurred to develop and implement an integrated ERP system prior to the time the system became operational. These costs are being amortized using the straight line method over a period of sixty months. Costs incurred subsequent to the system becoming operational are being expensed. The cost of software development cost amortization was $0.5 million, $0.4 million, and $0.1 million in 2013, 2012, and 2011, respectively.

One investment in equity securities accounted for on the equity method of accounting consists of a 29% interest in a crossbow manufacturer. This investment was evaluated for impairment as of December 31, 2013 and it was determined that the investment has been impaired and that the impairment is other than temporary. As a result, the Company recognized an impairment loss of $0.9 million in 2013.

Another investment in equity securities accounted for on the equity method of accounting was evaluated for impairment as of December 31, 2012 and it was determined that the investment had been impaired and that the impairment was other than temporary. As a result, the Company recognized an impairment loss of $1.1 million in 2012.

6.	Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2013	2012

Trade accounts payable	$15,871	$13,387
Accrued federal excise taxes	14,127	12,456
Accrued other	16,993	12,657
	$46,991	$38,500

7.	Line of Credit

In December 2007, the Company established an unsecured $25 million revolving line of credit with a bank. This facility is renewable annually. In February 2013, the Company amended its credit facility to increase the availability to $40 million and extend the expiration date from June 15, 2013 to June 15, 2014.

The credit facility remained unused throughout 2012 and 2013. Borrowings under this facility would bear interest at LIBOR (0.583% at December 31, 2013) plus 200 basis points and the Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At December 31, 2013 and 2012, the Company was in compliance with the terms and covenants of the credit facility.

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

The Company contributed $3 million in 2013 and 2012, which satisfied the required minimum contribution in each year.

In future years, the Company may be required to make cash contributions to the two defined-benefit pension plans. The annual contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants. The total amount of these future cash contributions will depend on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities.

The measurement dates of the assets and liabilities of all plans presented for 2013 and 2012 were December 31, 2013 and December 31, 2012, respectively.

Summarized information on the Company’s defined-benefit pension plans is as follows:

Obligations and Funded Status at December 31,	2013	2012

Change in Benefit Obligation
Benefit obligation at beginning of year	$85,516	$77,230
Service cost	-	-
Interest cost	3,349	3,574
Actuarial (gain) loss	(7,921)	7,745
Benefits paid	(3,460)	(3,033)
Benefit obligation at end of year	77,484	85,516

Change in Plan Assets
Fair value of plan assets at beginning of year	65,890	58,148
Actual return on plan assets	12,403	7,619
Employer contributions	3,160	3,156
Benefits paid	(3,460)	(3,033)
Fair value of plan assets at end of year	77,993	65,890

Funded Status
Funded status	509	(19,626)
Unrecognized net actuarial loss	30,284	47,016
Unrecognized prior service cost	-	-
Net amount recognized	$30,793	$27,390

Weighted Average Assumptions for the years ended December 31,	2013	2012
Discount rate	4.00%	4.75%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increases	N/A	N/A

Components of Net Periodic Pension Cost	2013	2012
Service cost	$-	$-
Interest cost	3,349	3,574
Expected return on assets	(5,238)	(4,650)
Recognized gains	1,645	1,481
Prior service cost recognized	-	-
Net periodic pension cost	$(244)	$405

Amounts Recognized on the Balance Sheet	2013	2012
Accrued benefit liability	$509	$(19,626)
Accumulated other comprehensive loss, net of tax	19,379	29,620
Deferred tax asset	10,905	17,396
	$30,793	$27,390

Weighted Average Assumptions as of December 31,	2013	2012
Discount rate	4.75%	4.00%
Rate of compensation increases	N/A	N/A

Information for Pension Plans with an Accumulated Benefit Obligation in excess of plan assets	2013	2012
Projected benefit obligation	$77,484	$85,516
Accumulated benefit obligation	$77,484	$85,516
Fair value of plan assets	$77,993	$65,890

Pension Weighted Average Asset Allocations as of December 31,	2013	2012
Debt securities	-	25%
Equity securities	6%	69%
Real estate	-	5%
Money market funds	94%	1%
	100%	100%

The estimated future benefit payments for the defined-benefit plans for each of the next five years and the total amount for years six through ten, are as follows: 2014-$3.7 million, 2015-$3.8 million, 2016-$4.0 million, 2017-$4.1 million, 2018-$4.3 million and for the five year period ending 2023-$23.2 million.

The Company determines the expected return on plan assets based on the target asset allocations. In addition, the historical returns of the plan assets are also considered in arriving at the expected rate of return.

The Company recorded an adjustment to the additional minimum pension liability, net of tax, which increased comprehensive income by $10.2 million in 2013 and decreased comprehensive income by $2.1 million and $7.9 million in 2012, and 2011, respectively.

Plan Assets

The investment objective until late in the fourth quarter of 2013 was to produce income and long-term appreciation through a target asset allocation of 35% debt securities and other fixed income investments including cash and short-term instruments, and 65% equity investments, to provide for the current and future benefit payments of the plans. The pension plans are not invested in the common stock of the Company.

The Company expects to satisfy all of its obligations under the frozen pension plans when market conditions are favorable. Late in the fourth quarter of 2013, 94% of the pension plans’ assets were allocated to money market funds to capture the investment returns in 2013. This was an initial step to prepare to fully fund and terminate the plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, which if successful, would not occur before late 2014 or early 2015. Plan participants will not be adversely affected by the plan terminations, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

It is expected that the settlement of the frozen pension plans would have a material impact in the financial results of the period in which it occurs, and may have a material financial impact on the financial position of the Company.

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

Money market funds: Valued at the NAV of shares held by the plans at year end, which is generally intended to equal one dollar per share.

The following table sets forth the defined-benefit plans’ assets at fair value:

December 31,	2013	2012

Pooled separate accounts:
Equity securities:
U.S. small cap equity funds	$-	$7,637
U.S. mid-cap equity funds	-	18,626
U.S. large-cap equity funds	-	5,848
International equity funds	4,458	13,083
Domestic real estate funds	-	3,640
Fixed income securities:
Corporate bond funds	-	16,510
Money market fund	73,535	546
	$77,993	$65,890

Defined-Contribution Plans

Prior to 2007, the Company also sponsored two qualified defined-contribution plans that covered substantially all of its hourly and salaried employees. Effective January 1, 2007, the qualified defined-contribution plans were merged into a single 401(k) plan. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions. Expenses related to matching employee contributions to the 401(k) plan were $3.0 million, $2.3 million, and $2.0 million in 2013, 2012, and 2011, respectively.

Additionally, in 2013, 2012, and 2011 the Company provided supplemental discretionary contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $4.9 million, $3.3 million, and $2.1 million in 2013, 2012, and 2011, respectively.

Non-Qualified Plan

The Company also sponsors a non-qualified defined-contribution plan, the Supplemental Executive Retirement Plan, which covered certain of its salaried employees. Only one participant, who is retired, remains in this plan.

9.	Other Operating (Income) Expenses, net

Other operating (income) expenses, net consist of the following:

Year ended December 31,	2013	2012	2011

Gain on sale of operating assets	$(65)	$(27)	$(83)
Frozen defined-benefit pension plan (income) expense	(336)	320	(236)
Total other operating (income) expenses, net	$(401)	$293	$(319)

10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2013		2012		2011
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$49,022	$4,879	$34,941	$(327)	$11,371	$7,948
State	9,202	857	6,635	231	3,926	256
	$58,224	$5,736	$41,576	$(96)	$15,297	$8,204

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.7	4.0	4.3
Domestic production activities deduction	(2.7)	(3.0)	(1.8)
Other items	0.5	1.0	(0.5)
Effective income tax rate	36.5%	37.0%	37.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2013	2012
Deferred tax assets:
Product liability	$451	$391
Employee compensation and benefits	3,708	3,343
Allowances for doubtful accounts and discounts	2,558	1,123
Inventories	932	688
Additional minimum pension liability	10,905	17,396
Stock-based compensation	3,672	2,116
Other	1,853	859
Total deferred tax assets	24,079	25,916
Deferred tax liabilities:
Pension plans	11,310	10,205
Depreciation	14,311	8,069
Other	422	354
Total deferred tax liabilities	26,043	18,628
Net deferred tax (liabilities) assets	$(1,964)	$7,288

Changes in deferred tax assets relating to the additional minimum pension liability are not charged to expense and are therefore not included in the deferred tax provision; instead they are charged to other comprehensive income.

The Company made income tax payments of approximately $59.9 million, $33.0 million, and $16.4 million, during 2013, 2012, and 2011, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.

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

11.	Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2013	2012	2011

Numerator:
Net income	$111,272	$70,629	$40,015
Denominator:
Weighted average number of common shares outstanding – Basic	19,327,394	19,160,849	18,919,489
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	613,324	474,392	232,909
Weighted average number of common shares outstanding – Diluted	19,940,718	19,635,241	19,152,398

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There are no anti-dilutive stock options in 2013, 2012, and 2011 because the closing price of the Company’s stock on December 31, 2013, 2012, and 2011 exceeded the strike price of all outstanding options on that date.

12.	Stock Repurchases

In 2011 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

January 4, 2011 to January 29, 2011	133,400	$14.94	133,400
Total	133,400	$14.94	133,400	$8,000,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2013, $8.0 million remained authorized for share repurchases.

13.	Compensation Plans

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

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, restricted stock units (“RSU’s”), and stock appreciation rights, any of which may or may not require the achievement of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 2,550,000 shares for issuance under the 2007 SIP. At December 31, 2013, an aggregate of 698,000 shares remain available for grant under the Plan.

Compensation expense related to stock options is recognized based on the grant-date fair value of the awards estimated using the Black-Scholes option pricing model. Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock. The total stock-based compensation cost included in the Statements of Income was $5.3 million, $4.7 million, and $3.0 million in 2013, 2012, and 2011, respectively.

Stock Options

There were no stock options granted in 2013 or 2011. In 2012, 9,830 stock options were granted as an equitable adjustment in conjunction with the special dividend declared in the fourth quarter of 2012. For purposes of determining the fair value of stock option awards granted, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below.

2012
Dividend yield	2.9%
Expected volatility	44.2%
Risk free rate of return	4.0%
Expected lives	2.9 years

The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

The following table summarizes the stock option activity of the Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	1,172,150	9.30	4.46	6.7
Granted	-	-	-	-
Exercised	(843,450)	9.58	4.48	5.0
Canceled	-	-	-	-
Outstanding at December 31, 2011	328,700	8.58	4.42	6.2
Granted	9,830	8.59	32.57	5.6
Exercised	(217,820)	7.92	4.40	4.8
Canceled	(250)	8.69	4.57	6.3
Outstanding at December 31, 2012	120,460	8.58	6.76	5.7
Granted	-	-	-	-
Exercised	(63,239)	8.51	6.86	4.4
Canceled	-	-	-	-
Outstanding at December 31, 2013	57,221	8.66	6.65	5.0
Exercisable Options Outstanding at December 31, 2013	46,851	8.66	6.89	5.0
Non-Vested Options Outstanding at December 31, 2013	10,370	8.68	5.57	5.2

At December 31, 2013, the aggregate intrinsic value of all options, including exercisable options, was $3.7 million.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2013, 4,430 deferred stock awards were issued to non-employee directors that will vest in April 2014 and 5,952 deferred stock awards were issued to non-employee directors that will vest in April 2016.

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

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.5 million, $0.5 million and $0.5 million in 2013, 2012, and 2011, respectively.

At December 31, 2013, there was $0.5 million of unrecognized compensation cost related to deferred stock that is expected to be recognized over a period of 2.5 years.

Restricted Stock Units

Beginning in the second quarter of 2009, the Company began granting restricted stock units in lieu of incentive stock options to senior employees. These RSU’s have a vesting “double trigger.” The vesting of these RSU’s is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and the passage of time.

During 2013, 32,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $1.8 million, of which $0.5 million was recognized in 2013. The remaining costs will be recognized ratably over the remaining period required before the units vest, which is 34 months.

During 2012, 139,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $6.2 million, of which $1.5 million and $1.2 million was recognized in 2013 and 2012, respectively. The remaining costs will be recognized ratably over the remaining period required before the units vest, which ranges from one to three years.

During 2011, 524,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $10.7 million, of which $2.5 million, $2.5 million, and $1.8 million was recognized in 2013, 2012 and 2011, respectively. The remaining costs will be recognized ratably over the remaining period required before the units vest, which ranges from one to two years.

At December 31, 2013, there was $8.6 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a period of 2.5 years.

14.	Operating Segment Information

The Company has two reportable operating segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a number of federally-licensed, independent wholesale distributors primarily located in the United States. The investment castings segment manufactures and sells steel investment castings.

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

Year ended December 31,	2013	2012	2011
Net Sales
Firearms	$678,552	$484,933	$324,200
Castings
Unaffiliated	9,724	6,891	4,616
Intersegment	32,794	26,462	18,122
	42,518	33,353	22,738
Eliminations	(32,794)	(26,462)	(18,122)
	$688,276	$491,824	$328,816
Income (Loss) Before Income Taxes
Firearms	$177,736	$113,660	$66,484
Castings	(3,866)	(1,858)	(2,254)
Corporate	1,362	307	(714)
	$175,232	$112,109	$63,516
Identifiable Assets
Firearms	$201,660	$120,879	$103,545
Castings	11,402	6,467	5,290
Corporate	64,056	47,140	97,675
	$277,118	$174,486	$206,510
Depreciation
Firearms	$18,679	$13,413	$11,373
Castings	897	823	775
	$19,576	$14,236	$12,148
Capital Expenditures
Firearms	$51,536	$26,773	$20,719
Castings	3,080	509	1,416
	$54,616	$27,282	$22,135

In 2013, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-16%; Jerry’s/Ellett Brothers-14%; Lipsey’s-14%; and Sports South-11%.

In 2012, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-17%; Jerry’s/Ellett Brothers-14%; Lipsey’s-13%; and Sports South-12%.

In 2011, the Company’s largest customers and the percent of total sales they represented were as follows: Jerry’s/Ellett Brothers-15%; Davidson’s-14%; Sports South-12%; and Lipsey’s-12%.

The Company’s assets are located entirely in the United States and domestic sales represented greater than 94% of total sales in 2013, 2012, and 2011.

15.	Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2013:

	Three Months Ended
	3/30/13	6/29/13	9/28/13	12/31/13
Net Sales	$155,905	$179,528	$170,942	$181,901
Gross profit	61,309	70,724	62,940	63,632
Net income	23,718	32,308	28,671	26,575
Basic earnings per share	1.23	1.67	1.48	1.37
Diluted earnings per share	$1.20	$1.63	$1.44	$1.33

	Three Months Ended
	3/31/12	6/30/12	9/29/12	12/31/12
Net Sales	$112,337	$119,569	$118,152	$141,766
Gross profit	41,793	45,134	42,565	49,461
Net income	15,480	18,014	17,349	19,786
Basic earnings per share	0.81	0.94	0.91	1.03
Diluted earnings per share	$0.79	$0.91	$0.88	$1.00

16.	Contingent Liabilities

As of December 31, 2013, the Company was a defendant in approximately five (5) lawsuits and was aware of certain other such claims. Lawsuits in which the Company is involved generally fall into one of three categories: traditional product litigation, municipal litigation, and commercial litigation, discussed in turn below.

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

Commercial Litigation

From time to time, the Company may be involved in commercial disputes that result in litigation. These disputes run the gamut and may involve intellectual property, real property, supply or distribution agreements, contract disputes, or other, general commercial matters. As of December 31, 2013, the Company was involved in one such lawsuit and is aware of certain other such claims.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.0 million and $0.0 million at December 31, 2013 and 2012, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2013 and 2012, the Company was a defendant in 4 and 2 lawsuits, respectively, involving its products and is aware of other such claims. During 2013 and 2012, respectively, 2 and 2 claims were filed against the Company, 0 and 3 claims were dismissed, and no claims were settled in either year.

The Company’s product liability expense was $1.3 million in 2013, $0.2 million in 2012, and $1.6 million in 2011. This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2013 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2011	$1,022	755	(31)	-	$1,746

2012	$1,746	(633)	(52)	(4)	$1,057

2013	$1,057	230	(44)	(7)	$1,236

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2011	$755	862	$1,617

2012	$(633)	810	$177

2013	$230	1,023	$1,253

Notes

(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only. In 2012, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

17.	Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2013 and 2012 balance sheets approximate carrying values at those dates.

18.	Subsequent Events

On February 11, 2014, the Company’s Board of Directors authorized a dividend of 54¢ per share to shareholders of record on March 14, 2014.

On February 12, 2014, the Company announced that its Board of Directors expanded its stock repurchase program from $8 million to $25 million.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2013 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2013. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO in 1992.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

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

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2014 Annual Meeting of Stockholders scheduled to be held May 6, 2014.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2014 Annual Meeting of Stockholders scheduled to be held May 6, 2014.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2014 Annual Meeting of Stockholders scheduled to be held May 6, 2014.

ITEM 12—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2014 Annual Meeting of Stockholders scheduled to be held May 6, 2014.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2014 Annual Meeting of Stockholders scheduled to be held May 6, 2014.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2014 Annual Meeting of Stockholders scheduled to be held May 6, 2014.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits and Financial Statement Schedules

(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)	Schedules can be found on Page 86 of this Form 10-K

(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.4	Amended and restated Article 3, Section 4 and Article 4, Section 5 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.5	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2007).

Exhibit 3.6	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2008).

Exhibit 3.7	Amendment to Article 5, Section 1 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009).

Exhibit 10.1	Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No. 1-10435).

Exhibit 10.2	Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.4	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.5	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6	[Intentionally omitted.]

Exhibit 10.7	Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8	Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

Exhibit 10.9	Agreement and Release, dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435).

Exhibit 10.10	Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435).

Exhibit 10.11	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.12	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.13	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.14	Offer Letter, dated as of September 5, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2006, SEC File No. 1-10435).

Exhibit 10.15	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.16	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Christopher John Killoy (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.17	Amended Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.18	Retention and Consultation Agreement, dated December 4, 2007, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler.

Exhibit 10.19	Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.20	Severance Agreement, dated as of April 10, 2008, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.21	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.22	Severance Agreement, dated as of April 10, 2008, by and between the Company and Mark T. Lang (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.23	Severance Agreement, dated as of April 10, 2008, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.24	Severance Agreement, dated as of April 10, 2008, by and between the Company and Steven M. Maynard (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.25	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.26	Severance Agreement, dated as of April 10, 2008, by and between the Company and Leslie M. Gasper (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.27	Agreement, dated as of April 10, 2008, by and between the Company and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 30, 2008).

Exhibit 10.28	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2008).

Exhibit 10.29

First Amendment to Credit Agreement, dated as of December 15, 2008, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2008).

Exhibit 10.30	Second Amendment to Credit Agreement, dated December 11, 2009, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2009).

Exhibit 10.31	Fifth Amendment to Credit Agreement, dated February 14, 2013 by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2013).

Exhibit 23.1	Consent of McGladrey LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.4	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2013, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

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

February 25, 2014
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/MICHAEL O. FIFER	2/25/14	S/JOHN A. COSENTINO, JR.	2/25/14
Michael O. Fifer		John A. Cosentino, Jr.
Chief Executive Officer, Director		Director
(Principal Executive Officer)

S/JAMES E. SERVICE	2/25/14	S/RONALD C. WHITAKER	2/25/14
James E. Service		Ronald C. Whitaker
Director		Director

S/C. MICHAEL JACOBI	2/25/14	S/PHILLIP C. WIDMAN	2/25/14
C. Michael Jacobi		Phillip C. Widman
Director		Director

S/AMIR P. ROSENTHAL	2/25/14	S/THOMAS A. DINEEN	2/25/14
Amir P. Rosenthal		Thomas A. Dineen
Director		Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.4	Amended and restated Article 3, Section 4 and Article 4, Section 5 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.5	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2007).

Exhibit 3.6	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2008).

Exhibit 3.7	Amendment to Article 5, Section 1 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009).

Exhibit 10.1	Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No. 1-10435).

Exhibit 10.2	Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.4	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

EXHIBIT INDEX (continued)

Exhibit 10.5	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6	[Intentionally omitted.]

Exhibit 10.7	Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8	Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

Exhibit 10.9	Agreement and Release, dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435).

Exhibit 10.10	Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435).

Exhibit 10.11	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.12	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.13	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.14	Offer Letter, dated as of September 5, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2006, SEC File No. 1-10435).

EXHIBIT INDEX (continued)

Exhibit 10.15	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.16	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Christopher John Killoy (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.17	Amended Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.18	Retention and Consultation Agreement, dated December 4, 2007, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler.

Exhibit 10.19	Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.20	Severance Agreement, dated as of April 10, 2008, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.21	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.22	Severance Agreement, dated as of April 10, 2008, by and between the Company and Mark T. Lang (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.23	Severance Agreement, dated as of April 10, 2008, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.24	Severance Agreement, dated as of April 10, 2008, by and between the Company and Steven M. Maynard (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

EXHIBIT INDEX (continued)

Exhibit 10.25	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.26	Severance Agreement, dated as of April 10, 2008, by and between the Company and Leslie M. Gasper (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.27	Agreement, dated as of April 10, 2008, by and between the Company and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 30, 2008).

Exhibit 10.28	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2008).

Exhibit 10.29	First Amendment to Credit Agreement, dated as of December 15, 2008, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2008).

Exhibit 10.30	Second Amendment to Credit Agreement, dated December 11, 2009, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2009).

Exhibit 10.31	Fifth Amendment to Credit Agreement, dated February 14, 2013 by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2013).

Exhibit 23.1	Consent of McGladrey LLP	88

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	89

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	91

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	93

EXHIBIT INDEX (continued)

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	94

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.4	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2013, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

YEAR ENDED DECEMBER 31, 2013

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)

FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)—Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2013	$300					$300
Year ended December 31, 2012	$185	$115				$300
Year ended December 31, 2011	$277			$92	(a)	$185

Allowance for discounts:
Year ended December 31, 2013	$825	$14,515		$13,996	(b)	$1,344
Year ended December 31, 2012	$807	$10,679		$10,661	(b)	$825
Year ended December 31, 2011	$627	$6,148		$5,968	(b)	$807

Excess and obsolete inventory reserve:
Year ended December 31, 2013	$1,729	$693				$2,422
Year ended December 31, 2012	$1,311	$761		$343	(c)	$1,729
Year ended December 31, 2011	$1,545	$(234)		$0	(c)	$1,311

(a)	Accounts written off
(b)	Discounts taken
(c)	Inventory written off

