Form 10-Q
period 2014-03-29
STURM RUGER & CO INC
filed 2014-05-05
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014

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

The number of shares outstanding of the issuer’s common stock as of April 25, 2014: Common Stock, $1 par value –19,398,752.

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	March 29, 2014	December 31, 2013
		(Note)

Assets

Current Assets
Cash	$49,770	$55,064
Trade receivables, net	69,900	67,384

Gross inventories	70,620	64,199
Less LIFO reserve	(38,904)	(38,516)
Less excess and obsolescence reserve	(2,579)	(2,422)
Net inventories	29,137	23,261

Deferred income taxes	9,537	7,637
Prepaid expenses and other current assets	2,663	4,280
Total Current Assets	161,007	157,626

Property, plant and equipment	259,701	250,127
Less allowances for depreciation	(157,854)	(149,099)
Net property, plant and equipment	101,847	101,028

Other assets	26,519	18,464
Total Assets	$289,373	$277,118

Note:

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	March 29, 2014	December 31, 2013
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$45,416	$46,991
Product liability	968	971
Employee compensation and benefits	20,926	34,626
Workers’ compensation	5,658	5,339
Income taxes payable	13,453	239
Total Current Liabilities	86,421	88,166

Product liability	283	265
Deferred income taxes	9,821	9,601

Contingent liabilities – Note 10	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2014 – 23,698,186 issued,
19,398,752 outstanding
2013 – 23,647,350 issued,
19,347,916 outstanding	23,698	23,647
Additional paid-in capital	20,827	20,614
Retained earnings	205,586	192,088
Less: Treasury stock – at cost
2014 and 2013 – 4,299,434 shares	(37,884)	(37,884)
Accumulated other comprehensive loss	(19,379)	(19,379)
Total Stockholders’ Equity	192,848	179,086
Total Liabilities and Stockholders’ Equity	$289,373	$277,118

Note:

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 29, 2014	March 30, 2013

Net firearms sales	$169,162	$153,440
Net castings sales	722	2,465
Total net sales	169,884	155,905

Cost of products sold	108,761	94,596

Gross profit	61,123	61,309

Operating expenses:
Selling	14,421	15,764
General and administrative	8,733	8,443
Total operating expenses	23,154	24,207

Operating income	37,969	37,102

Other income:
Interest expense, net	(36)	(16)
Other income, net	365	265
Total other income, net	329	249

Income before income taxes	38,298	37,351

Income taxes	13,979	13,633

Net income and comprehensive income	$24,319	$23,718

Basic earnings per share	$1.26	$1.23

Fully diluted earnings per share	$1.22	$1.20

Cash dividends per share	$0.540	$0.404

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2013	$23,647	$20,614	$192,088	$(37,884)	$(19,379)	$179,086

Net income and comprehensive income			24,319			24,319

Dividends paid			(10,475)			(10,475)

Unpaid dividends accrued			(346)			(346)

Recognition of stock-based compensation expense		1,214				1,214

Exercise of stock options and vesting of RSU’s		(2,294)				(2,294)

Tax benefit realized from exercise of stock options and vesting of RSU’s		1,344				1,344

Common stock issued – compensation plans	51	(51)				—
Balance at March 29, 2014	$23,698	$20,827	$205,586	$(37,884)	$(19,379)	$192,848

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013

Operating Activities
Net income	$24,319	$23,718
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,940	4,501
Slow moving inventory valuation adjustment	157	235
Stock-based compensation	1,214	1,330
Gain on sale of assets	—	(70)
Deferred income taxes	(1,680)	(2,684)
Changes in operating assets and liabilities:
Trade receivables	(2,516)	(16,464)
Inventories	(6,033)	1,684
Trade accounts payable and accrued expenses	(1,256)	2,836
Employee compensation and benefits	(14,046)	3,678
Product liability	15	186
Prepaid expenses, other assets and other liabilities	(6,618)	(2,676)
Income taxes payable	13,214	14,133
Cash provided by operating activities	15,710	30,407

Investing Activities
Property, plant and equipment additions	(9,579)	(7,705)
Proceeds from sale of assets	—	70
Cash used for investing activities	(9,579)	(7,635)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	1,344	1,747
Remittance of taxes withheld from employees related to share-based compensation	(2,317)	(2,082)
Proceeds from exercise of stock options	23	—
Dividends paid	(10,475)	(7,804)
Cash used for financing activities	(11,425)	(8,139)

Increase (decrease) in cash and cash equivalents	(5,294)	14,633

Cash and cash equivalents at beginning of period	55,064	30,978

Cash and cash equivalents at end of period	$49,770	$45,611

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 29, 2014 may not be indicative of the results to be expected for the full year ending December 31, 2014. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99.6% of the Company’s total sales for the three months ended March 29, 2014 were firearms sales, and approximately 0.4% were investment castings sales. Export sales represent approximately 4% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

Inventories consist of the following:

	March 29, 2014	December 31, 2013
Inventory at FIFO
Finished products	$11,722	$6,552
Materials and work in process	58,898	57,647
Gross inventories	70,620	64,199
Less: LIFO reserve	(38,904)	(38,516)
Less: excess and obsolescence reserve	(2,579)	(2,422)
Net inventories	$29,137	$23,261

NOTE 4 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on June 15, 2014. Borrowings under this facility bear interest at LIBOR (0.555% at March 29, 2014) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At March 29, 2014 and December 31, 2013, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

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

The Company expects to satisfy all of its obligations under the frozen pension plans and to terminate the plans when market conditions are favorable.  Late in the fourth quarter of 2013, 94% of the pension plans’ assets were allocated to money market funds to capture the investment returns in 2013. This was an initial step to prepare to fully fund and terminate the plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, which, if successful, will occur in late 2014 or early 2015. Plan participants will not be adversely affected by the plan terminations, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

It is expected that the settlement and termination of the frozen pension plans would have a material impact on the financial results of the period in which it occurs, and may have a material financial impact on the financial position of the Company.

If the settlement and termination of the frozen pension plans does not occur in 2014, the estimated cost of the frozen defined benefit plans for 2014 is not expected to be significant.

Defined Contribution Plan

Effective January 1, 2007, the Company modified the terms of its 401(k) plan and now matches a certain portion of employee contributions. Expenses related to these matching contributions totaled $1.2 million for the three months ended March 29, 2014, and $0.7 million for the three months ended March 30, 2013. The Company plans to contribute approximately $2.8 million to the plan in matching employee contributions during the remainder of 2014.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $2.3 million for the three months ended March 29, 2014, and $1.0 million for the three months ended March 30, 2013. The Company plans to contribute approximately $6.1 million in supplemental contributions to the plan during the remainder of 2014.

NOTE 6 - INCOME TAXES

The Company’s 2014 and 2013 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The effective income tax rates for each of the three months ended March 29, 2014 and March 30, 2013 was 36.5%.

Income tax payments in the three months ended March 29, 2014 and March 30, 2013 totaled $0.1 million and $0.4 million, respectively.

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

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 29, 2014	March 30, 2013
Numerator:
Net income	$24,319	$23,718
Denominator:
Weighted average number of common shares outstanding – Basic	19,365,951	19,281,969

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	533,533	517,904

Weighted average number of common shares outstanding – Diluted	19,899,484	19,799,873

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP, of which 698,000 shares remain available for future grants as of March 29, 2014.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.2 million and $1.3 million for the three months ended March 29, 2014 and March 30, 2013, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2013	57,221	$8.66	$6.65
Granted	—	—	—
Exercised	(16,244)	$8.25	$7.54
Expired	—	—	—
Outstanding at March 29, 2014	40,977	$8.82	$6.29

The aggregate intrinsic value (mean market price at March 29, 2014 less the weighted average exercise price) of options outstanding under the plans was approximately $2.1 million.

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

There were 59,330 restricted stock units issued during the three months ended March 29, 2014. Total compensation costs related to these restricted stock units are $3.8 million. These costs are being recognized ratably over the vesting period of three years. Total compensation cost related to restricted stock units was $1.2 million for the three months ended March 29, 2014, and $1.2 million for the three months ended March 30, 2013.

NOTE 9 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment manufactures and sells steel investment castings.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended
	March 29, 2014	March 30, 2013
Net Sales
Firearms	$169,162	$153,440
Castings
Unaffiliated	722	2,465
Intersegment	9,454	7,726
	10,176	10,191
Eliminations	(9,454)	(7,726)
	$169,884	$155,905

Income (Loss) Before Income Taxes
Firearms	$38,703	$37,305
Castings	(541)	95
Corporate	136	(49)
	$38,298	$37,351

	March 29, 2014	December 31, 2013
Identifiable Assets
Firearms	$218,372	$201,660
Castings	12,357	11,402
Corporate	58,644	64,056
	$289,373	$277,118

NOTE 10 - CONTINGENT LIABILITIES

As of March 29, 2014, the Company was a defendant in approximately five (5) lawsuits and is aware of certain other such claims. The lawsuits fall into three general categories, traditional products liability, municipal litigation, and commercial litigation, discussed in turn below.

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

Commercial Litigation

From time to time, the Company may be involved in commercial disputes that result in litigation. These disputes run the gamut and may involve intellectual property, real property, supply or distribution agreements, contract disputes, or other, general commercial matters. As of March 29, 2014, the Company was involved in one such lawsuit and is aware of certain other such claims.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $1.3 million and $0.2 million at December 31, 2013 and 2012, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

NOTE 11 - SUBSEQUENT EVENTS

On May 2, 2014, Board of Directors authorized a dividend of 49¢ per share, for shareholders of record as of May 16, 2014, payable on May 30, 2014.

The Company has evaluated events and transactions occurring subsequent to March 29, 2014 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99.6% of the Company’s total sales for the three months ended March 29, 2014 were firearms sales, and 0.4% were investment castings sales. Export sales represent approximately 4% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

Demand for the Company’s products was strong in the first quarter of 2014. We believe this strong demand for our products was primarily due to:

•	new shooters joining the ranks of gun owners,
•	the Company’s introduction of many innovative new products in the past few years, and
•	increased manufacturing capacity and greater product availability for certain products in strong demand.

New products represented $41.3 million or 24% of firearm sales in the first three months of 2014.

During the first quarter of 2014, the estimated unit sell-through of our products from the independent distributors to retailers increased 10% from the first quarter of 2013.

National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) during the first quarter of 2014 decreased 22% from the first quarter of 2013.

Estimated sell-through from the independent distributors to retailers and total NICS background checks for the trailing five quarters follows:

	2014	2013
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	565,400	495,300	521,700	560,200	514,200

Total adjusted NICS Background Checks (thousands) (2)	3,830	3,932	2,907	3,032	4,926

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Orders Received and Ending Backlog

Net orders received in the first quarter of 2014 decreased 61.4% from the comparable prior year period and our ending order backlog of 1.4 million units at March 29, 2014 decreased 0.7 million units from backlog of 2.1 million units at March 30, 2013. These decreases are due to the unprecedented level of orders received in the first quarter of 2013.

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing five quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2014	2013
	Q1	Q4	Q3	Q2	Q1

Units Ordered	395,000	249,700	390,400	525,600	1,085,300

Orders Received	$119.8	$79.5	$94.9	$150.9	$310.7

Average Sales Price of Orders Received	$303	$318	$243	$286	$291

Ending Backlog	$396.5	$440.6	$534.1	$590.3	$602.3

Average Sales Price of Ending Backlog	$293	$290	$285	$290	$288

Production

Total unit production in the first quarter of 2014 increased 18.8% from the first quarter of 2013. This increase in unit production resulted from investment in incremental capacity for new product introductions and from the utilization of lean methodologies for continuous improvement in our operations. Our increase in production was facilitated by $56.5 million of capital expenditures during the twelve months ended March 29, 2014. These capital expenditures exceeded depreciation by approximately $31.7 million during this period, which represented an approximate 12% increase to our capital equipment base.

In 2013, the Company revised its estimate of the useful life of machinery and equipment from 10 to 7 years. This change, which became effective December 31, 2013, resulted in increased depreciation expense of $2.1 million for the three months ended March 29, 2014. The Company estimates that this change will increase depreciation expense for the machinery and equipment on hand at December 31, 2013 by approximately $8 million in 2014.

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows:

	2014	2013
	Q1	Q4	Q3	Q2	Q1

Units Ordered	395,000	249,700	390,400	525,600	1,085,300

Units Produced	598,300	615,800	554,700	575,400	503,600

Units Shipped	561,400	604,900	553,000	577,200	502,300

Average Sales Price (3)	$301	$299	$309	$306	$305

Units on Backlog	1,354,400	1,520,800	1,876,000	2,038,600	2,090,200

(3)	Net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Inventories

The Company’s finished goods inventory increased by 36,900 units during the first quarter of 2014. However, finished goods inventory remains below optimal levels to support rapid fulfillment of distributor demand. The Company has a goal of replenishing its finished goods inventory in future periods to levels that will better serve its customers. This replenishment could increase the FIFO value of finished goods inventory by as much as $25 million from the current level upon the attainment of the desired levels of finished goods inventory.

Distributor inventories of the Company’s products decreased by 4,000 units during the first quarter of 2014 and are still below the optimal level to support rapid fulfillment of retailer demand.

Inventory data for the trailing five quarters follows:

	2014	2013
	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	64,600	27,700	16,800	15,100	16,900

Units – Distributor Inventory (4)	201,100	205,100	95,500	64,200	47,300

Total inventory (5)	265,700	232,800	112,300	79,300	64,200

(4)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(5)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $169.9 million for the three months ended March 29, 2014, an increase of 9.0% from $155.9 million in the comparable prior year period.

Firearms net sales were $169.2 million for the three months ended March 29, 2014, an increase of 10.2% from $153.4 million in the comparable prior year period.

Firearms unit shipments increased 11.8% for the three months ended March 29, 2014, from the comparable prior year period. The greater percentage increase in firearms unit shipments compared to firearms net sales is attributable to decreased accessory sales.

Casting net sales were $0.7 million for the three months ended March 29, 2014, a decrease of 70.7% from $2.5 million in the comparable prior year period.

During 2013, the Company prioritized its internal casting needs and terminated many of its outside casting customers. As a result net casting sales decreased.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $108.8 million for the three months ended March 29, 2014, an increase of 15.0% from $94.6 million in the comparable prior year period.

Gross margin was 36.0% for the three months ended March 29, 2014, compared to 39.3% in the comparable prior year period as illustrated below (in thousands):

	Three Months Ended
	March 29, 2014		March 30, 2013

Net sales	$169,884	100.0%	$155,905	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	108,120	63.7%	93,578	60.0%

LIFO expense	388	0.2%	132	0.1%

Overhead rate adjustments to inventory	(146)	(0.1)%	387	0.3%

Labor rate adjustments to inventory	(7)	—	34	—

Product liability	406	0.2%	465	0.3%

Total cost of products sold	108,761	64.0%	94,596	60.7%

Gross profit	$61,123	36.0%	$61,309	39.3%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three months ended March 29, 2014, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability increased as a percentage of sales by 3.7% compared with the comparable 2013 period due principally to decreased sales volume of higher-margin firearm accessories and increased depreciation expense due to the reduction in the estimated useful lives of the Company’s capital assets.

LIFO — During the three months ended March 29, 2014, gross inventories increased by $6.4 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.4 million. In the comparable 2013 period, gross inventories decreased by $1.6 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.1 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory.

During the three months ended March 29, 2014, the Company was less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory value of $0.1 million, and a corresponding decrease to cost of products sold.

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

During the three months ended March 29, 2014 and March 30 2013, the impact of the labor rate adjustment was de minimis.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

For the three months ended March 29, 2014 and March 30, 2013, product liability costs totaled $0.4 million and $0.5 million, respectively. See Note 10 to the notes to the condensed financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit — As a result of the foregoing factors, for the three months ended March 29, 2014 gross profit was $61.1 million, a decrease of $0.2 million from $61.3 million in the comparable prior year period. Gross profit as a percentage of sales decreased to 36.0% in the three months ended March 29, 2014 from 39.3% in the comparable prior year period.

Selling, General and Administrative, and Other Operating Expenses

Selling, general and administrative, and other operating expenses were $23.2 million for the three months ended March 29, 2014, a decrease of $1.0 million from the comparable prior year period. This decrease is attributable to decreased promotional expenses.

Other income, net

Other income, net was $0.3 million in the three months ended March 29, 2014, compared to $0.2 million in the three months ended March 30, 2013.

Income Taxes and Net Income

The Company’s effective income tax rate in both the three months ended March 29, 2014 and March 30, 2013 was 36.5%.

As a result of the foregoing factors, consolidated net income was $24.3 million for the three months ended March 29, 2014. This represents an increase of 2.5% from $23.7 million in the comparable prior year period.

Non-GAAP Financial Measure

In an effort to provide investors with additional information regarding its financial results, the Company refers to various United States generally accepted accounting principles (“GAAP”) financial measures and one non-GAAP financial measure which management believes provides useful information to investors. This non-GAAP financial measure may not be comparable to similarly titled financial measures being disclosed by other companies. In addition, the Company believes that the non-GAAP financial measure should be considered in addition to, and not in lieu of, GAAP financial measures. The Company believes that this non-GAAP financial measure is useful to understanding its operating results and the ongoing performance of its underlying business. The Company uses both GAAP and non-GAAP financial measures to evaluate the Company’s financial performance.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013

Net income	$24,319	$23,718

Income tax expense	13,979	13,633
Depreciation and amortization expense	8,940	4,501
Interest expense, net	38	16
Interest income	(2)	—
EBITDA	$47,274	$41,868

EBITDA is defined as earnings before interest, taxes, and depreciation and amortization. The Company calculates its EBITDA by adding the amount of interest expense, income tax expense, and depreciation and amortization expenses that have been deducted from net income back into net income, and subtracting the amount of interest income that was included in net income from net income. The Company believes that disclosure of its EBITDA will be helpful to those reviewing its performance, as EBITDA provides information on the Company’s ability to meet its capital expenditure and working capital requirements, and is also an indicator of profitability.

Financial Condition

Liquidity

At the end of the first quarter of 2014, the Company’s cash totaled $49.8 million. Pre-LIFO working capital of $113.5 million, less the LIFO reserve of $38.9 million, resulted in working capital of $74.6 million and a current ratio of 1.9 to 1.

The Company would like to replenish its finished goods inventory to levels that will better serve its customers. This replenishment, which could take more than one year to accomplish, could increase the FIFO value of finished goods inventory by as much as $25 million from the current levels upon the attainment of the desired levels of finished goods inventory.

Operations

Cash provided by operating activities was $15.7 million for the three months ended March 29, 2014 compared to $30.4 million for the comparable prior year period. The decrease in cash provided by operations is primarily attributable to the payment of the 2013 annual bonus in the three months ended March 29, 2014, while most of the 2012 annual bonus payment was made in the fourth quarter of 2012.

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

Investing and Financing

Capital expenditures for the three months ended March 29, 2014 totaled $9.6 million. In 2014, the Company expects to spend approximately $35 million on capital expenditures to purchase tooling fixtures and equipment for new product introductions and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $10.5 million were paid during the three months ended March 29, 2014.

On May 2, 2014, the Board of Directors authorized a dividend of 49¢ per share, for shareholders of record as of May 16, 2013, payable on May 30, 2014. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

During the three months ended March 29, 2014, the Company did not repurchase any shares of its common stock. As of March 29, 2014, $25 million remained available for future stock repurchases.

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

The Company expects to satisfy all of its obligations under the frozen pension plans when market conditions are favorable. Late in the fourth quarter of 2013, 94% of the pension plans’ assets were allocated to money market funds to capture the investment returns in 2013. This was an initial step to prepare to fully fund and terminate the plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, which, if successful, would not occur before late 2014 or early 2015. Plan participants will not be adversely affected by the plan terminations, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

It is expected that the settlement of the frozen pension plans would have a material impact on the financial results of the period in which it occurs, and may have a material impact on the financial position of the Company.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2014, remained unused at March 29, 2014 and the Company has no debt.

Other Operational Matters

In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to workplace safety, firearms serial number tracking and control, waste disposal, air emissions and water discharges into the environment. The Company believes that it is generally in compliance with applicable Bureau of Alcohol, Tobacco, Firearms & Explosives, environmental, and safety regulations and the outcome of any related proceedings or orders will not have a material adverse effect on the financial position or results of operations of the Company.

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

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2013 Annual Report on Form 10-K filed on February 25, 2014, or the judgments affecting the application of those estimates and assumptions.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 29, 2014.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2014, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of any system of internal controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that the Disclosure Controls and Procedures will detect all errors or fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system will be attained.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 10 to the financial statements, which are included in this Quarterly Report on Form 10-Q.

The Company has reported all product liability cases instituted against it through December 31, 2013, and the results of those cases, where terminated, to the SEC on its previous Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K reports, to which reference is hereby made.

During the three months ended March 29, 2014, no cases were formally instituted against the Company.

During the three months ending March 29, 2014, the previously reported case of Phillip Michael Waldrup v. Carroll’s Guns Shop, Inc. and Sturm, Ruger & Co., Inc. was settled, though the case was not finally dismissed until April 7, 2014. Also during this time period, the previously reported case of Edgar Rodriguez et al. v. Sturm, Ruger & Co., Inc. et al. was settled, though the matter remains pending subject to finalization of settlement documentation.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 29, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 5, 2014	S/THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer,
Principal Accounting Officer,
Vice President, Treasurer and Chief Financial Officer

