Form 10-Q
period 2014-06-28
STURM RUGER & CO INC
filed 2014-07-29
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

            EXCHANGE ACT OF 1934

            For the quarterly period ended June 28, 2014

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

The number of shares outstanding of the issuer's common stock as of July 30, 2014: Common Stock, $1 par value –19,416,935.

INDEX

STURM, RUGER & COMPANY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	June 28, 2014	December 31, 2013
		(Note)

Assets

Current Assets
Cash	$47,435	$55,064
Trade receivables, net	51,704	67,384

Gross inventories	83,033	64,199
Less LIFO reserve	(39,291)	(38,516)
Less excess and obsolescence reserve	(3,363)	(2,422)
Net inventories	40,379	23,261

Deferred income taxes	8,092	7,637
Prepaid expenses and other current assets	2,802	4,280
Total Current Assets	150,412	157,626

Property, plant and equipment	271,882	250,127
Less allowances for depreciation	(165,826)	(149,099)
Net property, plant and equipment	106,056	101,028

Other assets	27,222	18,464
Total Assets	$283,690	$277,118

Note:

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	June 28, 2014	December 31, 2013
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$36,565	$46,991
Product liability	941	971
Employee compensation and benefits	22,573	34,626
Workers’ compensation	5,583	5,339
Income taxes payable	--	239
Total Current Liabilities	65,662	88,166

Product liability	260	265
Deferred income taxes	10,679	9,601

Contingent liabilities – Note 10	--	--

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	--	--
Common Stock, par value $1:
Authorized shares – 40,000,000
2014 – 23,716,369 issued,
19,416,935 outstanding
2013 – 23,647,350 issued,
19,347,916 outstanding	23,716	23,647
Additional paid-in capital	22,629	20,614
Retained earnings	218,007	192,088
Less: Treasury stock – at cost
2014 and 2013 – 4,299,434 shares	(37,884)	(37,884)
Accumulated other comprehensive loss	(19,379)	(19,379)
Total Stockholders’ Equity	207,089	179,086
Total Liabilities and Stockholders’ Equity	$283,690	$277,118

Note:

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net firearms sales	$153,016	$176,787	$322,179	$330,227
Net castings sales	641	2,741	1,363	5,207
Total net sales	153,657	179,528	323,542	335,434

Cost of products sold	103,304	108,804	212,066	203,401

Gross profit	50,353	70,724	111,476	132,033

Operating expenses:
Selling	10,062	11,823	24,483	27,588
General and administrative	7,244	8,317	15,976	16,760
Other operating expenses (income), net	--	(168)	--	(238)
Total operating expenses	17,306	19,972	40,459	44,110

Operating income	33,047	50,752	71,017	87,923

Other income:
Interest expense, net	(36)	(39)	(73)	(55)
Other income, net	130	166	495	361
Total other income, net	94	127	422	306

Income before income taxes	33,141	50,879	71,439	88,229

Income taxes	10,855	18,571	24,834	32,203

Net income and comprehensive income	$22,286	$32,308	$46,605	$56,026

Basic earnings per share	$1.15	$1.67	$2.40	$2.90

Fully diluted earnings per share	$1.12	$1.63	$2.34	$2.83

Cash dividends per share	$0.490	$0.490	$1.030	$0.894

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2013	$23,647	$20,614	$192,088	$(37,884)	$(19,379)	$179,086

Net income and comprehensive income			46,605			46,605

Dividends paid			(19,989)			(19,989)

Unpaid dividends accrued			(697)			(697)

Recognition of stock-based compensation expense		2,758				2,758

Exercise of stock options and vesting of RSU’s		(2,294)				(2,294)

Tax benefit realized from exercise of stock options and vesting of RSU’s		1,620				1,620

Common stock issued – compensation plans	69	(69)				-
Balance at June 28, 2014	$23,716	$22,629	$218,007	$(37,884)	$(19,379)	$207,089

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	June 28, 2014	June 29, 2013

Operating Activities
Net income	$46,605	$56,026
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,880	9,434
Slow moving inventory valuation adjustment	960	(261)
Stock-based compensation	2,758	2,659
Gain on sale of assets	(7)	(70)
Deferred income taxes	623	(2,691)
Changes in operating assets and liabilities:
Trade receivables	15,680	(14,326)
Inventories	(18,078)	216
Trade accounts payable and accrued expenses	(10,181)	5,483
Employee compensation and benefits	(12,751)	10,861
Product liability	(35)	170
Prepaid expenses, other assets and other liabilities	(7,639)	(3,296)
Income taxes payable	(239)	5,634
Cash provided by operating activities	35,576	69,839

Investing Activities
Property, plant and equipment additions	(22,817)	(18,820)
Proceeds from sale of assets	275	70
Cash used for investing activities	(22,542)	(18,750)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	1,620	2,078
Remittance of taxes withheld from employees related to share-based compensation	(2,317)	(2,082)
Proceeds from exercise of stock options	23	-
Dividends paid	(19,989)	(17,282)
Cash used for financing activities	(20,663)	(17,286)

Increase (decrease) in cash and cash equivalents	(7,629)	33,803

Cash and cash equivalents at beginning of period	55,064	30,978

Cash and cash equivalents at end of period	$47,435	$64,781

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods.  Operating results for the six months ended June 28, 2014 may not be indicative of the results to be expected for the full year ending December 31, 2014.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 99.6% of the Company’s total sales for the three and six months ended June 28, 2014 were firearms sales, and approximately 0.4% were investment castings sales.  Export sales represent approximately 5% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

Inventories consist of the following:

	June 28, 2014	December 31, 2013
Inventory at FIFO
Finished products	$16,796	$6,552
Materials and work in process	66,237	57,647
Gross inventories	83,033	64,199
Less: LIFO reserve	(39,291)	(38,516)
Less: excess and obsolescence reserve	(3,363)	(2,422)
Net inventories	$40,379	$23,261

NOTE 4 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on June 15, 2015.  Borrowings under this facility bear interest at LIBOR (0.555% at June 28, 2014) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion.  At June 28, 2014 and December 31, 2013, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

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

Defined Contribution Plan

Effective January 1, 2007, the Company modified the terms of its 401(k) plan and now matches a certain portion of employee contributions. Expenses related to these matching contributions totaled $0.7 million and $1.9 million for the three and six months ended June 28, 2014, respectively, and $0.9 million and $1.6 million for the three and six months ended June 29, 2013, respectively.  The Company plans to contribute approximately $1.5 million to the plan in matching employee contributions during the remainder of 2014.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.3 million and $3.7 million for the three and six months ended June 28, 2014, respectively, and $1.5 million and $2.5 million for the three and six months ended June 29, 2013, respectively.  The Company plans to contribute approximately $3.5 million in supplemental contributions to the plan during the remainder of 2014.

NOTE 6 - INCOME TAXES

The Company's 2014 and 2013 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004.  The Company’s effective income tax rate in the three and six months ended June 28, 2014 was 32.8% and 34.8%, respectively.  The Company’s effective income tax rate in the three and six months ended June 29, 2013 was 36.5%.  The decrease in the effective income tax rate in 2014 is due to the recognition of an increase in the 2013 domestic production activities deduction.

Income tax payments in the three and six months ended June 28, 2014 totaled $22.4 million and $22.5 million, respectively.  Income tax payments in the three and six months ended June 29, 2013 totaled $26.7 million and $27.1 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2011.

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

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Net income	$22,286	$32,308	$46,605	$56,026
Denominator:
Weighted average number of common shares outstanding – Basic	19,410,102	19,333,589	19,388,396	19,308,066

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	533,411	514,841	511,610	506,494

Weighted average number of common shares outstanding – Diluted	19,943,513	19,848,430	19,900,006	19,814,560

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives.  Vesting requirements are determined by the Compensation Committee of the Board of Directors.  The Company has reserved 2,550,000 shares for issuance under the 2007 SIP, of which 698,000 shares remain available for future grants as of June 28, 2014.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.5 million and $2.8 million for the three and six months ended June 28, 2014, respectively, and $1.3 million and $2.7 million for the three and six months ended June 29, 2013, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2013	57,221	$8.66	$6.65
Granted	-	-	-
Exercised	(16,244)	$8.25	$7.54
Expired	-	-	-
Outstanding at June 28, 2014	40,977	$8.82	$6.29

The aggregate intrinsic value (mean market price at June 28, 2014 less the weighted average exercise price) of options outstanding under the plans was approximately $2.0 million.

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

There were 6,568 and 65,908 restricted stock units issued during the three and six months ended June 28, 2014.  Total compensation costs related to these restricted stock units are $4.2 million. These costs are being recognized ratably over the vesting period of three years. Total compensation cost related to restricted stock units was $1.5 million and $2.8 million for the three and six months ended June 28, 2014, respectively, and $1.3 million and $2.5 million for the three and six months ended June 29, 2013, respectively.

NOTE 9 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments:  firearms and investment castings.  The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States.  The investment castings segment manufactures and sells steel investment castings.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net Sales
Firearms	$153,016	$176,787	$322,179	$330,227
Castings
Unaffiliated	641	2,741	1,363	5,207
Intersegment	9,452	8,027	18,906	15,755
	10,093	10,768	20,269	20,962
Eliminations	(9,452)	(8,027)	(18,906)	(15,755)
	$153,657	$179,528	$323,542	$335,434

Income (Loss) Before Income Taxes
Firearms	$33,547	$52,019	$72,238	$89,323
Castings	(542)	(1,041)	(1,071)	(946)
Corporate	136	(99)	272	(148)
	$33,141	$50,879	$71,439	$88,229

			June 28, 2014	December 31, 2013
Identifiable Assets
Firearms			$218,096	$201,660
Castings			13,284	11,402
Corporate			52,310	64,056
			$283,690	$277,118

NOTE 10 - CONTINGENT LIABILITIES

As of June 28, 2014, the Company was a defendant in approximately four (4) lawsuits and is aware of certain other such claims.  The lawsuits fall into three general categories, traditional products liability, municipal litigation, and commercial litigation, discussed in turn below.

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

Commercial Litigation

From time to time, the Company may be involved in commercial disputes that result in litigation.  These disputes run the gamut and may involve intellectual property, real property, supply or distribution agreements, contract disputes, or other, general commercial matters.  As of June 28, 2014, the Company was involved in one such lawsuit and is aware of certain other such claims.

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

NOTE 11 - SUBSEQUENT EVENTS

On July 29, 2014, Board of Directors authorized a dividend of 45¢ per share, for shareholders of record as of August 15, 2014, payable on August 29, 2014.

On July 29, 2014, the Board of Directors expanded the Company’s authorization to repurchase shares of its common stock from $25 million to $100 million.

The Company has evaluated events and transactions occurring subsequent to June 28, 2014 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers.  Approximately 99.6% of the Company’s total sales for the three and six months ended June 28, 2014 were firearms sales, and 0.4% were investment castings sales.  Export sales represent approximately 5% of total sales.  The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.  The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

During the first half of 2014, there was a significant industry-wide reduction in firearms demand.  National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) during the second quarter and first half of 2014 decreased 12% and 18%, respectively, from the comparable prior year periods.

During the second quarter and first half of 2014, the estimated unit sell-through of our products from the independent distributors to retailers decreased 31% and 11%, respectively, from the comparable prior year periods.  The estimated sell-through of our products from distributors to retailers in the second quarter was adversely impacted by the following:

  the reduction in overall industry demand,
  the aggressive discounting of many of our competitors, and the absence of recent significant new product introductions from the Company.

Nonetheless, the estimated sell-through of our products from the independent distributors to retailers for the six months ended June 28, 2014 was the second highest in the Company’s history, exceeding the estimated sell-through from the first half of 2012 by 83,100 units or 10%.

New products represented $57.1 million or 18% of firearm sales in the first half of 2014.

Estimated sell-through from the independent distributors to retailers and total NICS background checks for the trailing six quarters follows:

	2014		2013
	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	388,900	565,400	495,300	521,700	560,200	514,200

Total adjusted NICS Background Checks (thousands) (2)	2,672	3,830	3,932	2,907	3,032	4,926

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

The adjusted NICS data presented above was derived by the NSSF by subtracting out NICS checks that are not directly related to the sale of a firearm, including checks used for concealed carry (CCW) permit application checks as well as checks on active CCW permit databases.  While not a direct correlation to firearms sales, the NSSF-adjusted NICS data provides a more accurate picture of current market conditions than raw NICS data.

Orders Received and Ending Backlog

Net orders received in the first half of 2014 decreased 66% from the comparable prior year period and our ending order backlog of 1.0 million units at June 28, 2014 decreased 1.0 million units from backlog of 2.0 million units at June 29, 2013.  This decrease is due to the reduction in demand discussed above and the unprecedented level of orders received in the first quarter of 2013.

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2014		2013
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	145,200	395,000	249,700	390,400	525,600	1,085,300

Orders Received	$42.2	$119.8	$79.5	$94.9	$150.9	$310.7

Average Sales Price of Orders Received	$291	$303	$318	$243	$286	$291

Ending Backlog	$289.1	$396.5	$440.6	$534.1	$590.3	$602.3

Average Sales Price of Ending Backlog	$293	$293	$290	$285	$290	$288

Production

Total unit production in the first half of 2014 increased 7% from the first half of 2013.  During the three months ended June 28, 2014, production rates were reduced in response to the decline in estimated sell-through of our products from the independent distributors to retailers.

The Company reviews the estimated sell-through from the independent distributors to retailers semi-monthly in an effort to regulate production and mitigate increases in inventory.  As estimated sell-through began to slow, the Company managed its labor force by limiting the hiring of new employees, reducing overtime hours, and allowing attrition to reduce its total employee base.  The Company’s compensation structure, under which at least 25% of individual employee compensation was variable in 2013, allows for a more rapid reduction in labor cost.

Capital expenditures have been curtailed by the cancellation or delay of purchase orders and the redeployment of manufacturing equipment from mature production lines to new production lines for products in development.

           In 2013, the Company revised its estimate of the useful life of machinery and equipment from 10 to 7 years.  This change, which became effective December 31, 2013, resulted in increased depreciation expense of $2 million and $4 million for the three and six months ended June 28, 2014, respectively.  The Company estimates that this change will increase depreciation expense for the machinery and equipment on hand at December 31, 2013 by approximately $8 million in 2014.

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows:

	2014		2013
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	145,200	395,000	249,700	390,400	525,600	1,085,300

Units Produced	552,200	598,300	615,800	554,700	575,400	503,600

Units Shipped	513,700	561,400	604,900	553,000	577,200	502,300

Average Sales Price (3)	$298	$301	$299	$309	$306	$305

Units on Backlog	985,900	1,354,400	1,520,800	1,876,000	2,038,600	2,090,200

(3)       Net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Inventories

            The Company’s finished goods inventory increased by 75,400 units during the first half of 2014.  This is the first significant replenishment of finished goods inventory in several years.  Additional replenishment of finished goods inventory could increase the FIFO value of finished goods inventory by as much as $10 million.

           Distributor inventories of the Company’s products increased by 120,800 units during the first half of 2014 and approximate a reasonable level to support rapid fulfillment of retailer demand.  The Company reviews the estimated sell-through from the independent distributors to retailers semi-monthly in an effort to regulate production and mitigate further increases in distributor inventory.

             Inventory data for the trailing six quarters follows:

	2014		2013
	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	103,100	64,600	27,700	16,800	15,100	16,900

Units – Distributor Inventory (4)	325,900	201,100	205,100	95,500	64,200	47,300

Total inventory (5)	429,000	265,700	232,800	112,300	79,300	64,200

(4)         Distributor ending inventory is provided by the Company’s independent distributors.  These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(5)         This total does not include inventory at retailers.  The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $153.7 million for the three months ended June 28, 2014, a decrease of 14.4% from $179.5 million in the comparable prior year period.

For the six months ended June 28, 2014, consolidated net sales were $323.5 million, a decrease of 3.5% from $335.4 million in the comparable prior year period.

Firearms net sales were $153.0 million for the three months ended June 28, 2014, a decrease of 13.4% from $176.8 million in the comparable prior year period.

For the six months ended June 28, 2014, firearms net sales were $322.2 million, a decrease of 2.4% from $330.2 million in the comparable prior year period.

Firearms unit shipments decreased 11.0% for the three months ended June 28, 2014 but remained virtually unchanged for the six months ended June 28, 2014 from the comparable prior year periods.  The greater percentage decrease in firearms net sales compared to firearms unit shipments is attributable to decreased accessory sales in the three and six months ended June 28, 2014.

Casting net sales were $0.6 million for the three months ended June 28, 2014, a decrease of 76.6% from $2.7 million in the comparable prior year period.

For the six months ended June 28, 2014, castings net sales were $1.4 million, a decrease of 73.8% from $5.2 million in the comparable prior year period.

During 2013, the Company prioritized its internal casting needs and terminated many of its outside casting customers.  As a result net casting sales decreased.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $103.3 million for the three months ended June 28, 2014, a decrease of 5.1% from $108.8 million in the comparable prior year period.

For the six months ended June 28, 2014, consolidated cost of products sold was $212.1 million, an increase of 4.3% from $203.4 million in the comparable prior year period.

              Gross margin was 32.8% and 34.5% for the three and six months ended June 28, 2014, respectively, compared to 39.4%  in the comparable prior year periods as illustrated below (in thousands):

	Three Months Ended
	June 28, 2014		June 29, 2013

Net sales	$153,657	100.0%	$179,528	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	103,123	67.1%	107,628	59.9%
LIFO expense	387	0.3%	410	0.2%
Overhead rate adjustments to inventory	(477)	(0.3)%	500	0.3%
Labor rate adjustments to inventory	4	-	2	-
Product liability	267	0.1%	264	0.2%
Total cost of products sold	103,304	67.2%	108,804	60.6%

Gross profit	$50,353	32.8%	$70,724	39.4%

	Six Months Ended
	June 28, 2014		June 29, 2013

Net sales	$323,542	100.0%	$335,434	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	211,243	65.3%	201,207	60.0%
LIFO expense	775	0.2%	542	0.1%
Overhead rate adjustments to inventory	(622)	(0.2)%	886	0.3%
Labor rate adjustments to inventory	(3)	-	37	-
Product liability	673	0.2%	729	0.2%
Total cost of products sold	212,066	65.5%	203,401	60.6%

Gross profit	$111,476	34.5%	$132,033	39.4%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three and six months ended June 28, 2014, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability increased as a percentage of sales by 7.2% and 5.3% compared with the comparable 2013 periods due principally to reduced sales volume, a product mix shift away from higher-margin firearms accessories, and increased depreciation expense due to the reduction in the estimated useful lives of the Company’s capital assets.

LIFO — For the three months ended June 28, 2014, gross inventories increased by $12.4 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.4 million.  In the comparable 2013 period, gross inventories increased by $1.9 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.4 million.

For the six months ended June 28, 2014, gross inventories increased by $18.8 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.8 million.  In the comparable 2013 period, gross inventories increased by $0.3 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.5 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory.

During the three and six months ended June 28, 2014, the Company was less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in increases in inventory value of $0.5 million and $0.6 million, respectively, and corresponding decreases to cost of products sold.

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

During the three and six months ended June 28, 2014 and June 29, 2013, the impact of the labor rate adjustment was de minimis.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

For the three and six months ended June 28, 2014 product liability costs totaled $0.3 million and $0.7 million, respectively.  For the three and six months ended June 29, 2013, product liability costs totaled $0.3 million and $0.7 million, respectively.  See Note 10 to the notes to the condensed financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit — As a result of the foregoing factors, for the three and six months ended June 28, 2014, gross profit was $50.4 million and $111.5 million, respectively, a decrease of $20.3 million and $20.5 from $70.7 million and $132.0 million in the comparable prior year periods.  Gross profit as a percentage of sales decreased to 32.8% and 34.5% in the three and six months ended June 28, 2014 from 39.4% in the comparable prior year periods.

Selling, General and Administrative, and Other Operating Expenses

Selling, general and administrative, and other operating expenses were $17.3 million and $40.5 million for the three and six months ended June 28, 2014, respectively, a decrease of $2.7 million and $3.6 million from the comparable prior year periods.  This decrease is attributable to decreased volume-driven promotional selling expenses.

Other income, net

Other income, net was $0.1 million and $0.4 million in the three and six months ended June 28, 2014, compared to $0.1 million and $0.3 million in the three and six months ended June 29, 2013, respectively.

Income Taxes and Net Income

The Company’s effective income tax rate in the three and six months ended June 28, 2014 was 32.8% and 34.8%, respectively.  The Company’s effective income tax rate in the three and six months ended June 29, 2013 was 36.5%.  The decrease in the effective income tax rate in 2014 is due to the recognition of an increase in the 2013 domestic production activities deduction.

As a result of the foregoing factors, consolidated net income was $22.3 million and $46.6 million for the three and six months ended June 28, 2014.  This represents a decrease of 31.0% and 16.8% from $32.3 million and $56.0 million in the comparable prior year periods.

Non-GAAP Financial Measure

In an effort to provide investors with additional information regarding its financial results, the Company refers to various United States generally accepted accounting principles (“GAAP”) financial measures and EBITDA, a non-GAAP financial measure which management believes provides useful information to investors.  This non-GAAP financial measure may not be comparable to similarly titled financial measures being disclosed by other companies.  In addition, the Company believes that the non-GAAP financial measure should be considered in addition to, and not in lieu of, GAAP financial measures. The Company believes that this non-GAAP financial measure is useful to understanding its operating results and the ongoing performance of its underlying business, as EBITDA provides information on the Company’s ability to meet its capital expenditure and working capital requirements, and is also an indicator of profitability. The Company uses both GAAP and non-GAAP financial measures to evaluate the Company’s financial performance.

EBITDA is defined as earnings before interest, taxes, and depreciation and amortization. The Company calculates its EBITDA by adding the amount of interest expense, income tax expense, and depreciation and amortization expenses that have been deducted from net income back into net income, and subtracting the amount of interest income that was included in net income from net income.

EBITDA decreased 25% and 9% for the three and six months ended June 28, 2014 compared to the prior year periods.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$22,286	$32,308	$46,605	$56,026

Income tax expense	10,855	18,571	24,834	32,203
Depreciation and amortization expense	8,940	4,933	17,880	9,434
Interest expense, net	36	39	73	55
EBITDA	$42,117	$55,851	$89,392	$97,718

Financial Condition

Liquidity

At the end of the second quarter of 2014, the Company’s cash totaled $47.4 million.  Pre-LIFO working capital of $124.0 million, less the LIFO reserve of $39.3 million, resulted in working capital of $84.7 million and a current ratio of 2.3 to 1.

Operations

Cash provided by operating activities was $35.6 million for the six months ended June 28, 2014 compared to $69.8 million for the comparable prior year period.  The decrease in cash provided by operations is primarily attributable to the increases in inventory and other assets during the six months ended June 28, 2014 and the decreases in accounts payable and employee compensation during such period.

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

Investing and Financing

Capital expenditures for the six months ended June 28, 2014 totaled $22.8 million.  In 2014, the Company expects to spend approximately $40 million on capital expenditures to purchase tooling fixtures and equipment for new product introductions and to upgrade and modernize manufacturing equipment.  The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $20.0 million were paid during the six months ended June 28, 2014.

On July 29, 2014, the Board of Directors authorized a dividend of 45¢ per share, for shareholders of record as of August 15, 2014, payable on August 29, 2014.  The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.  The Company has financed its dividends with cash provided by operations and current cash.

During the six months ended June 28, 2014, the Company did not repurchase any shares of its common stock.  As of June 28, 2014, $25 million remained available for future stock repurchases.

On July 29, 2014, the Board of Directors expanded the Company’s authorization to repurchase shares of its common stock from $25 million to $100 million.

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

          Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt.  The Company’s unsecured $40 million credit facility, which expires on June 15, 2015, remained unused at June 28, 2014 and the Company has no debt.

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

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2014.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2014, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.            OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

         The nature of the legal proceedings against the Company is discussed at Note 10 to the consolidated financial statements in this Form 10-Q report, which is incorporated herein by reference.

         The Company has reported all cases instituted against it through March 29, 2014, and the results of those cases, where terminated, to the S.E.C. on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

         There were no lawsuits formally instituted against the Company during the three months ending June 28, 2014.

ITEM 1A.          RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                            Not applicable

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

                            Not applicable

ITEM 4.             MINING SAFETY DISCLOSURES

                            Not applicable

ITEM 5.             OTHER INFORMATION

                            None

ITEM 6.              EXHIBITS

(a)          Exhibits:

10.1  Sixth Amendment to Credit Agreement dated June 9, 2014 between the Company and Bank of America, N.A. (1)

31.1  Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)     Incorporated by reference to the Company’s Form 8-K filed with the S.E.C. on June 16, 2014.

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 28, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: July 29, 2014	S/THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer,
Principal Accounting Officer,
Vice President, Treasurer and Chief Financial Officer

