Form 10-Q
period 2014-09-27
STURM RUGER & CO INC
filed 2014-10-29
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

The number of shares outstanding of the issuer's common stock as of October 29, 2014: Common Stock, $1 par value –19,417,887.

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	September 27, 2014	December 31, 2013
		(Note)

Assets

Current Assets
Cash	$28,054	$55,064
Trade receivables, net	45,842	67,384

Gross inventories	92,401	64,199
Less LIFO reserve	(39,679)	(38,516)
Less excess and obsolescence reserve	(5,018)	(2,422)
Net inventories	47,704	23,261

Deferred income taxes	7,381	7,637
Prepaid expenses and other current assets	2,534	4,280
Total Current Assets	131,515	157,626

Property, plant and equipment	277,508	250,127
Less allowances for depreciation	(174,236)	(149,099)
Net property, plant and equipment	103,272	101,028

Other assets	30,490	18,464
Total Assets	$265,277	$277,118

Note:

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	September 27, 2014	December 31, 2013
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$24,605	$46,991
Product liability	643	971
Employee compensation and benefits	18,053	34,626
Workers’ compensation	5,310	5,339
Income taxes payable	370	239
Total Current Liabilities	48,981	88,166

Product liability	234	265
Deferred income taxes	9,856	9,601

Contingent liabilities – Note 10	--	--

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	--	--
Common Stock, par value $1:
Authorized shares – 40,000,000 2014 – 23,717,321 issued, 19,417,887 outstanding 2013 – 23,647,350 issued, 19,347,916 outstanding	23,717	23,647
Additional paid-in capital	24,018	20,614
Retained earnings	215,734	192,088
Less: Treasury stock – at cost 2014 and 2013 – 4,299,434 shares	(37,884)	(37,884)
Accumulated other comprehensive loss	(19,379)	(19,379)
Total Stockholders’ Equity	206,206	179,086
Total Liabilities and Stockholders’ Equity	$265,277	$277,118

Note:

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net firearms sales	$97,847	$167,234	$420,026	$497,461
Net castings sales	480	3,708	1,843	8,915
Total net sales	98,327	170,942	421,869	506,376

Cost of products sold	74,589	108,002	286,655	311,403

Gross profit	23,738	62,940	135,214	194,973

Operating expenses:
Selling	7,586	9,662	32,069	37,250
General and administrative	6,192	8,207	22,168	24,967
Other operating expenses, net	--	287	--	49
Total operating expenses	13,778	18,156	54,237	62,266

Operating income	9,960	44,784	80,977	132,707

Other income:
Interest expense, net	(37)	(40)	(110)	(95)
Other income, net	673	408	1,168	769
Total other income, net	636	368	1,058	674

Income before income taxes	10,596	45,152	82,035	133,381

Income taxes	3,815	16,481	28,648	48,684

Net income and comprehensive income	$6,781	$28,671	$53,387	$84,697

Basic earnings per share	$0.35	$1.48	$2.75	$4.38

Fully diluted earnings per share	$0.34	$1.44	$2.69	$4.25

Cash dividends per share	$0.450	$0.650	$1.480	$1.544

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2013	$23,647	$20,614	$192,088	$(37,884)	$(19,379)	$179,086
Net income and comprehensive income			53,387			53,387
Dividends paid			(28,728)			(28,728)
Unpaid dividends accrued			(1,013)			(1,013)
Recognition of stock-based compensation expense		4,193				4,193
Exercise of stock options and vesting of RSU’s		(2,340)				(2,340)
Tax benefit realized from exercise of stock options and vesting of RSU’s		1,621				1,621
Common stock issued – compensation plans	70	(70)				-
Balance at September 27, 2014	$23,717	$24,018	$215,734	$(37,884)	$(19,379)	$206,206

See notes to condensed financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013

Operating Activities
Net income	$53,387	$84,697
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,820	14,177
Slow moving inventory valuation adjustment	2,615	237
Stock-based compensation	4,193	3,973
Gain on sale of assets	(8)	(99)
Deferred income taxes	511	607
Changes in operating assets and liabilities:
Trade receivables	21,542	(20,815)
Inventories	(27,058)	(4,196)
Trade accounts payable and accrued expenses	(22,414)	709
Employee compensation and benefits	(17,586)	15,350
Product liability	(360)	508
Prepaid expenses, other assets and other liabilities	(10,819)	(14,309)
Income taxes payable	131	2,901
Cash provided by operating activities	30,954	83,740

Investing Activities
Property, plant and equipment additions	(28,696)	(30,600)
Proceeds from sale of assets	179	120
Cash used for investing activities	(28,517)	(30,480)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	1,621	2,290
Remittance of taxes withheld from employees related to share-based compensation	(2,363)	(2,414)
Proceeds from exercise of stock options	23	-
Dividends paid	(28,728)	(29,858)
Cash used for financing activities	(29,447)	(29,982)

(Decrease) increase in cash and cash equivalents	(27,010)	23,278

Cash and cash equivalents at beginning of period	55,064	30,978

Cash and cash equivalents at end of period	$28,054	$54,256

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 27, 2014 may not be indicative of the results to be expected for the full year ending December 31, 2014. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99.6% of the Company’s total sales for the three and nine months ended September 27, 2014 were firearms sales, and approximately 0.4% were investment castings sales. Export sales represent approximately 5% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

Inventories consist of the following:

	September 27, 2014	December 31, 2013
Inventory at FIFO
Finished products	$ 22,660	$ 6,552
Materials and work in process	69,741	57,647
Gross inventories	92,401	64,199
Less: LIFO reserve	(39,679)	(38,516)
Less: excess and obsolescence reserve	(5,018)	(2,422)
Net inventories	$ 47,704	$ 23,261

NOTE 4 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on June 15, 2015. Borrowings under this facility bear interest at LIBOR (0.582% at September 27, 2014) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At September 27, 2014 and December 31, 2013, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

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

The Company expects to fully fund and terminate the plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements in the fourth quarter of 2014. Plan participants will not be adversely affected by the plan terminations, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

The settlement and termination of the frozen pension plans are expected to result in a cash payment of approximately $8 million and an income statement expense of approximately $40 million in the fourth quarter of 2014.

Defined Contribution Plan

Effective January 1, 2007, the Company modified the terms of its 401(k) plan and now matches a certain portion of employee contributions. Expenses related to these matching contributions totaled $0.6 million and $2.5 million for the three and nine months ended September 27, 2014, respectively, and $0.6 million and $2.3 million for the three and nine months ended September 28, 2013, respectively. The Company plans to contribute approximately $0.7 million to the plan in matching employee contributions during the remainder of 2014.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $0.9 million and $4.6 million for the three and nine months ended September 27, 2014, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 27, 2013, respectively. The Company plans to contribute approximately $0.9 million in supplemental contributions to the plan during the remainder of 2014.

NOTE 6 - INCOME TAXES

The Company's 2014 and 2013 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company’s effective income tax rate in the three and nine months ended September 27, 2014 was 36.0% and 34.9%, respectively. The Company’s effective income tax rate in the three and nine months ended September 28, 2013 was 36.5%. The decrease in the effective income tax rate in 2014 is due to the recognition of an increase in the 2013 domestic production activities deduction.

Income tax payments in the three and nine months ended September 27, 2014 totaled $2.9 million and $25.4 million, respectively. Income tax payments in the three and nine months ended September 28, 2013 totaled $15.7 million and $42.9 million, respectively.

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

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net income	$6,781	$28,671	$53,387	$84,697
Denominator:
Weighted average number of common shares outstanding – Basic	19,417,437	19,344,584	19,398,184	19,320,328

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	515,875	603,470	480,873	591,792

Weighted average number of common shares outstanding – Diluted	19,933,312	19,948,054	19,879,057	19,912,120

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP, of which 633,000 shares remain available for future grants as of September 27, 2014.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.4 million and $4.2 million for the three and nine months ended September 27, 2014, respectively, and $1.3 million and $4.0 million for the three and nine months ended September 28, 2013, respectively.

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2013	57,221	$8.66	$6.65
Granted	-	-	-
Exercised	(16,244)	$8.25	$7.54
Expired	-	-	-
Outstanding at September 27, 2014	40,977	$8.82	$6.29

The aggregate intrinsic value (mean market price at September 27, 2014 less the weighted average exercise price) of options outstanding under the plans was approximately $1.6 million.

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

There were no restricted stock units issued during the three months ended September 27, 2014. There were 65,908 restricted stock units issued during the nine-month period then ended. Total compensation costs related to these restricted stock units are $4.2 million. These costs are being recognized ratably over the vesting period of three years. Total compensation costs related to restricted stock units were $1.4 million and $4.2 million for the three and nine months ended September 27, 2014, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 28, 2013, respectively.

NOTE 9 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and investment castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The investment castings segment manufactures and sells steel investment castings.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net Sales
Firearms	$97,847	$167,234	$420,026	$497,461
Castings
Unaffiliated	480	3,708	1,843	8,915
Intersegment	7,043	7,397	25,949	23,152
	7,523	11,105	27,792	32,067
Eliminations	(7,043)	(7,397)	(25,949)	(23,152)
	$98,327	$170,942	$421,869	$506,376

Income (Loss) Before Income Taxes
Firearms	$ 8,795	$ 46,084	$ 81,018	$135,407
Castings	1,299	(1,052)	243	(1,998)
Corporate	502	120	774	(28)
	$10,596	$ 45,152	$ 82,035	$133,381

			September 27, 2014	December 31, 2013
Identifiable Assets
Firearms			$214,214	$201,660
Castings			14,195	11,402
Corporate			36,868	64,056
			$265,277	$277,118

NOTE 10 - CONTINGENT LIABILITIES

As of September 27, 2014, the Company was a defendant in approximately three (3) lawsuits and is aware of certain other such claims. The lawsuits fall into three general categories, traditional products liability, municipal litigation, and commercial litigation, discussed in turn below.

Traditional Product Liability Litigation

One of the three lawsuits mentioned above involves claims for damages related to allegedly defective product design and/or manufacture. This lawsuit stems from a specific incident of personal injury and is based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

The Company management believes that the allegations in this case are unfounded, and that the incident was caused by the negligence and/or misuse of the firearms by third-parties or the claimant, and that there should be no recovery against the Company.

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

Commercial Litigation

From time to time, the Company may be involved in commercial disputes that result in litigation. These disputes run the gamut and may involve intellectual property, real property, supply or distribution agreements, contract disputes, or other, general commercial matters. As of September 27, 2014, the Company was involved in one such lawsuit and is aware of certain other such claims.

Summary of Claimed Damages and Explanation of Product Liability Accruals

Punitive damages, as well as compensatory damages, are demanded in certain of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. For product liability claims made after July 10, 2000, coverage is provided on an annual basis for losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.

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

NOTE 11 - SUBSEQUENT EVENTS

On October 29, 2014, Board of Directors authorized a dividend of 14¢ per share, for shareholders of record as of November 12, 2014, payable on November 26, 2014.

On October 20, 2014 the Company entered into an agreement to settle and terminate its frozen hourly and salaried defined benefit plans. This settlement and termination are expected to result in a cash payment of approximately $8 million and an income statement expense of approximately $40 million in the fourth quarter of 2014.

The Company has evaluated events and transactions occurring subsequent to September 27, 2014 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99.6% of the Company’s total sales for the three and nine months ended September 27, 2014 were firearms sales, and 0.4% were investment castings sales. Export sales represent approximately 5% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

The decline in demand for the Company’s products accelerated during the third quarter of 2014, with sales declining 43% year over year and estimated sell-through from the independent distributors to retail declining 44% year over year. During this period, consumer demand appeared to decline only 3% year over year (as evidenced by the change in National Instant Criminal Background Check System (“NICS”) background checks, as adjusted by the National Shooting Sports Foundation (“NSSF”)).

The primary causes for the year over year decline in demand for the Company’s products during the third quarter included:

▪	the reduction in overall consumer demand, combined with high inventory levels at retail,
▪	retailers buying fewer firearms than they were selling, in an effort to reduce their inventories and generate cash,
▪	these factors led to aggressive price discounting by many of our competitors (this price discounting was not matched by the Company, and likely resulted in lost market share).

The reduction in consumer demand for the Company’s products was further exacerbated by:

▪	the lack of significant new product introductions from the Company, and
▪	the continued limited availability of rimfire ammunition (which the Company believes adversely affected retail sales of .22 rifles, pistols and revolvers).

Demand for higher-margin firearms accessories, especially magazines, which were in very strong demand throughout 2013 decreased significantly in the third quarter of 2014.

New products represented $72.3 million or 17% of firearm sales in the first nine months of 2014. At the end of September, the Company launched the AR-556 modern sporting rifle. Shipments of the AR-556 in the third quarter were limited and therefore did not meaningfully impact the financial results of the period.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing seven quarters was as follows:

	2014			2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	292,900	388,900	565,400	495,300	521,700	560,200	514,200

Total adjusted NICS Background Checks (thousands) (2)	2,830	2,672	3,459	3,932	2,907	3,032	4,926

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Orders Received and Ending Backlog

The Company places little weight on incoming orders and backlog as useful planning metrics. Instead, the Company uses the estimated unit sell-through of our products from the independent distributors to retailers, along with inventory levels at the independent distributors and at the Company, as the key metrics for planning production levels.

Net orders received in the first nine months of 2014 decreased 65% from the comparable prior year period and our ending order backlog of 824,700 units at September 27, 2014 decreased 1.1 million units from backlog of 1.9 million units at September 28, 2013. This year-over-year decrease is due to the reduction in demand in 2014 and the unprecedented level of orders received in the first quarter of 2013.

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2014			2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	155,900	145,200	395,000	249,700	390,400	525,600	1,085,300

Orders Received	$50.1	$42.2	$119.8	$79.5	$94.9	$150.9	$310.7

Average Sales Price of Units Ordered	$321	$291	$303	$318	$243	$286	$291

Ending Backlog	$242.9	$289.1	$396.5	$440.6	$534.1	$590.3	$602.3

Average Unit Sales Price of Ending Backlog	$295	$293	$293	$290	$285	$290	$288

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly in an effort to plan production levels and mitigate increases in inventory. These reviews resulted in decreased total unit production of 36% and 8%, respectively, for the three and nine months ending September 27, 2014 from the comparable prior year periods.

As estimated sell-through decreased, the Company managed its labor force by limiting the hiring of new employees, reducing overtime hours, and allowing attrition to reduce its total employee base. The Company’s compensation structure includes a significant performance-based incentive compensation component which allows for a more rapid reduction in labor cost. For reference, in 2013 performance-based incentive compensation comprised at least 25% of individual employee compensation.

Capital expenditures have been curtailed by the cancellation or delay of purchase orders. In addition, due to the decline in demand in certain mature product lines, some manufacturing equipment from the production cells for those products was redeployed to production cells being developed for new products or to replace older equipment in other production cells.

In 2013, the Company revised its estimate of the useful life of machinery and equipment from 10 to 7 years. This change, which became effective December 31, 2013, resulted in increased depreciation expense of $2 million and $6 million for the three and nine months ended September 27, 2014, respectively. The Company estimates that this change will increase depreciation expense for the machinery and equipment on hand at December 31, 2013 by approximately $8 million in 2014.

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows (all amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2014			2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	155,900	145,200	395,000	249,700	390,400	525,600	1,085,300

Units Produced	356,400	552,200	598,300	615,800	554,700	575,400	503,600

Units Shipped	317,100	513,700	561,400	604,900	553,000	577,200	502,300

Average Unit Sales Price	$310	$298	$301	$299	$309	$306	$305

Units on Backlog	824,700	985,900	1,354,400	1,520,800	1,876,000	2,038,600	2,090,200

Inventories

The Company’s finished goods inventory increased by 114,700 units during the first nine months of 2014. This is the first significant replenishment of finished goods inventory in several years.

Distributor inventories of the Company’s products increased by 145,000 units during the first nine months of 2014 and approximate a reasonable level to support rapid fulfillment of retailer demand.

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the distributors and at the Company, semi-monthly in an effort to plan production levels and mitigate increases in inventory. These reviews resulted in decreased total unit production of 36% and 8%, respectively, for the three and nine months ending September 27, 2014 from the comparable prior year periods.

Inventory data for the trailing seven quarters follows:

	2014			2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Units – Company Inventory	142,400	103,100	64,600	27,700	16,800	15,100	16,900

Units – Distributor Inventory (4)	350,100	325,900	201,100	205,100	95,500	64,200	47,300

Total inventory (5)	492,500	429,000	265,700	232,800	112,300	79,300	64,200

(4)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(5)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $98.3 million for the three months ended September 27, 2014, a decrease of 42.5% from $170.9 million in the comparable prior year period.

For the nine months ended September 27, 2014, consolidated net sales were $421.9 million, a decrease of 16.7% from $506.4 million in the comparable prior year period.

Firearms net sales were $97.8 million for the three months ended September 27, 2014, a decrease of 41.5% from $167.2 million in the comparable prior year period.

For the nine months ended September 27, 2014, firearms net sales were $420.0 million, a decrease of 15.6% from $497.5 million in the comparable prior year period.

Firearms unit shipments decreased 42.7% and 14.7% for the three and nine months ended September 27, 2014, respectively, from the comparable prior year periods.

Casting net sales were $0.5 million for the three months ended September 27, 2014, a decrease of 87.1% from $3.7 million in the comparable prior year period.

For the nine months ended September 27, 2014, castings net sales were $1.8 million, a decrease of 79.3% from $8.9 million in the comparable prior year period.

During 2013, the Company prioritized its internal casting needs and terminated many of its outside casting customers. As a result net casting sales decreased during the three and nine months ended September 27, 2014 from the comparable prior year periods.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $74.6 million for the three months ended September 27, 2014, a decrease of 30.9% from $108.0 million in the comparable prior year period.

For the nine months ended September 27, 2014, consolidated cost of products sold was $286.7 million, a decrease of 7.9% from $311.4 million in the comparable prior year period.

Gross margins were 24.1% and 32.1% for the three and nine months ended September 27, 2014, respectively, compared to 36.8% and 38.5% in comparable prior year periods as illustrated below (in thousands):

	Three Months Ended
	September 27, 2014		September 28, 2013

Net sales	$ 98,327	100.0%	$170,942	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	76,785	78.1%	107,030	62.6%
LIFO expense	388	0.4%	514	0.3%
Overhead rate adjustments to inventory	(2,188)	(2.2)%	(59)	-
Labor rate adjustments to inventory	(239)	(0.2)%	11	-
Product liability	(157)	(0.2)%	506	0.3%
Total cost of products sold	74,589	75.9%	108,002	63.2%

Gross profit	$ 23,738	24.1%	$ 62,940	36.8%

	Nine Months Ended
	September 27, 2014		September 28, 2013

Net sales	$421,869	100.0%	$506,376	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	288,028	68.3%	308,238	60.9%
LIFO expense	1,163	0.3%	1,055	0.2%
Overhead rate adjustments to inventory	(2,810)	(0.7)%	828	0.2%
Labor rate adjustments to inventory	(243)	(0.1)%	48	-
Product liability	517	0.1%	1,234	0.2%
Total cost of products sold	286,655	67.9%	311,403	61.5%

Gross profit	$135,214	32.1%	$194,973	38.5%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three and nine months ended September 27, 2014, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability increased as a percentage of sales by 15.5% and 7.4%, respectively, compared with the comparable 2013 periods due principally to:

•	reduced sales volume which deleveraged fixed costs, including depreciation, indirect labor, and engineering and product development costs,
•	a product mix shift away from higher-margin firearms accessories,
•	increased depreciation expense due to the reduction in the estimated useful lives of the Company’s capital assets, and
•	increased depreciation expense due to the $151 million of capital equipment purchases as the Company increased firearm sales from $144 million in 2007 to $679 million in 2013.

LIFO — For the three months ended September 27, 2014, gross inventories increased by $9.4 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.4 million. In the comparable 2013 period, gross inventories increased by $4.9 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.5 million.

For the nine months ended September 27, 2014, gross inventories increased by $28.2 million and the Company recognized LIFO expense resulting in increased cost of products sold of $1.2 million. In the comparable 2013 period, gross inventories increased by $5.3 million and the Company recognized LIFO expense resulting in increased cost of products sold of $1.1 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and nine months ended September 27, 2014, the Company was less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in increases in inventory value of $2.2 million and $2.8 million, respectively, and corresponding decreases to cost of products sold.

During the three months ended September 28, 2013, the impact of the overhead rate adjustment was de minimis. During the nine months ended September 28, 2013 the Company was more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $0.8 million, and corresponding increases to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three and nine months ended September 27, 2014, the Company was less efficient with labor and the labor rates used to absorb labor expense into inventory increased, resulting in increases in inventory value of $0.2 million and $0.2 million, respectively, and corresponding decreases to cost of products sold.

During the three and nine months ended September 28, 2013, the impact of the labor rate adjustment was de minimis.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

Due to favorable experience in product liability matters during the third quarter of 2014, income of $0.2 million was recognized. For the nine months ended September 27, 2014 product liability costs totaled $0.5 million.

For the three and nine months ended September 28, 2013, product liability costs totaled $0.5 million and $1.2 million, respectively. See Note 10 to the notes to the condensed financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit — As a result of the foregoing factors, for the three and nine months ended September 27, 2014, gross profit was $23.7 million and $135.2 million, respectively, a decrease of $39.2 million and $59.8 million from $62.9 million and $195.0 million in the comparable prior year periods. Gross profit as a percentage of sales decreased to 24.1% and 32.1% in the three and nine months ended September 28, 2014 from 36.8% and 38.5% in the comparable prior year periods. The decrease in the gross profit as a percentage of sales resulted from:

•	reduced sales volume which deleveraged fixed costs, including depreciation, indirect labor, and engineering and product development costs,
•	a product mix shift away from higher-margin firearms accessories,
•	increased depreciation expense due to the reduction in the estimated useful lives of the Company’s capital assets, and
•	increased depreciation expense due to the $151 million of capital equipment purchases as the Company increased firearm sales from $144 million in 2007 to $679 million in 2013.

Selling, General and Administrative, and Other Operating Expenses

Selling, general and administrative, and other operating expenses were $13.8 million and $54.2 million for the three and nine months ended September 27, 2014, respectively, a decrease of $4.4 million and $8.1 million, or 24.1% and 12.9%, from the comparable prior year periods. These decreases are attributable to decreased volume-driven promotional selling expenses and distribution costs, and an 89% and 50% reduction in performance-based incentive compensation and profit-sharing expenses for the three and nine months ended September 27, 2014, respectively, from the comparable prior year periods.

Other income, net

Other income, net was $0.6 million and $1.1 million in the three and nine months ended September 27, 2014, compared to $0.4 million and $0.7 million in the three and nine months ended September 28, 2013, respectively.

Income Taxes and Net Income

The Company’s effective income tax rate in the three and nine months ended September 27, 2014 was 36.0% and 34.9%, respectively. The Company’s effective income tax rate in the three and nine months ended September 28, 2013 was 36.5%. The decrease in the effective income tax rate in 2014 is due to the recognition of an increase in the 2013 domestic production activities deduction.

As a result of the foregoing factors, consolidated net income was $6.8 million and $53.4 million for the three and nine months ended September 27, 2014. This represents a decrease of 76.3% and 37.0% from $28.7 million and $84.7 million in the comparable prior year periods.

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

EBITDA decreased 61% and 26% for the three and nine months ended September 27, 2014 compared to the prior year periods.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net income	$ 6,781	$28,671	$ 53,387	$ 84,697

Income tax expense	3,815	16,481	28,648	48,684
Depreciation and amortization expense	8,940	4,743	26,820	14,177
Interest expense, net	37	40	110	95
EBITDA	$19,573	$49,935	$108,965	$147,653

Financial Condition

Liquidity

At the end of the third quarter of 2014, the Company’s cash totaled $28.1 million. Pre-LIFO working capital of $122.2 million, less the LIFO reserve of $39.7 million, resulted in working capital of $82.5 million and a current ratio of 2.7 to 1.

Operations

Cash provided by operating activities was $31.0 million for the nine months ended September 27, 2014 compared to $83.7 million for the comparable prior year period. The decrease in cash provided by operations is primarily attributable to decreased profitability, increases in inventory and other assets 2014 and decreases in accounts payable and employee compensation during the nine months ended September 27, partially offset by a decrease in accounts receivable and increased depreciation expense during the same period.

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

Investing and Financing

Capital expenditures for the nine months ended September 27, 2014 totaled $28.7 million. In 2014, the Company expects to spend approximately $40 million on capital expenditures to purchase tooling fixtures and equipment for new product introductions and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $28.7 million were paid during the nine months ended September 27, 2014.

On October 29, 2014, the Board of Directors authorized a dividend of 14¢ per share, for shareholders of record as of November 12, 2014, payable on November 26, 2014. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

During the nine months ended September 27, 2014, the Company did not repurchase any shares of its common stock. As of September 27, 2014, $100 million remained authorized for future stock repurchases.

The Company migrated its retirement benefits from defined-benefit pension plans to defined-contribution retirement plans, utilizing its current 401(k) plan.

The Company expects to fully fund and terminate its hourly and salaried defined-benefit pension plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements in the fourth quarter of 2014. Plan participants will not be adversely affected by the plan terminations, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

The settlement and termination of the frozen pension plans are expected to result in a cash payment of approximately $8 million and an income statement expense of approximately $40 million in the fourth quarter of 2014.

The Company contributed $3 million to the frozen pension plans in 2013. If the Company is successful in settling and terminating the frozen pension plans in the fourth quarter of 2014, there will be no further cash contributions in future years. If the frozen pension plans are not settled and terminated, the Company likely will be required to make cash contributions to the two defined-benefit pension plans in future years. These annual required contributions will be based on the amount of the unfunded plan liabilities derived from the frozen benefits and will not include liabilities for any future accrued benefits for any new or existing participants. The total amount of these future cash contributions will depend on the investment returns generated by the plans’ assets and the then-applicable discount rates used to calculate the plans’ liabilities.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2015, remained unused at September 27, 2014 and the Company has no debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 27, 2014.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2014, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has reported all product liability cases instituted against it through June 28, 2014, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending September 27, 2014.

During the three months ending September 27, 2014, the Company settled the previously reported case of Browning v. Sturm, Ruger & Co., Inc.

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

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: October 29, 2014	S/ THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer

