Form 10-K
period 2014-12-31
STURM RUGER & CO INC
filed 2015-02-25
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒     NO ☐

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐      NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒  NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014:

Common Stock, $1 par value - $1,145,793,000

The number of shares outstanding of the registrant's common stock as of February 16, 2015:

Common Stock, $1 par value –18,737,000 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2015 Annual Meeting of Stockholders to be held May 5, 2015 are incorporated by reference into Part III (Items 10 through 14) of this Report.

1

EXPLANATORY NOTE:

In this Annual Report on Form 10-K, Sturm, Ruger & Company, Inc., and Subsidiary (the “Company”) makes forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company, the impact of future firearms control and environmental legislation, and accounting estimates, any one or more of which could cause actual results to differ materially from those projected. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc., and Subsidiary (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the year ended December 31, 2014 were from the firearms segment, with less than 1% from the castings segment. Export sales represent approximately 4% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company primarily offers products in three industry product categories – rifles, pistols, and revolvers. The Company’s firearms are sold through independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys for internal use in the firearms segment and has minimal sales to outside customers. In November 2014, the Company established a metal injection molding (“MIM”) subsidiary, whose production is intended to supply the firearms segment, with only minimal outside sales. The castings and MIM parts sold to outside customers, either directly to or through manufacturers’ representatives, represented less than 1% of the Company’s total sales for the year ended December 31, 2014.

For the years ended December 31, 2014, 2013, and 2012, net sales attributable to the Company's firearms operations were approximately $542.3 million, $678.6 million and $484.9 million, or virtually all of the total net sales in each year. The balance of the Company's net sales for the aforementioned periods was attributable to its castings operations.

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

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Sales of rifles by the Company accounted for approximately $203.9 million, $217.6 million, and $143.9 million of total net sales for the years 2014, 2013, and 2012, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Net sales of pistols by the Company accounted for approximately $198.2 million, $293.5 million, and $216.5 million of revenues for the years 2014, 2013, and 2012, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Net sales of revolvers by the Company accounted for approximately $112.8 million, $108.2 million, and $92.7 million of revenues for the years 2014, 2013, and 2012, respectively.

Shotguns

A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. Sales of shotguns by the Company were insignificant in the past three years.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $23.9 million, $59.3 million, and $31.8 million of total net sales for the years 2014, 2013, and 2012, respectively.

Castings Products

Net sales attributable to the Company’s casting operations (excluding intercompany transactions) accounted for approximately $2.2 million, $9.7 million, and $6.9 million, for 2014, 2013, and 2012, respectively. These sales represented no more than 1% of total net sales in each of these years.

Manufacturing

Firearms

The Company produces one model of pistol, all of its revolvers and most of its rifles at the Newport, New Hampshire facility. Most of the pistols are produced at the Prescott, Arizona facility. A limited number of rifle models and one pistol model are produced at the Mayodan, North Carolina facility, which began operations in the latter months of 2013.

Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company's castings segment through processes known as precision investment casting. The Company also uses many metal injection molding (“MIM”) parts in its firearms. See "Manufacturing-Castings" for a description of these processes. In November 2014, the Company established a metal injection molding (“MIM”) subsidiary, whose production is intended to supply the firearms segment, with only minimal outside sales. The Company believes that investment castings and MIM parts provide greater design flexibility and result in component parts which are generally close to their ultimate shape and, therefore, require less machining than processes requiring machining a solid billet of metal to obtain a part. Through the use of investment castings and MIM parts, the Company endeavors to produce durable and less costly component parts for its firearms.

All assembly, inspection, and testing of firearms manufactured by the Company are performed at the Company's manufacturing facilities. Every firearm, including every chamber of every revolver manufactured by the Company, is test-fired prior to shipment.

Investment Castings and Metal Injected Moldings

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

Metal injection molding is a metalworking process by which finely-powdered metal is mixed with a measured amount of binder material to comprise a feedstock capable of being handled by plastic processing equipment through a process known as injection mold forming. The molding process allows complex parts to be shaped in a single operation and in high volume.

Marketing and Distribution

Firearms

The Company's firearms are primarily marketed through a network of federally licensed, independent wholesale distributors who purchase the products directly from the Company. They resell to federally licensed, independent retail firearms dealers who in turn resell to legally authorized end users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 16 distributors service the domestic commercial market, with an additional 25 distributors servicing the domestic law enforcement market and one distributor servicing the Canadian market.

In 2014, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-19%; Lipsey’s-13%; Sports South-13%, and Jerry’s/Ellett Brothers-12%.

In 2013, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-16%; Jerry’s/Ellett Brothers-14%; Lipsey’s-14%; and Sports South-11%.

In 2012, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-17%; Jerry’s/Ellett Brothers-14%; Lipsey’s-13%; and Sports South-12%.

The Company employs 13 employees who service these distributors and call on retailers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end users rather than from the independent wholesale distributors, the Company believes that the loss of any distributor would not have a material, long-term adverse effect on the Company, but may have a material adverse effect on the Company’s financial results for a particular period. The Company considers its relationships with its distributors to be satisfactory.

The Company also exports its firearms through a network of selected commercial distributors and directly to certain foreign customers, consisting primarily of law enforcement agencies and foreign governments. Foreign sales were less than 5% of the Company's consolidated net sales for each of the past three fiscal years.

The Company does not consider its overall firearms business to be predictably seasonal; however, orders of many models of firearms from the distributors tend to be stronger in the first quarter of the year and weaker in the third quarter of the year. This is due in part to the timing of the distributor show season, which occurs during the first quarter.

Castings

The castings segment provides castings and MIM parts for the Company’s firearms segment. In addition, the castings segment produces some products for a number of customers in a variety of industries.

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

Castings

There are a large number of investment castings and MIM manufacturers, both domestic and foreign, with which the Company competes. Competition varies based on the type of investment castings products and the end use of the product (commercial, sporting goods, or military). Companies offering alternative methods of manufacturing such as wire electric discharge machining (EDM) and advancements in computer numeric controlled (CNC) machining also compete with the Company’s castings segment. Many of these competitors are larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete with these competitors. The principal methods of competition in the industry are quality, price, and production lead time.

Employees

As of February 1, 2015, the Company employed approximately 1,843 full-time employees of which approximately 28% had at least ten years of service with the Company. The Company uses temporary employees to supplement its workforce. As of February 1, 2015, there were approximately 230 temporary employees.

None of the Company's employees are subject to a collective bargaining agreement.

Research and Development

In 2014, 2013, and 2012, the Company spent approximately $10.0 million, $6.2 million, and $5.9 million, respectively, on research and development activities relating to new products and the improvement of existing products. As of February 1, 2015, the Company had approximately 103 employees whose primary responsibilities were research and development activities.

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

Name	Age	Position With Company
Michael O. Fifer	57	Chief Executive Officer

Christopher J. Killoy	56	President and Chief Operating Officer

Thomas A. Dineen	46	Vice President, Treasurer and Chief Financial Officer

Mark T. Lang	58	Group Vice President

Thomas P. Sullivan	54	Vice President of Newport Operations

Kevin B. Reid, Sr.	54	Vice President, General Counsel and Corporate Secretary

Steven M. Maynard	60	Vice President of Lean Business Development

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

Thomas P. Sullivan joined the Company as Vice President of Newport Operations for the Newport, New Hampshire Firearms and Pine Tree Castings divisions on August 14, 2006. Mr. Sullivan is also responsible for the Mayodan, North Carolina Firearms Division.

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

Additionally, the Company’s corporate governance materials, including its Corporate Governance Guidelines, the charters of the Audit, Compensation, and Nominating and Corporate Governance committees, and the Code of Business Conduct and Ethics may also be found under the “Stockholder Relations” subsection of the “Corporate” section of the Company’s Internet site at http://www.ruger.com/corporate. A copy of the foregoing corporate governance materials is available upon written request to the Corporate Secretary at Sturm, Ruger & Company, Inc., Lacey Place, Southport, Connecticut 06890.

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

The Newport, New Hampshire, Prescott, Arizona and Mayodan, North Carolina facilities are critical to the Company’s success. These facilities house the Company’s principal production, research, development, engineering, design, and shipping operations. Any event that causes a disruption of the operation of any of these facilities for even a relatively short period of time could have a material adverse effect on the Company’s ability to produce and ship products and to provide service to its customers.

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

Certain provisions of the federal healthcare legislation, in particular the “unlimited lifetime benefit” which eliminated the practice of capping the amount of medical benefits available to an individual, could have a material adverse effect on the Company’s financial position.  The Company self-insures the cost of the medical benefits for its employees up to an annual and lifetime maximum per individual.  It supplements this self-insurance with “stop loss” insurance for costs incurred above these maximum thresholds.  In the past, the medical benefit costs for several Company employees each year have exceeded this maximum, in some cases significantly. It is the Company’s expectation that if it is forced to provide an “unlimited lifetime benefit” its medical costs would likely increase significantly, which would have a material adverse effect on its financial condition.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The Company’s manufacturing operations are carried out at four facilities. The following table sets forth certain information regarding each of these facilities:

	Approximate Aggregate Usable Square Feet	Status	Segment

Newport, New Hampshire	350,000	Owned	Firearms/Castings

Prescott, Arizona	230,000	Leased	Firearms

Mayodan, North Carolina	220,000	Owned	Firearms

Earth City, Missouri	35,000	Leased	Castings

Each firearms facility contains enclosed ranges for testing firearms. The lease of the Prescott facility provides for rental payments, which are approximately equivalent to estimated rates for real property taxes.

The Company has three other facilities that were not used in its manufacturing operations in 2014:

	Approximate Aggregate Usable Square Feet	Status	Segment

Southport, Connecticut	25,000	Owned	Corporate
Newport, New Hampshire (Dorr Woolen Building)	45,000	Owned	Firearms
Enfield, Connecticut	10,000	Leased	Firearms

There are no mortgages or any other major encumbrance on any of the real estate owned by the Company.

The Company’s principal executive offices are located in Southport, Connecticut.

ITEM 3—	LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 16 to the financial statements, which are included in this Annual Report on Form 10-K.

The Company has reported all cases instituted against it through September 27, 2014, and the results of those cases, where terminated, to the SEC on its previous Quarterly Reports on Form 10-Q and Annual Reports on 10-K, to which reference is hereby made.

During the three months ending December 31, 2014, one case was formally instituted against the Company, captioned Riveting Systems, LLC, D/B/A Grant Riveters v. Sturm, Ruger & Company, Inc., pending in Superior Court, Fairfield, Connecticut.

During the three months ending December 31, 2014, no cases previously reported were settled or dismissed.

ITEM 4—	MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 16, 2015, the Company had 1,737 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported on the New York Stock Exchange and dividends paid on the Company’s common stock.

	High	Low	Dividends Per Share
2013:
First Quarter	$58.50	$44.84	$0.404
Second Quarter	52.73	44.76	0.490
Third Quarter	65.85	46.69	0.650
Fourth Quarter	80.28	62.02	0.580

2014:
First Quarter	$85.93	$59.26	$0.540
Second Quarter	69.19	57.71	0.490
Third Quarter	60.59	45.76	0.450
Fourth Quarter	52.41	33.60	0.140

Issuer Repurchase of Equity Securities

In 2014 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
November	76.684	$37.35	76,684
December	604,129	$34.94	604,129
Total	680,813	$35.22	680,813	$75,998,000

In 2013 and 2012, the Company did not repurchase any shares of its common stock.

Comparison of Five-Year Cumulative Total Return*

Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Value Line Recreation Index and Smith & Wesson Holding

(Performance Results Through 12/31/14)

Assumes $100 invested at the close of trading 12/09 in Sturm, Ruger & Company, Inc. common stock, Standard & Poor’s 500, Value Line Recreation Index and Smith & Wesson Holding

* Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

	2009	2010	2011	2012	2013	2014
Sturm, Ruger & Co., Inc.	$100.00	$161.14	$358.60	$500.28	$835.20	$407.23
Standard & Poor’s 500	$100.00	$115.06	$117.49	$136.29	$180.43	$205.13
Value Line Recreation Index	$100.00	$150.04	$138.27	$185.59	$255.46	$277.83
Smith & Wesson Holding	$100.00	$91.44	$106.60	$206.36	$329.83	$231.54
17

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2014:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2001 Stock Option Plan for Non-Employee Directors	7,000	$6.15 per share	-
2007 Stock Incentive Plan	33,977	$9.44 per share	628,000
Equity compensation plans not approved by security holders
None.
Total	40,977	$8.82 per share	628,000

*	Restricted stock units are settled in shares of common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.
18

ITEM 6—SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
December 31,
	2014	2013	2012	2011	2010
Net firearms sales	542,267	$678,552	$484,933	$324,200	$251,680
Net castings sales	2,207	9,724	6,891	4,616	3,526
Total net sales	544,474	688,276	491,824	328,816	255,206
Cost of products sold	375,300	429,671	312,871	217,058	171,224
Gross profit	169,174	258,605	178,953	111,758	83,982
Income before income taxes	57,240	175,232	112,109	63,516	44,149
Income taxes	18,612	63,960	41,480	23,501	15,894
Net income	38,628	111,272	70,629	40,015	28,255
Basic earnings per share	1.99	5.76	3.69	2.12	1.48
Diluted earnings per share	1.95	5.58	3.60	2.09	1.46
Cash dividends per share	$1.62	$2.12	$5.80	$0.43	$0.33

December 31,
	2014	2013	2012	2011	2010
Working capital	$57,792	$69,460	$37,430	$96,646	$71,885
Total assets	254,382	277,118	174,486	206,510	157,761
Total stockholders’ equity	185,462	179,086	95,032	137,391	114,480
Book value per share	$9.90	$9.26	$4.93	$7.20	$6.08
Return on stockholders’ equity	21.2%	81.2%	60.8%	32.0%	26.9%
Current ratio	2.0 to 1	1.8 to 1	1.6 to 1	3.0 to 1	3.2 to 1
Common shares outstanding	18,737,000	19,348,000	19,263,000	19,083,100	18,837,300
Number of stockholders of record	1,726	1,718	1,771	1,860	1,841
Number of employees	1,847	1,862	1,441	1,224	1,164

ITEM 7—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for 2014 were firearms sales, with less than 1% from the castings segment. Export sales represent approximately 4% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

The Company also manufactures investment castings made from steel alloys for internal use in its firearms and for sale to unaffiliated, third-party customers. In November 2014, the Company established a metal injection molding (“MIM”) subsidiary, whose production is intended to supply the firearms segment, with only minimal outside sales.

Orders of many models of firearms from the independent distributors tend to be stronger in the first quarter of the year and weaker in the third quarter of the year. This is due in part to the timing of the distributor show season, which occurs during the first quarter.

Results of Operations - 2014

Product Demand

The strong demand experienced in 2013 remained through the first quarter of 2014 and much of the second quarter. This continued strong demand was due to:

•	new shooters joining the ranks of gun owners,
•	the Company’s introduction of many innovative new products in the past few years, and
•	increased manufacturing capacity and greater product availability for certain products in strong demand.

During the latter half of 2014, demand for the Company’s products declined significantly due to:

▪	the reduction in overall consumer demand,
▪	high inventory levels at retail, which encouraged retailers to buy fewer firearms than they were selling, in an effort to reduce their inventories and generate cash,
▪	aggressive price discounting by many of our competitors, and
▪	the lack of significant new product introductions from the Company,

Demand for higher-margin firearms accessories, especially magazines, which was very strong in 2013, softened in the first half of 2014 and then decreased significantly in the latter half of 2014.

New product introductions in 2014 included the AR-556 modern sporting rifle and the LC9s pistol. New products represented $89.4 million or 16% of firearm sales in 2014, compared to $195.8 million or 29% of firearms sales in 2013. New product sales include only major new products that were introduced in the past two years.

The estimated sell-through of the Company’s products from the independent distributors to retailers decreased 20% in 2014. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) decreased 12%.

Estimated sell-through from distributors to retailers and total adjusted NICS background checks follow:

	2014	2013	2012

Estimated Units Sold from Distributors to Retailers (1)	1,669,700	2,091,500	1,772,800

Total Adjusted NICS Background Checks (2)	13,090,400	14,796,900	13,780,000

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Net orders received in 2014 decreased 55% from 2013 and our ending order backlog of 651,400 units at December 31, 2014 decreased 0.9 million units from backlog of 1.5 million units at December 31, 2013. These year-over-year decreases are due to the reduction in demand in 2014 and the unprecedented level of orders received in the first quarter of 2013.

The units ordered, value of orders received and ending backlog, net of Federal Excise Tax, for the trailing three years are as follows (dollars in millions, except average sales price):

	2014	2013	2012

Orders Received	$286.8	$636.0	$796.7

Average Sales Price of Orders Received	$311	$283	$277

Ending Backlog	$204.2	$440.6	$427.1

Average Sales Price of Ending Backlog	$313	$290	$283

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly in an effort to plan production levels and mitigate increases in inventory. These reviews resulted in decreased total unit production of 17% in 2014 compared to 2013.

As estimated sell-through decreased, the Company managed its labor force by limiting the hiring of new employees, reducing overtime hours, and allowing attrition to reduce its total employee base. The Company’s compensation structure includes a significant performance-based incentive compensation component which allows for a more rapid reduction in labor cost. For reference, in 2014 performance-based incentive compensation comprised at least 15% of individual employee compensation, down from 25% in 2013.

Capital expenditures have been curtailed by the cancellation or delay of purchase orders. In addition, due to the decline in demand in certain mature product lines, some manufacturing equipment from the production cells for those products was redeployed to production cells being developed for new products or to replace older equipment in other production cells.

In 2013, the Company revised its estimate of the useful life of machinery and equipment from 10 years to 7 years. This change, which became effective December 31, 2013, resulted in increased depreciation expense of $7 million in 2014. The Company estimates that this change will increase depreciation expense for the machinery and equipment on hand at December 31, 2013 by approximately $3 million and $1 million in 2015 and 2016, respectively.

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and backorders follows:

	2014	2013	2012

Units Ordered	921,900	2,251,000	2,879,200

Units Produced	1,867,800	2,249,500	1,695,900

Units Shipped	1,791,300	2,237,400	1,696,400

Average Sales Price	$303	$303	$286

Units on Backorder	651,400	1,520,800	1,507,200

Inventories

The Company’s finished goods inventory increased by 76,500 units during 2014. This is the first significant replenishment of finished goods inventory in several years.

Distributor inventories of the Company’s products increased by 121,600 units during 2014 and approximate a reasonable level to support rapid fulfillment of retailer demand.

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the distributors and at the Company semi-monthly in an effort to plan production levels and mitigate undesired increases in inventory. These reviews resulted in decreased total unit production of 17% in 2014.

Inventory data follows:

	December 31,
	2014	2013	2012
Units – Company Inventory	104,200	27,700	15,600

Units – Distributor Inventory (3)	326,700	205,100	59,200

Total inventory (4)	430,900	232,800	74,800

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2014, as compared to year ended December 31, 2013:

Net Sales

Consolidated net sales were $544.5 million in 2014. This represents a decrease of $143.8 million or 20.9% from 2013 consolidated net sales of $688.3 million.

Firearms segment net sales were $542.3 million in 2014. This represents a decrease of $136.3 million or 20.1% from 2013 firearm net sales of $678.6 million. Firearms unit shipments decreased 19.9% in 2014.

Casting segment net sales were $2.2 million in 2014. This represents a decrease of $7.5 million or 77.3% from 2013 casting sales of $9.7 million.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $375.3 million in 2014. This represents a decrease of $54.4 million or 12.7% from 2013 consolidated cost of products sold of $429.7 million.

The gross margin was 31.1% in 2014. This represents a decrease from the 2013 gross margin of 37.6% as illustrated below:

(in thousands)
Year Ended December 31,	2014		2013

Net sales	$544,474	100.0%	$688,276	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	378,207	69.5%	427,737	62.1%
LIFO expense	2,062	0.4%	427	0.1%

Overhead rate adjustments to inventory	(5,320)	(1.0)%	183	0%

Labor rate adjustments to inventory	(424)	(0.1)%	71	0%

Product liability	775	0.1%	1,253	0.2%

Total cost of products sold	375,300	68.9%	429,671	62.4%

Gross profit	$169,174	31.1%	$258,605	37.6%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability- In 2014, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability increased as a percentage of sales by 7.4% compared to 2013. The main contributors to this increase are:

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

LIFO- Gross inventories increased by $24.8 million and $8.4 million in 2014 and 2013, respectively. In 2014 and 2013, the Company recognized LIFO expense of $2.1 million and $0.4 million, respectively, which increased cost of products sold.

Overhead Rate Change- The net impact on inventory in 2014 from the change in the overhead rates used to absorb overhead expenses into inventory was an increase of $5.3 million, reflecting decreased overhead efficiency. This increase in inventory value resulted in a corresponding decrease to cost of products sold in 2014. In 2013, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was a decrease of $0.2 million, reflecting increased overhead efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold.

Labor Rate Adjustments- In 2014, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was an increase of $0.4 million, reflecting decreased labor efficiency. This increase in inventory value resulted in a corresponding decrease to cost of products sold. The net impact in 2013 from the change in the labor rates used to absorb labor expenses into inventory was a decrease to inventory of $0.1 million, reflecting increased labor efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold.

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $0.8 million and $1.3 million in 2014 and 2013, respectively. See Note 16 in the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit- Gross profit was $169.2 million or 31.1% of sales in 2014. This is a decrease of $89.4 million from 2013 gross profit of $258.6 million or 37.6% of sales in 2013.

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

Selling, General and Administrative

Selling, general and administrative expenses were $73.4 million in 2014, a decrease of $10.7 million from $84.1 million in 2013, and an increase from 12.2% of sales in 2013 to 13.5% of sales in 2014. The decrease in selling, general and administrative expenses is attributable to decreased volume-driven promotional selling expenses and distribution costs, and a 60% reduction in performance-based incentive compensation and profit-sharing expenses in 2014 compared to 2013.

Defined Benefit Pension Plans Settlement Charge

The Company fully funded and terminated its hourly and salaried defined-benefit pension plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements in 2014. The settlement and termination of the frozen pension plans resulted in an income statement expense of $40.9 million in 2014.

Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following (in thousands):

	2014	2013

Gain on sale of operating assets	$(1)	$(65)
Frozen defined-benefit pension plan (income) expense	(1,611)	(336)

Total other operating (income) expenses, net	$(1,612)	$(401)

Operating Income

Operating income was $56.3 million or 10.4% of sales in 2014. This is a decrease of $118.6 million from 2013 operating income of $174.9 million or 25.4% of sales.

Royalty Income

Royalty income was $0.5 million in 2014. This represents a decrease of $0.2 million from 2013 royalty income of $0.7 million. The decrease is primarily attributable to decreased income from licensing agreements.

Interest Income

Interest income was negligible in 2014 and 2013.

Interest Expense

Interest expense was negligible in 2014 and 2013.

Other Income (Expense), Net

Other income (expense), net was an income of $0.6 million in 2014, an increase of $0.8 million from an expense of $0.2 million in 2013. This improvement is attributable primarily to the write-down of an investment in 2013.

Income Taxes and Net Income

The effective income tax rate was 32.5% in 2014 and 36.5% in 2013. The decrease in the effective tax rate is primarily attributable to an increase in the domestic production activities deduction in 2014.

As a result of the foregoing factors, consolidated net income was $38.6 million in 2014. This represents a decrease of $72.7 million from 2013 consolidated net income of $111.3 million.

Non-GAAP Financial Measure

In an effort to provide investors with additional information regarding its results, the Company refers to various United States generally accepted accounting principles (“GAAP”) financial measures and one non-GAAP financial measure, EBITDA, which management believes provides useful information to investors. This non-GAAP measure may not be comparable to similarly titled measures being disclosed by other companies. In addition, the Company believes that the non-GAAP financial measure should be considered in addition to, and not in lieu of, GAAP financial measures. The Company believes that EBITDA is useful to understanding its operating results and the ongoing performance of its underlying business, as EBITDA provides information on the Company’s ability to meet its capital expenditure and working capital requirements, and is also an indicator of profitability. The Company believes that this reporting provides better transparency and comparability to its operating results. The Company uses both GAAP and non-GAAP financial measures to evaluate the Company’s financial performance.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2014	2013

Net income	$38,628	$111,272

Income tax expense	18,612	63,960
Depreciation and amortization expense	36,706	20,362
Interest expense	152	135
Interest income	(2)	(4)
Pension plan termination expense, net of cash payment	32,218	—
EBITDA	$126,314	$195,725

EBITDA is defined as earnings before interest, taxes, and depreciation and amortization. The Company calculates this by adding the amount of interest expense, income tax expense and depreciation and amortization expenses that have been deducted from net income back into net income, and subtracting the amount of interest income that was included in net income from net income to arrive at EBITDA. The Company’s EBITDA calculation also excludes any one-time non-cash, non-operating expense, such as the pension plan termination expense.

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2014
	Q4	Q3	Q2	Q1

Units Ordered	225,800	155,900	145,200	395,000

Units Produced	360,900	356,400	552,200	598,300

Units Shipped	399,100	317,100	513,700	561,400

Estimated Units Sold from Distributors to Retailers	422,500	292,900	388,900	565,400

Total Adjusted NICS Background Checks	4,129,000	2,830,000	2,672,000	3,459,000

Average Unit Sales Price	$306	$310	$298	$301

Units on Backorder	651,400	824,700	985,900	1,354,400

Units – Company Inventory	104,200	142,400	103,100	64,600

Units – Distributor Inventory (5)	326,700	350,100	325,900	201,100

	2013
	Q4	Q3	Q2	Q1

Units Ordered	249,700	390,400	525,600	1,085,300

Units Produced	615,800	554,700	575,400	503,600

Units Shipped	604,900	553,000	577,200	502,300

Estimated Units Sold from Distributors to Retailers	495,300	521,700	560,200	514,200

Total Adjusted NICS Background Checks	3,932,000	2,907,000	3,032,000	4,926,000

Average Unit Sales Price	$299	$309	$306	$305

Units on Backorder	1,520,800	1,876,000	2,038,600	2,090,200

Units – Company Inventory	27,700	16,800	15,100	16,900

Units – Distributor Inventory (5)	205,100	95,500	64,200	47,300

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2014
	Q4	Q3	Q2	Q1

Orders Received	$74.7	$50.1	$42.2	$119.8

Average Sales Price of Orders Received	$331	$321	$291	$303

Ending Backlog	$204.2	$242.9	$289.1	$396.5

Average Sales Price of Ending Backlog	$313	$295	$293	$293

	2013
	Q4	Q3	Q2	Q1

Orders Received	$79.5	$94.9	$150.9	$310.7

Average Sales Price of Orders Received	$318	$243	$286	$291

Ending Backlog	$440.6	$534.1	$590.3	$602.3

Average Sales Price of Ending Backlog	$290	$285	$290	$288

Fourth Quarter Gross Profit Analysis

The gross margin for the fourth quarter of 2014 and 2013 was 27.7% and 35.0%, respectively. Details of the gross margin are illustrated below:

(in thousands)
Three Months Ended December 31,	2014		2013

Net sales	$122,605	100.0%	$181,901	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	90,180	73.5%	119,499	65.7%

LIFO (income) expense	900	0.7%	(628)	(0.3)%

Overhead rate adjustments to inventory	(2,510)	(2.0)%	(644)	(0.4)%

Labor rate adjustments to inventory	(183)	(0.1)%	24	0%

Product liability	258	0.2%	18	0%

Total cost of products sold	88,645	72.3%	118,269	65.0%

Gross profit	$33,960	27.7%	$63,632	35.0%

Note: For a discussion of the captions in the above table, please see the “Cost of Products Sold and Gross Profit” discussion above.

Results of Operations - 2013

Year ended December 31, 2013, as compared to year ended December 31, 2012:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2013	2012	2011

Units Ordered	2,251,000	2,879,200	1,388,100

Units Produced	2,249,500	1,695,900	1,114,700

Units Shipped	2,237,400	1,696,400	1,123,100

Average Sales Price	$303	$286	$289

Units on Backorder	1,520,800	1,507,200	337,400

Units – Company Inventory	27,700	15,600	16,200

Units – Distributor Inventory (1)	205,100	59,200	135,600

Castings Setups	273,597	257,312	198,000

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2013	2012	2011

Orders Received	$636.0	$796.7	$385.9

Average Sales Price of Orders Received (2)	$283	$277	$278

Ending Backlog (2)	$440.6	$427.1	$98.2

Average Sales Price of Ending Backlog (2)	$290	$283	$291

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Product Demand

Demand for the Company’s products was strong in 2013. We believe this strong demand for our products was due to:

•	the Company’s continued practice of introducing innovative and exciting products,
•	new shooters joining the ranks of gun owners,
•	the current political environment that favorably impacted the entire firearms industry, and
•	increased manufacturing capacity and greater product availability for certain products in strong demand.

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

Quarterly Summary Unit Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2013
	Q4	Q3	Q2	Q1

Units Ordered	249,700	390,400	525,600	1,085,300

Units Produced	615,800	554,700	575,400	503,600

Units Shipped	604,900	553,000	577,200	502,300

Estimated Units Sold from Distributors to Retailers	495,300	521,700	560,200	514,200

Total Adjusted NICS Background Checks	3,932,000	2,907,000	3,032,000	4,926,000

Average Sales Price	$299	$309	$306	$305

Units on Backorder	1,520,800	1,876,000	2,038,600	2,090,200

Units – Company Inventory	27,700	16,800	15,100	16,900

Units – Distributor Inventory (3)	205,100	95,500	64,200	47,300

	2012
	Q4	Q3	Q2	Q1

Units Ordered	1,069,200	318,300	291,500	1,200,100

Units Produced	461,500	436,500	418,800	379,100

Units Shipped	467,300	425,500	421,100	382,500

Estimated Units Sold from Distributors to Retailers	504,700	396,900	410,300	460,800

Total Adjusted NICS Background Checks	4,882,000	2,904,000	2,619,000	3,376,000

Average Sales Price	$295	$273	$280	$290

Units on Backorder	1,507,200	908,700	1,016,700	1,153,500

Units – Company Inventory	15,600	21,400	10,400	12,800

Units – Distributor Inventory (3)	59,200	96,600	68,000	57,200

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2013
	Q4	Q3	Q2	Q1

Orders Received	$79.5	$94.9	$150.9	$310.7

Average Sales Price of Orders Received (4)	$318	$243	$286	$291

Ending Backlog	$440.6	$534.1	$590.3	$602.3

Average Sales Price of Ending Backlog (4)	$290	$243	$286	$291

	2012
	Q4	Q3	Q2	Q1

Orders Received	$310.4	$92.9	$84.6	$308.7

Average Sales Price of Orders Received (4)	$290	$292	$290	$257

Ending Backlog	$427.1	$249.7	$273.2	$304.4

Average Sales Price of Ending Backlog (4)	$283	$275	$269	$264

(4)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

Other Income, Net

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

Non-GAAP Financial Measure

In an effort to provide investors with additional information regarding its results, the Company refers to various GAAP financial measures and one non-GAAP financial measure, EBITDA, which management believes provides useful information to investors. This non-GAAP measure may not be comparable to similarly titled measures being disclosed by other companies. In addition, the Company believes that the non-GAAP financial measure should be considered in addition to, and not in lieu of, GAAP financial measures. The Company believes that EBITDA is useful to understanding its operating results and the ongoing performance of its underlying business, as EBITDA provides information on the Company’s ability to meet its capital expenditure and working capital requirements, and is also an indicator of profitability. The Company believes that this reporting provides better transparency and comparability to the Company operating results. The Company uses both GAAP and non-GAAP financial measures to evaluate the Company’s financial performance.

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

Financial Condition

Liquidity

At December 31, 2014, the Company had cash and cash equivalents of $8.9 million. Our pre-LIFO working capital of $98.1 million, less the LIFO reserve of $40.6 million, resulted in working capital of $57.5 million and a current ratio of 2.0 to 1.

Operations

Cash provided by operating activities was $55.6 million, $119.7 million, and $87.2 million in 2014, 2013, and 2012, respectively. The decrease in cash provided in 2014 compared to 2013 is attributable to decreased profitability, increases in inventory and other assets and decreases in accounts payable and employee compensation during 2014, partially offset by a decrease in accounts receivable and increased depreciation expense during the same period.

The increase in cash provided in 2013 compared to 2012 is attributable to increased profitability in 2013.

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

Investing and Financing

Capital expenditures were $45.6 million, $54.6 million, and $27.3 million in 2014, 2013, and 2012, respectively. In 2015, the Company expects to spend $30 million on capital expenditures to purchase tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

During the past several years, the Board of Directors authorized the Company to repurchase shares of its common stock. In 2014, the Company repurchased approximately 680,800 shares of its common stock representing 3.5% of the then outstanding shares, in the open market at an average price of $35.22 per share. These purchases were made with cash held by the Company and no debt was incurred. In 2013 and 2012, no shares were repurchased.

At December 31, 2014, $76.0 million remained authorized for future share repurchases.

On December 21, 2012, the Company paid a special dividend of $4.50 per share to shareholders of record on December 7, 2012. This dividend totaled $86.7 million.

Including the $4.50 per share special dividend paid on December 21, 2012, the Company paid dividends totaling $31.4 million, $41.1 million and $111.5 million in 2014, 2013, and 2012, respectively.

On February 10, 2015, the Company’s Board of Directors authorized a dividend of 17¢ per share to shareholders of record on March 13, 2015. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash, and the Company’s need for funds.

In 2007, the Company migrated its retirement benefits from defined-benefit pension plans to defined-contribution retirement plans, utilizing its current 401(k) plan.

The Company amended its hourly and salaried defined-benefit pension plans so that employees no longer accrued benefits under them effective December 31, 2007. This action “froze” the benefits for all employees and prevented future hires from joining the plans. Currently, the Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

The Company fully funded and terminated its hourly and salaried defined-benefit pension plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements in the fourth quarter of 2014. Plan participants were not adversely affected by the plan terminations, but rather had their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

The settlement and termination of the frozen pension plans resulted in a cash payment of $7.5 million and an income statement expense of $41.0 million in the fourth quarter of 2014.

The Company contributed $7.5 million, $3 million, and $3 million to the frozen pension plans in 2014, 2013, and 2012. Since the plans have been fully funded, settled, and terminated, no further cash contributions will be required in future years.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2015, remained unused at December 31, 2014 and the Company has no debt.

Contractual Obligations

The table below summarizes the Company’s significant contractual obligations at December 31, 2014, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2014.

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

Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$927	$241	$684	$2	—
Purchase Obligations	$116,594	$116,594	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$117,521	$116,835	$684	$2	—

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Firearms Legislation and Litigation

See Item 1A - Risk Factors and Note 16 to the financial statements which are included in thei Annual Report on Form 10-K for a discussion of firearms legislation and litigation.

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

While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with independent and corporate counsel, there is a remote likelihood that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but such litigation may have a material impact on the Company’s financial results for a particular period.

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

ITEM 7A—	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sturm, Ruger & Company, Inc. and Subsidiary

We have audited Sturm, Ruger & Company, Inc. and Subsidiary's (“the Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sturm, Ruger & Company, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion.

/s/McGladrey LLP

Stamford, Connecticut

February 25, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sturm, Ruger & Company, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of Sturm, Ruger & Company, Inc. and Subsidiary (“the Company”) listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sturm, Ruger & Company, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sturm, Ruger & Company, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of Sturm, Ruger & Company, Inc. and Subsidiary’s internal control over financial reporting.

/s/McGladrey LLP

Stamford, Connecticut

February 25, 2015

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2014	2013

Assets
Current Assets
Cash and cash equivalents	$8,901	$55,064
Trade receivables, net	49,735	67,384

Gross inventories	89,017	64,199
Less LIFO reserve	(40,578)	(38,516)
Less excess and obsolescence reserve	(3,750)	(2,422)
Net inventories	44,689	23,261

Deferred income taxes	7,246	7,637
Prepaid expenses and other current assets	7,603	4,280
Total Current Assets	118,174	157,626

Property, Plant, and Equipment	288,236	250,127
Less allowances for depreciation	(177,575)	(149,099)
Net property, plant and equipment	110,661	101,028

Other assets	25,547	18,464
Total Assets	$254,382	$277,118

See accompanying notes to consolidated financial statements.

December 31,	2014	2013

Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable and accrued expenses	$36,150	$46,991
Product liability	641	971
Employee compensation and benefits	18,302	34,626
Workers’ compensation	5,133	5,339
Income taxes payable	156	239
Total Current Liabilities	60,382	88,166

Product liability	204	265
Deferred income taxes	8,334	9,601

Contingent liabilities (Note 16)	—	—

Stockholders’ Equity
Common stock, non-voting, par value $1: Authorized shares – 50,000; none issued
Common stock, par value $1: Authorized shares – 40,000,000 2014 – 23,717,321 issued, 18,737,074 outstanding 2013 – 23,647,350 issued, 19,347,916 outstanding	23,717	23,647
Additional paid-in capital	25,472	20,614
Retained earnings	198,159	192,088
Less: Treasury stock – at cost 2014 – 5,054,747 shares 2013 – 4,299,434 shares	(61,886)	(37,884)
Accumulated other comprehensive loss	—	(19,379)
Total Stockholders’ Equity	185,462	179,086
Total Liabilities and Stockholders’ Equity	$254,382	$277,118

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2014	2013	2012

Net firearms sales	$542,267	$678,552	$484,933
Net castings sales	2,207	9,724	6,891
Total net sales	544,474	688,276	491,824

Cost of products sold	375,300	429,671	312,871

Gross profit	169,174	258,605	178,953

Operating Expenses:
Selling	44,550	48,706	38,363
General and administrative	28,899	35,394	29,231
Defined benefit pension plans settlement charge	40,999	—	—
Other operating (expenses), net	(1,612)	(401)	293
Total operating expenses	112,836	83,699	67,887

Operating income	56,338	174,906	111,066

Other income:
Royalty income	468	658	824
Interest income	2	4	34
Interest expense	(152)	(135)	(95)
Other income (expense), net	584	(201)	280
Total other income, net	902	326	1,043

Income before income taxes	57,240	175,232	112,109

Income taxes	18,612	63,960	41,480

Net income	38,628	111,272	70,629

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	—	10,240	(2,077)

Comprehensive income	$38,628	$121,512	$68,552

Basic Earnings Per Share	$1.99	$5.76	$3.69

Fully Diluted Earnings Per Share	$1.95	$5.58	$3.60

Cash Dividends Per Share	$1.62	$2.12	$5.80

See accompanying notes to consolidated financial statements.

Condolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2011	$23,383	$10,454	$168,981	$(37,884)	$(27,543)	$137,391
Net income			70,629			70,629
Pension liability, net of deferred taxes of $1,219					(2,077)	(2,077)
Dividends paid			(111,523)			(111,523)
Stock-based compensation		4,718				4,718
Exercise of stock options and vesting of RSU’s		(2,935)				(2,935)
Tax benefit realized from exercise of stock options and vesting of RSU’s		3,474				3,474
Common stock issued – compensation plans	180	(180)				—
Unpaid dividends accrued			(4,645)			(4,645)
Balance at December 31, 2012	23,563	15,531	123,442	(37,884)	(29,620)	95,032
Net income			111,272			111,272
Pension liability, net of deferred taxes of $6,256					10,241	10,241
Dividends paid			(41,079)			(41,079)
Stock-based compensation		5,288				5,288
Exercise of stock options and vesting of RSU’s		(2,423)				(2,423)
Tax benefit realized from exercise of stock options and vesting of RSU’s		2,302				2,302
Common stock issued – compensation plans	84	(84)				—
Unpaid dividends accrued			(1,547)			(1,547)
Balance at December 31, 2013	23,647	20,614	192,088	(37,884)	(19,379)	179.086
Net income			38,628			38,628
Settlement of Pension liability, net of deferred taxes of $11,157					19,379	19,379
Dividends paid			(31,446)			(31,446)
Stock-based compensation		5,647				5,647
Exercise of stock options and vesting of RSU’s		(2,340)				(2,340)
Tax benefit realized from exercise of stock options and vesting of RSU’s		1,621				1,621
Common stock issued – compensation plans	70	(70)
Unpaid dividends accrued			(1,111)			(1,111)
Repurchase of 680,813 shares of common stock				(24,002)		(24,002)
Balance at December 31, 2014	$23,717	$25,472	$198,159	$(61,886)	$—	$185,462

See accompanying notes to financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2014	2013	2012

Operating Activities
Net income	$38,628	$111,272	$70,629
Adjustments to reconcile net income to cash provided by operating activities:
Pension plan settlement charge	32,218	—	—
Depreciation and amortization	36,706	20,362	14,888
Stock-based compensation	5,647	5,288	4,718
Excess and obsolescence inventory reserve	1,347	693	761
Loss (gain) on sale of assets	(1)	1	(944)
Deferred income taxes	(12,015)	5,736	(1,480)
Impairment of assets	178	911	1,134
Changes in operating assets and liabilities:
Trade receivables	17,649	(24,366)	(793)
Inventories	(22,775)	(7,945)	(6,553)
Trade accounts payable and accrued expenses	(11,047)	9,231	9,908
Employee compensation and benefits	(17,435)	17,897	(4,345)
Product liability	(391)	179	(689)
Prepaid expenses, other assets and other liabilities	(13,075)	(19,340)	(321)
Income taxes payable	(83)	(250)	272
Cash provided by operating activities	55,551	119,669	87,185

Investing Activities
Property, plant, and equipment additions	(45,571)	(54,616)	(27,282)
Purchases of short-term investments	—	—	(59,966)
Proceeds from sales or maturities of short-term investments	—	—	59,966
Net proceeds from sale of assets	24	233	1,003
Cash used for investing activities	(45,547)	(54,383)	(26,279)

Financing Activities
Dividends paid	(31,446)	(41,079)	(111,523)
Tax benefit from exercise of stock options	1,621	2,302	3,474
Repurchase of common stock	(24,002)	—	—
Payment of employee withholding tax related to share-based compensation	(2,363)	(2,423)	(3,083)
Proceeds from exercise of stock options	23	—	148
Cash used for financing activities	(56,167)	(41,200)	(110,984)

Increase (decrease) in cash and cash equivalents	(46,163)	24,086	(50,078)
Cash and cash equivalents at beginning of year	55,064	30,978	81,056
Cash and cash equivalents at end of year	$8,901	$55,064	$30,978

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share)

1.	Summary of Significant Accounting Policies

Organization

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s total sales for the year ended December 31, 2014 were from the firearms segment and export sales represented approximately 4% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and utilizes available capacity to manufacture and sell investment castings and MIM parts to unaffiliated, third-party customers. Castings were less than 1% of the Company’s total sales for the year ended December 31, 2014.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers interest-bearing deposits with financial institutions with remaining maturities of three months or less at the time of acquisition to be cash equivalents.\

Accounts Receivable

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2014, 2013, and 2012, were $3.6 million, $3.2 million, and $3.4 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $7.1 million, $6.8 million, and $5.6 million in 2014, 2013, and 2012, respectively.

Research and Development

In 2014, 2013, and 2012, the Company spent approximately $10.0 million, $6.2 million, and $5.9 million, respectively, on research and development activities relating to new products and the improvement of existing products. These costs are expensed as incurred.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the impact of options, restricted stock units, and deferred stock outstanding using the treasury stock method.

2.	Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2014	2013

Trade receivables	$51,138	$69,028
Allowance for doubtful accounts	(400)	(300)
Allowance for discounts	(1,003)	(1,344)
	$49,735	$67,384

In 2014, the largest individual trade receivable balances accounted for 28%, 15%, 11%, and 10% of total trade receivables, respectively.

In 2013, the largest individual trade receivable balances accounted for 17%, 17%, and 15% of total trade receivables, respectively.

3.	Inventories

Inventories consist of the following:

December 31,	2014	2013

Finished goods	$20,083	$6,552
Materials and products in process	65,184	55,225
	85,267	61,777
Adjustment of inventories to a LIFO basis	(40,578)	(38,516)
	$44,689	$23,261

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2014	2013

Land and improvements	$1,926	$1,819
Buildings and improvements	42,432	39,034
Machinery and equipment	201,562	172,987
Dies and tools	42,316	36,287
	$288,236	$250,127

In 2013, the Company revised its estimate of the useful life of machinery and equipment from 10 to 7 years. This change, which became effective December 31, 2013, resulted in increased depreciation expense of $7.1 million and $0.7 million for 2014 and 2013, respectively. The Company estimates that this change will increase depreciation expense for the machinery and equipment that was on hand at December 31, 2013 by approximately $3 million in 2015.

5.	Other Assets

Other assets consist of the following:

December 31,	2014	2013

Patents, at cost	$6,113	$5,401
Accumulated amortization	(3,364)	(3,075)
Deposits on capital items	19,011	14,091
Software development costs, at cost	2,057	2,057
Accumulated amortization	(1,381)	(969)
Investment in equity securities	—	259
Other	3,111	700
	$25,547	$18,464

The capitalized cost of patents is amortized using the straight-line method over their useful lives. The cost of patent amortization was $0.3 million in 2014 and $0.2 million in both 2013 and 2012. The estimated annual patent amortization cost for each of the next five years is $0.3 million. Costs incurred to maintain existing patents are charged to expense in the year incurred.

Software development costs were incurred to develop and implement an integrated ERP system prior to the time the system became operational. These costs are being amortized using the straight line method over a period of sixty months. Costs incurred subsequent to the system becoming operational are being expensed. The cost of software development cost amortization was $0.4 million, $0.5 million, and $0.4 million in 2014, 2013, and 2012, respectively.

6.	Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2014	2013

Trade accounts payable	$11,796	$15,871
Federal excise taxes payable	9,386	14,127
Accrued other	14,968	16,993
	$36,150	$46,991

7.	Line of Credit

The Company has an unsecured $40 million revolving line of credit with a bank. This facility, which is renewable annually, has an expiration date of June 15, 2015.

The credit facility remained unused throughout 2013 and 2014. Borrowings under this facility would bear interest at LIBOR (0.629% at December 31, 2014) plus 200 basis points and the Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At

December 31, 2014 and 2013, the Company was in compliance with the terms and covenants of the credit facility.

8.	Employee Benefit Plans

In the fourth quarter of 2014, the Company completed the migration of its retirement benefits from defined-benefit pension plans to defined-contribution retirement plans, utilizing its 401(k) plan.

The Company previously sponsored two qualified defined-benefit pension plans that covered substantially all employees. In 2007, the Company amended its hourly and salaried defined-benefit pension plans so that employees no longer accrued benefits under them. This action “froze” the benefits for all employees and prevented future hires from joining the plans. A third defined-benefit pension plan was non-qualified and covered certain executive officers of the Company.

The Company sponsors a defined-contribution 401(k) plan that covers substantially all employees. The Company matches employee contributions to their 401(k) accounts using the “safe harbor” guidelines provided in the Internal Revenue Code. In addition, the Company provides discretionary supplemental contributions to substantially all employees’ individual 401(k) accounts.

Defined-Benefit Plans

In December 2014 the Company terminated its defined benefit pension plans and settled all obligations to employees. As a result of the termination of the plans, the Company recognized a one-time charge to expense of $41.0 million in the fourth quarter of 2014, primarily comprised of the recognition of previously deferred actuarial losses.

Active employees, all of whom were 100 percent vested in their pension benefits, were given the option of rolling the actuarially determined present value of their benefits into their 401(k) accounts, receiving deferred annuity contracts issued by an insurance carrier, or receiving a lump sum payment.

The Company contributed $7.5 million to the frozen pension plans in 2014 in order to fully fund the settlement, representing the shortfall of the existing pension fund assets on the termination date to the settlement value. The Company contributed $3 million and $3 million to these frozen pension plans in 2013 and 2012, respectively, which satisfied the required minimum contribution in each year. Since the plans have been fully funded and settled, no further cash contributions will be required in future years.

The measurement dates of the assets and liabilities of all plans presented for 2014 and 2013 were December 31, 2014 and December 31, 2013, respectively.

Summarized information on the Company’s defined-benefit pension plans is as follows:

Obligations and Funded Status at December 31,	2014	2013

Change in Benefit Obligation
Benefit obligation at beginning of year	$77,484	$85,516
Service cost	—	—
Interest cost	3,595	3,349
Actuarial (gain) loss	5,855	(7,921)
Benefits paid	(3,301)	(3,460)
Settlement of obligations	(83,633)	—
Benefit obligation at end of year	—	77,484

Change in Plan Assets
Fair value of plan assets at beginning of year	77,993	65,890
Actual return on plan assets	311	12,403
Employer contributions	8,630	3,160
Benefits paid	(3,301)	(3,460)
Settlement of obligations	(83,633)	—
Fair value of plan assets at end of year	—	77,993

Funded Status
Funded status	—	509
Unrecognized net actuarial loss	—	30,284
Unrecognized prior service cost	—	—
Net amount recognized	$—	$30,793

Weighted Average Assumptions for the years ended December 31,	2014	2013
Discount rate	4.75%	4.00%
Expected long-term return on plan assets	N/A	8.00%
Rate of compensation increases	N/A	N/A

Components of Net Periodic Pension Cost	2014	2013
Service cost	$—	$—
Interest cost	3,595	3,349
Expected return on assets	(6,114)	(5,238)
Recognized gains	997	1,645
Net periodic pension cost	$(1,522)	$(244)
Benefit plan termination costs (see above)	40,999	—
Net periodic pension cost and benefit plan termination costs	$39,477	$(244)

Amounts Recognized on the Balance Sheet	2014	2013
Accrued benefit liability	$—	$509
Accumulated other comprehensive loss, net of tax	—	19,379
Deferred tax asset	—	10,905
	$—	$30,793

Weighted Average Assumptions as of December 31,	2014	2013
Discount rate	N/A	4.75%
Rate of compensation increases	N/A	N/A

Information for Pension Plans with an Accumulated Benefit Obligation in excess of plan assets	2014	2013
Projected benefit obligation	$—	$77,484
Accumulated benefit obligation	$—	$77,484
Fair value of plan assets	$—	$77,993

Pension Weighted Average Asset Allocations as of December 31,	2014	2013
Debt securities	—	—
Equity securities	—	6%
Real estate	—	—
Money market funds	—	94%
	—	100%

In conjunction with the termination and settlement of the defined-benefit pension plans, the additional minimum pension liability was fully recognized. The Company recorded an adjustment to the additional minimum pension liability, net of tax, which increased comprehensive income by $10.2 million in 2013, and decreased comprehensive income by $2.1 million in 2012, respectively.

Plan Assets

As a result of the termination and settlement of the defined-benefit pension plans, there are no plan assets as of December 31, 2014. The following table sets forth the defined-benefit plans’ assets at fair value as of December 31, 2013:

December 31,	2014	2013

Pooled separate accounts:
Equity securities:
International equity funds	$—	$4,458
Money market fund	—	73,535
	$—	$77,993

Defined-Contribution Plans

Prior to 2007, the Company also sponsored two qualified defined-contribution plans that covered substantially all of its hourly and salaried employees. Effective January 1, 2007, the qualified defined-contribution plans were merged into a single 401(k) plan. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions. Expenses related to matching employee contributions to the 401(k) plan were $3.2 million, $3.0 million, and $2.3 million in 2014, 2013, and 2012, respectively.

Additionally, in 2014, 2013, and 2012 the Company provided discretionary supplemental contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $5.6 million, $4.9 million, and $3.3 million in 2014, 2013, and 2012, respectively.

9.	Other Operating (Income) Expenses, net

Other operating (income) expenses, net consist of the following:

Year ended December 31,	2014	2013	2012

Gain on sale of operating assets	$(1)	$(65)	$(27)
Frozen defined-benefit pension plan (income) expense	(1,611)	(336)	320
Total other operating (income) expenses, net	$(1,612)	$(401)	$293

10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2014		2013		2012
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$25,797	$(10,429)	$49,022	$4,879	$34,941	$(327)
State	5,019	(1,775)	9,202	857	6,635	231
	$30,816	$(12,204)	$58,224	$5,736	$41,576	$(96)

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.7	3.7	4.0
Domestic production activities deduction	(4.6)	(2.7)	(3.0)
Other items	(1.6)	0.5	1.0
Effective income tax rate	32.5%	36.5%	37.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2014	2013
Deferred tax assets:
Product liability	$289	$451
Employee compensation and benefits	3,621	3,708
Allowances for doubtful accounts and discounts	2,351	2,558
Inventories	1,411	932
Additional minimum pension liability	—	10,905
Stock-based compensation	4,517	3,672
Other	1,487	1,853
Total deferred tax assets	13,676	24,079
Deferred tax liabilities:
Pension plans	—	11,310
Depreciation	14,377	14,311
Other	387	422
Total deferred tax liabilities	14,764	26,043
Net deferred tax (liabilities) assets	$(1,088)	$(1,964)

Changes in deferred tax assets relating to the additional minimum pension liability are not charged to expense and are therefore not included in the deferred tax provision; instead they are charged to other comprehensive income.

The Company made income tax payments of approximately $34.0 million, $59.9 million, and $33.0 million, during 2014, 2013, and 2012, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.

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

11.	Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2014	2013	2012

Numerator:
Net income	$38,628	$111,272	$70,629
Denominator:
Weighted average number of common shares outstanding – Basic	19,367,928	19,327,394	19,160,849
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	469,480	613,324	474,392
Weighted average number of common shares outstanding – Diluted	19,837,408	19,940,718	19,635,241

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There are no anti-dilutive stock options in 2014, 2013, and 2012 because the closing price of the Company’s stock on December 31, 2014, 2013, and 2012 exceeded the strike price of all outstanding options on that date.

12.	Stock Repurchases

In 2014 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

November 13, 2014 to December 31, 2014	680,813	$35.22	680,813
Total	680,813	$35.22	680,813	$75,998,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2014, $76.0 million remained authorized for share repurchases.

13.	Compensation Plans

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, restricted stock units (“RSU’s”), and stock appreciation rights, any of which may or may not require the achievement of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 2,550,000 shares for issuance under the 2007 SIP. At December 31, 2014, an aggregate of 628,000 shares remain available for grant under the 2007 SIP.

Compensation expense related to stock options is recognized based on the grant-date fair value of the awards estimated using the Black-Scholes option pricing model. Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock. The total stock-based compensation cost included in the Statements of Income was $5.6 million, $5.3 million, and $4.7 million in 2014, 2013, and 2012, respectively.

Stock Options

There were no stock options granted in 2014 and 2013. In 2012, 9,830 stock options were granted as an equitable adjustment in conjunction with the special dividend declared in the fourth quarter of 2012. For purposes of determining the fair value of stock option awards granted, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below.

2012
Dividend yield	2.9%
Expected volatility	44.2%
Risk free rate of return	4.0%
Expected lives	2.9 years

The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

The following table summarizes the stock option activity of the Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2011	328,700	8.58	4.42	6.2
Granted	9,830	8.59	32.57	5.6
Exercised	(217,820)	7.92	4.40	4.8
Canceled	(250)	8.69	4.57	6.3
Outstanding at December 31, 2012	120,460	8.58	6.76	5.7
Granted	—	—	—	—
Exercised	(63,239)	8.51	6.86	4.4
Canceled	—	—	—	—
Outstanding at December 31, 2013	57,221	8.66	6.65	5.0
Granted	—	—	—	—
Exercised	(16,244)	8.25	7.54	3.9
Canceled	—	—	—	—
Outstanding at December 31, 2014	40,977	8.82	6.29	4.1
Exercisable Options Outstanding at December 31, 2014	40,977	8.82	6.29	4.1
Non-Vested Options Outstanding at December 31, 2014	—	—	—	—

At December 31, 2014, the aggregate intrinsic value of all options, including exercisable options, was $1.1 million.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2014, 3,711 deferred stock awards were issued to non-employee directors that will vest in April 2015 and 7,002 deferred stock awards were issued to non-employee directors that will vest in April 2017.

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

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.6 million, $0.5 million and $0.5 million in 2014, 2013, and 2012, respectively.

At December 31, 2014, there was $0.6 million of unrecognized compensation cost related to deferred stock that is expected to be recognized over a period of three years.

Restricted Stock Units

Beginning in the second quarter of 2009, the Company began granting restricted stock units in lieu of incentive stock options to senior employees. These RSU’s have a vesting “double trigger.” The vesting of these RSU’s is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and the passage of time.

During 2014, 59,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $3.8 million, of which $1.0 million was recognized in 2014. The remaining costs will be recognized ratably over the remaining period required before the units vest, which is 27 months.

During 2013, 32,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $1.8 million, of which $0.6 and $0.5 million was recognized in 2014 and 2013, respectively. The remaining costs will be recognized ratably over the remaining period required before the units vest, which is 15 months.

During 2012, 139,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $6.2 million, of which $1.5 million, $1.5 million and $1.2 million was recognized in 2014, 2013 and 2012, respectively. The remaining costs will be recognized ratably over the remaining period required before the units vest, which ranges from one to two years.

At December 31, 2014, there was $7.2 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a period of 2.3 years.

14.	Operating Segment Information

The Company has two reportable operating segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, revolvers, and shotguns principally to a number of federally-licensed, independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

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

Year ended December 31,	2014	2013	2012
Net Sales
Firearms	$542,267	$678,552	$484,933
Castings
Unaffiliated	2,207	9,724	6,891
Intersegment	34,095	32,794	26,462
	36,302	42,518	33,353
Eliminations	(34,095)	(32,794)	(26,462)
	$544,474	$688,276	$491,824
Income (Loss) Before Income Taxes
Firearms	$57,525	$177,736	$113,660
Castings	(1,294)	(3,866)	(1,858)
Corporate	1,009	1,362	307
	$57,240	$175,232	$112,109
Identifiable Assets
Firearms	$211,338	$201,660	$120,879
Castings	16,772	11,402	6,467
Corporate	26,272	64,056	47,140
	$254,382	$277,118	$174,486
Depreciation
Firearms	$33,594	$18,679	$13,413
Castings	2,321	897	823
	$35,915	$19,576	$14,236
Capital Expenditures
Firearms	$39,511	$51,536	$26,773
Castings	6,060	3,080	509
	$45,571	$54,616	$27,282

In 2014, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-19%; Lipsey’s-13%; Sports South-13%; and Jerry’s/Ellett Brothers-12%.

In 2013, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-16%; Jerry’s/Ellett Brothers-14%; Lipsey’s-14%; and Sports South-11%.

In 2012, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-17%; Jerry’s/Ellett Brothers-14%; Lipsey’s-13%; and Sports South-12%.

The Company’s assets are located entirely in the United States and domestic sales represented greater than 94% of total sales in 2014, 2013, and 2012.

15.	Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2014:

	Three Months Ended
	3/29/14	6/28/14	9/27/14	12/31/14
Net Sales	$169,884	$153,657	$98,327	$122,606
Gross profit	61,123	50,353	23,738	33,960
Net income (loss)	24,319	22,286	6,781	(14,758)
Basic earnings (loss) per share	1.26	1.15	0.35	(0.77)
Diluted earnings (loss) per share	$1.22	$1.12	$0.34	$(0.77)

	Three Months Ended
	3/30/13	6/29/13	9/28/13	12/31/13
Net Sales	$155,905	$179,528	$170,942	$181,901
Gross profit	61,309	70,724	62,940	63,632
Net income	23,718	32,308	28,671	26,575
Basic earnings per share	1.23	1.67	1.48	1.37
Diluted earnings per share	$1.20	$1.63	$1.44	$1.33

16.	Contingent Liabilities

As of December 31, 2014, the Company was a defendant in approximately three (3) lawsuits and is aware of certain other such claims. The lawsuits fall into three general categories, traditional products liability, municipal litigation, and commercial litigation, discussed in turn below.

Traditional Product Liability Litigation

One of the three lawsuits mentioned above involve claims for damages related to allegedly defective product design and/or manufacture. These types of lawsuits stem from a specific incident of personal injury and are based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

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

There is only one remaining lawsuit of this type, filed by the City of Gary in Indiana State Court, over fifteen years ago. The complaint in that case seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company’s products.

After a long procedural history, the case was scheduled for trial on June 15, 2009. The case was not tried on that date and no subsequent scheduling order has been entered. There has been no activity since that time.

Commercial Litigation

From time to time, the Company may be involved in commercial disputes that result in litigation. These disputes run the gamut and may involve intellectual property, real property, supply or distribution agreements, contract disputes, or other, general commercial matters. As of December 31, 2014, the Company was involved in one such lawsuit and is aware of certain other such claims.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.0 million and $0.0 million at December 31, 2014 and 2013, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2014 and 2013 the Company was a defendant in 2 and 4 lawsuits, respectively, involving its products and is aware of other such claims. During 2014 and 2013, respectively, 0 and 2 claims were filed against the Company, 2 and 0 claims were settled, and no claims were dismissed in either year.

The Company’s product liability expense was $0.8 million in 2014, $1.3 million in 2013, and $0.2 million in 2012. This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2014 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2012	$1,746	(633)	(52)	(4)	$1,057

2013	$1,057	230	(44)	(7)	$1,236

2014	$1,236	(295)	(18)	(78)	$845

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2012	$(633)	810	$177

2013	$230	1,023	$1,253

2014	$(295)	1,069	$774

Notes

(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only. In 2012, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

17.	Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2014 and 2013 balance sheets approximate carrying values at those dates.

18.	Subsequent Events

On February 10, 2015, the Company’s Board of Directors authorized a dividend of 17¢ per share to shareholders of record on March 13, 2015.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2014 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2014. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO in 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

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

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2015 Annual Meeting of Stockholders scheduled to be held May 5, 2015, which will be filed with the SEC in March 2015.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2015 Annual Meeting of Stockholders scheduled to be held May 5, 2015, which will be filed with the SEC in March 2015.

ITEM 11—	EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2015 Annual Meeting of Stockholders scheduled to be held May 5, 2015, which will be filed with the SEC in March 2015.

ITEM 12—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2015 Annual Meeting of Stockholders scheduled to be held May 5, 2015, which will be filed with the SEC in March 2015.

ITEM 13—	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2015 Annual Meeting of Stockholders scheduled to be held May 5, 2015.

ITEM 14—	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2015 Annual Meeting of Stockholders scheduled to be held May 5, 2015, which will be filed with the SEC in March 2015.

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

Exhibit 10.32

Sixth Amendment to Credit Agreement, dated June 9, 2014, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2014).

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

February 25, 2015
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/MICHAEL O. FIFER	2/25/15	S/JOHN A. COSENTINO, JR.	2/25/15
Michael O. Fifer		John A. Cosentino, Jr.
Chief Executive Officer, Director		Director
(Principal Executive Officer)

S/C. MICHAEL JACOBI	2/25/15	S/RONALD C. WHITAKER	2/25/15
C. Michael Jacobi		Ronald C. Whitaker
Director		Director

S/AMIR P. ROSENTHAL	2/25/15	S/PHILLIP C. WIDMAN	/25/15
Amir P. Rosenthal		Phillip C. Widman
Director		Director

S/TERRENCE G. O’CONNOR	2/25/15	S/THOMAS A. DINEEN	2/25/15
Terrence G. O’Connor		Thomas A. Dineen
Director		Principal Financial Officer,
Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.4	Amended and restated Article 3, Section 4 and Article 4, Section 5 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.5	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2007).

Exhibit 3.6	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2008).

Exhibit 3.7	Amendment to Article 5, Section 1 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009).

Exhibit 10.1	Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No. 1-10435).

Exhibit 10.2	Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.4	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).
82

EXHIBIT INDEX (continued)

Exhibit 10.5	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6	[Intentionally omitted.]

Exhibit 10.7	Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8	Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

Exhibit 10.9	Agreement and Release, dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435).

Exhibit 10.10	Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435).

Exhibit 10.11	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.12	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.13	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.14	Offer Letter, dated as of September 5, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2006, SEC File No. 1-10435).
83

EXHIBIT INDEX (continued)

Exhibit 10.15	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.16	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Christopher John Killoy (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.17	Amended Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.18	Retention and Consultation Agreement, dated December 4, 2007, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler.

Exhibit 10.19	Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.20	Severance Agreement, dated as of April 10, 2008, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.21	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.22	Severance Agreement, dated as of April 10, 2008, by and between the Company and Mark T. Lang (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.23	Severance Agreement, dated as of April 10, 2008, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.24	Severance Agreement, dated as of April 10, 2008, by and between the Company and Steven M. Maynard (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).
84

EXHIBIT INDEX (continued)

Exhibit 10.25	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.26	Severance Agreement, dated as of April 10, 2008, by and between the Company and Leslie M. Gasper (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.27	Agreement, dated as of April 10, 2008, by and between the Company and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K/A filed with the SEC on April 30, 2008).

Exhibit 10.28	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2008).

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

Exhibit 10.32

Sixth Amendment to Credit Agreement, dated June 9, 2014, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2014).

Exhibit 23.1	Consent of McGladrey LLP	89

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	90

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	92

85

EXHIBIT INDEX (continued)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	94
Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	95
Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

86

YEAR ENDED DECEMBER 31, 2014

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)
FINANCIAL STATEMENT SCHEDULE

87

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2014	$300	$100				$400
Year ended December 31, 2013	$300					$300
Year ended December 31, 2012	$185	$115				$300

Allowance for discounts:
Year ended December 31, 2014	$1,344	$11,485		$11,826	(b)	$1,003
Year ended December 31, 2013	$825	$14,515		$13,996	(b)	$1,344
Year ended December 31, 2012	$807	$10,679		$10,661	(b)	$825

Excess and obsolete inventory reserve:
Year ended December 31, 2014	$2,422	$1,328				$3,750
Year ended December 31, 2013	$1,729	$693				$2,422
Year ended December 31, 2012	$1,311	$761		$343	(c)	$1,729

(a)	Accounts written off
(b)	Discounts taken
(c)	Inventory written off

88