Form 10-Q
period 2015-03-28
STURM RUGER & CO INC
filed 2015-05-04
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

The number of shares outstanding of the issuer's common stock as of April 30, 2015: Common Stock, $1 par value –18,692,734.

INDEX

STURM, RUGER & COMPANY, INC.

PART I.        FINANCIAL INFORMATION

PART II.       OTHER INFORMATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 28, 2015	December 31, 2014
		(Note)

Assets

Current Assets
Cash	$30,800	$8,901
Trade receivables, net	63,031	49,735

Gross inventories	73,261	89,017
Less LIFO reserve	(41,041)	(40,578)
Less excess and obsolescence reserve	(2,928)	(3,750)
Net inventories	29,292	44,689

Deferred income taxes	7,975	7,246
Prepaid expenses and other current assets	2,518	7,603
Total Current Assets	133,616	118,174

Property, plant and equipment	292,321	288,236
Less allowances for depreciation	(186,181)	(177,575)
Net property, plant and equipment	106,140	110,661

Other assets	27,887	25,547
Total Assets	$267,643	$254,382

Note:

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	March 28, 2015	December 31, 2014
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$33,071	$36,150
Product liability	370	641
Employee compensation and benefits	20,805	18,302
Workers’ compensation	5,522	5,133
Income taxes payable	3,237	156
Total Current Liabilities	63,005	60,382

Product liability	125	204
Deferred income taxes	9,066	8,334

Contingent liabilities – Note 10	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000 2015 – 23,755,081 issued, 18,692,734 outstanding 2014 – 23,717,321 issued, 18,737,074 outstanding	23,755	23,717
Additional paid-in capital	25,962	25,472
Retained earnings	210,457	198,159
Less: Treasury stock – at cost 2015 – 5,062,347 shares 2014 – 4,980,247 shares	(64,727)	(61,886)
Total Stockholders’ Equity	195,447	185,462
Total Liabilities and Stockholders’ Equity	$267,643	$254,382

Note:

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 28, 2015	March 29, 2014

Net firearms sales	$135,579	$169,162
Net castings sales	1,375	722
Total net sales	136,954	169,884

Cost of products sold	95,557	108,761

Gross profit	41,397	61,123

Operating expenses:
Selling	10,226	14,421
General and administrative	7,377	8,733
Total operating expenses	17,603	23,154

Operating income	23,794	37,969

Other income:
Interest expense, net	(40)	(36)
Other income, net	469	365
Total other income, net	429	329

Income before income taxes	24,223	38,298

Income taxes	8,720	13,979

Net income and comprehensive income	$15,503	$24,319

Basic earnings per share	$0.83	$1.26

Fully diluted earnings per share	$0.81	$1.22

Cash dividends per share	$0.17	$0.54

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2014	$23,717	$25,472	$198,159	$(61,886)	$185,462

Net income and comprehensive income			15,503		15,503

Dividends paid			(3,178)		(3,178)

Unpaid dividends accrued			(27)		(27)

Recognition of stock-based compensation expense		1,151			1,151

Exercise of stock options and vesting of RSU’s		(903)			(903)

Tax benefit realized from exercise of stock options and vesting of RSU’s		280			280

Common stock issued – compensation plans	38	(38)			—

Repurchase of 82,100 shares of common stock				(2,841)	(2,841)
Balance at March 28, 2015	$23,755	$25,962	$210,457	$(64,727)	$195,447

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014

Operating Activities
Net income	$15,503	$24,319
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,957	8,940
Slow moving inventory valuation adjustment	(748)	157
Stock-based compensation	1,151	1,214
Gain on sale of assets	(60)	—
Deferred income taxes	3	(1,680)
Impairment of assets	12	—
Changes in operating assets and liabilities:
Trade receivables	(13,296)	(2,516)
Inventories	16,145	(6,033)
Trade accounts payable and accrued expenses	(2,690)	(1,256)
Employee compensation and benefits	2,476	(14,046)
Product liability	(350)	15
Prepaid expenses, other assets and other liabilities	2,599	(6,618)
Income taxes payable	3,081	13,214
Cash provided by operating activities	32,783	15,710

Investing Activities
Property, plant and equipment additions	(4,302)	(9,579)
Proceeds from sale of assets	60	—
Cash used for investing activities	(4,242)	(9,579)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	280	1,344
Remittance of taxes withheld from employees related to share-based compensation	(1,000)	(2,317)
Proceeds from exercise of stock options	97	23
Repurchase of common stock	(2,841)	—
Dividends paid	(3,178)	(10,475)
Cash used for financing activities	(6,642)	(11,425)

Increase (decrease) in cash and cash equivalents	21,899	(5,294)

Cash and cash equivalents at beginning of period	8,901	55,064

Cash and cash equivalents at end of period	$30,800	$49,770

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 28, 2015 may not be indicative of the results to be expected for the full year ending December 31, 2015. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. and Subsidiary (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the three months ended March 28, 2015 were firearms sales, with casting sales representing approximately 1% of sales. Export sales represent approximately 4% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and utilizes available investment casting capacity to manufacture and sell castings and MIM parts to unaffiliated, third-party customers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Index

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

During the three month period ended March 28, 2015, inventory quantities were reduced. If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2015, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	March 28, 2015	December 31, 2014
Inventory at FIFO
Finished products	$10,371	$20,083
Materials and work in process	62,890	68,934
Gross inventories	73,261	89,017
Less: LIFO reserve	(41,041)	(40,578)
Less: excess and obsolescence reserve	(2,928)	(3,750)
Net inventories	$29,292	$44,689

NOTE 4 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on June 15, 2015. Borrowings under this facility bear interest at LIBOR (0.6999% at March 28, 2015) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At March 28, 2015 and December 31, 2014, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

Index

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined-Benefit Plans

In December 2014, the Company fully funded and terminated its hourly and salaried defined-benefit pension plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements. Plan participants were not adversely affected by the plan terminations, but rather had their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier. Since the plans have been fully funded and settled, no cash contributions will be required in future years.

Defined Contribution Plan

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.7 million and $1.2 million for the three months March 28, 2015 and March 29, 2014, respectively. The Company plans to contribute approximately $2.0 million to the plan in matching employee contributions during the remainder of 2015.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.2 million for the three months ended March 28, 2015, and $2.3 million for the three months ended March 29, 2014. The Company plans to contribute approximately $3.0 million in supplemental contributions to the plan during the remainder of 2015.

NOTE 6 - INCOME TAXES

The Company's 2015 and 2014 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company’s effective income tax rate in the three months ended March 28, 2015 and March 29, 2014 was 36.0% and 36.5%, respectively.

Income tax payments in the three months ended March 28, 2015 and March 29, 2014 totaled $0.1 million and $0.1 million, respectively.

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

Index

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 28, 2015	March 29, 2014
Numerator:
Net income	$15,503	$24,319
Denominator:
Weighted average number of common shares outstanding – Basic	18,678,485	19,365,951

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	561,052	533,533

Weighted average number of common shares outstanding – Diluted	19,239,537	19,899,484

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP, of which 552,500 shares remain available for future grants as of March 28, 2015.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.2 million and $1.2 million for the three months ended March 28, 2015 and March 29, 2014, respectively.

Index

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2014	40,977	$8.82	$6.29
Granted	—	—	—
Exercised	(17,250)	$8.24	$4.00
Expired	—	—	—
Outstanding at March 28, 2015	23,727	$9.24	$7.96

The aggregate intrinsic value (mean market price at March 28, 2015 less the weighted average exercise price) of options outstanding under the plans was approximately $1.0 million.

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

There were 75,902 restricted stock units issued during the three months ended March 28, 2015. Total compensation costs related to these restricted stock units are $4.0 million. These costs are being recognized ratably over vesting periods ranging from three to five years. Total compensation cost related to restricted stock units was $1.2 and $1.2 million for the three months ended March 28, 2015 and March 29, 2014, respectively.

Index

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

Selected operating segment financial information follows:

(in thousands)	Three Months Ended
	March 28, 2015	March 29, 2014
Net Sales
Firearms	$135,579	$169,162
Castings
Unaffiliated	1,375	722
Intersegment	7,544	9,454
	8,919	10,176
Eliminations	(7,544)	(9,454)
	$136,954	$169,884

Income (Loss) Before Income Taxes
Firearms	$25,129	$38,703
Castings	(1,471)	(541)
Corporate	565	136
	$24,223	$38,298

	March 28, 2015	December 31, 2014
Identifiable Assets
Firearms	$209,706	$211,338
Castings	16,246	16,772
Corporate	41,691	26,272
	$267,643	$254,382

NOTE 10 - CONTINGENT LIABILITIES

As of March 28, 2015, the Company was a defendant in approximately two (2) lawsuits and is aware of certain other such claims. Lawsuits against the Company generally fall into three general categories, traditional product liability litigation, municipal litigation, and commercial litigation, discussed in turn below.

Traditional Product Liability Litigation

One of the two lawsuits mentioned above involves claims for damages related to allegedly defective product design and/or manufacture. This lawsuit stems from a specific incident of personal injury and is based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

Index

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

Commercial Litigation

From time to time, the Company may be involved in commercial disputes that result in litigation. These disputes run the gamut and may involve intellectual property, real property, supply or distribution agreements, contract disputes, or other, general commercial matters. As of March 28, 2015, the Company was not involved in any such lawsuits, but is aware of certain other such claims.

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

Index

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

NOTE 11 - SUBSEQUENT EVENTS

On May 5, 2015, Board of Directors authorized a dividend of 32¢ per share, for shareholders of record as of May 15, 2015, payable on May 29, 2015.

The Company has evaluated events and transactions occurring subsequent to March 28, 2015 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. and Subsidiary (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the three months ended March 28, 2015, were firearms sales, with approximately 1% from the castings sales. Export sales represent approximately 4% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

The Company also manufactures investment castings made from steel alloys for internal use in its firearms and for sale to unaffiliated, third-party customers. In November 2014, the Company established a metal injection molding subsidiary, whose production is primarily intended to supply the firearms segment.

Orders of many models of firearms from the independent distributors tend to be stronger in the first quarter of the year and weaker in the third quarter of the year. This is due in part to the timing of the distributor show season, which occurs during the first quarter.

Results of Operations

Demand

Demand for the Company’s firearms and firearms accessories in the first quarter of 2015 declined from the first quarter of 2014 due to:

▪	the reduction in overall consumer demand,
▪	higher inventory levels at the retailers and the distributors, and
▪	relatively fewer new product introductions by the Company during the past year.

New products represented $22.8 million or 17% of firearm sales in the first quarter of 2015, and included the AR-556 modern sporting rifle and the LC9s pistol. New product sales include only major new products that were introduced in the past two years.

The estimated sell-through of the Company’s products from the independent distributors to retailers, which we believe to be the best available measure of demand, decreased 14% in the first quarter of 2015 from the comparable prior year period. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation) increased 2%.

Index

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing five quarters follow:

	2015	2014
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	486,800	422,500	292,900	388,900	565,400

Total adjusted NICS Background Checks (thousands) (2)	3,521	4,129	2,830	2,672	3,459

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	While NICS background checks are not a precise measure of retail activity, they are commonly used as a proxy for retail demand. NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Net orders received in the first quarter of 2015 decreased 11% from the comparable prior year period, but increased 55% from the fourth quarter of 2014. Our order backlog of 0.6 million units at the end of the first quarter of 2015 decreased 0.8 million units from backlog of 1.4 million units at the end of the first quarter of 2014. The Company believes that the size of the backlog at the end of the first quarter of 2015, approximately four months of shipments based on the unit volume of the first quarter of 2015, represents more realistic demand than the backlog levels in early 2014.

Index

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2015	2014
	Q1	Q4	Q3	Q2	Q1

Units Ordered	350,700	225,800	155,900	145,200	395,000

Orders Received	$114.8	$74.7	$50.1	$42.2	$119.8

Average Sales Price of Units Ordered	$327	$331	$321	$291	$303

Ending Backlog	$185.1	$204.2	$242.9	$289.1	$396.5

Average Unit Sales Price of Ending Backlog	$319	$313	$295	$293	$293

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly in an effort to plan production levels and mitigate increases in inventory. These reviews resulted in decreased total unit production of 38% for the three months ending March 28, 2015 from the comparable prior year period, and increased total unit production of 2% compared to the fourth quarter of 2014.

As estimated sell-through decreased, the Company managed its labor force by limiting the hiring of new employees, reducing overtime hours, and allowing attrition to reduce its total employee base. The Company’s compensation structure includes a significant performance-based incentive compensation component which allows for a more rapid reduction in labor cost. For reference, in 2014 performance-based incentive compensation comprised at least 15% of individual employee compensation, down from at least 25% in 2013.

Capital expenditures have been curtailed by the cancellation or delay of purchase orders. In addition, due to the decline in demand in certain mature product lines, some manufacturing equipment from the production cells for those products was redeployed to production cells being developed for new products or to replace older equipment in other production cells.

In 2013, the Company revised its estimate of the useful life of machinery and equipment from 10 years to 7 years. This change, which became effective December 31, 2013, resulted in increased depreciation expense of $0.8 million for the three months ended March 28, 2015. The Company estimates that this change will increase depreciation expense for the machinery and equipment on hand at December 31, 2014 by approximately $3 million in 2015.

Index

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows (all amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2015	2014
	Q1	Q4	Q3	Q2	Q1

Units Ordered	350,700	225,800	155,900	145,200	395,000

Units Produced	369,000	360,900	356,400	552,200	598,300

Units Shipped	422,100	399,100	317,100	513,700	561,400

Average Unit Sales Price	$321	$306	$310	$298	$301

Units on Backlog	580,000	651,400	824,700	985,900	1,354,400

Inventories

The Company’s finished goods inventory decreased by 53,100 units during the first quarter of 2015.

Distributor inventories of the Company’s products decreased by 64,700 units during the first quarter of 2015.

Inventory data for the trailing five quarters follows:

	2015	2014
	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	51,100	104,200	142,400	103,100	64,600

Units – Distributor Inventory (1)	262,000	326,700	350,100	325,900	201,100

Total inventory (2)	313,100	430,900	492,500	429,000	265,700

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.
(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $137.0 million for the three months ended March 28, 2015, a decrease of 19.4% from $169.9 million in the comparable prior year period.

Firearms net sales were $135.6 million for the three months ended March 28, 2015, a decrease of 19.9% from $169.2 million in the comparable prior year period.

Index

Firearms unit shipments decreased 24.8% for the three months ended March 28, 2015, from the comparable prior year period.

Casting net sales were $1.4 million for the three months ended March 28, 2015, an increase from $0.7 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $95.6 million for the three months ended March 28, 2015, a decrease of 12.1% from $108.8 million in the comparable prior year period.

Gross margin was 30.2% for the three months ended March 28, 2015, compared to 36.0% in comparable prior year period as illustrated below (in thousands):

	Three Months Ended
	March 28, 2015		March 29, 2014

Net sales	$136,954	100.0%	$169,884	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	94,810	69.2%	108,120	63.7%
LIFO expense	528	0.4%	388	0.2%
Overhead rate adjustments to inventory	404	0.3%	(146)	(0.1)%
Labor rate adjustments to inventory	(34)	—	(7)	—
Product liability	(151)	(0.1)%	406	0.2%
Total cost of products sold	95,557	69.8%	108,761	64.0%

Gross profit	$41,397	30.2%	$61,123	36.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three months ended March 28, 2015, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability increased as a percentage of sales by 5.5% compared with the comparable 2014 period due principally to:

•	reduced sales volume which deleveraged fixed costs, including depreciation, indirect labor, and engineering and product development costs,
•	a product mix shift away from higher-margin firearms accessories,

LIFO — For the three months ended March 28, 2015, gross inventories decreased by $15.8 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.5 million. In the comparable 2014 period, gross inventories increased by $6.4 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.4 million.

Index

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three months ended March 28, 2015, the Company was more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $0.4 million, and a corresponding increase to cost of products sold.

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

During the three months ended March 28, 2015 and March 29, 2014, the impact of the labor rate adjustment was de minimus.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

Due to favorable experience in product liability matters during the three months ended March 28, 2015, income of $0.2 million was recognized. For the three months ended March 29, 2014, product liability costs totaled $0.4 million, respectively. See Note 10 to the notes to the condensed financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit — As a result of the foregoing factors, for the three months ended March 28, 2015, gross profit was $41.4 million, a decrease of $19.7 million from $61.1 million in the comparable prior year period. Gross profit as a percentage of sales decreased to 30.2% in the three ended March 28, 2015 from 36.0% in the comparable prior year period. The decrease in the gross profit as a percentage of sales resulted from:

•	reduced sales volume which deleveraged fixed costs, including depreciation, indirect labor, and engineering and product development costs,
•	a product mix shift away from higher-margin firearms accessories,

Selling, General and Administrative, and Other Operating Expenses

Selling, general and administrative, and other operating expenses were $17.6 million for the three months ended March 28, 2015, a decrease of $5.6 million or 24.0% from the comparable prior year period. This decrease is attributable to decreased volume-driven promotional selling expenses and distribution costs, and a 25% reduction in performance-based incentive compensation and profit-sharing expenses for the three months ended March 28, 2015, from the comparable prior year period.

Other income, net

Other income, net was $0.4 million in the three months ended March 28, 2015, compared to $0.3 million in the three months ended March 29, 2014.

Index

Income Taxes and Net Income

The Company’s effective income tax rate in the three months ended March 28, 2015 was 36.0%, a slight decrease from the effective income tax rate of 36.5% for the three months ended March 29, 2014.

As a result of the foregoing factors, consolidated net income was $15.5 million for the three months ended March 28, 2015. This represents a decrease of 36.3% from $24.3 million in the comparable prior year period.

Non-GAAP Financial Measure

In an effort to provide investors with additional information regarding its financial results, the Company refers to various United States generally accepted accounting principles (“GAAP”) financial measures and EBITDA, a non-GAAP financial measure which management believes provides useful information to investors. This non-GAAP financial measure may not be comparable to similarly titled financial measures being disclosed by other companies. In addition, the Company believes that the non-

GAAP financial measure should be considered in addition to, and not in lieu of, GAAP financial measures. The Company believes that this non-GAAP financial measure is useful to understanding its operating results and the ongoing performance of its underlying business, as EBITDA provides information on the Company’s ability to meet its capital expenditure and working capital requirements, and is also an indicator of profitability. The Company uses both GAAP and non-GAAP financial measures to evaluate the Company’s financial performance.

EBITDA is defined as earnings before interest, taxes, and depreciation and amortization. The Company calculates its EBITDA by adding the amount of interest expense, income tax expense, and depreciation and amortization expenses that have been deducted from net income back into net income, and subtracting the amount of interest income that was included in net income from net income.

EBITDA decreased 29.7% for the three months ended March 28, 2015 compared to the prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014

Net income	$15,503	$24,319

Income tax expense	8,720	13,979
Depreciation and amortization expense	8,957	8,940
Interest expense, net	40	38
Interest income	—	(2)
EBITDA	$33,220	$47,274

Index

Financial Condition

Liquidity

At the end of the first quarter of 2015, the Company’s cash totaled $30.8 million. Pre-LIFO working capital of $111.6 million, less the LIFO reserve of $41.0 million, resulted in working capital of $70.6 million and a current ratio of 2.1 to 1.

Operations

Cash provided by operating activities was $32.8 million for the three months ended March 28, 2015 compared to $15.7 million for the comparable prior year period. The increase in cash provided by operations is primarily attributable to decreases in inventory and reduced incentive compensation payments in the three months ended March 28, 2015, partially offset by decreased net income and increased accounts receivables.

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

Investing and Financing

Capital expenditures for the three months ended March 28, 2015 totaled $4.3 million. In 2015, the Company expects to spend approximately $30 million on capital expenditures to purchase tooling fixtures and equipment for new product introductions and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $3.2 million were paid during the three months ended March 28, 2015.

On May 5, 2015, the Board of Directors authorized a dividend of 32¢ per share, for shareholders of record as of May 15, 2015, payable on May 29, 2015. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

During the three months ended March 28, 2015, the Company repurchased 82,100 shares of its common stock for $2.8 million in the open market. The average price per share purchased was $34.57. These purchases were funded with cash on hand. As of March 28, 2015, $73.2 million remained authorized for future stock repurchases.

In 2007, the Company migrated its retirement benefits from defined-benefit pension plans to defined-contribution retirement plans, utilizing its current 401(k) plan. Currently, the Company

Index

provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

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

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2015, remained unused at March 28, 2015 and the Company has no debt.

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

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2014 Annual Report on Form 10-K filed on February 25, 2015, or the judgments affecting the application of those estimates and assumptions.

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

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, the Company has been exposed to changing interest rates on its investments, which consisted primarily of United States Treasury instruments with short-term (less than one year) maturities and cash. The interest rate market risk implicit in the Company’s investments at any given time is typically low, as the investments mature within short periods and the Company does not have significant exposure to changing interest rates on invested cash, and there has been no material change in the Company’s exposure to interest rate risks during the three months ended March 28, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 28, 2015.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2015, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has reported all cases instituted against it through December 31, 2014, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending March 28, 2015.

During the three months ending March 28, 2015, the previously reported case of Hunter v. Sturm, Ruger & Co., Inc. et al. was settled, though the matter remains pending subject to finalization of settlement documentation.

Also during this time period, the previously reported case of Riveting Systems, LLC D/B/A Grant Riveters v. Sturm, Ruger & Company, Inc., was voluntarily withdrawn by the plaintiff.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 28, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 4, 2015	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer

