Form 10-Q
period 2015-06-30
STURM RUGER & CO INC
filed 2015-07-28
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

The number of shares outstanding of the issuer's common stock as of July 20, 2015: Common Stock, $1 par value –18,701,530.

INDEX

STURM, RUGER & COMPANY, INC.

PART I.      FINANCIAL INFORMATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 27, 2015	December 31, 2014
		(Note)

Assets

Current Assets
Cash	$61,124	$8,901
Trade receivables, net	54,113	49,735

Gross inventories	77,923	89,017
Less LIFO reserve	(41,614)	(40,578)
Less excess and obsolescence reserve	(2,120)	(3,750)
Net inventories	34,189	44,689

Deferred income taxes	8,870	7,246
Prepaid expenses and other current assets	2,802	7,603
Total Current Assets	161,098	118,174

Property, plant and equipment	303,919	288,236
Less allowances for depreciation	(194,487)	(177,575)
Net property, plant and equipment	109,432	110,661

Other assets	21,137	25,547
Total Assets	$291,667	$254,382

Note:

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	June 27, 2015	December 31, 2014
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$41,881	$36,150
Product liability	344	641
Employee compensation and benefits	25,413	18,302
Workers’ compensation	5,327	5,133
Income taxes payable	1,827	156
Total Current Liabilities	74,792	60,382

Product liability	100	204
Deferred income taxes	8,782	8,334

Contingent liabilities – Note 10	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000 2015 – 23,763,877 issued, 18,701,530 outstanding 2014 – 23,717,321 issued, 18,737,074 outstanding	23,764	23,717
Additional paid-in capital	27,125	25,472
Retained earnings	221,831	198,159
Less: Treasury stock – at cost 2015 – 5,062,347 shares 2014 – 4,980,247 shares	(64,727)	(61,886)
Total Stockholders’ Equity	207,993	185,462
Total Liabilities and Stockholders’ Equity	$291,667	$254,382

Note:

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net firearms sales	$139,224	$153,016	$274,804	$322,179
Net castings sales	1,648	641	3,023	1,363
Total net sales	140,872	153,657	277,827	323,542

Cost of products sold	92,364	103,304	187,921	212,066

Gross profit	48,508	50,353	89,906	111,476

Operating expenses:
Selling	14,858	10,062	25,085	24,483
General and administrative	6,957	7,244	14,334	15,976
Total operating expenses	21,815	17,306	39,419	40,459

Operating income	26,693	33,047	50,487	71,017

Other income:
Interest expense, net	(37)	(36)	(77)	(73)
Other income, net	617	130	1,086	495
Total other income, net	580	94	1,009	422

Income before income taxes	27,273	33,141	51,496	71,439

Income taxes	9,713	10,855	18,433	24,834

Net income and comprehensive income	$17,560	$22,286	$33,063	$46,605

Basic earnings per share	$0.94	$1.15	$1.77	$2.40

Fully diluted earnings per share	$0.91	$1.12	$1.71	$2.34

Cash dividends per share	$0.32	$0.49	$0.49	$1.03

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2014	$23,717	$25,472	$198,159	$(61,886)	$185,462

Net income and comprehensive income			33,063		33,063

Dividends paid			(9,161)		(9,161)

Unpaid dividends accrued			(230)		(230)

Recognition of stock-based compensation expense		2,298			2,298

Exercise of stock options and vesting of RSU’s		(903)			(903)

Tax benefit realized from exercise of stock options and vesting of RSU’s		305			305

Common stock issued – compensation plans	47	(47)			—

Repurchase of 82,100 shares of common stock				(2,841)	(2,841)
Balance at June 27, 2015	$23,764	$27,125	$221,831	$(64,727)	$207,993

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	June 27, 2015	June 28, 2014

Operating Activities
Net income	$33,063	$46,605
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,841	17,880
Slow moving inventory valuation adjustment	(1,011)	960
Stock-based compensation	2,298	2,758
Gain on sale of assets	(157)	(7)
Deferred income taxes	(1,176)	623
Impairment of assets	12	—
Changes in operating assets and liabilities:
Trade receivables	(4,378)	15,680
Inventories	11,511	(18,078)
Trade accounts payable and accrued expenses	5,925	(10,181)
Employee compensation and benefits	6,881	(12,751)
Product liability	(401)	(35)
Prepaid expenses, other assets and other liabilities	8,785	(7,639)
Income taxes payable	1,671	(239)
Cash provided by operating activities	80,864	35,576

Investing Activities
Property, plant and equipment additions	(16,259)	(22,817)
Proceeds from sale of assets	218	275
Cash used for investing activities	(16,041)	(22,542)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	305	1,620
Remittance of taxes withheld from employees related to share-based compensation	(1,000)	(2,317)
Proceeds from exercise of stock options	97	23
Repurchase of common stock	(2,841)	—
Dividends paid	(9,161)	(19,989)
Cash used for financing activities	(12,600)	(20,663)

Increase (decrease) in cash and cash equivalents	52,223	(7,629)

Cash and cash equivalents at beginning of period	8,901	55,064

Cash and cash equivalents at end of period	$61,124	$47,435

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 27, 2015 may not be indicative of the results to be expected for the full year ending December 31, 2015. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the three and six months ended June 27, 2015 were firearms sales, with casting sales representing approximately 1% of sales. Export sales represent approximately 4% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company and a wholly-owned subsidiary manufacture investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in the Company’s firearms and utilize available investment casting and MIM capacity to manufacture and sell castings and MIM parts to unaffiliated, third-party customers.

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

During the six month period ended June 27, 2015, inventory quantities were reduced. If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at slightly lower costs prevailing in the prior year as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2015, the impact would not be material to the Company’s results of operations for the period and would not have a material impact on the financial position of the Company.

Inventories consist of the following:

	June 27, 2015	December 31, 2014
Inventory at FIFO
Finished products	$16,564	$20,083
Materials and work in process	61,359	68,934
Gross inventories	77,923	89,017
Less: LIFO reserve	(41,614)	(40,578)
Less: excess and obsolescence reserve	(2,120)	(3,750)
Net inventories	$34,189	$44,689

NOTE 4 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on June 15, 2016. Borrowings under this facility bear interest at LIBOR (0.7743% at June 27, 2015) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At June 27, 2015 and December 31, 2014, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

Index

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined-Benefit Plans

In December 2014, the Company fully funded and terminated its hourly and salaried defined-benefit pension plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements. Plan participants were not adversely affected by the plan terminations, but rather had their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier. Since the plans have been fully funded and settled, no cash contributions will be required in 2015 or future years.

Defined Contribution Plan

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.1 million and $1.8 million for the three and six months June 27, 2015, respectively, and $0.7 million and $1.9 million for the three and six months ended June 28, 2014, respectively. The Company plans to contribute approximately $2.0 million to the plan in matching employee contributions during the remainder of 2015.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.3 million and $2.4 million for the three and six months ended June 27, 2015, respectively, and $1.3 million and $3.7 million for the three and six months ended June 28, 2014, respectively. The Company plans to contribute approximately $2.5 million in supplemental contributions to the plan during the remainder of 2015.

NOTE 6 - INCOME TAXES

The Company's 2015 and 2014 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company’s effective income tax rate in the three and six months ended June 27, 2015 was 35.6% and 35.8%, respectively. The Company’s effective income tax rate in the three and six months ended June 28, 2014 was 32.8% and 34.8%, respectively.

Income tax payments for both the three and six months ended June 27, 2015 totaled $12.4 million. Income tax payments in the three and six months ended June 28, 2014 totaled $22.4 million and $22.5 million, respectively.

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

Index

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Numerator:
Net income	$17,560	$22,286	$33,063	$46,605
Denominator:
Weighted average number of common shares outstanding – Basic	18,697,623	19,410,102	18,688,269	19,388,396

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	649,435	533,411	620,478	511,610

Weighted average number of common shares outstanding – Diluted	19,347,058	19,943,513	19,308,747	19,900,006

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP, of which 543,200 shares remain available for future grants as of June 27, 2015.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.1 million and $2.3 million for the three and six months ended June 27, 2015, respectively, and $1.5 million and $2.8 million for the three and six months ended June 28, 2014, respectively.

Stock Options

A summary of changes in options outstanding under the plans is provided below:

Index

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2014	40,977	$8.82	$6.29
Granted	—	—	—
Exercised	(17,250)	$8.24	$4.00
Expired	—	—	—
Outstanding at June 27, 2015	23,727	$9.24	$7.96

The aggregate intrinsic value (mean market price at June 27, 2015 less the weighted average exercise price) of options outstanding under the plans was approximately $1.1 million.

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

There were 9,370 and 85,272 restricted stock units issued during the three and six months ended June 27, 2015, respectively. Total compensation costs related to these restricted stock units are $0.5 and $4.5 million, respectively. These costs are being recognized ratably over vesting periods ranging from three to five years. Total compensation cost related to restricted stock units was $1.1 and $2.3 million for the three and six months ended June 27, 2015, respectively, and $1.5 and $2.8 million for the three and six months ended June 28, 2014, respectively.

Index

NOTE 9 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net Sales
Firearms	$139,224	$153,016	$274,804	$322,179
Castings
Unaffiliated	1,648	641	3,023	1,363
Intersegment	8,747	9,452	16,291	18,906
	10,395	10,093	19,314	20,269
Eliminations	(8,747)	(9,452)	(16,291)	(18,906)
	$140,872	$153,657	$277,827	$323,542

Income (Loss) Before Income Taxes
Firearms	$27,150	$33,547	$51,354	$72,238
Castings	(463)	(542)	(1,009)	(1,071)
Corporate	586	136	1,151	272
	$27,273	$33,141	$51,496	$71,439

	June 27, 2015	December 31, 2014
Identifiable Assets
Firearms	$202,955	$211,338
Castings	16,098	16,772
Corporate	72,614	26,272
	$291,667	$254,382

NOTE 10 - CONTINGENT LIABILITIES

As of June 27, 2015, the Company was a defendant in two (2) lawsuits and is aware of certain other such claims. The lawsuits fall into two categories: traditional product liability and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

One of the two lawsuits mentioned above involves claims for damages related to allegedly defective product design and/or manufacture. This lawsuit stems from a specific incident of personal injury and is based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

Index

The Company management believes that the allegations in this case are unfounded, and that the incident was caused by the negligence and/or misuse of the firearm by a third-party or the claimant, and that there should be no recovery against the Company.

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

After a long procedural history, the case was scheduled for trial on June 15, 2009. The case was not tried on that date. The case was largely dormant until recently, when the plaintiff filed a Motion for a Status Conference, currently scheduled for July 27, 2015.

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

Provision is made for product liability claims based upon the Company’s many factors related to the severity of the alleged injury and potential liability exposure, based upon prior claim experience. Because the Company’s experience in defending these lawsuits and claims is that unfavorable outcomes are typically not probable or estimable, only in rare cases is an accrual established for such costs. In most cases, an accrual is established only for estimated legal defense costs. Product liability accruals are periodically reviewed to reflect then-current estimates of possible liabilities and expenses incurred to date and reasonably anticipated in the future. Threatened product liability claims are reflected in the Company’s product liability accrual on the same basis as actual claims; i.e., an accrual is made for reasonably anticipated possible liability and claims-handling expenses on an ongoing basis.

Index

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

NOTE 11 - SUBSEQUENT EVENTS

On July 28, 2015, Board of Directors authorized a dividend of 36¢ per share, for shareholders of record as of August 14, 2015, payable on August 28, 2015.

The Company has evaluated events and transactions occurring subsequent to June 27, 2015 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Most of the Company’s sales for the three and six months ended June 27, 2015, were firearms sales, with approximately 1% from the castings sales. Export sales represent approximately 4% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

The Company also manufactures investment castings made from steel alloys for internal use in its firearms and for sale to unaffiliated, third-party customers. In November 2014, the Company established a metal injection molding (“MIM”) subsidiary, to make parts for internal use in its firearms and for sale to unaffiliated, third-party customers.

Orders of many models of firearms from the independent distributors tend to be stronger in the first quarter of the year and weaker in the third quarter of the year. This is due in part to the timing of the distributor show season, which occurs during the first quarter.

Results of Operations

Demand

The estimated sell-through of the Company’s products from the independent distributors to retailers, which we believe to be the best available measure of demand, decreased 9% in the first half of 2015 from the comparable prior year period. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 3%.

We believe that demand for the Company’s firearms and firearms accessories in the first half of 2015 declined from the first half of 2014 due to more conservative restocking behavior at retailers after the weak consumer demand they experienced in 2014.

New products, including the AR-556 modern sporting rifle and the LC9s pistol, represented $47.7 million or 17% of firearm sales in the first half of 2015. New product sales include only major new products that were introduced in the past two years.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing six quarters follow:

Index

	2015		2014
	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	379,400	486,800	422,500	292,900	388,900	565,400

Total adjusted NICS Background Checks (thousands) (2)	2,793	3,521	4,129	2,830	2,672	3,459

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

The adjusted NICS data presented above was derived by the NSSF by subtracting out NICS checks that are not directly related to the sale of a firearm, including checks used for concealed carry (“CCW”) permit application checks as well as checks on active CCW permit databases.

The correlation between anecdotal retailer reports and a state-by-state analysis of the adjusted NICS data appears weaker than expected. Therefore our confidence in the adjusted NICS data has declined. Nonetheless, the aggregate NICS data still appears to be the best available proxy for retail demand.

Orders Received and Ending Backlog

The Company uses the estimated unit sell-through of our products from the independent distributors to retailers, along with inventory levels at the independent distributors and at the Company, as the key metrics for planning production levels.

In recent years, the Company’s backlog significantly exceeded its production capacity and was not always indicative of consumer demand in a rapidly changing marketplace. Distributors frequently placed excessive orders in the hope of getting a larger allocation of hard-to-get new products. More recently, the Company has discouraged excessive order volumes and believes that the backlog at the end of the second quarter of 2015, approximately three months of shipments based on the unit volume of the second quarter of 2015, represents more realistic demand than the backlog levels in early 2014.

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

Index

	2015		2014
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	262,400	350,700	225,800	155,900	145,200	395,000

Orders Received	$71.9	$114.8	$74.7	$50.1	$42.2	$119.8

Average Sales Price of Units Ordered	$274	$327	$331	$321	$291	$303

Ending Backlog	$123.8	$185.1	$204.2	$242.9	$289.1	$396.5

Average Unit Sales Price of Ending Backlog	$310	$319	$313	$295	$293	$293

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. These reviews resulted in decreased total unit production of 12% and 26% for the three and six months ending June 27, 2015, respectively, from the comparable prior year periods, and increased total unit production of 32% in the second quarter of 2015 compared to the first quarter of 2015.

In 2013, the Company revised its estimate of the useful life of machinery and equipment from 10 years to 7 years. This change, which became effective December 31, 2013, resulted in increased depreciation expense of $0.8 million and $1.6 million for the three and six months ended June 27, 2015, respectively, and increased depreciation expense of $2 million and $4 million for the three and six months ended June 28, 2014, respectively. The Company estimates that this change will increase depreciation expense for the machinery and equipment on hand at December 31, 2014 by approximately $3 million in 2015.

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2015		2014
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	262,400	350,700	225,800	155,900	145,200	395,000

Units Produced	487,000	369,000	360,900	356,400	552,200	598,300

Units Shipped	442,900	422,100	399,100	317,100	513,700	561,400

Average Sales Price of Units Shipped	$314	$321	$306	$310	$298	$301

Units on Backlog	399,500	580,000	651,400	824,700	985,900	1,354,400

Inventories

Index

The Company’s finished goods inventory increased by 44,100 units during the second quarter of 2015. Distributor inventories of the Company’s products increased by 63,500 units during the second quarter of 2015.

Inventory data for the trailing six quarters follows:

	2015		2014
	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	95,200	51,100	104,200	142,400	103,100	64,600

Units – Distributor Inventory (1)	325,500	262,000	326,700	350,100	325,900	201,100

Total inventory (2)	420,700	313,100	430,900	492,500	429,000	265,700

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.
(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $140.9 million for the three months ended June 27, 2015, a decrease of 8.3% from $153.7 million in the comparable prior year period.

For the six months ended June 27, 2015, consolidated net sales were $277.8 million, a decrease of 14.1% from $323.5 million in the comparable prior year period.

Firearms net sales were $139.2 million for the three months ended June 27, 2015, a decrease of 9.0% from $153.0 million in the comparable prior year period.

For the six months ended June 27, 2015, firearms net sales were $274.8 million, a decrease of 14.7% from $322.2 million in the comparable prior year period.

Firearms unit shipments decreased 13.8% and 19.5% for the three and six months ended June 27, 2015, respectively, from the comparable prior year periods.

Casting net sales were $1.6 million for the three months ended June 27, 2015, an increase of 157.1% from $0.6 million in the comparable prior year period.

For the six months ended June 27, 2015, castings net sales were $3.0 million, an increase of 121.8% from $1.4 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $92.4 million for the three months ended June 27, 2015, a decrease of 10.6% from $103.3 million in the comparable prior year period.

Index

For the six months ended June 27, 2015, consolidated cost of products sold was $187.9 million, a decrease of 11.4% from $212.1 million in the comparable prior year period.

Gross margin was 34.4% and 32.4% for the three and six months ended June 27, 2015, respectively, compared to 32.8% and 34.5% in the comparable prior year periods as illustrated below (in thousands):

	Three Months Ended
	June 27, 2015		June 28, 2014

Net sales	$140,872	100.0%	$153,657	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	89,920	63.9%	103,123	67.1%
LIFO expense	483	0.3%	387	0.3%
Overhead rate adjustments to inventory	1,398	1.0%	(477)	(0.3)%
Labor rate adjustments to inventory	318	0.2%	4	—
Product liability	245	0.2%	267	0.1%
Total cost of products sold	92,364	65.6%	103,304	67.2%

Gross profit	$48,508	34.4%	$50,353	32.8%

	Six Months Ended
	June 27, 2015		June 28, 2014

Net sales	$277,827	100.0%	$323,542	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	184,730	66.5%	211,243	65.3%
LIFO expense	1,011	0.4%	775	0.2%
Overhead rate adjustments to inventory	1,802	0.6%	(622)	(0.2)%
Labor rate adjustments to inventory	284	0.1%	(3)	—
Product liability	94	—	673	0.2%
Total cost of products sold	187,921	67.6%	212,066	65.5%

Gross profit	$89,906	32.4%	$111,476	34.5%

Index

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three months ended June 27, 2015, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 3.2% compared with the comparable 2014 period primarily due to:

•	improved labor and overhead efficiency, and
•	a product mix shift toward higher-margin firearms accessories.

For the six months ended June 27, 2015 cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability increased as a percentage of sales by 1.2% compared with the comparable 2014 period due principally to reduced sales volume which deleveraged fixed costs, including depreciation, indirect labor, and engineering and product development costs.

LIFO — For the three months ended June 27, 2015, gross inventories increased by $4.7 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.5 million. In the comparable 2014 period, gross inventories increased by $12.4 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.4 million.

For the six months ended June 27, 2015, gross inventories decreased by $11.1 million and the Company recognized LIFO expense resulting in increased cost of products sold of $1.0 million. In the comparable 2014 period, gross inventories increased by $18.8 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.8 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and six months ended June 27, 2015, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $1.4 million and $1.8 million, respectively, and corresponding increases to cost of products sold.

During the three and six months ended June 28, 2014, the Company became less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory value of $0.5 million and $0.6 million, respectively, and corresponding decreases to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three and six months ended June 27, 2015, the Company became more efficient in direct labor utilization and the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in decreases in inventory value of $0.3 million in both periods. These decreases in inventory carrying values resulted in increases to cost of products sold.

During the three and six months ended June 28, 2014, the impact of the labor rate adjustment was de minimis.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. During the three and six months ended June 28, 2014, the impact of product liability expenses was de minimis.

Index

For the three and six months ended June 28, 2014, product liability costs totaled $0.3 million and $0.7 million, respectively. See Note 10 to the notes to the condensed financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit — As a result of the foregoing factors, for the three and six months ended June 27, 2015, gross profit was $48.5 million and $89.9 million, respectively, a decrease of $1.9 million and $21.6 million from $50.4 million and $111.5 million in the comparable prior year periods. Gross profit as a percentage of sales increased to 34.4% and decreased to 32.4% in the three and six months ended June 27, 2015, respectively, from 32.8% and 34.5% in the comparable prior year periods.

Selling, General and Administrative, and Other Operating Expenses

Selling, general and administrative, and other operating expenses were $21.8 million for the three months ended June 27, 2015, an increase of $4.5 million or 26.1% from the comparable prior year period. This increase is primarily attributable to the expenses related to the summer sales promotions and the “2 Million Gun Challenge to Benefit the NRA”, neither of which was in effect in 2014, partially offset by a reduction in performance-based incentive compensation and profit-sharing expenses from the comparable prior year period.

Selling, general and administrative, and other operating expenses were $39.4 million for the six months ended June 27, 2015, a decrease of $1.1 million or 2.6% from the comparable prior year period. This decrease is attributable to a significant reduction in performance-based incentive compensation and profit-sharing expenses from the comparable prior year period and reduced information technology expenses, partially offset by the expenses related to the summer sales promotions.

Other income, net

Other income, net was $0.6 million and $1.0 million in the three and six months ended June 27, 2015, compared to $0.1 million and $0.4 million in the three and six months ended June 28, 2014. These increases are attributable to increased royalty income.

Income Taxes and Net Income

The Company’s effective income tax rate in the three and six months ended June 27, 2015 was 35.6% and 35.8%, respectively. The Company’s effective income tax rate in the three and six months ended June 28, 2014 was 32.8% and 34.8%, respectively.

As a result of the foregoing factors, consolidated net income was $17.6 million and $33.1 million for the three and six months ended June 27, 2015, respectively. This represents a decrease of 21.1% and 29.0% from $22.3 million and $46.6 million, respectively, in the comparable prior year periods.

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

Index

EBITDA is defined as earnings before interest, taxes, and depreciation and amortization. The Company calculates its EBITDA by adding the amount of interest expense, income tax expense, and depreciation and amortization expenses that have been deducted from net income back into net income, and subtracting the amount of interest income that was included in net income from net income.

EBITDA was $36.2 million for the three months ended June 27, 2015, a decrease of 14.1% from $42.1 million in the comparable prior year period.

For the six months ended June 27, 2015, EBITDA was $69.4 million, a decrease of 22.3% from $89.4 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net income	$17,560	$22,286	$33,063	$46,605

Income tax expense	9,713	10,855	18,433	24,834
Depreciation and amortization expense	8,884	8,940	17,841	17,880
Interest expense, net	37	36	77	73
EBITDA	$36,194	$42,117	$69,414	$89,392

Financial Condition

Liquidity

At the end of the second quarter of 2015, the Company’s cash totaled $61.1 million. Pre-LIFO working capital of $127.9 million, less the LIFO reserve of $41.6 million, resulted in working capital of $86.3 million and a current ratio of 2.2 to 1.

Operations

Cash provided by operating activities was $80.9 million for the six months ended June 27, 2015, compared to $35.6 million for the comparable prior year period. The increase in cash provided by operations is primarily attributable to decreases in inventory and reduced incentive compensation payments in the six months ended June 27, 2015, partially offset by decreased net income and increased accounts receivable.

Index

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

Investing and Financing

Capital expenditures for the six months ended June 27, 2015 totaled $16.3 million, a decrease of 28.7% from $22.8 million in the comparable prior year period. In 2015, the Company expects to spend approximately $30 million on capital expenditures to purchase tooling fixtures and equipment for new product introductions and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $9.2 million were paid during the six months ended June 27, 2015.

On July 28, 2015, the Board of Directors authorized a dividend of 36¢ per share, for shareholders of record as of August 14, 2015, payable on August 28, 2015. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

During the six months ended June 27, 2015, the Company repurchased 82,100 shares of its common stock for $2.8 million in the open market. The average price per share purchased was $34.57. These purchases were funded with cash on hand. As of June 27, 2015, $73.2 million remained authorized for future stock repurchases.

The Company fully funded and terminated its hourly and salaried defined-benefit pension plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements in the fourth quarter of 2014. Plan participants were not adversely affected by the plan terminations, but rather had their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier. Since the plans have been fully funded and settled, no cash contributions will be required in 2015 or future years.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2016, remained unused at June 27, 2015 and the Company has no debt.

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

Index

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

Historically, the Company has been exposed to changing interest rates on its investments, which consisted primarily of United States Treasury instruments with short-term (less than one year) maturities and cash. The interest rate market risk implicit in the Company’s investments at any given time is typically low, as the investments mature within short periods and the Company does not have significant exposure to changing interest rates on invested cash, and there has been no material change in the Company’s exposure to interest rate risks during the six months ended June 27, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 27, 2015.

Index

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2015, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The nature of the legal proceedings against the Company is discussed at Note 10 to the financial statements, which are included in this Form 10-Q, which discussion is incorporated herein by reference.

The Company has reported all cases instituted against it through March 28, 2015, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending June 27, 2015.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.1	Seventh Amendment to Credit Agreement dated June 5, 2015 between the Company and Bank of America, N.A. (1)

Index

31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Form 8-K filed with the S.E.C. on June 12, 2015

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 27, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: July 28, 2015	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer

