Form 10-Q
period 2015-09-26
STURM RUGER & CO INC
filed 2015-11-04
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [ X ]          No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]          No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ X ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]          No [ X ]

The number of shares outstanding of the issuer's common stock as of October 30, 2015: Common Stock, $1 par value –18,701,530.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 26, 2015	December 31, 2014
		(Note)

Assets

Current Assets
Cash	$60,252	$8,901
Trade receivables, net	52,982	49,735

Gross inventories	85,529	89,017
Less LIFO reserve	(42,308)	(40,578)
Less excess and obsolescence reserve	(2,460)	(3,750)
Net inventories	40,761	44,689

Deferred income taxes	7,369	7,246
Prepaid expenses and other current assets	4,393	7,603
Total Current Assets	165,757	118,174

Property, plant and equipment	304,582	288,236
Less allowances for depreciation	(195,716)	(177,575)
Net property, plant and equipment	108,866	110,661

Other assets	18,498	25,547
Total Assets	$293,121	$254,382

Note:

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

	September 26, 2015	December 31, 2014
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$37,159	$36,150
Product liability	645	641
Employee compensation and benefits	27,363	18,302
Workers’ compensation	5,080	5,133
Income taxes payable	257	156
Total Current Liabilities	70,504	60,382

Product liability	99	204
Deferred income taxes	8,379	8,334

Contingent liabilities – Note 10	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000 2015 – 23,763,877 issued, 18,701,530 outstanding 2014 – 23,717,321 issued, 18,737,074 outstanding	23,764	23,717
Additional paid-in capital	28,269	25,472
Retained earnings	226,833	198,159
Less: Treasury stock – at cost 2015 – 5,062,347 shares 2014 – 4,980,247 shares	(64,727)	(61,886)
Total Stockholders’ Equity	214,139	185,462
Total Liabilities and Stockholders’ Equity	$293,121	$254,382

Note:

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Net firearms sales	$119,281	$97,847	$394,084	$420,026
Net castings sales	1,590	480	4,614	1,843
Total net sales	120,871	98,327	398,698	421,869

Cost of products sold	86,860	74,589	274,781	286,655

Gross profit	34,011	23,738	123,917	135,214

Operating expenses:
Selling	9,170	7,586	34,255	32,069
General and administrative	6,880	6,192	21,214	22,168
Total operating expenses	16,050	13,778	55,469	54,237

Operating income	17,961	9,960	68,448	80,977

Other income:
Interest expense, net	(36)	(37)	(113)	(110)
Other income, net	247	673	1,333	1,168
Total other income, net	211	636	1,220	1,058

Income before income taxes	18,172	10,596	69,668	82,035

Income taxes	6,209	3,815	24,642	28,648

Net income and comprehensive income	$11,963	$6,781	$45,026	$53,387

Basic earnings per share	$0.64	$0.35	$2.41	$2.75

Fully diluted earnings per share	$0.62	$0.34	$2.33	$2.69

Cash dividends per share	$0.36	$0.45	$0.85	$1.48

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2014	$23,717	$25,472	$198,159	$(61,886)	$185,462

Net income and comprehensive income			45,026		45,026

Dividends paid			(15,893)		(15,893)

Unpaid dividends accrued			(459)		(459)

Recognition of stock-based compensation expense		3,442			3,442

Exercise of stock options and vesting of RSU’s		(903)			(903)

Tax benefit realized from exercise of stock options and vesting of RSU’s		305			305

Common stock issued – compensation plans	47	(47)			—

Repurchase of 82,100 shares of common stock				(2,841)	(2,841)
Balance at September 26, 2015	$23,764	$28,269	$226, 833	$(64,727)	$214,139

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 26, 2015	September 27, 2014

Operating Activities
Net income	$45,026	$53,387
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,693	26,820
Slow moving inventory valuation adjustment	(1,126)	2,615
Stock-based compensation	3,442	4,193
Gain on sale of assets	(157)	(8)
Deferred income taxes	(78)	511
Impairment of assets	32	—
Changes in operating assets and liabilities:
Trade receivables	(3,247)	21,542
Inventories	5,054	(27,058)
Trade accounts payable and accrued expenses	956	(22,414)
Employee compensation and benefits	8,602	(17,586)
Product liability	(101)	(360)
Prepaid expenses, other assets and other liabilities	9,752	(10,819)
Income taxes payable	101	131
Cash provided by operating activities	94,949	30,954

Investing Activities
Property, plant and equipment additions	(24,488)	(28,696)
Proceeds from sale of assets	222	179
Cash used for investing activities	(24,266)	(28,517)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	305	1,621
Remittance of taxes withheld from employees related to share-based compensation	(1,000)	(2,363)
Proceeds from exercise of stock options	97	23
Repurchase of common stock	(2,841)	—
Dividends paid	(15,893)	(28,728)
Cash used for financing activities	(19,332)	(29,447)

Increase (decrease) in cash and cash equivalents	51,351	(27,010)

Cash and cash equivalents at beginning of period	8,901	55,064

Cash and cash equivalents at end of period	$60,252	$28,054

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 26, 2015 may not be indicative of the results to be expected for the full year ending December 31, 2015. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the three and nine months ended September 26, 2015 were firearms sales, with casting sales representing approximately 1% of sales. Export sales represent approximately 5% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

During the nine month period ended September 26, 2015, inventory quantities were reduced. If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at slightly lower costs prevailing in the prior year as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2015, the impact would not be material to the Company’s results of operations for the period and would not have a material impact on the financial position of the Company.

Inventories consist of the following:

	September 26, 2015	December 31, 2014
Inventory at FIFO
Finished products	$22,814	$20,083
Materials and work in process	62,715	68,934
Gross inventories	85,529	89,017
Less: LIFO reserve	(42,308)	(40,578)
Less: excess and obsolescence reserve	(2,460)	(3,750)
Net inventories	$40,761	$44,689

NOTE 4 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on June 15, 2016. Borrowings under this facility bear interest at LIBOR (0.8469% at September 26, 2015) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At September 26, 2015 and December 31, 2014, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

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

Defined Contribution Plan

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.7 million and $2.5 million for the three and nine months September 26, 2015, respectively, and $0.6 million and $2.5 million for the three and nine months ended September 27, 2014, respectively. The Company plans to contribute approximately $0.7 million to the plan in matching employee contributions during the remainder of 2015.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.3 million and $3.7 million for the three and nine months ended September 26, 2015, respectively, and $0.9 million and $4.6 million for the three and nine months ended September 27, 2014, respectively. The Company plans to contribute approximately $1.3 million in supplemental contributions to the plan during the remainder of 2015.

NOTE 6 - INCOME TAXES

The Company's 2015 and 2014 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company’s effective income tax rate in the three and nine months ended September 26, 2015 was 34.2% and 35.4%, respectively. The Company’s effective income tax rate in the three and nine months ended September 27, 2014 was 36.0% and 34.9%, respectively.

Income tax payments for the three and nine months ended September 26, 2015 totaled $8.3 million and $20.6 million, respectively. Income tax payments in the three and nine months ended September 27, 2014 totaled $2.9 million and $25.4 million, respectively.

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

Index

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Numerator:
Net income	$11,963	$6,781	$45,026	$53,387
Denominator:
Weighted average number of common shares outstanding – Basic	18,701,530	19,417,437	18,692,755	19,398,184

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	673,013	515,875	650,910	480,873

Weighted average number of common shares outstanding – Diluted	19,374,543	19,933,312	19,343,665	19,879,057

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP, of which 543,200 shares remain available for future grants as of September 26, 2015.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.1 million and $3.4 million for the three and nine months ended September 26, 2015, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 27, 2014, respectively.

Index

Stock Options

A summary of changes in options outstanding under the plans is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2014	40,977	$8.82	$6.29
Granted	—	—	—
Exercised	(17,250)	$8.24	$4.00
Expired	—	—	—
Outstanding at September 26, 2015	23,727	$9.24	$7.96

The aggregate intrinsic value (mean market price at September 26, 2015 less the weighted average exercise price) of options outstanding under the plans was approximately $1.2 million.

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

There were no restricted stock units issued in the three months ended September 26, 2015. For the nine months ended September 26, 2015, there were 85,272 restricted stock units issued. Total compensation costs related to these restricted stock units are $2.4 million. These costs are being recognized ratably over vesting periods ranging from three to five years. Total compensation cost related to restricted stock units was $1.1 million and $3.4 million for the three and nine months ended September 26, 2015, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 27, 2014, respectively.

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

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net Sales
Firearms	$119,281	$97,847	$394,084	$420,026
Castings
Unaffiliated	1,590	480	4,614	1,843
Intersegment	7,635	7,043	23,926	25,949
	9,225	7,523	28,540	27,792
Eliminations	(7,635)	(7,043)	(23,926)	(25,949)
	$120,871	$98,327	$398,698	$421,869

Income (Loss) Before Income Taxes
Firearms	$19,719	$8,795	$71,073	$81,018
Castings	(1,897)	1,299	(2,906)	243
Corporate	350	502	1,501	774
	$18,172	$10,596	$69,668	$82,035

	September 26, 2015	December 31, 2014
Identifiable Assets
Firearms	$206,493	$211,338
Castings	16,074	16,772
Corporate	70,554	26,272
	$293,121	$254,382

NOTE 10 - CONTINGENT LIABILITIES

As of September 26, 2015, the Company was a defendant in two (2) lawsuits and is aware of certain other such claims. The lawsuits fall into two categories: traditional product liability and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

One of the two lawsuits mentioned above involves a claim for damages related to an allegedly defective product due to its design and/or manufacture. This lawsuit stems from a specific incident of

Index

personal injury and is based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

The Company management believes that the allegations in this case are unfounded, that the incident was unrelated to the design or manufacture of the firearm, and that there should be no recovery against the Company.

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

After a long procedural history, the case was scheduled for trial on June 15, 2009. The case was not tried on that date and was largely dormant until a status conference was held on July 27, 2015. At that time, the court entered a scheduling order setting deadlines for plaintiff to file a Second Amended Complaint, for defendants to answer, and for defendants to file dispositive motions. The plaintiff failed to file a Second Amended Complaint by the deadline and dispositive motions are not yet due.

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

NOTE 11 - SUBSEQUENT EVENTS

On November 4, 2015, Board of Directors authorized a dividend of 25¢ per share, for shareholders of record as of November 16, 2015, payable on November 30, 2015.

The Company has evaluated events and transactions occurring subsequent to September 26, 2015 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Most of the Company’s sales for the three and nine months ended September 26, 2015, were firearms sales, with approximately 1% from the castings sales. Export sales represent approximately 5% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

The estimated sell-through of the Company’s products from the independent distributors to retailers increased 28% in the third quarter of 2015 from the comparable prior year period. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 8%.

The estimated sell-through of the Company’s products from the independent distributors to retailers was unchanged in the first nine months of 2015 from the comparable prior year period. For the same period, the NICS background checks (as adjusted by the NSSF) increased 4%.

New products, including the AR-556 modern sporting rifle and the LC9s pistol, represented $81.1 million or 21% of firearm sales in the first nine months of 2015. New product sales include only major new products that were introduced in the past two years.

Index

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing seven quarters follow:

	2015			2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	374,900	379,400	486,800	422,500	292,900	388,900	565,400

Total adjusted NICS Background Checks (thousands) (2)	3,050	2,793	3,521	4,129	2,830	2,672	3,459

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2015			2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	207,500	262,400	350,700	225,800	155,900	145,200	395,000

Orders Received	$73.1	$71.9	$114.8	$74.7	$50.1	$42.2	$119.8

Average Sales Price of Units Ordered	$352	$274	$327	$331	$321	$291	$303

Index

Ending Backlog	$80.5	$123.8	$185.1	$204.2	$242.9	$289.1	$396.5

Average Unit Sales Price of Ending Backlog	$379	$310	$319	$313	$295	$293	$293

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. These reviews resulted in increased total unit production of 23% for the third quarter of 2015 from the comparable prior year period.

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2015			2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	207,500	262,400	350,700	225,800	155,900	145,200	395,000

Units Produced	439,900	487,000	369,000	360,900	356,400	552,200	598,300

Units Shipped	394,700	442,900	422,100	399,100	317,100	513,700	561,400

Average Sales Price of Units Shipped	$302	$314	$321	$306	$310	$298	$301

Units on Backlog	212,300	399,500	580,000	651,400	824,700	985,900	1,354,400

Inventories

Index

The Company’s finished goods inventory increased by 45,200 units during the third quarter of 2015. Distributor inventories of the Company’s products increased by 19,800 units during the third quarter of 2015.

Inventory data for the trailing seven quarters follows:

	2015			2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	140,400	95,200	51,100	104,200	142,400	103,100	64,600

Units – Distributor Inventory (1)	345,300	325,500	262,000	326,700	350,100	325,900	201,100

Total inventory (2)	485,700	420,700	313,100	430,900	492,500	429,000	265,700

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.
(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $120.9 million for the three months ended September 26, 2015, an increase of 23.0% from $98.3 million in the comparable prior year period.

For the nine months ended September 26, 2015, consolidated net sales were $398.7 million, a decrease of 5.5% from $421.9 million in the comparable prior year period.

Firearms net sales were $119.3 million for the three months ended September 26, 2015, an increase of 22.0% from $97.8 million in the comparable prior year period.

For the nine months ended September 26, 2015, firearms net sales were $394.1 million, a decrease of 6.2% from $420.0 million in the comparable prior year period.

Firearms unit shipments increased 24.5% and decreased 9.5% for the three and nine months ended September 26, 2015, respectively, from the comparable prior year periods.

Casting net sales were $1.6 million for the three months ended September 26, 2015, an increase of 231% from $0.5 million in the comparable prior year period.

For the nine months ended September 26, 2015, castings net sales were $4.6 million, an increase of 150% from $1.8 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $86.9 million for the three months ended September 26, 2015, an increase of 16.5% from $74.6 million in the comparable prior year period.

Index

For the nine months ended September 26, 2015, consolidated cost of products sold was $274.8 million, a decrease of 4.1% from $286.7 million in the comparable prior year period.

Gross margin was 28.1% and 31.1% for the three and nine months ended September 26, 2015, respectively, compared to 24.1% and 32.1% in the comparable prior year periods as illustrated below (in thousands):

	Three Months Ended
	September 26, 2015		September 27, 2014

Net sales	$120,871	100.0%	$98,327	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	84,377	69.8%	76,785	78.1%
LIFO expense	694	0.6%	388	0.4%
Overhead rate adjustments to inventory	1,149	0.9%	(2,188)	(2.2)%
Labor rate adjustments to inventory	62	0.1%	(239)	(0.2)%
Product liability	578	0.5%	(157)	(0.2)%
Total cost of products sold	86,860	71.9%	74,589	75.9%

Gross profit	$34,011	28.1%	$23,738	24.1%

	Nine Months Ended
	September 26, 2015		September 27, 2014

Net sales	$398,698	100.0%	$421,869	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	269,107	67.5%	288,028	68.3%
LIFO expense	1,705	0.4%	1,163	0.3%
Overhead rate adjustments to inventory	2,952	0.7%	(2,810)	(0.7)%
Labor rate adjustments to inventory	346	0.1%	(243)	(0.1)%
Product liability	672	0.2%	517	0.1%
Total cost of products sold	274,782	68.9%	286,655	67.9%

Gross profit	$123,916	31.1%	$135,214	32.1%

Index

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three months ended September 26, 2015, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 8.3% compared with the comparable 2014 period primarily due to increased overall volume favorably leveraging manufacturing overhead and improved productivity.

For the nine months ended September 26, 2015, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 0.8% compared with the comparable 2014 period.

In 2013, the Company revised its estimate of the useful life of machinery and equipment from 10 years to 7 years, which resulted in increased depreciation expense of $0.8 million and $2.5 million for the three and nine months ended September 26, 2015, respectively, and increased depreciation expense of $2 million and $6 million for the three and nine months ended September 27, 2014, respectively.

LIFO — For the three months ended September 26, 2015, gross inventories increased by $7.6 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.7 million. In the comparable 2014 period, gross inventories increased by $9.4 million and the Company recognized LIFO expense resulting in increased cost of products sold of $0.4 million.

For the nine months ended September 26, 2015, gross inventories decreased by $3.5 million and the Company recognized LIFO expense resulting in increased cost of products sold of $1.7 million. In the comparable 2014 period, gross inventories increased by $28.2 million and the Company recognized LIFO expense resulting in increased cost of products sold of $1.2 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and nine months ended September 26, 2015, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $1.2 million and $3.0 million, respectively, and corresponding increases to cost of products sold.

During the three and nine months ended September 27, 2014, the Company became less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory value of $2.2 million and $2.8 million, respectively, and corresponding decreases to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three and nine months ended September 26, 2015, the Company became more efficient in direct labor utilization and the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in decreases in inventory value of $0.1 million and $0.3 million, respectively, and corresponding increases to cost of products sold.

During the three and nine months ended September 27, 2014, the Company was less efficient with labor and the labor rates used to absorb labor expense into inventory increased, resulting in increases in inventory value of $0.2 million and $0.2 million, respectively, and corresponding decreases to cost of products sold.

Index

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. During the three and nine months ended September 26, 2015 product liability expense was $0.6 million and $0.7 million, respectively.

Due to favorable experience in product liability matters during the third quarter of 2014, income of $0.2 million was recognized. For the nine months ended September 27, 2014 product liability costs totaled $0.5 million. See Note 10 to the notes to the condensed financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit — As a result of the foregoing factors, for the three and nine months ended September 26, 2015, gross profit was $34.0 million and $123.9 million, respectively, an increase of $10.3 million and a decrease of $11.3 million from $23.7 million and $135.2 million in the comparable prior year periods. Gross profit as a percentage of sales increased to 28.1% and decreased to 31.1% in the three and nine months ended September 26, 2015, respectively, from 24.1% and 32.1% in the comparable prior year periods.

Selling, General and Administrative, and Other Operating Expenses

Selling, general and administrative, and other operating expenses were $16.1 million for the three months ended September 26, 2015, an increase of $2.3 million or 16.5% from the comparable prior year period. This increase is primarily attributable to increased sales promotions, including the “2 Million Gun Challenge to Benefit the NRA”, which was not in effect in 2014.

Selling, general and administrative, and other operating expenses were $55.5 million for the nine months ended September 26, 2015, an increase of $1.3 million or 2.3% from the comparable prior year period. This increase is attributable to the expenses related to the increased sales promotions, including the “2 Million Gun Challenge to Benefit the NRA”, which was not in effect in 2014, partially offset by a reduction in performance-based incentive compensation, profit-sharing, and information technology expenses.

Other income, net

Other income, net was $0.2 million and $1.2 million in the three and nine months ended September 26, 2015, compared to $0.6 million and $1.1 million in the three and nine months ended September 27, 2014.

Income Taxes and Net Income

The Company’s effective income tax rate in the three and nine months ended September 26, 2015 was 34.2% and 35.4%, respectively. The Company’s effective income tax rate in the three and nine months ended September 27, 2014 was 36.0% and 34.9%, respectively.

As a result of the foregoing factors, consolidated net income was $12.0 million and $45.0 million for the three and nine months ended September 26, 2015, respectively. This represents an increase of 76.5% and a decrease of 15.7% from $6.8 million and $53.4 million in the comparable prior year periods.

Index

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

EBITDA was $27.0 million for the three months ended September 26, 2015, an increase of 37.8% from $19.6 million in the comparable prior year period.

For the nine months ended September 26, 2015, EBITDA was $96.5 million, a decrease of 11.5% from $109.0 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Net income	$11,963	$6,781	$45,026	$53,387

Income tax expense	6,209	3,815	24,642	28,648
Depreciation and amortization expense	8,852	8,940	26,693	26,820
Interest expense, net	36	37	113	110
EBITDA	$27,060	$19,573	$96,474	$108,965

Index

Financial Condition

Liquidity

At the end of the third quarter of 2015, the Company’s cash totaled $60.3 million. Pre-LIFO working capital of $137.6 million, less the LIFO reserve of $42.3 million, resulted in working capital of $95.3 million and a current ratio of 2.4 to 1.

Operations

Cash provided by operating activities was $94.9 million for the nine months ended September 26, 2015, compared to $31.0 million for the comparable prior year period. This differential is primarily due to an increase in inventories and a reduction in accounts payable and employee compensation liabilities during the prior year period compared with a decrease in inventories and an increase in accounts payable and employee compensation liabilities in the current year period.

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

Investing and Financing

Capital expenditures for the nine months ended September 26, 2015 totaled $24.5 million, a decrease of 14.7% from $28.7 million in the comparable prior year period. In 2015, the Company expects to spend approximately $30 million on capital expenditures to purchase tooling fixtures and equipment for new product introductions and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $15.9 million were paid during the nine months ended September 26, 2015.

On November 4, 2015, the Board of Directors authorized a dividend of 25¢ per share, for shareholders of record as of November 16, 2015, payable on November 30, 2015. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

During the nine months ended September 26, 2015, the Company repurchased 82,100 shares of its common stock for $2.8 million in the open market. The average price per share purchased was $34.57. These purchases were funded with cash on hand. As of September 26, 2015, $73.2 million remained authorized for future stock repurchases.

The Company fully funded and terminated its hourly and salaried defined-benefit pension plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements in the fourth quarter of 2014. Plan participants were not adversely affected by the plan terminations, but

Index

rather had their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier. Since the plans have been fully funded and settled, no cash contributions will be required in 2015 or future years.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2016, remained unused at September 26, 2015 and the Company has no debt.

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

Historically, the Company has been exposed to changing interest rates on its investments, which consisted primarily of United States Treasury instruments with short-term (less than one year) maturities and cash. The interest rate market risk implicit in the Company’s investments at any given time is typically low, as the investments mature within short periods and the Company does not have significant exposure to changing interest rates on invested cash, and there has been no material change in the Company’s exposure to interest rate risks during the nine months ended September 26, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 26, 2015.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2015, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has reported all cases instituted against it through June 27, 2015, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

During the three months ending September 26, 2015, one case was formally instituted against the Company, captioned Paul W. Kelley v. Sturm, Ruger & Company, Inc., et al pending in Circuit Court for Kent County, Maryland.

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

Index

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: November 4, 2015	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer