Form 10-K
period 2015-12-31
STURM RUGER & CO INC
filed 2016-02-24
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

Ö  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  Ö  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES         NO Ö

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES Ö     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ Ö ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ Ö ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES       NO Ö

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES Ö  NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015:

Common Stock, $1 par value - $1,076,441,000

The number of shares outstanding of the registrant's common stock as of February 22, 2016:

Common Stock, $1 par value –18,946,000 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2015 Annual Meeting of Stockholders to be held May 3, 2016 are incorporated by reference into Part III (Items 10 through 14) of this Report.

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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. and Subsidiary (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of the Company’s sales for the year ended December 31, 2015 were from the firearms segment, with approximately 1% from the castings segment. Export sales represent approximately 4% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company primarily offers products in three industry product categories – rifles, pistols, and revolvers. The Company’s firearms are sold through independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in the firearms segment and has minimal sales to outside customers. The castings and MIM parts sold to outside customers, either directly or through manufacturers’ representatives, represented approximately 1% of the Company’s total sales for the year ended December 31, 2015.

For the years ended December 31, 2015, 2014, and 2013, net sales attributable to the Company's firearms operations were approximately $544.9 million, $542.3 million and $678.6 million, or virtually all of the total net sales in each year. The balance of the Company's net sales for the aforementioned periods was attributable to its castings operations.

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

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Sales of rifles by the Company accounted for approximately $208.5 million, $203.9 million, and $217.6 million of total net sales for the years 2015, 2014, and 2013, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Net sales of pistols by the Company accounted for approximately $192.2 million, $198.2 million, and $293.5 million of revenues for the years 2015, 2014, and 2013, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Net sales of revolvers by the Company accounted for approximately $113.3 million, $112.8 million, and $108.2 million of revenues for the years 2015, 2014, and 2013, respectively.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for approximately $30.3 million, $23.9 million, and $59.3 million of total net sales for the years 2015, 2014, and 2013, respectively.

Castings Products

Net sales attributable to the Company’s casting operations (excluding intercompany transactions) accounted for approximately $6.2 million, $2.2 million, and $9.7 million, for 2015, 2014, and 2013, respectively. These sales represented approximately 1% of total net sales in each of these years.

Manufacturing

Firearms

The Company produces one model of pistol, all of its revolvers and most of its rifles at the Newport, New Hampshire facility. Most of the Company’s pistols are produced at the Prescott, Arizona facility. Some rifle models and one pistol model are produced at the Mayodan, North Carolina facility, which began operations in the latter months of 2013.

Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company's castings segment through processes known as precision investment casting. The Company also uses many MIM parts in its firearms. See "Manufacturing-Castings" below for a description of these processes. The Company believes that investment castings and MIM parts provide greater design flexibility and result in component parts which are generally close to their ultimate shape and, therefore, require less machining than processes requiring machining a solid billet of metal to obtain a part. Through the use of investment castings and MIM parts, the Company endeavors to produce durable and less costly component parts for its firearms.

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

Marketing and Distribution

Firearms

The Company's firearms are primarily marketed through a network of federally licensed, independent wholesale distributors who purchase the products directly from the Company. They resell to federally licensed, independent retail firearms dealers who in turn resell to legally authorized end users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 20 distributors service the domestic commercial market, with an additional 24 distributors servicing the domestic law enforcement market and two distributors servicing the Canadian market.

In 2015, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-18%; Lipsey’s-17%; Sports South-13%, and Jerry’s/Ellett Brothers-11%.

In 2014, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-19%; Lipsey’s-13%; Sports South-13%, and Jerry’s/Ellett Brothers-12%.

In 2013, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-16%; Jerry’s/Ellett Brothers-14%; Lipsey’s-14%; and Sports South-11%.

The Company employs 15 employees who service these distributors and call on retailers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end users rather than from the independent wholesale distributors, the Company believes that the loss of any distributor would not have a material, long-term adverse effect on the Company, but may have a material adverse effect on the Company’s financial results for a particular period. The Company considers its relationships with its distributors to be satisfactory.

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

Employees

As of February 1, 2016, the Company employed approximately 1,920 full-time employees of which approximately 27% had at least ten years of service with the Company. The Company uses temporary employees to supplement its workforce. As of February 1, 2016, there were approximately 260 temporary employees.

None of the Company's employees are subject to a collective bargaining agreement.

Research and Development

In 2015, 2014, and 2013, the Company spent approximately $8.5 million, $10.0 million, and $6.2 million, respectively, on research and development activities relating to new products and the improvement of existing products. As of February 1, 2016, the Company had approximately 115 employees whose primary responsibilities were research and development activities.

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

Name	Age	Position With Company

Michael O. Fifer	58	Chief Executive Officer

Christopher J. Killoy	57	President and Chief Operating Officer

Thomas A. Dineen	47	Vice President, Treasurer and Chief Financial Officer

Mark T. Lang	59	Group Vice President

Thomas P. Sullivan	55	Vice President of Newport Operations

Kevin B. Reid, Sr.	55	Vice President, General Counsel and Corporate Secretary

Steven M. Maynard	61	Vice President of Lean Business Development

Shawn C. Leska	44	Vice President, Sales

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

Mark T. Lang joined the Company as Group Vice President on February 18, 2008. Mr. Lang is responsible for management of the Prescott Firearms Division, the MIM subsidiary, and the Company’s acquisition efforts. Prior to joining the Company, Mr. Lang was President of the Custom Products Business at Mueller Industries, Inc. Prior to joining Mueller, Mr. Lang was the Vice President of Operations for the Automotive Division of Thomas and Betts, Inc.

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

Shawn C. Leska became Vice President, Sales on November 6, 2015. Mr. Leska joined the Company in 1989, and has served in a variety of positions in the sales department. Most recently, Mr. Leska served as Director of Sales since 2011.

Where You Can Find More Information

The Company is subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and accordingly, files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, the Company's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Until November 30, 1998, the “Brady Law” mandated a nationwide five-day waiting period and background check prior to the purchase of a handgun. As of November 30, 1998, the National Instant Criminal Background Check System, which applies to both handguns and long guns, replaced the five-day waiting period. The Company believes that the “Brady Law” and the National Instant Criminal Background Check System have not had a significant effect on the Company’s sales of firearms, nor does the Company anticipate any significant impact on sales in the future. On September 13, 1994, the “Violent Crime Control and Law Enforcement Act” banned so-called “assault weapons.” All the Company’s then-manufactured commercially-sold long guns were exempted by name as “legitimate sporting firearms.” This ban expired by operation of law on September 13, 2004. The Company remains strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms.

In 2005, Congress enacted the Protection of Lawful Commerce in Arms Act (“PLCAA”). The PLCAA was enacted to address abuses by cities and agenda-driven individuals who wrongly sought to make firearms manufacturers liable for legally manufactured and lawfully sold products if those products were later used in criminal acts. The Company believes the PLCAA merely codifies common sense and long standing tort principles. If the PLCAA is repealed or efforts to circumvent it are successful and lawsuits similar to those filed by cities and agenda-driven individuals in the late 1990s and early 2000s are allowed to proceed, it could have a material adverse impact on the Company.

Currently, federal and several states’ legislatures are considering additional legislation relating to the regulation of firearms. These proposed bills are extremely varied, but many seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. Other legislation seeks to require new technologies, such as microstamping and so-called “smart gun” technology, that are not proven, reliable or feasible. Such legislation became effective in California in 2013, and has limited our ability to sell certain products in California. If similar legislation is enacted in other states, it could effectively ban or severely limit the sale of affected firearms. There also are legislative proposals to limit magazine capacity.

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

The Company’s results of operations could be adversely affected by a decrease in demand for Company products.

If demand for the Company’s products decreases significantly, the Company would be unable to efficiently utilize its capacity, and profitability would suffer. Decreased demand could result from a macroeconomic downturn, or could be specific to the firearms industry. If the decrease in demand occurs abruptly, the adverse impact would be even greater.

The Company must comply with various laws and regulations pertaining to workplace safety and environment, environmental matters, and firearms manufacture.

In the normal course of its manufacturing operations, the Company is subject to numerous federal, state and local laws and governmental regulations, and governmental proceedings and orders. These laws and regulations pertain to matters like workplace safety and environment, firearms serial number tracking and control, waste disposal, air emissions and water discharges into the environment. Noncompliance with any one or more of these laws and regulations could have a material adverse impact on the Company.

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

The Company has three other facilities that were not used in its manufacturing operations in 2015:

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

The Company has reported all cases instituted against it through September 26, 2015, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

During the three months ending December 31, 2015, one case was formally instituted against the Company, captioned Davies Innovation v. Sturm, Ruger & Company, Inc. pending in United States District Court for the Southern District of Texas.

During the three months ending December 31, 2015, no cases previously reported were settled or dismissed.

ITEM 4—MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 11, 2016, the Company had 1,703 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported on the New York Stock Exchange and dividends paid on the Company’s common stock.

	High	Low	Dividends Per Share
2014:
First Quarter	$85.93	$59.26	$0.54
Second Quarter	69.19	57.71	0.49
Third Quarter	60.59	45.76	0.45
Fourth Quarter	52.41	33.60	0.14

2015:
First Quarter	$56.13	$33.89	$0.17
Second Quarter	58.77	47.38	0.32
Third Quarter	66.11	54.84	0.36
Fourth Quarter	61.39	48.10	0.25

Issuer Repurchase of Equity Securities

In the fourth quarter of 2015, the Company did not repurchase any shares of its common stock.

Comparison of Five-Year Cumulative Total Return*

Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Recreation and Russell 2000 Index

(Performance Results Through 12/31/15)

Assumes $100 invested at the close of trading 12/10 in Sturm, Ruger & Company, Inc., common stock, Standard and Poor’s 500, Recreation and Russell 2000 Index.

* Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

	2010	2011	2012	2013	2014	2015
Sturm, Ruger & Co., Inc.	$100.00	$222.54	$310.46	$518.31	$252.72	$443.72
Standard & Poor’s 500	$100.00	$100.00	$113.40	$146.97	$163.71	$162.52
Recreation	$100.00	$92.16	$123.70	$170.27	$194.06	$220.20
Russell 2000 Index	$100.00	$94.55	$108.38	$148.49	$153.73	$144.95

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2015:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
			-
2007 Stock Incentive Plan	746,946	$8.95 per share	543,000
Equity compensation plans not approved by security holders
None.
Total	746,946	$8.95 per share	543,000

*	Restricted stock units are settled in shares of common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6—SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

December 31,
	2015	2014	2013	2012	2011
Net firearms sales	$544,850	$542,267	$678,552	$484,933	$324,200
Net castings sales	6,244	2,207	9,724	6,891	4,616
Total net sales	551,094	544,474	688,276	491,824	328,816
Cost of products sold	378,934	375,300	429,671	312,871	217,058
Gross profit	172,160	169,174	258,605	178,953	111,758
Income before income taxes	96,100	57,240	175,232	112,109	63,516
Income taxes	33,974	18,612	63,960	41,480	23,501
Net income	62,126	38,628	111,272	70,629	40,015
Basic earnings per share	3.32	1.99	5.76	3.69	2.12
Diluted earnings per share	3.21	1.95	5.58	3.60	2.09
Cash dividends per share	$1.10	$1.62	$2.12	$5.80	$0.43

December 31,
	2015	2014	2013	2012	2011
Working capital	$107,279	$57,792	$69,460	$37,430	$96,646
Total assets	315,883	254,382	277,118	174,486	206,510
Total stockholders’ equity	227,738	185,462	179,086	95,032	137,391
Book value per share	$12.17	$9.90	$9.26	$4.93	$7.20
Return on stockholders’ equity	30.1%	21.2%	81.2%	60.8%	32.0%
Current ratio	2.3 to 1	2.0 to 1	1.8 to 1	1.6 to 1	3.0 to 1
Common shares outstanding	18,713,400	18,737,000	19,348,000	19,263,000	19,083,100
Number of stockholders of record	1,702	1,726	1,718	1,771	1,860
Number of employees	1,920	1,847	1,862	1,441	1,224
Number of temporary employees	205	220	530	570	300

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales represent approximately 4% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

The Company also manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and for sale to unaffiliated, third-party customers. Approximately 1% of sales are from the castings segment.

Orders of many models of firearms from the independent distributors tend to be stronger in the first quarter of the year and weaker in the third quarter of the year. This is due in part to the timing of the distributor show season, which occurs during the first quarter.

Results of Operations - 2015

Product Demand

After a year of declining demand in 2014, demand rebounded in 2015 to slightly higher levels and followed typical historical seasonal patterns.

The estimated sell-through of the Company’s products from the independent distributors to retailers increased 7% in 2015 from 2014. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 9%.

New products represented $115.4 million or 21% of firearms sales in 2015, compared to $89.4 million or 16% of firearms sales in 2014. New product sales include only major new products that were introduced in the past two years.

Estimated sell-through from distributors to retailers and total adjusted NICS background checks:

	2015	2014	2013

Estimated Units Sold from Distributors to Retailers (1)	1,793,800	1,669,700	2,091,500

Total Adjusted NICS Background Checks (2)	14,244,200	13,090,400	14,796,900

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

The adjusted NICS data presented above was derived by the NSSF by subtracting NICS checks that are not directly related to the sale of a firearm, including checks used for concealed carry (“CCW”) permit application checks as well as checks on active CCW permit databases.

Orders Received and Ending Backlog

The Company uses the estimated unit sell-through of our products from the independent distributors to retailers, along with inventory levels at the independent distributors and at the Company, as the key metrics for planning production levels.

Net Orders Received in 2015 increased 62% from 2014. Our ending order backlog of 430,300 units at December 31, 2015 decreased 221,100 units from backlog of 651,400 units at December 31, 2014.

The units ordered, value of orders received and ending backlog, net of Federal Excise Tax, for the trailing three years are as follows (dollars in millions, except average sales price):

	2015	2014	2013

Orders Received	$463.2	$286.8	$636.0

Average Sales Price of Orders Received	$303	$311	$283

Ending Backlog	$137.8	$204.2	$440.6

Average Sales Price of Ending Backlog	$320	$313	$290

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels and manage increases in inventory. These reviews resulted in decreased total unit production of 8% in 2015 compared to 2014.

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and backorders follows:

	2015	2014	2013

Units Ordered	1,517,000	921,900	2,251,000

Units Produced	1,721,300	1,867,800	2,249,500

Units Shipped	1,738,100	1,791,300	2,237,400

Average Sales Price	313	$303	$303

Units on Backorder	430,300	651,400	1,520,800

Inventories

The Company’s finished goods inventory decreased by 16,800 units during 2015.

Distributor inventories of the Company’s products decreased by 55,700 units during 2015 and approximate a reasonable level to support rapid fulfillment of retailer demand. However, there is still insufficient inventory of certain models that are experiencing strong demand.

Inventory data follows:

	December 31,
	2015	2014	2013
Units – Company Inventory	87,400	104,200	27,700

Units – Distributor Inventory (3)	271,000	326,700	205,100

Total inventory (4)	358,400	430,900	232,800

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2015, as compared to year ended December 31, 2014:

Net Sales

Consolidated net sales were $551.1 million in 2015. This represents an increase of $6.6 million or 1.2% from 2014 consolidated net sales of $544.5 million.

Firearms segment net sales were $544.9 million in 2015. This represents an increase of $2.6 million or 0.5% from 2014 firearms net sales of $542.3 million. Firearms unit shipments decreased 3.0% in 2015.

Casting segment net sales were $6.2 million in 2015. This represents an increase of $4.0 million or 183% from 2014 casting sales of $2.2 million.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $378.9 million in 2015. This represents an increase of $3.6 million or 1.0% from 2014 consolidated cost of products sold of $375.3 million.

The gross margin was 31.2% in 2015. This represents a slight increase from 31.1% in 2014 as illustrated below:

(in thousands)

Year Ended December 31,	2015		2014

Net sales	$551,094	100.0%	$544,474	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	375,267	68.1%	378,207	69.5%

LIFO expense	1,458	0.3%	2,062	0.4%

Overhead rate adjustments to inventory	1,150	0.2%	(5,320)	(1.0)%

Labor rate adjustments to inventory	139	—	(424)	(0.1)%

Product liability	920	0.2%	775	0.1%

Total cost of products sold	378,934	68.8%	375,300	68.9%

Gross profit	$172,160	31.2%	$169,174	31.1%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability- In 2015, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased 1.4% as a percentage of sales compared to 2014. This increased profitability is attributable to improved productivity, partially offset by a less favorable shift in product mix.

LIFO- Gross inventories decreased by $7.7 million in 2015 and increased $24.8 million in 2014. In 2015 and 2014, the Company recognized LIFO expense of $1.5 million and $2.1 million, respectively, which increased cost of products sold.

Overhead Rate Change- The net impact on inventory in 2015 from the change in the overhead rates used to absorb overhead expenses into inventory was a decrease of $1.2 million, reflecting increased overhead efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold in 2015. In 2014, the change in inventory value resulting from the change in the overhead rate used to absorb overhead expenses into inventory was an increase of $5.3 million, reflecting decreased overhead efficiency. This increase in inventory value resulted in a corresponding decrease to cost of products sold.

Labor Rate Adjustments- In 2015, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was a decrease of $0.1 million, reflecting increased labor efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold. The net impact in 2014 from the change in the labor rates used to absorb labor expenses into inventory was an increase to inventory of $0.4 million, reflecting decreased labor efficiency. This increase in inventory value resulted in a corresponding decrease to cost of products sold.

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $0.9 million and $0.8 million in 2015 and 2014, respectively. See Note 16 in the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit- Gross profit was $172.2 million or 31.2% of sales in 2015. This is an increase of $3.0 million from 2014 gross profit of $169.2 million or 31.1% of sales in 2014.

Selling, General and Administrative

Selling, general and administrative expenses were $77.7 million in 2015, an increase of $4.4 million from $73.4 million in 2014, and an increase from 13.5% of sales in 2014 to 14.1% of sales in 2015. The increase in selling, general and administrative expenses is primarily attributable to increased promotional selling expenses, including a new, summer round of promotions, the “2 Million Gun Challenge to Benefit the NRA” which was not in effect in 2014, and the cost of protecting distributor inventory related to the price reduction in the Ruger LCP.

Defined Benefit Pension Plans Settlement Charge

The Company fully funded and terminated its hourly and salaried defined-benefit pension plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements in 2014. The settlement and termination of the frozen pension plans resulted in a cash payment of $7.5 million and an income statement expense of $40.9 million in 2014.

Other Operating Income, net

Other operating income, net consists of the following (in thousands):

	2015	2014

Gain on sale of operating assets	$113	$1
Frozen defined-benefit pension plan income	—	1,611

Total other operating income, net	$113	$1,612

Operating Income

Operating income was $94.5 million or 17.2% of sales in 2015. This is an increase of $38.2 million from 2014 operating income of $56.3 million or 10.4% of sales.

Royalty Income

Royalty income was increased to $1.1 million in 2015 from $0.5 million in 2014.

Interest Income

Interest income was negligible in 2015 and 2014.

Interest Expense

Interest expense was negligible in 2015 and 2014.

Other Income (Expense), Net

Other income (expense), net was income of $0.6 million in 2015, unchanged from income of $0.6 million in 2014.

Income Taxes and Net Income

The effective income tax rate was 35.4% in 2015 and 32.5% in 2014. The increase in the effective tax rate is primarily attributable to a decrease in the domestic production activities deduction in 2015 compared to 2014.

As a result of the foregoing factors, consolidated net income was $62.1 million in 2015. This represents an increase of $23.5 million from 2014 consolidated net income of $38.6 million.

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

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2015	2014

Net income	$62,126	$38,628

Income tax expense	33,974	18,612
Depreciation and amortization expense	36,235	36,706
Interest expense	156	152
Interest income	(5)	(2)
Pension plan termination expense, net of cash payment	—	32,218
EBITDA	$132,486	$126,314

EBITDA is defined as earnings before interest, taxes, and depreciation and amortization. The Company calculates this by adding the amount of interest expense, income tax expense and depreciation and amortization expenses that have been deducted from net income back into net income, and subtracting the amount of interest income that was included in net income from net income to arrive at EBITDA. The Company’s EBITDA calculation also excludes any one-time non-cash, non-operating expense, such as the pension plan termination expense in 2014.

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2015
	Q4	Q3	Q2	Q1

Units Ordered	696,400	207,500	262,400	350,700

Units Produced	425,400	439,900	487,000	369,000

Units Shipped	478,400	394,700	442,900	422,100

Estimated Units Sold from Distributors to Retailers	552,700	374,900	379,400	486,800

Total Adjusted NICS Background Checks	4,880,000	3,050,000	2,793,000	3,521,000

Average Unit Sales Price	$336	$302	$314	$321

Units on Backorder	430,300	212,300	399,500	580,000

Units – Company Inventory	87,400	140,400	95,200	51,100

Units – Distributor Inventory (5)	271,000	345,300	325,500	262,000

	2014
	Q4	Q3	Q2	Q1

Units Ordered	225,800	155,900	145,200	395,000

Units Produced	360,900	356,400	552,200	598,300

Units Shipped	399,100	317,100	513,700	561,400

Estimated Units Sold from
Distributors to Retailers	422,500	292,900	388,900	565,400

Total Adjusted NICS Background Checks	4,129,000	2,830,000	2,672,000	3,459,000

Average Unit Sales Price	$306	$310	$298	$301

Units on Backorder	651,400	824,700	985,900	1,354,400

Units – Company Inventory	104,200	142,400	103,100	64,600

Units – Distributor Inventory (5)	326,700	350,100	325,900	201,100

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2015
	Q4	Q3	Q2	Q1

Orders Received	$203.4	$73.1	$71.9	$114.8

Average Sales Price of Orders Received	$292	$352	$274	$327

Ending Backlog	$137.8	$80.5	$123.8	$185.1

Average Sales Price of Ending Backlog	$320	$379	$310	$319

	2014
	Q4	Q3	Q2	Q1

Orders Received	$74.7	$50.1	$42.2	$119.8

Average Sales Price of Orders Received	$331	$321	$291	$303

Ending Backlog	$204.2	$242.9	$289.1	$396.5

Average Sales Price of Ending Backlog	$313	$295	$293	$293

Fourth Quarter Gross Profit Analysis

The gross margin for the fourth quarter of 2015 and 2014 was 31.7% and 27.7%, respectively. Details of the gross margin are illustrated below:

(in thousands)

Three Months Ended December 31,	2015		2014

Net sales	$152,397	100.0%	$122,605	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	106,161	69.6%	90,180	73.5%

LIFO (income) expense	(247)	(0.2)%	900	0.7%

Overhead rate adjustments to inventory	(1,802)	(1.2)%	(2,510)	(2.0)%

Labor rate adjustments to inventory	(207)	(0.1)%	(183)	(0.1)%

Product liability	248	0.2%	258	0.2%

Total cost of products sold	104,153	68.3%	88,645	72.3%

Gross profit	$48,244	31.7%	$33,960	27.7%

Note: For a discussion of the captions in the above table, please see the “Cost of Products Sold and Gross Profit” discussion above.

Results of Operations - 2014

Year ended December 31, 2014, as compared to year ended December 31, 2013:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2014	2013	2012

Units Ordered	921,900	2,251,000	2,879,200

Units Produced	1,867,800	2,249,500	1,695,900

Units Shipped	1,791,300	2,237,400	1,696,400

Average Sales Price	$303	$303	$286

Units on Backorder	651,400	1,520,800	1,507,200

Units – Company Inventory	104,200	27,700	15,600

Units – Distributor Inventory (1)	326,700	205,100	59,200

Castings Setups	201,592	273,597	257,312

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2014	2013	2012

Orders Received	$286.8	$636.0	$796.7

Average Sales Price of Orders Received (2)	$311	$283	$277

Ending Backlog (2)	$204.2	$440.6	$427.1

Average Sales Price of Ending Backlog (2)	$313	$290	$283

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

New product introductions in 2014 included the AR-556 modern sporting rifle and the LC9s pistol. New products represented $89.4 million or 16% of firearms sales in 2014, compared to $195.8 million or 29% of firearms sales in 2013. New product sales include only major new products that were introduced in the past two years.

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

Firearms segment net sales were $542.3 million in 2014. This represents a decrease of $136.3 million or 20.1% from 2013 firearms net sales of $678.6 million. Firearms unit shipments decreased 19.9% in 2014.

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

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability- In 2014, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability increased as a percentage of sales by 7.4% compared to 2013. The main contributors to this increase are:

•	reduced sales volume which deleveraged fixed costs, including depreciation, indirect labor, and engineering and product development costs,
•	a product mix shift away from higher-margin firearms accessories,
•	increased depreciation expense due to the reduction in the estimated useful lives of the Company’s capital assets, and
•	increased depreciation expense due to the $151 million of capital equipment purchases as the Company increased firearms sales from $144 million in 2007 to $679 million in 2013.

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

Gross Profit- Gross profit was $169.2 million or 31.1% of sales in 2014. This is a decrease of $89.4 million from 2013 gross profit of $258.6 million or 37.6% of sales in 2013 due to:

•	reduced sales volume which deleveraged fixed costs, including depreciation, indirect labor, and engineering and product development costs,
•	a product mix shift away from higher-margin firearms accessories,
•	increased depreciation expense due to the reduction in the estimated useful lives of the Company’s capital assets, and
•	increased depreciation expense due to the $151 million of capital equipment purchases as the Company increased firearms sales from $144 million in 2007 to $679 million in 2013.

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

Defined Benefit Pension Plans Settlement Charge

The Company fully funded and terminated its hourly and salaried defined-benefit pension plans in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements in 2014. The settlement and termination of the frozen pension plans resulted in an income statement expense of $41.0 million in 2014.

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

EBITDA is defined as earnings before interest, taxes, and depreciation and amortization. The Company calculates this by adding the amount of interest expense, income tax expense and depreciation and amortization expenses that have been deducted from net income back into net income, and subtracting the amount of interest income that was included in net income from net income to arrive at EBITDA. The Company’s EBITDA calculation also excludes any one-time non-cash, non-operating expense, such as the pension plan termination expense in 2014.

Financial Condition

Liquidity

At December 31, 2015, the Company had cash and cash equivalents of $69.2 million. Our pre-LIFO working capital of $149.4 million, less the LIFO reserve of $42.1 million, resulted in working capital of $107.3 million and a current ratio of 2.3 to 1.

Operations

Cash provided by operating activities was $112.6 million, $55.6 million, and $119.7 million in 2015, 2014, and 2013, respectively. The increase in cash provided in 2015 compared to 2014 is attributable to increased profitability, decreases in inventory and other assets and increases in accounts payable and accrued employee compensation during 2015, partially offset by an increase in accounts receivable during the same period.

The decrease in cash provided by operating activities in 2014 compared to 2013 is attributable to decreased profitability, increases in inventory and other assets and decreases in accounts payable and accrued employee compensation during 2014, partially offset by a decrease in accounts receivable and increased depreciation expense during the same period.

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

Investing and Financing

Capital expenditures were $28.7 million, $45.6 million, and $54.6 million in 2015, 2014, and 2013, respectively. In 2016, the Company expects to spend $25 million on capital expenditures to purchase tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the budgeted amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

In 2015, the Company repurchased 82,100 shares of its common stock for $2.8 million in the open market. The average price per share purchased was $34.57. These purchases were funded with cash on hand. In 2014, the Company repurchased approximately 680,800 shares of its common stock, representing 3.5% of the then outstanding shares, in the open market at an average price of $35.22 per share. These purchases were made with cash held by the Company and no debt was incurred. In 2013 no shares were repurchased.

At December 31, 2015, $73.2 million remained authorized for future share repurchases.

The Company paid dividends totaling $20.6 million, $31.4 million, and $41.1 million in 2015, 2014, and 2013, respectively. The dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. Since 2012, the Company’s practice has been to pay a dividend of approximately 40% of net income.

On February 22, 2016, the Company’s Board of Directors authorized a dividend of 35¢ per share to shareholders of record on March 11, 2016. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash, and the Company’s need for funds.

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

The Company contributed $7.5 million, and $3.0 million to the frozen pension plans in 2014 and 2013. Since the plans have been fully funded, settled, and terminated, no further cash contributions were made in 2015 or will be required in future years.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2016, remained unused at December 31, 2015 and the Company has no debt.

Contractual Obligations

The table below summarizes the Company’s significant contractual obligations at December 31, 2015, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2015.

“Purchase Obligations” as used in the below table includes all agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Certain of the Company’s purchase orders or contracts for the purchase of raw materials and other goods and services that may not necessarily be enforceable or legally binding on the Company are also included in “Purchase Obligations” in the table, and, therefore, certain of the Company’s purchase orders or contracts included in the table may represent authorizations to purchase rather than legally binding agreements. The Company expects to fund all of these commitments with cash flows from operations and current cash.

Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Long-Term Debt Obligations	—	—	—		—	—
Capital Lease Obligations	—	—	—		—	—
Operating Lease Obligations	$742	$283	$458	$		—
Purchase Obligations	$10,868	$10,868	—		—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—		—	—

Total	$11,610	$11,151	$458		$—	—

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Firearms Legislation and Litigation

See Item 1A - Risk Factors and Note 16 to the financial statements which are included in the Annual Report on Form 10-K for a discussion of firearms legislation and litigation.

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

Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of a claim, has been made when potential losses or costs of defense are probable and can be reasonably estimated. Such amounts are determined based on the Company’s experience in defending similar claims. Occasionally, charges are made for claims made in prior periods because the cumulative actual costs incurred for that claim, or reasonably expected to be incurred in the future, exceed amounts already provided with respect to such claims. Likewise, credits may be taken if cumulative actual costs incurred for that claim, or reasonably expected to be incurred in the future, are less than amounts previously provided.

While it is not possible to forecast the outcome of litigation or the timing of related costs, in the opinion of management, after consultation with independent and corporate counsel, there is a remote likelihood that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but such litigation may have a material impact on the Company’s financial results for a particular period.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on the consolidated financial statements.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sturm, Ruger & Company, Inc. and Subsidiary

We have audited Sturm, Ruger & Company, Inc. and Subsidiary's (“the Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sturm, Ruger & Company, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion.

/s/RSM US LLP

Stamford, Connecticut

February 24, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sturm, Ruger & Company, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule of Sturm, Ruger & Company, Inc. and Subsidiary (“the Company”) listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sturm, Ruger & Company, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sturm, Ruger & Company, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of Sturm, Ruger & Company, Inc. and Subsidiary’s internal control over financial reporting.

/s/RSM US LLP

Stamford, Connecticut

February 24, 2016

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2015	2014

Assets
Current Assets
Cash and cash equivalents	$69,225	$8,901
Trade receivables, net	71,721	49,735

Gross inventories	81,278	89,017
Less LIFO reserve	(42,061)	(40,578)
Less excess and obsolescence reserve	(2,118)	(3,750)
Net inventories	37,099	44,689

Deferred income taxes	8,219	7,246
Prepaid expenses and other current assets	3,008	7,603
Total Current Assets	189,272	118,174

Property, Plant, and Equipment	308,597	288,236
Less allowances for depreciation	(204,777)	(177,575)
Net property, plant and equipment	103,820	110,661

Other assets	22,791	25,547
Total Assets	$315,883	$254,382

See accompanying notes to consolidated financial statements.

December 31,	2015	2014

Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable and accrued expenses	$42,991	$36,150
Product liability	642	641
Employee compensation and benefits	28,298	18,302
Workers’ compensation	5,100	5,133
Income taxes payable	4,962	156
Total Current Liabilities	81,993	60,382

Product liability	102	204
Deferred income taxes	6,050	8,334

Contingent liabilities (Note 16)	—	—

Stockholders’ Equity
Common stock, non-voting, par value $1: Authorized shares – 50,000; none issued
Common stock, par value $1: Authorized shares – 40,000,000 2015 – 23,775,766 issued, 18,713,419 outstanding 2014 – 23,717,321 issued, 18,737,074 outstanding	23,776	23,717
Additional paid-in capital	29,591	25,472
Retained earnings	239,098	198,159
Less: Treasury stock – at cost 2015 – 5,062,347 shares 2014 – 4,980,247 shares	(64,727)	(61,886)
Total Stockholders’ Equity	227,738	185,462
Total Liabilities and Stockholders’ Equity	$315,883	$254,382

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2015	2014	2013

Net firearms sales	$544,850	$542,267	$678,552
Net castings sales	6,244	2,207	9,724
Total net sales	551,094	544,474	688,276

Cost of products sold	378,934	375,300	429,671

Gross profit	172,160	169,174	258,605

Operating Expenses:
Selling	49,864	44,550	48,706
General and administrative	27,864	28,899	35,394
Defined benefit pension plans settlement charge	—	40,999	—
Other operating income, net	(113)	(1,612)	(401)
Total operating expenses	77,615	112,836	83,699

Operating income	94,545	56,338	174,906

Other income:
Royalty income	1,084	468	658
Interest income	5	2	4
Interest expense	(156)	(152)	(135)
Other income (expense), net	622	584	(201)
Total other income, net	1,555	902	326

Income before income taxes	96,100	57,240	175,232

Income taxes	33,974	18,612	63,960

Net income	62,126	38,628	111,272

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	—	—	10,240

Comprehensive income	$62,126	$38,628	$121,512

Basic Earnings Per Share	$3.32	$1.99	$5.76

Fully Diluted Earnings Per Share	$3.21	$1.95	$5.58

Cash Dividends Per Share	$1.10	$1.62	$2.12

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2012	$23,563	$15,531	$123,442	$(37,884)	$(29,620)	$95,032
Net income			111,272			111,272
Pension liability, net of deferred taxes of $6,256					10,241	10,241
Dividends paid			(41,079)			(41,079)
Stock-based compensation		5,288				5,288
Exercise of stock options and vesting of RSU’s		(2,423)				(2,423)
Tax benefit realized from exercise of stock options and vesting of RSU’s		2,302				2,302
Common stock issued – compensation plans	84	(84)				—
Unpaid dividends accrued			(1,547)			(1,547)
Balance at December 31, 2013	23,647	20,614	192,088	(37,884)	(19,379)	179,086
Net income			38,628			38,628
Settlement of pension liability, net of deferred taxes of $11,157					19,379	19,379
Dividends paid			(31,446)			(31,446)
Stock-based compensation		5,647				5,647
Exercise of stock options and vesting of RSU’s		(2,340)				(2,340)
Tax benefit realized from exercise of stock options and vesting of RSU’s		1,621				1,621
Common stock issued – compensation plans	70	(70)				—
Unpaid dividends accrued			(1,111)			(1,111)
Repurchase of 680,813 shares of common stock				(24,002)		(24,002)
Balance at December 31, 2014	23,717	25,472	198,159	(61,886)	—	185,462
Net income			62,126			62,126
Dividends paid			(20,569)			(20,569)
Stock-based compensation		4,530				4,530
Exercise of stock options and vesting of RSU’s		(788)				(788)
Tax benefit realized from exercise of stock options and vesting of RSU’s		436				436
Common stock issued – compensation plans	59	(59)				—
Unpaid dividends accrued			(618)			(618)
Repurchase of 82,100 shares of common stock				(2,841)		(2,841)
Balance at December 31, 2015	$23,776	$29,591	$239,098	$(64,727)	$—	$227,738

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2015	2014	2013

Operating Activities
Net income	$62,126	$38,628	$111,272
Adjustments to reconcile net income to cash provided by operating activities:
Pension plan settlement charge	—	32,218	—
Depreciation and amortization	36,235	36,706	20,362
Stock-based compensation	4,530	5,647	5,288
Excess and obsolescence inventory reserve	(1,468)	1,347	693
Loss (gain) on sale of assets	(113)	(1)	1
Deferred income taxes	(3,257)	(12,015)	5,736
Impairment of assets	—	178	911
Changes in operating assets and liabilities:
Trade receivables	(21,986)	17,649	(24,366)
Inventories	9,058	(22,775)	(7,945)
Trade accounts payable and accrued expenses	6,808	(11,047)	9,231
Employee compensation and benefits	9,378	(17,435)	17,897
Product liability	(101)	(391)	179
Prepaid expenses, other assets and other liabilities	6,553	(13,075)	(19,340)
Income taxes payable	4,806	(83)	(250)
Cash provided by operating activities	112,569	55,551	119,669

Investing Activities
Property, plant, and equipment additions	(28,705)	(45,571)	(54,616)
Net proceeds from sale of assets	222	24	233
Cash used for investing activities	(28,483)	(45,547)	(54,383)

Financing Activities
Dividends paid	(20,569)	(31,446)	(41,079)
Tax benefit from exercise of stock options	436	1,621	2,302
Repurchase of common stock	(2,841)	(24,002)	—
Payment of employee withholding tax related to share-based compensation	(999)	(2,363)	(2,423)
Proceeds from exercise of stock options	211	23	—
Cash used for financing activities	(23,762)	(56,167)	(41,200)

Increase (decrease) in cash and cash equivalents	60,324	(46,163)	24,086
Cash and cash equivalents at beginning of year	8,901	55,064	30,978
Cash and cash equivalents at end of year	$69,225	$8,901	$55,064

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share)

1.	Summary of Significant Accounting Policies

Organization

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales were from firearms. Export sales represented approximately 4% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and utilizes available capacity to manufacture and sell investment castings and MIM parts to unaffiliated, third-party customers. Castings were approximately 1% of the Company’s total sales for the year ended December 31, 2015.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2015, 2014, and 2013, were $3.0 million, $3.6 million, and $3.2 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $6.4 million, $7.1 million, and $6.8 million in 2015, 2014, and 2013, respectively.

Research and Development

In 2015, 2014, and 2013, the Company spent approximately $8.5 million, $10.0 million, and $6.2 million, respectively, on research and development activities relating to new products and the improvement of existing products. These costs are expensed as incurred.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the impact of options, restricted stock units, and deferred stock outstanding using the treasury stock method.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on the consolidated financial statements.

2.	Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2015	2014

Trade receivables	$73,564	$51,138
Allowance for doubtful accounts	(400)	(400)
Allowance for discounts	(1,443)	(1,003)
	$71,721	$49,735

In 2015, the largest individual trade receivable balances accounted for 24%, 21%, 12%, and 12% of total trade receivables, respectively.

In 2014, the largest individual trade receivable balances accounted for 28%, 15%, 11%, and 10% of total trade receivables, respectively.

3.	Inventories

Inventories consist of the following:

December 31,	2015	2014

Finished goods	$16,637	$20,083
Materials and products in process	62,523	65,184
	79,160	85,267
Adjustment of inventories to a LIFO basis	(42,061)	(40,578)
	$37,099	$44,689

In 2015, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases, the effect of which decreased costs of products sold by approximately $0.1 million in 2015.

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2015	2014

Land and improvements	$1,930	$1,926
Buildings and improvements	46,354	42,432
Machinery and equipment	216,055	201,562
Dies and tools	44,258	42,316
	$308,597	$288,236

In 2013, the Company revised its estimate of the useful life of machinery and equipment from 10 to 7 years. This change, which became effective December 31, 2013, resulted in increased depreciation expense of $2.5 million and $7.1 million for 2015 and 2014, respectively. The Company estimates that this change will decrease depreciation expense for the machinery and equipment that was on hand at December 31, 2013 by approximately $1.2 million in 2016.

5.	Other Assets

Other assets consist of the following:

December 31,	2015	2014

Patents, at cost	$6,322	$6,113
Accumulated amortization	(3,629)	(3,364)
Deposits on capital items	16,839	19,011
Software development costs, at cost	2,057	2,057
Accumulated amortization	(1,792)	(1,381)
Other	2,994	3,111
	$22,791	$25,547

The capitalized cost of patents is amortized using the straight-line method over their useful lives. The cost of patent amortization was $0.3 million, $0.3 million, and $0.2 million in 2015, 2014, and 2013, respectively. The estimated annual patent amortization cost for each of the next five years is $0.3 million. Costs incurred to maintain existing patents are charged to expense in the year incurred.

Software development costs were incurred to develop and implement an integrated ERP system prior to the time the system became operational. These costs are being amortized using the straight line method over a period of sixty months. Costs incurred subsequent to the system becoming operational are being expensed. The cost of software development cost amortization was $0.4 million, $0.4 million, and $0.5 million in 2015, 2014, and 2013, respectively.

6.	Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2015	2014

Trade accounts payable	$13,073	$11,796
Federal excise taxes payable	13,945	9,386
Accrued other	15,973	14,968
	$42,991	$36,150

7.	Line of Credit

The Company has an unsecured $40 million revolving line of credit with a bank. This facility, which is renewable annually, has an expiration date of June 15, 2016.

The credit facility remained unused throughout 2014 and 2015. Borrowings under this facility would bear interest at LIBOR (1.175% at December 31, 2015) plus 200 basis points and the Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At December 31, 2015 and 2014, the Company was in compliance with the terms and covenants of the credit facility.

8.	Employee Benefit Plans

In the fourth quarter of 2014, the Company completed the migration of its retirement benefits plans from defined-benefit pension plans to a defined-contribution retirement plan, utilizing its existing 401(k) plan.

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

Defined-Benefit Plans

In December 2014 the Company terminated its defined benefit pension plans and settled all obligations to employees. As a result of the termination of the plans, the Company recognized an expense of $41.0 million in the fourth quarter of 2014, primarily comprised of the recognition of previously deferred actuarial losses.

Active employees, all of whom were 100 percent vested in their pension benefits, were given the option of rolling the actuarially determined present value of their benefits into their 401(k) accounts, receiving deferred annuity contracts issued by an insurance carrier, or receiving a lump sum payment.

The Company contributed $7.5 million to the frozen pension plans in 2014 in order to fully fund the settlement, representing the shortfall of the existing pension fund assets on the termination date to the settlement value. The Company contributed $3 million to these frozen pension plans in 2013, which satisfied the required minimum contribution for that year. Since the plans have been fully funded and settled, no cash contributions were required in 2015, nor will any be required in future years.

The measurement date of the assets and liabilities of all plans presented for 2014 was December 31, 2014. Since the plans were fully funded and terminated in 2014, no comparable data is presented for 2015.

Summarized actuarial information on the Company’s defined-benefit pension plans is as follows:

Obligations and Funded Status at December 31,	2014

Change in Benefit Obligation
Benefit obligation at beginning of year	$77,484
Service cost	—
Interest cost	3,595
Actuarial (gain) loss	5,855
Benefits paid	(3,301)
Settlement of obligations	(83,633)
Benefit obligation at end of year	—

Change in Plan Assets
Fair value of plan assets at beginning of year	77,993
Actual return on plan assets	311
Employer contributions	8,630
Benefits paid	(3,301)
Settlement of obligations	(83,633)
Fair value of plan assets at end of year	—

Funded Status
Funded status	—
Unrecognized net actuarial loss	—
Unrecognized prior service cost	—
Net amount recognized	$—

Weighted Average Assumptions for the years ended December 31,	2014
Discount rate	4.75%
Expected long-term return on plan assets	N/A
Rate of compensation increases	N/A

Components of Net Periodic Pension Cost	2014
Service cost	$—
Interest cost	3,595
Expected return on assets	(6,114)
Recognized gains	997
Net periodic pension cost	$(1,522)
Benefit plan termination costs (see above)	40,999
Net periodic pension cost and benefit plan termination costs	$39,477

In conjunction with the termination and settlement of the defined-benefit pension plans, the additional minimum pension liability was fully recognized in 2014. The Company recorded an adjustment to the additional minimum pension liability, net of tax, which increased comprehensive income by $19.4 million and $10.2 million in 2014 and 2013, respectively.

Plan Assets

As a result of the termination and settlement of the defined-benefit pension plans, there are no plan assets as of December 31, 2015 and 2014.

Defined-Contribution Plans

The Company sponsors a qualified defined-contribution 401(k) plan that covers substantially all of its hourly and salaried employees. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions. Expenses related to matching employee contributions to the 401(k) plan were $3.3 million, $3.2 million, and $3.0 million in 2015, 2014, and 2013, respectively.

Additionally, in 2015, 2014, and 2013 the Company provided discretionary supplemental contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $5.0 million, $5.6 million, and $4.9 million in 2015, 2014, and 2013, respectively.

9.	Other Operating Income, net

Other operating income, net consists of the following:

Year ended December 31,	2015	2014	2013

Gain on sale of operating assets	$113	$1	$65
Frozen defined-benefit pension plan income	—	1,611	336
Total other operating income, net	$113	$1,612	$401

10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2012.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2015		2014		2013
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$31,382	$(2,774)	$25,797	$(10,429)	$49,022	$4,879
State	5,849	(483)	5,019	(1,775)	9,202	857
	$37,231	$(3,257)	$30,816	$(12,204)	$58,224	$5,736

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.6	3.7	3.7
Domestic production activities deduction	(3.2)	(4.6)	(2.7)
Other items	—	(1.6)	0.5
Effective income tax rate	35.4%	32.5%	36.5%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2015	2014
Deferred tax assets
Product Liability	$263	$289
Employee compensation and benefits	3,822	3,621
Allowances for doubtful accounts and discounts	3,454	2,351
Inventories	886	1,411
Stock-based compensation	5,410	4,517
Other	1,623	1,487
Total deferred tax assets	15,458	13,676
Deferred tax liabilities:
Depreciation	12,946	14,377
Other	343	387
Total deferred tax liabilities	13,289	14,764
Net deferred tax (liabilities) assets	$2,169	$(1,088)

The Company made income tax payments of approximately $27.5 million, $34.0 million, and $59.9 million, during 2015, 2014, and 2013, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.

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

11.	Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2015	2014	2013

Numerator:
Net income	$62,126	$38,628	$111,272
Denominator:
Weighted average number of common shares outstanding – Basic	18,696,659	19,367,928	19,327,394
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	668,420	469,480	613,324
Weighted average number of common shares outstanding – Diluted	19,365,079	19,837,408	19,940,718

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There are no anti-dilutive stock options in 2015, 2014, and 2013 because the closing price of the Company’s stock on December 31, 2015, 2014, and 2013 exceeded the strike price of all outstanding options on that date.

12.	Stock Repurchases

In 2015 and 2014 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

November 13, 2014 to December 31, 2014	680,813	$35.22	680,813
January 1, 2015 to January 4, 2015	82,100	$34.57	82,100
Total	762,913	$35.22	762,913	$73,157,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2015, approximately $73 million remained authorized for share repurchases.

13.	Compensation Plans

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, restricted stock units (“RSU’s”), and stock appreciation rights, any of which may or may not require the achievement of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 2,550,000 shares for issuance under the 2007 SIP. At December 31, 2015, an aggregate of 543,000 shares remain available for grant under the 2007 SIP.

Compensation expense related to stock options is recognized based on the grant-date fair value of the awards estimated using the Black-Scholes option pricing model. Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock. The total stock-based compensation cost included in the Statements of Income was $4.5 million, $5.6 million, and $5.3 million in 2015, 2014, and 2013, respectively.

Stock Options

There were no stock options granted in 2015, 2014 or 2013.

The following table summarizes the stock option activity of the 2007 SIP:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2012	120,460	8.58	6.76	5.7
Granted	—	—	—	—
Exercised	(63,239)	8.51	6.86	4.4
Canceled	—	—	—	—
Outstanding at December 31, 2013	57,221	8.66	6.65	5.0
Granted	—	—	—	—
Exercised	(16,244)	8.25	7.54	3.9
Canceled	—	—	—	—
Outstanding at December 31, 2014	40,977	8.82	6.29	4.1
Granted	—	—	—	—
Exercised	(29,139)	8.77	6.13	3.1
Canceled	—	—	—	—
Outstanding at December 31, 2015	11,838	8.95	6.69	3.3
Exercisable Options Outstanding at December 31, 2015	11,838	8.95	6.69	3.3
Non-Vested Options Outstanding at December 31, 2015	—	—	—	—

At December 31, 2015, the aggregate intrinsic value of all options, including exercisable options, was $0.6 million.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2015, 4,000 deferred stock awards were issued to non-employee directors that will vest in April 2016 and 5,370 deferred stock awards were issued to non-employee directors that will vest in April 2018.

In 2014, 3,711 deferred stock awards were issued to non-employee directors that vested in April 2015 and 7,002 deferred stock awards were issued to non-employee directors that will vest in April 2017.

In 2013, 4,430 deferred stock awards were issued to non-employee directors that vested in April 2014 and 5,952 deferred stock awards were issued to non-employee directors that will vest in April 2016.

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.6 million, $0.6 million and $0.5 million in 2015, 2014, and 2013, respectively.

At December 31, 2015, there was $0.5 million of unrecognized compensation cost related to deferred stock that is expected to be recognized over a period of three years.

Restricted Stock Units

The Company grants restricted stock units in lieu of incentive stock options to senior employees. These RSU’s have a vesting “double trigger.” The vesting of these RSU’s is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and the passage of time.

During 2015, 76,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $1.9 million, of which $0.5 million was recognized in 2015. The remaining costs will be recognized ratably over the remaining periods required before the units vest, which range from 27 to 49 months.

During 2014, 59,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $3.8 million, of which $1.0 million was recognized in 2014. The remaining costs are not being recognized since the required performance criteria is not expected to be attained.

During 2013, 32,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $1.8 million, of which $0.6 million, $0.6 million, and $0.5 million was recognized in 2015, 2014 and 2013, respectively. The remaining costs will be recognized ratably over the remaining period required before the units vest, which is 3 months.

At December 31, 2015, there was $2.9 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a period of 4.0 years.

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

Corporate segment income relates to interest income, the sale of non-operating assets, and other non-operating activities. Corporate segment assets consist of cash and other non-operating assets.

The Company evaluates performance and allocates resources, in part, based on profit and loss before taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). Intersegment sales are recorded at the Company’s cost plus a fixed profit percentage.

Year ended December 31,	2015	2014	2013
Net Sales
Firearms	$544,850	$542,267	$678,552
Castings
Unaffiliated	6,244	2,207	9,724
Intersegment	31,585	34,095	32,794
	37,829	36,302	42,518
Eliminations	(31,585)	(34,095)	(32,794)
	$551,094	$544,474	$688,276
Income (Loss) Before Income Taxes
Firearms	$98,565	$57,525	$177,736
Castings	(3,407)	(1,294)	(3,866)
Corporate	942	1,009	1,362
	$96,100	$57,240	$175,232
Identifiable Assets
Firearms	$221,670	$211,338	$201,660
Castings	15,289	16,772	11,402
Corporate	78,924	26,272	64,056
	$315,883	$254,382	$277,118
Depreciation
Firearms	$32,409	$33,594	$18,679
Castings	3,029	2,321	897
	$35,438	$35,915	$19,576
Capital Expenditures
Firearms	$26,246	$39,511	$51,536
Castings	2,459	6,060	3,080
	$28,705	$45,571	$54,616

In 2015, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-18%; Lipsey’s-17%; Sports South-13%; and Jerry’s/Ellett Brothers-11%.

In 2014, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-19%; Lipsey’s-13%; Sports South-13%; and Jerry’s/Ellett Brothers-12%.

In 2013, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-16%; Jerry’s/Ellett Brothers-14%; Lipsey’s-14%; and Sports South-11%.

The Company’s assets are located entirely in the United States and domestic sales represented at least 96% of total sales in 2015, 2014, and 2013.

15.	Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2015:

	Three Months Ended
	3/28/15	6/27/15	9/26/15	12/31/15
Net Sales	$136,954	$140,872	$120,871	$152,397
Gross profit	41,397	48,508	34,011	48,244
Net income	15,503	17,560	11,963	17,100
Basic earnings per share	0.83	0.94	0.64	0.91
Diluted earnings per share	$0.81	$0.91	$0.62	$0.88

	Three Months Ended
	3/29/14	6/28/14	9/27/14	12/31/14
Net Sales	$169,884	$153,657	$98,327	$122,606
Gross profit	61,123	50,353	23,738	33,960
Net income (loss)	24,319	22,286	6,781	(14,758)
Basic earnings (loss) per share	1.26	1.15	0.35	(0.77)
Diluted earnings (loss) per share	$1.22	$1.12	$0.34	$(0.77)

16.	Contingent Liabilities

As of December 31, 2015, the Company was a defendant in three (3) lawsuits and is aware of certain other claims. The lawsuits fall into three categories: traditional product liability patent litigation and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

One of the three lawsuits mentioned above involves a claim for damages related to an allegedly defective product due to its design and/or manufacture. This lawsuit stems from a specific incident of personal injury and is based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

The Company management believes that the allegations in this case are unfounded, that the incident was unrelated to the design or manufacture of the firearm, and that there should be no recovery against the Company.

Patent Litigation

During the three months ending December 31, 2015, one case was formally instituted against the Company, captioned Davies Innovations Inc. v. Sturm, Ruger & Company, Inc., pending in the United States District Court for the Southern District of Texas, Galveston Division. The suit is based upon alleged patent infringement as the plaintiff claims that certain features of the Ruger

SR-556 and SR-762 modern sporting rifles infringe its patent. The complaint seeks a judgment of infringement and unspecified monetary damages including costs, fees and treble damages.

The Company management believes that the allegations in this case are unfounded, that there is no infringement of plaintiff’s patent, that plaintiff’s patent is invalid, and that there should be no recovery against the Company.

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

After a long procedural history, the case was scheduled for trial on June 15, 2009. The case was not tried on that date and was largely dormant until a status conference was held on July 27, 2015. At that time, the court entered a scheduling order setting deadlines for plaintiff to file a Second Amended Complaint, for defendants to answer, and for defendants to file dispositive motions. The plaintiff did not file a Second Amended Complaint by the deadline.

Last year, Indiana passed a new law that such that Indiana Code § 34-12-3-1 applies to the City's case. The defendants have filed a joint motion for judgment on the pleadings, asserting immunity under §34-12-3-1 and asking the court to re-visit the Court of Appeals' decision holding the Protection of Lawful Commerce in Arms Act inapplicable to the City's claims. The motion is being briefed by the parties and currently is set for hearing on April 26, 2016.

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

A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.1 million and $0.0 million at December 31, 2015 and 2014, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2015 and 2014 the Company was a defendant in 3 and 2 lawsuits, respectively, involving its products and is aware of other such claims. During 2015 and 2014, respectively, 2 and 0 claims were filed against the Company, 1 and 2 claims were settled, and no claims were dismissed in either year.

The Company’s product liability expense was $0.9 million in 2015, $0.8 million in 2014, and $1.3 million in 2013. This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2015 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2013	$1,057	230	(44)	(7)	$1,236

2014	$1,236	(295)	(18)	(78)	$845

2015	$845	(77)	(18)	(6)	$744

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2013	$230	1,023	$1,253

2014	$(295)	1,069	$774

2015	$(77)	997	$920

Notes

(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only. In 2014 and 2015, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

17.	Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2015 and 2014 balance sheets approximate carrying values at those dates.

18.	Subsequent Events

On February 22, 2016, the Company’s Board of Directors authorized a dividend of 35¢ per share to shareholders of record on March 11, 2016.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2015 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2015. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO in 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted an unqualified certification of our Chief Executive Officer to the New York Stock Exchange in 2015. The Company has also filed, as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act of 2002.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2016 Annual Meeting of Stockholders scheduled to be held May 3, 2016, which will be filed with the SEC in March 2016.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2016 Annual Meeting of Stockholders scheduled to be held May 3, 2016, which will be filed with the SEC in March 2016.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2016 Annual Meeting of Stockholders scheduled to be held May 3, 2016, which will be filed with the SEC in March 2016.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2016 Annual Meeting of Stockholders scheduled to be held May 3, 2016, which will be filed with the SEC in March 2016.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2016 Annual Meeting of Stockholders scheduled to be held May 3, 2016.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2016 Annual Meeting of Stockholders scheduled to be held May 3, 2016, which will be filed with the SEC in March 2016.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits and Financial Statement Schedules

(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)	Schedules can be found on Page 87 of this Form 10-K

(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.4	Amended and restated Article 3, Section 4 and Article 4, Section 5 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.5	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2007).

Exhibit 3.6	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2008).

Exhibit 3.7	Amendment to Article 5, Section 1 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009).

Exhibit 10.1	Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No. 1-10435).

Exhibit 10.2	Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.4	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.5	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6	[Intentionally omitted.]

Exhibit 10.7	Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8	Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

Exhibit 10.9	Agreement and Release, dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435).

Exhibit 10.10	Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435).

Exhibit 10.11	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.12	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.13	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.14	Offer Letter, dated as of September 5, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2006, SEC File No. 1-10435).

Exhibit 10.15	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.16	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Christopher John Killoy (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.17	Amended Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.18	Retention and Consultation Agreement, dated December 4, 2007, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler.

Exhibit 10.19	Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.20	Severance Agreement, dated as of April 10, 2008, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.21	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.22	Severance Agreement, dated as of April 10, 2008, by and between the Company and Mark T. Lang (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.23	Severance Agreement, dated as of April 10, 2008, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.24	Severance Agreement, dated as of April 10, 2008, by and between the Company and Steven M. Maynard (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.25	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.26	Severance Agreement, dated as of April 10, 2008, by and between the Company and Leslie M. Gasper (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.27	Agreement, dated as of April 10, 2008, by and between the Company and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K/A filed with the SEC on April 30, 2008).

Exhibit 10.28	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2008).

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

Exhibit 10.33

Seventh Amendment to Credit Agreement, dated June 5, 2015, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2015).

Exhibit 23.1	Consent of RSM US LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 28, 2015, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 26, 2015, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

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

February 24, 2016
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/MICHAEL O. FIFER	2/24/16	S/JOHN A. COSENTINO, JR.	2/24/16
Michael O. Fifer Chief Executive Officer, Director (Principal Executive Officer)		John A. Cosentino, Jr. Director
S/C. MICHAEL JACOBI	2/24/16	S/RONALD C. WHITAKER	2/24/16
C. Michael Jacobi Director		Ronald C. Whitaker Director
S/AMIR P. ROSENTHAL	2/24/16	S/PHILLIP C. WIDMAN	2/24/16
Amir P. Rosenthal Director		Phillip C. Widman Director
S/TERRENCE G. O’CONNOR	2/24/16	S/SANDRA S. FROMAN	2/24/16
Terrence G. O’Connor Director		Sandra S. Froman Director
S/THOMAS A. DINEEN	2/24/16
Thomas A Dineen Principal Financial Officer Principal Accounting Officer, Vice President Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.4	Amended and restated Article 3, Section 4 and Article 4, Section 5 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.5	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2007).

Exhibit 3.6	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2008).

Exhibit 3.7	Amendment to Article 5, Section 1 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009).

Exhibit 10.1	Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, as amended by Form 8 filed March 27, 1990, SEC File No. 1-10435).

Exhibit 10.2	Amendment to Sturm, Ruger & Company, Inc. 1986 Stock Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.4	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

EXHIBIT INDEX (continued)

Exhibit 10.5	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.6	[Intentionally omitted.]

Exhibit 10.7	Sturm, Ruger & Company, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 1-10435).

Exhibit 10.8	Sturm, Ruger & Company, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement filed by the Company File No. 33-53234).

Exhibit 10.9	Agreement and Release, dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435).

Exhibit 10.10	Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435).

Exhibit 10.11	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.12	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.13	Severance Agreement, dated as of September 21, 2006, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006, SEC File No. 1-10435).

Exhibit 10.14	Offer Letter, dated as of September 5, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2006, SEC File No. 1-10435).

EXHIBIT INDEX (continued)

Exhibit 10.15	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.16	Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Christopher John Killoy (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.17	Amended Severance Agreement, dated as of December 15, 2006, by and between Sturm, Ruger & Company, Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006, SEC File No. 1-10435).

Exhibit 10.18	Retention and Consultation Agreement, dated December 4, 2007, by and between Sturm, Ruger & Company, Inc. and Robert R. Stutler.

Exhibit 10.19	Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.20	Severance Agreement, dated as of April 10, 2008, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.21	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.22	Severance Agreement, dated as of April 10, 2008, by and between the Company and Mark T. Lang (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.23	Severance Agreement, dated as of April 10, 2008, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.24	Severance Agreement, dated as of April 10, 2008, by and between the Company and Steven M. Maynard (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

EXHIBIT INDEX (continued)

Exhibit 10.25	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.26	Severance Agreement, dated as of April 10, 2008, by and between the Company and Leslie M. Gasper (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.27	Agreement, dated as of April 10, 2008, by and between the Company and Stephen L. Sanetti (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K/A filed with the SEC on April 30, 2008).

Exhibit 10.28	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2008).

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

Exhibit 10.33

Seventh Amendment to Credit Agreement, dated June 5, 2015, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2015).

Exhibit 23.1	Consent of RSM US LLP	89

EXHIBIT INDEX (continued)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	90

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	92
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	94

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	95
Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 28, 2015, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 26, 2015, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

YEAR ENDED DECEMBER 31, 2015

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2015	$400	$120		$(120)	(a)	$400
Year ended December 31, 2014	$300	$100				$400
Year ended December 31, 2013	$300					$300

Allowance for discounts:
Year ended December 31, 2015	$1,003	$11,797		$11,357	(b)	$1,443
Year ended December 31, 2014	$1,344	$11,485		$11,826	(b)	$1,003
Year ended December 31, 2013	$825	$14,515		$13,996	(b)	$1,344

Excess and obsolete inventory reserve:
Year ended December 31, 2015	$3,750	$(1,468)		$(164)	(c)	$2,118
Year ended December 31, 2014	$2,422	$1,328				$3,750
Year ended December 31, 2013	$1,729	$693				$2,422

(a)	Accounts written off
(b)	Discounts taken
(c)	Inventory written off