Form 10-Q
period 2016-04-02
STURM RUGER & CO INC
filed 2016-05-02
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the issuer's common stock as of April 29, 2016: Common Stock, $1 par value –18,962,738.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	April 2, 2016	December 31, 2015
		(Note)

Assets

Current Assets
Cash	$80,463	$69,225
Trade receivables, net	74,746	71,721

Gross inventories	77,015	81,278
Less LIFO reserve	(42,714)	(42,061)
Less excess and obsolescence reserve	(2,027)	(2,118)
Net inventories	32,274	37,099

Deferred income taxes	9,852	8,219
Prepaid expenses and other current assets	3,631	3,008
Total Current Assets	200,966	189,272

Property, plant and equipment	304,745	308,597
Less allowances for depreciation	(202,738)	(204,777)
Net property, plant and equipment	102,007	103,820

Other assets	22,450	22,791
Total Assets	$325,423	$315,883

Note:

The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	April 2, 2016	December 31, 2015
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$48,331	$42,991
Product liability	1,235	642
Employee compensation and benefits	18,555	28,298
Workers’ compensation	5,068	5,100
Income taxes payable	3,849	4,962
Total Current Liabilities	77,038	81,993

Product liability	89	102
Deferred income taxes	8,548	6,050

Contingent liabilities – Note 10	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000 2016 – 24,025,085 issued, 18,962,738 outstanding 2015 – 23,775,766 issued, 18,713,419 outstanding	24,025	23,776
Additional paid-in capital	24,765	29,591
Retained earnings	255,685	239,098
Less: Treasury stock – at cost 2016 – 5,062,347 shares 2015 – 5,062,347 shares	(64,727)	(64,727)
Total Stockholders’ Equity	239,748	227,738
Total Liabilities and Stockholders’ Equity	$325,423	$315,883

Note:

The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	April 2, 2016	March 28, 2015

Net firearms sales	$171,520	$135,579
Net castings sales	1,589	1,375
Total net sales	173,109	136,954

Cost of products sold	113,996	95,557

Gross profit	59,113	41,397

Operating expenses:
Selling	15,074	10,226
General and administrative	7,838	7,377
Total operating expenses	22,912	17,603

Operating income	36,201	23,794

Other income:
Interest expense, net	(35)	(40)
Other income, net	206	469
Total other income, net	171	429

Income before income taxes	36,372	24,223

Income taxes	13,094	8,720

Net income and comprehensive income	$23,278	$15,503

Basic earnings per share	$1.23	$0.83

Diluted earnings per share	$1.21	$0.81

Cash dividends per share	$0.35	$0.17

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2015	$23,776	$29,591	$239,098	$(64,727)	$227,738

Net income and comprehensive income			23,278		23,278

Dividends paid			(6,636)		(6,636)

Unpaid dividends accrued			(55)		(55)

Recognition of stock-based compensation expense		632			632

Vesting of RSU’s		(14,001)			(14,001)

Tax benefit realized from vesting of RSU’s		8,792			8,792

Common stock issued- compensation plans	249	(249)			—
Balance at April 2, 2016	$24,025	$24,765	$255,685	$(64,727)	$239,748

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	April 2, 2016	March 28, 2015

Operating Activities
Net income	$23,278	$15,503
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,344	8,957
Slow moving inventory valuation adjustment	(91)	(748)
Stock-based compensation	632	1,151
Loss on sale of assets	4	(60)
Deferred income taxes	865	3
Impairment of assets	—	12
Changes in operating assets and liabilities:
Trade receivables	(3,025)	(13,296)
Inventories	4,916	16,145
Trade accounts payable and accrued expenses	5,308	(2,690)
Employee compensation and benefits	(9,798)	2,476
Product liability	580	(350)
Prepaid expenses, other assets and other liabilities	(471)	2,599
Income taxes payable	(1,113)	3,081
Cash provided by operating activities	29,429	32,783

Investing Activities
Property, plant and equipment additions	(6,346)	(4,302)
Proceeds from sale of assets	—	60
Cash used for investing activities	(6,346)	(4,242)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	8,792	280
Remittance of taxes withheld from employees related to share-based compensation	(14,001)	(1,000)
Proceeds from exercise of stock options	—	97
Repurchase of common stock	—	(2,841)
Dividends paid	(6,636)	(3,178)
Cash used for financing activities	(11,845)	(6,642)

Increase in cash and cash equivalents	11,238	21,899

Cash and cash equivalents at beginning of period	69,225	8,901

Cash and cash equivalents at end of period	$80,463	$30,800

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended April 2, 2016 may not be indicative of the results to be expected for the full year ending December 31, 2016. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company also manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and for sale to unaffiliated, third-party customers. Less than 1% of sales are from the castings segment.

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

Recent Accounting Pronouncements:

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), its long-awaited final standard on the accounting for leases. The most significant change in the new lease guidance requires lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under legacy U.S. GAAP. The new lease guidance is effective in fiscal years beginning after December 15, 2018 and interim periods thereafter. Early application is permitted for all entities. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements.

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

During the three month period ended April 2, 2016, inventory quantities were reduced. If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in the prior year as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2016, the impact would not be material to the Company’s results of operations for the period and would not have a material impact on the financial position of the Company.

Inventories consist of the following:

	April 2, 2016	December 31, 2015
Inventory at FIFO
Finished products	$12,060	$16,637
Materials and work in process	64,955	64,641
Gross inventories	77,015	81,278
Less: LIFO reserve	(42,714)	(42,061)
Less: excess and obsolescence reserve	(2,027)	(2,118)
Net inventories	$32,274	$37,099

Index

NOTE 4 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on June 15, 2016. Borrowings under this facility bear interest at LIBOR (1.210% at April 2, 2016) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At April 2, 2016 and December 31, 2015, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.0 million and $0.7 million for the three months ended April 2, 2016 and March 28, 2015, respectively. The Company plans to contribute approximately $3.0 million to the plan in matching employee contributions during the remainder of 2016.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.7 million and $1.2 million for the three months ended April 2, 2016, and March 28, 2015, respectively. The Company plans to contribute approximately $3.5 million in supplemental contributions to the plan during the remainder of 2016.

NOTE 6 - INCOME TAXES

The Company's 2016 and 2015 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company’s effective income tax rate in both the three months ended April 2, 2016 and March 28, 2015 was 36.0%.

Income tax payments for the three months ended April 2, 2016 and March 28, 2015 totaled $4.6 million and $0.1 million, respectively.

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

Index

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	April 2, 2016	March 28, 2015
Numerator:
Net income	$23,278	$15,503
Denominator:
Weighted average number of common shares outstanding – Basic	18,943,427	18,678,485

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	225,150	561,052

Weighted average number of common shares outstanding – Diluted	19,168,577	19,239,537

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP, of which 541,400 shares remain available for future grants as of April 2, 2016.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.6 million and $1.2 million for the three months ended April 2, 2016 and March 28, 2015, respectively.

Index

Stock Options

A summary of changes in options outstanding under the 2007 SIP is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2015	11,838	$8.95	$6.69
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding at April 2, 2016	11,838	$8.95	$6.69

The aggregate intrinsic value (mean market price at April 2, 2016 less the weighted average exercise price) of options outstanding under the plans was approximately $0.7 million.

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

There were 1,794 restricted stock units issued in the three months ended April 2, 2016. Total compensation costs related to these restricted stock units are $0.1 million. These costs are being recognized ratably over vesting periods ranging from three to five years. Total compensation cost related to restricted stock units was $0.6 million and $1.2 million for the three months ended April 2, 2016 and March 28, 2015, respectively.

NOTE 9 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Index

Selected operating segment financial information follows:

(in thousands)	Three Months Ended
	April 2, 2016	March 28, 2015
Net Sales
Firearms	$171,520	$135,579
Castings
Unaffiliated	1,589	1,375
Intersegment	8,949	7,544
	10,538	8,919
Eliminations	(8,949)	(7,544)
	$173,109	$136,954

Income (Loss) Before Income Taxes
Firearms	$36,371	$25,431
Castings	(68)	(1,471)
Corporate	69	263
	$36,372	$24,223

	April 2, 2016	December 31, 2015
Identifiable Assets
Firearms	$219,586	$221,670
Castings	15,652	15,289
Corporate	90,185	78,924
	$325,423	$315,883

NOTE 10 - CONTINGENT LIABILITIES

As of April 2, 2016, the Company was a defendant in four (4) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, patent litigation and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

Two of the four lawsuits mentioned above involve claims for damages related to allegedly defective products due to their design and/or manufacture. These lawsuits stem from specific incidents of personal injury and are based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

The Company management believes that the allegations in these cases are unfounded, that the incidents were unrelated to the design or manufacture of the firearm, and that there should be no recovery against the Company.

Index

Patent Litigation

Davies Innovations, Inc. v. Sturm, Ruger & Company, Inc. is a patent litigation suit pending in the United States District Court for the Southern District of Texas, Galveston Division. The suit is based upon alleged patent infringement as the plaintiff claims that certain features of the Ruger SR-556 and SR-762 modern sporting rifles infringe its patent. The complaint seeks a judgment of infringement and unspecified monetary damages including costs, fees and treble damages.

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

Last year, Indiana passed a new law such that Indiana Code § 34-12-3-1 applies to the City's case. The defendants have filed a joint motion for judgment on the pleadings, asserting immunity under §34-12-3-1 and asking the court to re-visit the Court of Appeals' earlier decision holding the Protection of Lawful Commerce in Arms Act inapplicable to the City's claims. The motion has been briefed by the parties and is awaiting a hearing.

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

Index

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

A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.1 million and $0.0 million at December 31, 2015 and 2014, respectively, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

NOTE 11 - SUBSEQUENT EVENTS

On April 29, 2016, Board of Directors authorized a dividend of 48¢ per share, for shareholders of record as of May 13, 2016, payable on May 27, 2016.

The Company has evaluated events and transactions occurring subsequent to April 2, 2016 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

The Company also manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and for sale to unaffiliated, third-party customers. Less than 1% of third-party sales are from the castings segment.

Orders for many models of firearms from the independent distributors tend to be stronger in the first quarter of the year and weaker in the third quarter of the year. This is due in part to the timing of the distributor show season, which occurs during the first quarter.

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 17% in the first quarter of 2016 from the comparable prior year period. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 18%. The increase in estimated sell-through of the Company’s products from the independent distributors to retailers is attributable to:

•	the increase in overall industry demand,
•	new product introductions, and
•	increased production capacity and availability of products in demand.

New products, including the American Pistol, the Precision Rifle, the AR-556 modern sporting rifle, and the LC9s pistol, represented $50.3 million or 29% of firearm sales in the first quarter of 2016. New product sales include only major new products that were introduced in the past two years.

Index

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing five quarters follow:

	2016	2015
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	571,000	552,700	374,900	379,400	486,800

Total adjusted NICS Background Checks (thousands) (2)	4,148	4,880	3,050	2,793	3,521

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

The adjusted NICS data presented above was derived by the NSSF by subtracting out NICS checks that are not directly related to the sale of a firearm, including checks used for concealed carry (“CCW”) permit application checks as well as checks on active CCW permit databases.

Orders Received and Ending Backlog

The Company uses the estimated unit sell-through of our products from the independent distributors to retailers, along with inventory levels at the independent distributors and at the Company, as the key metrics for planning production levels. The Company generally does not use the orders received or ending backlog for planning production levels.

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing five quarters are as follows (dollars in millions, except average sales price):

Index

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2016	2015
	Q1	Q4	Q3	Q2	Q1

Units Ordered	969,400	696,400	207,500	262,400	350,700

Orders Received	$296.1	$203.4	$73.1	$71.9	$114.8

Average Sales Price of Units Ordered	$305	$292	$352	$274	$327

Ending Backlog	$276.1	$137.8	$80.5	$123.8	$185.1

Average Unit Sales Price of Ending Backlog	$313	$320	$379	$310	$319

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. These reviews resulted in increased total unit production of 36% for the first quarter of 2016 from the comparable prior year period and 18% from the fourth quarter of 2015.

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2016	2015
	Q1	Q4	Q3	Q2	Q1

Units Ordered	969,400	696,400	207,500	262,400	350,700

Units Produced	502,100	425,400	439,900	487,000	369,000

Units Shipped	516,700	478,400	394,700	442,900	422,100

Average Sales Price of Units Shipped	$332	$315	$302	$314	$321

Units on Backlog	883,000	430,300	212,300	399,500	580,000

Inventories

During the first quarter of 2016, the Company’s finished goods inventory decreased by 14,600 units and distributor inventories of the Company’s products decreased by 54,300 units.

Index

Inventory data for the trailing five quarters follows:

	2016	2015
	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	72,800	87,400	140,400	95,200	51,100

Units – Distributor Inventory (1)	216,700	271,000	345,300	325,500	262,000

Total inventory (2)	289,500	358,400	485,700	420,700	313,100

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $173.1 million for the three months ended April 2, 2016, an increase of 26.4% from $137.0 million in the comparable prior year period.

Firearms net sales were $171.5 million for the three months ended April 2, 2016, an increase of 26.5% from $135.6 million in the comparable prior year period.

Firearms unit shipments increased 22.4% for the three months ended April 2, 2016 from the comparable prior year period.

Casting net sales were $1.6 million for the three months ended April 2, 2016, an increase of 15.6% from $1.4 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $114.0 million for the three months ended April 2, 2016, an increase of 19.3% from $95.6 million in the comparable prior year period.

Index

Gross margin was 34.1% for the three months ended April 2, 2016, compared to 30.2% in the comparable prior year period as illustrated below (in thousands):

	Three Months Ended
	April 2, 2016		March 28, 2015

Net sales	$173,109	100.0%	$136,954	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	112,916	65.2%	94,810	69.2%

LIFO expense	653	0.4%	528	0.4%

Overhead rate adjustments to inventory	(485)	(0.2)%	404	0.3%

Labor rate adjustments to inventory	80	—	(34)	—

Product liability	832	0.5%	(151)	(0.1)%

Total cost of products sold	113,996	65.9%	95,557	69.8%

Gross profit	$59,113	34.1%	$41,397	30.2%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three months ended April 2, 2016, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 4.0% compared with the comparable 2015 period primarily due to increased overall volume which favorably leveraged manufacturing overhead and improved productivity.

LIFO — For the three months ended April 2, 2016, the Company recognized LIFO expense resulting in increased cost of products sold of $0.7 million. In the comparable 2015 period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.5 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three months ended April 2, 2016, the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory value of $0.5 million, and a corresponding decrease to cost of products sold. This increase in overhead rates was driven by a harmonization of the methodology used in the castings segment.

During the three months ended March 28, 2015, the Company was more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $0.4 million, and a corresponding increase to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three months ended April 2, 2016 and March 28, 2015, the impact of the labor rate adjustment was de minimus.

Index

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. During the three months ended April 2, 2016 product liability expense was $0.8 million.

Due to favorable experience in product liability matters during the three months ended March 28, 2015, income of $0.2 million was recognized. See Note 10 to the notes to the condensed financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit — As a result of the foregoing factors, for the three months ended April 2, 2016, gross profit was $59.1 million, an increase of $17.7 from $41.4 million in the comparable prior year period.

Gross profit as a percentage of sales increased to 34.1% in the three months ended April 2, 2016 from 30.2% in the comparable prior year period.

Selling, General and Administrative, and Other Operating Expenses

Selling, general and administrative expenses were $22.9 million for the three months ended April 2, 2016, an increase of $5.3 million or 30.2% from the comparable prior year period. This increase is primarily attributable to increased participation in our firearm sales promotions, the “2 Million Gun Challenge to Benefit the NRA”, which was not in effect until April 2015, and increased distribution costs related to the increased sales volume.

Other income, net

Other income, net was $0.2 million in the three months ended April 2, 2016, compared to $0.4 million in the three months ended March 28, 2015.

Income Taxes and Net Income

The Company’s effective income tax rate in the three months ended April 2, 2016 was 36.0%. The Company’s effective income tax rate in the three months ended March 28, 2015 was 36.0%.

As a result of the foregoing factors, consolidated net income was $23.3 million for the three months ended April 2, 2016. This represents an increase of 50.2% from $15.5 million in the comparable prior year period.

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

Index

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

EBITDA was $44.8 million for the three months ended April 2, 2016, an increase of 34.7% from $33.2 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended
	April 2, 2016	March 28, 2015

Net income	$23,278	$15,503

Income tax expense	13,094	8,720
Depreciation and amortization expense	8,344	8,957
Interest expense, net	35	40
EBITDA	$44,751	$33,220

Financial Condition

Liquidity

At the end of the first quarter of 2016, the Company’s cash totaled $80.5 million. Pre-LIFO working capital of $166.6 million, less the LIFO reserve of $42.7 million, resulted in working capital of $123.9 million and a current ratio of 2.6 to 1.

Operations

Cash provided by operating activities was $29.4 million for the three months ended April 2, 2016, compared to $32.8 million for the comparable prior year period. This decrease is primarily due to a greater decrease in inventories in the prior year period and an increase in variable incentive compensation paid in the current year period.

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

Index

materials cannot be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing

Capital expenditures for the three months ended April 2, 2016 totaled $6.3 million, an increase from $4.3 million in the comparable prior year period. In 2016, the Company expects to spend approximately $25 million on capital expenditures to purchase tooling fixtures and equipment for new product introductions and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $6.6 million were paid during the three months ended April 2, 2016.

On April 29, 2016, the Board of Directors authorized a dividend of 48¢ per share, for shareholders of record as of May 13, 2016, payable on May 27, 2016. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

During the three months ended March 28, 2015, the Company repurchased 82,100 shares of its common stock for $2.8 million in the open market. The average price per share purchased was $34.57. These purchases were funded with cash on hand. As of April 2, 2016, $73.2 million remained authorized for future stock repurchases. No shares were repurchased in the three months ended April 2, 2016.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2016, remained unused at April 2, 2016 and the Company has no debt.

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

Index

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2015 Annual Report on Form 10-K filed on February 24, 2016, or the judgments affecting the application of those estimates and assumptions.

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

Historically, the Company has been exposed to changing interest rates on its investments, which consisted primarily of United States Treasury instruments with short-term (less than one year) maturities and cash. The interest rate market risk implicit in the Company’s investments at any given time is typically low, as the investments mature within short periods and the Company does not have significant exposure to changing interest rates on invested cash, and there has been no material change in the Company’s exposure to interest rate risks during the three months ended April 2, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 2, 2016.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 2, 2016, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Index

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has reported all cases instituted against it through December 31, 2015, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

During the three months ending April 2, 2016, one case was formally instituted against the Company, captioned Sandra Rice-Lum, Personal Representative for the Estate of Patricia McCormick v. Sturm, Ruger & Company, Inc., et al pending in Broward County Circuit Court, Florida.

During three months ending April 2, 2016, no cases previously reported were dismissed or settled.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 2, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 2, 2016	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer