Form 10-Q
period 2016-07-02
STURM RUGER & CO INC
filed 2016-08-02
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

The number of shares outstanding of the issuer's common stock as of July 29, 2016: Common Stock, $1 par value –18,971,854.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	July 2, 2016	December 31, 2015
		(Note)

Assets

Current Assets
Cash	$103,069	$69,225
Trade receivables, net	64,978	71,721

Gross inventories	84,613	81,278
Less LIFO reserve	(43,260)	(42,061)
Less excess and obsolescence reserve	(2,570)	(2,118)
Net inventories	38,783	37,099

Deferred income taxes	10,474	8,219
Prepaid expenses and other current assets	2,508	3,008
Total Current Assets	219,812	189,272

Property, plant and equipment	309,470	308,597
Less allowances for depreciation	(210,631)	(204,777)
Net property, plant and equipment	98,839	103,820

Other assets	25,056	22,791
Total Assets	$343,707	$315,883

Note:

The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	July 2, 2016	December 31, 2015
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$50,364	$42,991
Product liability	941	642
Employee compensation and benefits	22,975	28,298
Workers’ compensation	4,604	5,100
Income taxes payable	185	4,962
Total Current Liabilities	79,069	81,993

Product liability	92	102
Deferred income taxes	9,718	6,050

Contingent liabilities – Note 10	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000 2016 – 24,034,201 issued, 18,971,854 outstanding 2015 – 23,775,766 issued, 18,713,419 outstanding	24,034	23,776
Additional paid-in capital	25,530	29,591
Retained earnings	269,991	239,098
Less: Treasury stock – at cost 2016 – 5,062,347 shares 2015 – 5,062,347 shares	(64,727)	(64,727)
Total Stockholders’ Equity	254,828	227,738
Total Liabilities and Stockholders’ Equity	$343,707	$315,883

Note:

The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Net firearms sales	$166,311	$139,224	$337,831	$274,804
Net castings sales	1,633	1,648	3,222	3,023
Total net sales	167,944	140,872	341,053	277,827

Cost of products sold	111,250	92,364	225,246	187,921

Gross profit	56,694	48,508	115,807	89,906

Operating expenses:
Selling	12,808	14,858	27,882	25,085
General and administrative	7,402	6,957	15,241	14,334
Total operating expenses	20,210	21,815	43,123	39,419

Operating income	36,484	26,693	72,684	50,487

Other income:
Interest expense, net	(35)	(37)	(70)	(77)
Other income, net	293	617	499	1,086
Total other income, net	258	580	429	1,009

Income before income taxes	36,742	27,273	73,113	51,496

Income taxes	13,227	9,713	26,321	18,433

Net income and comprehensive income	$23,515	$17,560	$46,792	$33,063

Basic earnings per share	$1.24	$0.94	$2.47	$1.77

Diluted earnings per share	$1.22	$0.91	$2.44	$1.71

Cash dividends per share	$0.48	$0.32	$0.83	$0.49

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2015	$23,776	$29,591	$239,098	$(64,727)	$227,738

Net income and comprehensive income			46,792		46,792

Dividends paid			(15,740)		(15,740)

Unpaid dividends accrued			(159)		(159)

Recognition of stock-based compensation expense		1,372			1,372

Vesting of RSU’s		(14,001)			(14,001)

Tax benefit realized from vesting of RSU’s		8,826			8,826

Common stock issued-compensation plans	258	(258)			—
Balance at July 2, 2016	$24,034	$25,530	$269,991	$(64,727)	$254,828

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	July 2, 2016	June 27, 2015

Operating Activities
Net income	$46,792	$33,063
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,690	17,841
Slow moving inventory valuation adjustment	452	(1,011)
Stock-based compensation	1,373	2,298
Loss (gain) on sale of assets	1	(157)
Deferred income taxes	1,413	(1,176)
Impairment of assets	(10)	12
Changes in operating assets and liabilities:
Trade receivables	6,743	(4,378)
Inventories	(2,136)	11,511
Trade accounts payable and accrued expenses	6,877	5,925
Employee compensation and benefits	(5,482)	6,881
Product liability	289	(401)
Prepaid expenses, other assets and other liabilities	(2,134)	8,785
Income taxes payable	(4,777)	1,671
Cash provided by operating activities	66,091	80,864

Investing Activities
Property, plant and equipment additions	(11,334)	(16,259)
Proceeds from sale of assets	3	218
Cash used for investing activities	(11,331)	(16,041)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	8,825	305
Remittance of taxes withheld from employees related to share-based compensation	(14,001)	(1,000)
Proceeds from exercise of stock options	—	97
Repurchase of common stock	—	(2,841)
Dividends paid	(15,740)	(9,161)
Cash used for financing activities	(20,916)	(12,600)

Increase in cash and cash equivalents	33,844	52,223

Cash and cash equivalents at beginning of period	69,225	8,901

Cash and cash equivalents at end of period	$103,069	$61,124

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended July 2, 2016 may not be indicative of the results to be expected for the full year ending December 31, 2016. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Accounting Pronouncements:

On March 30, 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). The most significant change in the new compensation guidance is that all excess tax benefits and tax deficiencies (including tax benefits of dividends) on share-based compensation awards should be recognized in the Statement of Income as income tax expense. Previously such benefits or deficiencies were recognized in the Balance Sheet as adjustments to additional paid-in capital. The new guidance is effective in fiscal years beginning after December 15, 2016 and interim periods thereafter. Early application is permitted for all entities. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements and whether to adopt the guidance early.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), its long-awaited final standard on the accounting for leases. The most significant change in the new lease guidance requires lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under legacy U.S. GAAP. The new lease guidance is effective in fiscal years beginning after December 15, 2018 and interim periods thereafter. Early application is permitted for all entities. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements.

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

Index

Inventories consist of the following:

	July 2, 2016	December 31, 2015
Inventory at FIFO
Finished products	$15,795	$16,637
Materials and work in process	68,818	64,641
Gross inventories	84,613	81,278
Less: LIFO reserve	(43,260)	(42,061)
Less: excess and obsolescence reserve	(2,570)	(2,118)
Net inventories	$38,783	$37,099

NOTE 4 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on June 15, 2017. Borrowings under this facility bear interest at LIBOR (1.230% at July 2, 2016) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At July 2, 2016 and December 31, 2015, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.8 million and $1.7 million for the three and six months ended July 2, 2016, respectively, and $1.1 million and $1.8 million for the three and six months ended June 27, 2015, respectively. The Company plans to contribute approximately $1.7 million to the plan in matching employee contributions during the remainder of 2016.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.3 million and $3.1 million for the three and six months ended July 2, 2016, respectively, and $1.3 million and $2.4 million for the three and six months ended June 27, 2015, respectively. The Company plans to contribute approximately $3.0 million in supplemental contributions to the plan during the remainder of 2016.

NOTE 6 - INCOME TAXES

The Company's 2016 and 2015 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company’s effective income tax rate in both the three and six months ended July 2, 2016 was 36.0%. The Company’s effective income tax rate in the three and six months ended June 27, 2015 was 35.6% and 35.8%, respectively.

Income tax payments for the three and six months ended July 2, 2016 totaled $16.3 million and $20.9 million, respectively. Income tax payments for both the three and six months ended June 27, 2015 totaled $12.4 million.

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

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Numerator:
Net income	$23,515	$17,560	$46,792	$33,063
Denominator:
Weighted average number of common shares outstanding – Basic	18,968,548	18,697,623	18,955,851	18,688,269

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	237,592	649,435	217,672	620,478

Weighted average number of common shares outstanding – Diluted	19,206,140	19,347,058	19,173,523	19,308,747

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP, of which 471,600 shares remain available for future grants as of July 2, 2016.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.7 million and $1.4 million for the three and six months ended July 2, 2016, respectively, and $1.1 million and $2.3 million for the three and six months ended June 27, 2015, respectively.

Index

Stock Options

A summary of changes in options outstanding under the 2007 SIP is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2015	11,838	$8.95	$6.69
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—

Outstanding at July 2, 2016	11,838	$8.95	$6.69

The aggregate intrinsic value (mean market price at July 2, 2016 less the weighted average exercise price) of options outstanding under the plans was approximately $0.7 million.

Restricted Stock Units

Beginning in 2009, the Company began granting restricted stock units to senior employees in lieu of incentive stock options. The vesting of these awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors. Beginning in 2011, a three year vesting period was added to the performance criteria, which had the effect of requiring both the achievement of the corporate performance objectives and the satisfaction of the vesting period.

There were 69,739 restricted stock units issued during both the three and six months ended July 2, 2016. Total compensation costs related to these restricted stock units are $4.6 million. These costs are being recognized ratably over vesting periods ranging from three to five years. Total compensation cost related to restricted stock units was $0.7 million and $1.4 million for the three and six months ended July 2, 2016, respectively, and $1.1 million and $2.3 million for the three and six months ended June 27, 2015, respectively.

NOTE 9 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Index

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net Sales
Firearms	$166,311	$139,224	$337,831	$274,804
Castings
Unaffiliated	1,633	1,648	3,222	3,023
Intersegment	9,501	8,747	18,450	16,291
	11,134	10,395	21,672	19,314
Eliminations	(9,501)	(8,747)	(18,450)	(16,291)
	$167,944	$140,872	$341,053	$277,827

Income (Loss) Before Income Taxes
Firearms	$37,375	$27,397	$74,049	$51,902
Castings	(721)	(464)	(1,093)	(1,009)
Corporate	88	340	157	603
	$36,742	$27,273	$73,113	$51,496

	July 2, 2016	December 31, 2015
Identifiable Assets
Firearms	$215,643	$221,670
Castings	14,526	15,289
Corporate	113,538	78,924
	$343,707	$315,883

NOTE 10 - CONTINGENT LIABILITIES

As of July 2, 2016, the Company was a defendant in three (3) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, patent litigation and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

One of the three lawsuits mentioned above involves claims for damages related to an allegedly defective product due to its design and/or manufacture. This lawsuit stems from a specific incident of personal injury and is based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

The Company management believes that the allegation in this case is unfounded, that the incident was unrelated to the design or manufacture of the firearm, and that there should be no recovery against the Company.

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

There is only one remaining lawsuit of this type, filed by the City of Gary in Indiana State Court, over seventeen years ago. The complaint in that case seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

Last year, Indiana passed a new law, Indiana Code §34-12-3-1 (the “Indiana Immunity Statute”), which applies to the City's case. The defendants have filed a joint motion for judgment on the pleadings, asserting immunity under the Indiana Immunity Statute and asking the court to re-visit the Court of Appeals' earlier decision holding the Protection of Lawful Commerce in Arms Act (the “PLCAA”) inapplicable to the City's claims.

The United States and the Indiana Attorney General filed motions and briefs in intervention in defense of the constitutionality of the PLCAA and the Indiana Immunity Statute, respectively. A hearing on the motions to intervene is set for October 12, 2016. A hearing on defendants’ motion for judgment on the pleadings has not been scheduled.

Summary of Claimed Damages and Explanation of Product Liability Accruals

Punitive damages, as well as compensatory damages, are demanded in certain of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage. For product liability claims made after July 10, 2000, coverage is provided on an

Index

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

NOTE 11 - SUBSEQUENT EVENTS

On July 29, 2016, the Company’s Board of Directors authorized a dividend of 49¢ per share, for shareholders of record as of August 12, 2016, payable on August 26, 2016.

The Company has evaluated events and transactions occurring subsequent to July 2, 2016 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 18% in the first half of 2016 from the comparable prior year period. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 15%. The increase in estimated sell-through of the Company’s products from the independent distributors to retailers is attributable to:

•	the increase in overall industry demand,
•	strong demand for certain new products, and
•	increased production of several products in strong demand.

New products, including the American Pistol, the Precision Rifle, the AR-556 modern sporting rifle, and the LC9s pistol, represented $102.8 million or 30% of firearm sales in the first half of 2016. New product sales include only major new products that were introduced in the past two years.

Index

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing six quarters follow:

	2016		2015
	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	453,700	571,000	552,700	374,900	379,400	486,800

Total adjusted NICS Background Checks (thousands) (2)	3,199	4,148	4,880	3,050	2,793	3,521

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing six quarters are as follows (dollars in millions, except average sales price):

Index

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2016		2015
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	399,400	969,400	696,400	207,500	262,400	350,700

Orders Received	$145.7	$296.1	$203.4	$73.1	$71.9	$114.8

Average Sales Price of Units Ordered	$365	$305	$292	$352	$274	$327

Ending Backlog	$257.6	$276.1	$137.8	$80.5	$123.8	$185.1

Average Unit Sales Price of Ending Backlog	$331	$313	$320	$379	$310	$319

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. These reviews resulted in increased total unit production of 8.7% and 20.5% for the three and six months ended July 2, 2016 from the comparable prior year periods. Unit production in the three months ended July 2, 2016 increased 5.5% from the three months ended April 2, 2016.

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2016		2015
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	399,400	969,400	696,400	207,500	262,400	350,700

Units Produced	529,600	502,100	425,400	439,900	487,000	369,000

Units Shipped	504,000	516,700	478,400	394,700	442,900	422,100

Average Sales Price of Units Shipped	$330	$332	$315	$302	$314	$321

Units on Backlog	778,400	883,000	430,300	212,300	399,500	580,000

Inventories

During the second quarter of 2016, the Company’s finished goods inventory increased by 25,700 units and distributor inventories of the Company’s products increased by 50,300 units. Increases in

Index

inventory, which often occur in the second and third quarters, can be beneficial as they allow the Company to:

•	Level load production, which results in more efficient manufacturing,
•	Reduce capacity needed to meet the demand during the strongest seasonal peaks, and
•	Capitalize on unanticipated peaks in demand.

Inventory data for the trailing six quarters follows:

	2016		2015
	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	98,500	72,800	87,400	140,400	95,200	51,100

Units – Distributor Inventory (1)	267,000	216,700	271,000	345,300	325,500	262,000

Total inventory (2)	365,500	289,500	358,400	485,700	420,700	313,100

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $167.9 million for the three months ended July 2, 2016, an increase of 19.2% from $140.9 million in the comparable prior year period.

For the six months ended July 2, 2016, consolidated net sales were $341.1 million, an increase of 22.8% from $277.8 million in the comparable prior year period.

Firearms net sales were $166.3 million for the three months ended July 2, 2016, an increase of 19.5% from $139.2 million in the comparable prior year period.

For the six months ended July 2, 2016, firearms net sales were $337.8 million, an increase of 22.9% from $274.8 million in the comparable prior year period.

Firearms unit shipments increased 13.8% and 18.0% for the three and six months ended July 2, 2016, respectively, from the comparable prior year periods.

Casting net sales were $1.6 million for the three months ended July 2, 2016, unchanged from $1.6 million in the comparable prior year period.

For the six months ended July 2, 2016, castings net sales were $3.2 million, an increase of 6.6% from $3.0 million in the comparable prior year period.

Index

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $111.3 million for the three months ended July 2, 2016, an increase of 20.4% from $92.4 million in the comparable prior year period.

For the six months ended July 2, 2016, consolidated cost of products sold was $225.2 million, an increase of 19.9% from $187.9 million in the comparable prior year period.

Index

Gross margin was 33.8% and 34.0% for the three and six months ended July 2, 2016, respectively, compared to 34.4% and 32.4% in the comparable prior year periods as illustrated below (in thousands):

	Three Months Ended
	July 2, 2016		June 27, 2015

Net sales	$167,944	100.0%	$140,872	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	109,578	65.2%	89,920	63.9%

LIFO expense	546	0.3%	483	0.3%

Overhead rate adjustments to inventory	976	0.6%	1,398	1.0%

Labor rate adjustments to inventory	143	0.1%	318	0.2%

Product liability	7	—	245	0.2%

Total cost of products sold	111,250	66.2%	92,364	65.6%

Gross profit	$56,694	33.8%	$48,508	34.4%

	Six Months Ended
	July 2, 2016		June 27, 2015

Net sales	$341,053	100.0%	$277,827	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	222,495	65.2%	184,730	66.5%

LIFO expense	1,199	0.4%	1,011	0.4%

Overhead rate adjustments to inventory	491	0.1%	1,802	0.6%

Labor rate adjustments to inventory	223	0.1%	284	0.1%

Product liability	838	0.2%	94	—

Total cost of products sold	225,246	66.0%	187,921	67.6%

Gross profit	$115,807	34.0%	$89,906	32.4%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three months ended July 2, 2016, cost of products sold, before LIFO, overhead

Index

and labor rate adjustments to inventory, and product liability increased as a percentage of sales by 1.3% compared with the comparable 2015 period primarily due to an unfavorable product mix shift.

For the six months ended July 2, 2016, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 1.3% compared with the comparable 2015 period due principally to increased sales volume and a favorable product mix shift toward high-margin accessories.

LIFO — For the three months ended July 2, 2016, the Company recognized LIFO expense resulting in increased cost of products sold of $0.5 million. In the comparable 2015 period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.5 million.

For the six months ended July 2, 2016, the Company recognized LIFO expense resulting in increased cost of products sold of $1.1 million. In the comparable 2015 period, the Company recognized LIFO expense resulting in increased cost of products sold of $1.0 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and six months ended July 2, 2016, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in decreases in inventory values of $1.0 million and $0.5 million, respectively, and corresponding increases to cost of products sold.

During the three and six months ended June 27, 2015, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $1.4 million and $1.8 million, respectively, and corresponding increases to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three and six months ended July 2, 2016, the Company became more efficient in direct labor utilization and the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in decreases in inventory value of $0.1 million and $0.2 million, respectively. These decreases in inventory carrying values resulted in increases to cost of products sold.

During the three and six months ended June 27, 2015, the Company became more efficient in direct labor utilization and the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in decreases in inventory value of $0.3 million in both periods. These decreases in inventory carrying values resulted in increases to cost of products sold.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. During the three months ended July 2, 2016 product liability expense was de minimis. During the six months ended July 2, 2016 product liability expense was $0.8 million.

During the three and six months ended June 27, 2015, the impact of product liability expenses were de minimis. See Note 10 to the notes to the condensed financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Index

Gross Profit — As a result of the foregoing factors, for the three and six months ended July 2, 2016, gross profit was $56.7 million and $115.8 million, respectively, an increase of $8.2 million and $25.9 million from $48.5 million and $89.9 million in the comparable prior year periods.

Gross profit as a percentage of sales decreased to 33.8% and increased to 34.0% in the three and six months ended July 2, 2016, respectively, from 34.4% and 32.4% in the comparable prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $20.2 million for the three months ended July 2, 2016, a decrease of $1.6 million or 7.4% from the comparable prior year period. This decrease is primarily attributable to the reduction in summer firearm sales promotion in 2016.

Selling, general and administrative expenses were $43.1 million for the six months ended July 2, 2016, an increase of $3.7 million or 9.4% from the comparable prior year period. This increase is attributable the “2 Million Gun Challenge to Benefit the NRA”, which began in April 2015 and will run until October 2016, and increased participation in the winter firearm sales promotions in 2016, partially offset by the expenses related to the summer sales promotions.

Other income, net

Other income, net was $0.3 million and $0.4 million in the three and six months ended July 2, 2016, respectively, compared to $0.6 million and $1.0 million in the three and six months ended June 27, 2015, respectively.

Income Taxes and Net Income

The Company’s effective income tax rate in the three and six months ended July 2, 2016 was 36.0%. The Company’s effective income tax rate in the three and six months ended June 27, 2015 was 35.6% and 35.8%, respectively.

As a result of the foregoing factors, consolidated net income was $23.5 million and $46.8 million for the three and six months ended July 2, 2016, respectively. This represents an increase of 33.9% and 41.5% from $17.6 million and $33.1 million in the comparable prior year periods.

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

EBITDA was $45.1 million for the three months ended July 2, 2016, an increase of 24.6% from $36.2 million in the comparable prior year period.

For the six months ended July 2, 2016, EBITDA was $89.8 million, an increase of 29.4% from $69.4 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Net income	$23,515	$17,560	$46,792	$33,063

Income tax expense	13,227	9,713	26,321	18,433
Depreciation and amortization expense	8,346	8,884	16,690	17,841
Interest expense, net	35	37	70	77
EBITDA	$45,123	$36,194	$89,873	$69,414

Financial Condition

Liquidity

At the end of the second quarter of 2016, the Company’s cash totaled $103.1 million. Pre-LIFO working capital of $184.0 million, less the LIFO reserve of $43.3 million, resulted in working capital of $140.7 million and a current ratio of 2.8 to 1.

Operations

Cash provided by operating activities was $66.1 million for the six months ended July 2, 2016, compared to $80.9 million for the comparable prior year period. This decrease is primarily due to a decrease in inventories in the prior year period and various other working capital fluctuations in both periods.

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

Index

then-current market cost without interruption of its manufacturing operations. However, if market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials cannot be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing

Capital expenditures for the six months ended July 2, 2016 totaled $11.3 million, a decrease from $16.3 million in the comparable prior year period. In 2016, the Company expects to spend approximately $30 million on capital expenditures to purchase tooling fixtures and equipment for new product introductions and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $15.7 million were paid during the six months ended July 2, 2016.

On July 29, 2016, the Board of Directors authorized a dividend of 49¢ per share, for shareholders of record as of August 12, 2016, payable on August 26, 2016. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

During the six months ended June 27, 2015, the Company repurchased 82,100 shares of its common stock for $2.8 million in the open market. The average price per share purchased was $34.57. These purchases were funded with cash on hand. As of July 2, 2016, $73.2 million remained authorized for future stock repurchases. No shares were repurchased in the six months ended July 2, 2016.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2017, remained unused at July 2, 2016 and the Company has no debt.

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

Historically, the Company has been exposed to changing interest rates on its investments, which consisted primarily of United States Treasury instruments with short-term (less than one year) maturities and cash. The interest rate market risk implicit in the Company’s investments at any given time is typically low, as the investments mature within short periods and the Company does not have significant exposure to changing interest rates on invested cash, and there has been no material change in the Company’s exposure to interest rate risks during the six months ended July 2, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 2, 2016.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2016, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Index

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has reported all cases instituted against it through April 2, 2016, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

During the three months ending July 2, 2016, there were no lawsuits formally instituted against the Company and the previously reported case of Paul W. Kelley v. Sturm, Ruger & Co., Inc. et al. was settled.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Index

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.1	Eighth Amendment to Credit Agreement dated June 6, 2016 between the Company and Bank of America, N.A. (1)

31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Form 8-K filed with the S.E.C. on June 8, 2016.

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JULY 2, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: August 2, 2016	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer