Form 10-Q
period 2016-10-01
STURM RUGER & CO INC
filed 2016-11-01
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

The number of shares outstanding of the issuer's common stock as of October 31, 2016: Common Stock, $1 par value –18,971,854.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	October 1, 2016	December 31, 2015
		(Note)

Assets

Current Assets
Cash	$101,363	$69,225
Trade receivables, net	70,323	71,721

Gross inventories	89,858	81,278
Less LIFO reserve	(43,836)	(42,061)
Less excess and obsolescence reserve	(2,448)	(2,118)
Net inventories	43,574	37,099

Deferred income taxes	9,085	8,219
Prepaid expenses and other current assets	6,773	3,008
Total Current Assets	231,118	189,272

Property, plant and equipment	320,465	308,597
Less allowances for depreciation	(218,401)	(204,777)
Net property, plant and equipment	102,064	103,820

Other assets	27,670	22,791
Total Assets	$360,852	$315,883

Note:

The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	October 1, 2016	December 31, 2015
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$53,432	$42,991
Product liability	1,455	642
Employee compensation and benefits	25,897	28,298
Workers’ compensation	4,421	5,100
Income taxes payable	—	4,962
Total Current Liabilities	85,205	81,993

Product liability	95	102
Deferred income taxes	9,436	6,050

Contingent liabilities – Note 10	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000 2016 – 24,034,201 issued, 18,971,854 outstanding 2015 – 23,775,766 issued, 18,713,419 outstanding	24,034	23,776
Additional paid-in capital	26,371	29,591
Retained earnings	280,438	239,098
Less: Treasury stock – at cost 2016 – 5,062,347 shares 2015 – 5,062,347 shares	(64,727)	(64,727)
Total Stockholders’ Equity	266,116	227,738
Total Liabilities and Stockholders’ Equity	$360,852	$315,883

Note:

The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Net firearms sales	$160,058	$119,281	$497,889	$394,084
Net castings sales	1,369	1,590	4,591	4,614
Total net sales	161,427	120,871	502,480	398,698

Cost of products sold	111,176	86,860	336,422	274,781

Gross profit	50,251	34,011	166,058	123,917

Operating expenses:
Selling	13,378	9,170	41,261	34,255
General and administrative	6,805	6,880	22,045	21,214
Total operating expenses	20,183	16,050	63,306	55,469

Operating income	30,068	17,961	102,752	68,448

Other income:
Interest expense, net	(32)	(36)	(102)	(113)
Other income, net	418	247	917	1,333
Total other income, net	386	211	815	1,220

Income before income taxes	30,454	18,172	103,567	69,668

Income taxes	10,604	6,209	36,925	24,642

Net income and comprehensive income	$19,850	$11,963	$66,642	$45,026

Basic earnings per share	$1.05	$0.64	$3.51	$2.41

Diluted earnings per share	$1.03	$0.62	$3.48	$2.33

Cash dividends per share	$0.49	$0.36	$1.32	$0.85

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2015	$23,776	$29,591	$239,098	$(64,727)	$227,738

Net income and comprehensive income			66,642		66,642

Dividends paid			(25,036)		(25,036)

Unpaid dividends accrued			(266)		(266)

Recognition of stock-based compensation expense		2,213			2,213

Vesting of RSU’s		(14,001)			(14,001)

Tax benefit realized from vesting of RSU’s		8,826			8,826

Common stock issued-compensation plans	258	(258)			—
Balance at October 1, 2016	$24,034	$26,371	$280,438	$(64,727)	$266,116

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	October 1, 2016	September 26, 2015

Operating Activities
Net income	$66,642	$45,026
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,257	26,693
Slow moving inventory valuation adjustment	630	(1,126)
Stock-based compensation	2,213	3,442
Loss (gain) on sale of assets	50	(157)
Deferred income taxes	2,520	(78)
Impairment of assets	6	32
Changes in operating assets and liabilities:
Trade receivables	1,398	(3,247)
Inventories	(7,105)	5,054
Trade accounts payable and accrued expenses	9,762	956
Employee compensation and benefits	(2,667)	8,602
Product liability	806	(101)
Prepaid expenses, other assets and other liabilities	(5,340)	5,652
Income taxes payable and prepaid income taxes	(8,781)	4,201
Cash provided by operating activities	85,391	94,949

Investing Activities
Property, plant and equipment additions	(23,049)	(24,488)
Proceeds from sale of assets	7	222
Cash used for investing activities	(23,042)	(24,266)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	8,826	305
Remittance of taxes withheld from employees related to share-based compensation	(14,001)	(1,000)
Proceeds from exercise of stock options	—	97
Repurchase of common stock	—	(2,841)
Dividends paid	(25,036)	(15,893)
Cash used for financing activities	(30,211)	(19,332)

Increase in cash and cash equivalents	32,138	51,351

Cash and cash equivalents at beginning of period	69,225	8,901

Cash and cash equivalents at end of period	$101,363	$60,252

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended October 1, 2016 may not be indicative of the results to be expected for the full year ending December 31, 2016. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Index

Inventories consist of the following:

	October 1, 2016	December 31, 2015
Inventory at FIFO
Finished products	$19,123	$16,637
Materials and work in process	70,735	64,641
Gross inventories	89,858	81,278
Less: LIFO reserve	(43,836)	(42,061)
Less: excess and obsolescence reserve	(2,448)	(2,118)
Net inventories	$43,574	$37,099

NOTE 4 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on June 15, 2017. Borrowings under this facility bear interest at LIBOR (1.556% at October 1, 2016) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At October 1, 2016 and December 31, 2015, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.8 million and $2.5 million for the three and nine months ended October 1, 2016, respectively, and $0.7 million and $2.5 million for the three and nine months ended September 26, 2015, respectively. The Company plans to contribute approximately $0.8 million to the plan in matching employee contributions during the remainder of 2016.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.4 million and $4.5 million for the three and nine months ended October 1, 2016, respectively, and $1.3 million and $3.7 million for the three and nine months ended September 26, 2015, respectively. The Company plans to contribute approximately $1.4 million in supplemental contributions to the plan during the remainder of 2016.

NOTE 6 - INCOME TAXES

The Company's 2016 and 2015 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company’s effective income tax rate in the three and nine months ended October 1, 2016 was 34.8% and 35.7%, respectively. The Company’s effective income tax rate in the three and nine months ended September 26, 2015 was 34.2% and 35.4%, respectively.

Income tax payments for the three and nine months ended October 1, 2016 totaled $13.5 million and $34.4 million, respectively. Income tax payments for the three and nine months ended September 26, 2015 totaled $8.3 million $20.6 million, respectively.

Index

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013.

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

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Numerator:
Net income	$19,850	$11,963	$66,642	$45,026
Denominator:
Weighted average number of common shares outstanding – Basic	18,971,854	18,701,530	18,961,146	18,692,755

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	232,321	673,013	204,731	650,910

Weighted average number of common shares outstanding – Diluted	19,204,175	19,374,543	19,165,877	19,343,665

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP, of which 471,000 shares remain available for future grants as of October 1, 2016.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.8 million and $2.2 million for the three and nine months ended October 1, 2016, respectively, and $1.1 million and $3.4 million for the three and nine months ended September 26, 2015, respectively.

Index

Stock Options

A summary of changes in options outstanding under the 2007 SIP is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2015	11,838	$8.95	$6.69
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding at October 1, 2016	11,838	$8.95	$6.69

The aggregate intrinsic value (mean market price at October 1, 2016 less the weighted average exercise price) of options outstanding under the 2007 SIP was approximately $0.6 million.

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

There were 72,148 restricted stock units issued during the nine months ended October 1, 2016. Total compensation costs related to these restricted stock units are $4.0 million. These costs are being recognized ratably over vesting periods ranging from three to five years. Total compensation cost related to restricted stock units was $0.8 million and $2.2 million for the three and nine months ended October 1, 2016, respectively, and $1.1 million and $3.4 million for the three and nine months ended September 26, 2015, respectively.

NOTE 9 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Index

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net Sales
Firearms	$160,058	$119,281	$497,889	$394,084
Castings
Unaffiliated	1,369	1,590	4,591	4,614
Intersegment	9,114	7,635	27,564	23,926
	10,483	9,225	32,155	28,540
Eliminations	(9,114)	(7,635)	(27,564)	(23,926)
	$161,427	$120,871	$502,480	$398,698

Income (Loss) Before Income Taxes
Firearms	$29,785	$19,719	$103,834	$71,073
Castings	144	(1,897)	(949)	(2,906)
Corporate	525	350	682	1,501
	$30,454	$18,172	$103,567	$69,668

	October 1, 2016	December 31, 2015
Identifiable Assets
Firearms	$233,686	$221,670
Castings	15,259	15,289
Corporate	111,907	78,924
	$360,852	$315,883

NOTE 10 - CONTINGENT LIABILITIES

As of October 1, 2016, the Company was a defendant in four (4) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, patent litigation and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

Two of the four lawsuits mentioned above involve claims for damages related to allegedly defective products due to their design and/or manufacture. The lawsuits stem from specific incidents of personal injury and are based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

The Company management believes the allegations in these cases are unfounded, that the incidents are unrelated to the design or manufacture of the firearms, and that there should be no recovery against the Company.

Index

Patent Litigation

Davies Innovations, Inc. v. Sturm, Ruger & Company, Inc. is a patent litigation suit originally filed in the United States District Court for the Southern District of Texas, Galveston Division. The case subsequently was transferred to the United States District Court for the Northern District of New Hampshire. The suit is based upon alleged patent infringement as the plaintiff claims that certain features of the Ruger SR-556 and SR-762 modern sporting rifles infringe its patent. The complaint seeks a judgment of infringement and unspecified monetary damages including costs, fees and treble damages.

The Company management believes the allegations in this case are unfounded, that there is no infringement of plaintiff’s patent, that plaintiff’s patent is invalid, and that there should be no recovery against the Company. The Company has filed a Motion for Summary Judgment in the action,which is scheduled to be heard on December 6, 2016.

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

Last year, Indiana passed a new law, Indiana Code § 34-12-3-1, (the “Indiana Immunity Statute”), which applies to the City's case. The defendants have filed a joint motion for judgment on the pleadings, asserting immunity under the Indiana Immunity Statute and asking the court to re-visit the Court of Appeals' earlier decision holding the Protection of Lawful Commerce in Arms Act (“PLCAA”) inapplicable to the City's claims.

The United States and the Indiana Attorney General filed motions and briefs in intervention in defense of the constitutionality of the PLCAA and the Indiana Immunity Statute, respectively. A hearing on the motions to intervene was set for October 12, 2016.

The court subsequently granted a Joint Motion to Stay Resolution of Manufacturers’ Motion for Judgment on the Pleadings for six months or until the KS&E Sports v. Runnels case is decided by the Indiana Supreme Court, whichever is earlier. The court also vacated the October 12th hearing on

Index

motions to intervene by the United States and the Indiana Attorney General, given the City’s consent to such motions.

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

A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.1 million and $0.0 million at December 31, 2015 and 2014, respectively, are set forth as an indication of possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

NOTE 11 - SUBSEQUENT EVENTS

On October 28, 2016, the Company’s Board of Directors authorized a dividend of 41¢ per share, for shareholders of record as of November 18, 2016, payable on November 25, 2016.

The Company has evaluated events and transactions occurring subsequent to October 1, 2016 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 19% in the first nine months of 2016 from the comparable prior year period. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 16%. The increase in estimated sell-through of the Company’s products from the independent distributors to retailers is attributable to:

•	stronger-than-normal seasonal industry demand, likely bolstered by the political campaigns for the elections in November,
•	strong demand for certain new products,
•	greater availability of rimfire ammunition which spurred demand for our 10/22 rifle and other rimfire firearms late in the third quarter, and
•	increased production of several products in strong demand.

The Company launched new Mark IV pistols, the LCP II pistol, and compact models of the American pistol in September.

Sales of new products, including those launched in the third quarter as well as the Precision Rifle, the AR-556 modern sporting rifle, and the LC9s pistol, represented $160.8 million or 32% of firearm sales in the first nine months of 2016. The new product sales percentage is expected to decrease next quarter as sales of the AR-556 and the LC9s will no longer be included among the new products. New product sales include only major new products that were introduced in the past two years.

Index

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing seven quarters follow:

	2016			2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	453,400	453,700	571,000	552,700	374,900	379,400	486,800

Total adjusted NICS Background Checks (thousands) (2)	3,519	3,199	4,148	4,880	3,050	2,793	3,521

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The average sales price of units in the third quarter of 2016 was reduced due to strong orders for the relatively lower priced LCP II pistol, and the cancellation of orders for the original version of relatively higher priced Precision modern sporting rifle, which was discontinued due to the popularity of the new Enhanced Precision rifle.

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing seven quarters are as follows (dollars in millions, except average sales price):

Index

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2016			2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	445,700	399,400	969,400	696,400	207,500	262,400	350,700

Orders Received	$116.5	$145.7	$296.1	$203.4	$73.1	$71.9	$114.8

Average Sales Price of Units Ordered	$261	$365	$305	$292	$352	$274	$327

Ending Backlog	$219.1	$257.6	$276.1	$137.8	$80.5	$123.8	$185.1

Average Unit Sales Price of Ending Backlog	$306	$331	$313	$320	$379	$310	$319

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. These reviews resulted in increased total unit production of 20% for both the three and nine months ended October 1, 2016 from the comparable prior year periods.

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2016			2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	445,700	399,400	969,400	696,400	207,500	262,400	350,700

Units Produced	527,600	529,600	502,100	425,400	439,900	487,000	369,000

Units Shipped	507,500	504,000	516,700	478,400	394,700	442,900	422,100

Average Sales Price of Units Shipped	$315	$330	$332	$315	$302	$314	$321

Units on Backlog	716,600	778,400	883,000	430,300	212,300	399,500	580,000

Inventories

During the third quarter of 2016, the Company’s finished goods inventory increased by 20,000 units and distributor inventories of the Company’s products increased by 54,100 units. Increases in inventory, which often occur in the second and third quarters, can be beneficial as they allow the Company to:

Index

•	Level load production, which results in more efficient manufacturing,
•	Reduce capacity needed to meet the demand during the strongest seasonal peaks, and
•	Capitalize on unanticipated peaks in demand.

Inventory data for the trailing seven quarters follows:

	2016			2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	118,500	98,500	72,800	87,400	140,400	95,200	51,100

Units – Distributor Inventory (1)	321,100	267,000	216,700	271,000	345,300	325,500	262,000

Total inventory (2)	439,600	365,500	289,500	358,400	485,700	420,700	313,100

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $161.4 million for the three months ended October 1, 2016, an increase of 33.6% from $120.9 million in the comparable prior year period.

For the nine months ended October 1, 2016, consolidated net sales were $502.5 million, an increase of 26.0% from $398.7 million in the comparable prior year period.

Firearms net sales were $160.1 million for the three months ended October 1, 2016, an increase of 34.2% from $119.3 million in the comparable prior year period.

For the nine months ended October 1, 2016, firearms net sales were $497.9 million, an increase of 26.3% from $394.1 million in the comparable prior year period.

Firearms unit shipments increased 28.6% and 21.3% for the three and nine months ended October 1, 2016, respectively, from the comparable prior year periods.

Casting net sales were $1.4 million for the three months ended October 1, 2016, a decrease of 13.9% from $1.6 million in the comparable prior year period.

For the nine months ended October 1, 2016, castings net sales were $4.6 million, a decrease of 0.5% from $4.6 million in the comparable prior year period.

Index

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $111.2 million for the three months ended October 1, 2016, an increase of 28.0% from $86.9 million in the comparable prior year period.

For the nine months ended October 1, 2016, consolidated cost of products sold was $336.4 million, an increase of 22.4% from $274.8 million in the comparable prior year period.

Index

Gross margin was 31.1% and 33.0% for the three and nine months ended October 1, 2016, respectively, compared to 28.1% and 31.1% in the comparable prior year periods as illustrated below (in thousands):

	Three Months Ended
	October 1, 2016		September 26, 2015

Net sales	$161,427	100.0%	$120,871	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	109,302	67.7%	84,377	69.8%

LIFO expense	576	0.4%	694	0.6%

Overhead rate adjustments to inventory	748	0.5%	1,149	0.9%

Labor rate adjustments to inventory	(107)	(0.1)%	62	0.1%

Product liability	657	0.4%	578	0.5%

Total cost of products sold	111,176	68.9%	86,860	71.9%

Gross profit	$50,251	31.1%	$34,011	28.1%

	Nine Months Ended
	October 1, 2016		September 26, 2015

Net sales	$502,480	100.0%	$398,698	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	331,797	66.0%	269,107	67.5%

LIFO expense	1,775	0.4%	1,704	0.4%

Overhead rate adjustments to inventory	1,239	0.3%	2,952	0.7%

Labor rate adjustments to inventory	116	—	346	0.1%

Product liability	1,495	0.3%	672	0.2%

Total cost of products sold	336,422	67.0%	274,781	68.9%

Gross profit	$166,058	33.0%	$123,917	31.1%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three months ended October 1, 2016, cost of products sold, before LIFO,

Index

overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 2.1% compared with the comparable 2015 period primarily due to the increased sales volume and the leverage of fixed overhead costs.

For the nine months ended October 1, 2016, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased as a percentage of sales by 1.5% compared with the comparable 2015 period due principally to the increased sales volume and the leverage of fixed overhead costs.

LIFO — For the three months ended October 1, 2016, the Company recognized LIFO expense resulting in increased cost of products sold of $0.6 million. In the comparable 2015 period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.7 million.

For the nine months ended October 1, 2016, the Company recognized LIFO expense resulting in increased cost of products sold of $1.8 million. In the comparable 2015 period, the Company recognized LIFO expense resulting in increased cost of products sold of $1.7 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and nine months ended October 1, 2016, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in decreases in inventory values of $0.7 million and $1.2 million, respectively, and corresponding increases to cost of products sold.

During the three and nine months ended September 26, 2015, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory value of $1.2 million and $3.0 million, respectively, and corresponding increases to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three months ended October 1, 2016, the Company became less efficient in direct labor utilization and the labor rates used to absorb incurred labor expenses into inventory increased, resulting in an increase in inventory value of $0.1 million. This increase in inventory carry values resulted in a decrease to cost of products sold.

During the nine months ended October 1, 2016, the Company became more efficient in direct labor utilization and the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.1 million. This decrease in inventory carrying values resulted in an increase to cost of products sold.

During the three and nine months ended September 26, 2015, the Company became more efficient in direct labor utilization and the labor rates used to absorb incurred labor expenses into inventory decreased, resulting in decreases in inventory value of $0.1 million and $0.3 million, respectively. These decreases in inventory carrying values resulted in increases to cost of products sold.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. During the three months ended October 1, 2016 product liability expense was $0.7 million. During the nine months ended October 1, 2016 product liability expense was $1.5 million.

Index

During the three and nine months ended September 26, 2015, product liability expense was $0.6 million and $0.7 million, respectively. See Note 10 to the notes to the condensed financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit — As a result of the foregoing factors, for the three and nine months ended October 1, 2016, gross profit was $50.3 million and $166.1 million, respectively, an increase of $16.3 million and $42.2 million from $34.0 million and $123.9 million in the comparable prior year periods.

Gross profit as a percentage of sales increased to 31.1% and 33.0% in the three and nine months ended October 1, 2016, respectively, from 28.1% and 31.1% in the comparable prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $20.2 million for the three months ended October 1, 2016, an increase of $4.1 million or 25.8% from the comparable prior year period. This increase is primarily attributable to the $5.0 million expense related to the “NRA-ILA $5 Million Matching Challenge”, which began in July 2016, and the increased sales volume.

Selling, general and administrative expenses were $63.3 million for the nine months ended October 1, 2016, an increase of $7.8 million or 14.1% from the comparable prior year period. This increase is attributable to the $5.0 million expense related to the “NRA-ILA $5 Million Matching Challenge”, which began in July 2016, and the $1.6 million in additional expense related to the “2 Million Gun Challenge to Benefit the NRA”, which began in April 2015 and will run through October 2016, and the increased sales volume.

Other income, net

Other income, net was $0.4 million and $0.8 million in the three and nine months ended October 1, 2016, respectively, compared to $0.2 million and $1.2 million in the three and nine months ended September 26, 2015, respectively.

Income Taxes and Net Income

The Company’s effective income tax rate in the three and nine months ended October 1, 2016 was 34.8% and 35.7%, respectively. The Company’s effective income tax rate in the three and nine months ended September 26, 2015 was 34.2% and 35.4%, respectively.

As a result of the foregoing factors, consolidated net income was $19.9 million and $66.6 million for the three and nine months ended October 1, 2016, respectively. This represents an increase of 65.9% and 48.0% from $12.0 million and $45.0 million in the comparable prior year periods.

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

Index

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

EBITDA was $39.1 million for the three months ended October 1, 2016, an increase of 44.3% from $27.1 million in the comparable prior year period.

For the nine months ended October 1, 2016, EBITDA was $128.9 million, an increase of 33.6% from $96.5 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Net income	$19,850	$11,963	$66,642	$45,026

Income tax expense	10,604	6,209	36,925	24,642
Depreciation and amortization expense	8,567	8,852	25,257	26,693
Interest expense, net	32	36	102	113
EBITDA	$39,053	$27,060	$128,926	$96,474

Financial Condition

Liquidity

At the end of the third quarter of 2016, the Company’s cash totaled $101.4 million. Pre-LIFO working capital of $189.7 million, less the LIFO reserve of $43.8 million, resulted in working capital of $145.9 million and a current ratio of 2.7 to 1.

Operations

Cash provided by operating activities was $85.4 million for the nine months ended October 1, 2016, compared to $94.9 million for the comparable prior year period. This decrease is primarily due to an increase in inventories in the current period compared to a decrease in inventories in the prior year period and various other working capital fluctuations in both periods.

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

Investing and Financing

Capital expenditures for the nine months ended October 1, 2016 totaled $23.0 million, a decrease from $24.5 million in the comparable prior year period. In 2016, the Company expects to spend approximately $30 million on capital expenditures to purchase tooling fixtures and equipment for new product introductions and to upgrade and modernize manufacturing equipment. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $25.0 million were paid during the nine months ended October 1, 2016.

On October 28, 2016, the Board of Directors authorized a dividend of 41¢ per share, for shareholders of record as of November 18, 2016, payable on November 25, 2016. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

During the nine months ended September 26, 2015, the Company repurchased 82,100 shares of its common stock for $2.8 million in the open market. The average price per share purchased was $34.57. These purchases were funded with cash on hand. As of October 1, 2016, $73.2 million remained authorized for future stock repurchases. No shares were repurchased in the nine months ended October 1, 2016.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2017, remained unused at October 1, 2016 and the Company has no debt.

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

Historically, the Company has been exposed to changing interest rates on its investments, which consisted primarily of United States Treasury instruments with short-term (less than one year) maturities and cash. The interest rate market risk implicit in the Company’s investments at any given time is typically low, as the investments mature within short periods and the Company does not have significant exposure to changing interest rates on invested cash, and there has been no material change in the Company’s exposure to interest rate risks during the nine months ended October 1, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 1, 2016.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2016, such Disclosure Controls and Procedures are effective to

Index

ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has reported all cases instituted against it through July 2, 2016, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

During the three months ending October 1, 2016, one personal injury case was formally instituted against the Company, captioned Shannon Wayne Garrison v. Sturm, Ruger & Company, Inc. , which was filed on September 20, 2016 and is pending in the United States District Court for the Northern District of Alabama/Northeastern Division.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Index

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.1	Transition Services and Consulting Agreement, dated as of August 1, 2016, by and between the Company and Michael O. Fifer. (1)

10.2	Agreement dated as of August 1, 2016, by and between the Company and Christopher J. Killoy. (1)

10.3	Letter agreement dated as of August 1, 2016, by and between the Company and Shawn C. Leska. (1)

31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Form 8-K filed with the S.E.C. on August 2, 2016.

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 1, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: November 1, 2016	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer