Form 10-K
period 2016-12-31
STURM RUGER & CO INC
filed 2017-02-22
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

Ö  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES Ö NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ _ ].

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

YES Ö  NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016:

Common Stock, $1 par value - $1,192,892,000

The number of shares outstanding of the registrant's common stock as of February 17, 2017:

Common Stock, $1 par value – 18,104,900 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders to be held May 9, 2017 are incorporated by reference into Part III (Items 10 through 14) of this Report.

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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. and Subsidiary (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the year ended December 31, 2016 were from the firearms segment, with approximately 1% from the castings segment. Export sales represent approximately 3% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company primarily offers products in three industry product categories – rifles, pistols, and revolvers. The Company’s firearms are sold through independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in the firearms segment and has minimal sales to outside customers. The castings and MIM parts sold to outside customers, either directly or through manufacturers’ representatives, represented approximately 1% of the Company’s total sales for the year ended December 31, 2016.

For the years ended December 31, 2016, 2015, and 2014, net sales attributable to the Company's firearms operations were $658.4 million, $544.9 million and $542.3 million. The balance of the Company's net sales for the aforementioned periods was attributable to its castings operations.

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

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Net sales of rifles by the Company accounted for $264.9 million, $208.5 million, and $203.9 million of total net sales for the years 2016, 2015, and 2014, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Net sales of pistols by the Company accounted for $250.0 million, $192.2 million, and $198.2 million of revenues for the years 2016, 2015, and 2014, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Net sales of revolvers by the Company accounted for $104.9 million, $113.3 million, and $112.8 million of revenues for the years 2016, 2015, and 2014, respectively.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for $38.6 million, $30.3 million, and $23.9 million of total net sales for the years 2016, 2015, and 2014, respectively.

Castings Products

Net sales attributable to the Company’s casting operations (excluding intercompany transactions) accounted for $5.9 million, $6.2 million, and $2.2 million, for 2016, 2015, and 2014, respectively. These sales represented approximately 1% of total net sales in each of these years.

Manufacturing

Firearms

The Company produces one model of pistol, all of its revolvers and most of its rifles at the Newport, New Hampshire facility. Most of the Company’s pistols are produced at the Prescott, Arizona facility. Some rifle models and one pistol model are produced at the Mayodan, North Carolina facility, which began operations in the latter months of 2013.

Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company's castings segment through processes known as precision investment casting. The Company also uses many MIM parts in its firearms. See "Manufacturing- Investment Castings and Metal Injected Moldings" below for a description of these processes. The Company believes that investment castings and MIM parts provide greater design flexibility and result in component parts which are generally close to their ultimate shape and, therefore, require less machining than processes requiring machining a solid billet of metal to obtain a part.

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

Metal injection molding is a three part powder metallurgy process by which a feedstock consisting of finely powdered metal and binders is processed through injection molding, debinding, and sintering equipment to produce steel, stainless steel, and alloy parts of complex shape and geometry.  This process allows for high volume production while eliminating many of the wastes of traditional metal working methods, yielding net shape and near net shape parts.

Marketing and Distribution

Firearms

The Company's firearms are primarily marketed through a network of federally licensed, independent wholesale distributors who purchase the products directly from the Company. They resell to federally licensed, independent retail firearms dealers who in turn resell to legally authorized end users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 18 distributors service the domestic commercial market, with an additional 23 distributors servicing the domestic law enforcement market and 41 distributors servicing the export market.

In 2016, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-19%; Lipsey’s-17%; Jerry’s/Ellett Brothers-15%; and Sports South-14%.

In 2015, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-18%; Lipsey’s-17%; Sports South-13%, and Jerry’s/Ellett Brothers-11%.

In 2014, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-19%; Lipsey’s-13%; Sports South-13%, and Jerry’s/Ellett Brothers-12%.

The Company employs 17 employees who service these distributors and call on retailers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end users rather than from the independent wholesale distributors, the Company believes that the loss of any distributor would not have a material, long-term adverse effect on the Company, but may have a material adverse effect on the Company’s financial results for a particular period. The Company considers its relationships with its distributors to be satisfactory.

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

Investment Castings and Metal Injected Moldings

The castings segment provides castings and MIM parts for the Company’s firearms segment. In addition, the castings segment produces some products for a number of customers in a variety of industries.

Competition

Firearms

Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category such as rifles or pistols, several competitors manufacture products in all four industry categories (rifles, shotguns, pistols, and revolvers). Some of these competitors are subsidiaries of larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete. The principal methods of competition in the industry are product innovation, quality, availability, brand and price. The Company believes that it can compete effectively with all of its present competitors.

Investment Castings and Metal Injected Moldings

There are a large number of investment castings and MIM manufacturers, both domestic and foreign, with which the Company competes. Competition varies based on the type of investment castings products and the end use of the product. Companies offering alternative methods of manufacturing such as wire electric discharge machining (EDM) and advancements in computer numeric controlled (CNC) machining also compete with the Company’s castings segment. Many of these competitors are larger corporations than the Company with substantially greater financial resources than the Company, which could affect the Company’s ability to compete with these competitors. The principal methods of competition in the industry are quality, price, and production lead time.

Employees

As of February 1, 2017, the Company employed approximately 2,110 full-time employees, approximately 24% of whom had at least ten years of service with the Company. The Company uses temporary employees to supplement its workforce. As of February 1, 2017, there were approximately 320 temporary employees in addition to the full-time employees.

None of the Company's employees are subject to a collective bargaining agreement.

Research and Development

In 2016, 2015, and 2014, the Company spent approximately $8.7 million, $8.5 million, and $10.0 million, respectively, on research and development activities relating to new products and the improvement of existing products. As of February 1, 2017, the Company had approximately 141 employees whose primary responsibilities were research and development activities.

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

Name	Age	Position With Company

Michael O. Fifer	59	Chief Executive Officer

Christopher J. Killoy	58	President and Chief Operating Officer

Thomas A. Dineen	48	Vice President, Treasurer and Chief Financial Officer

Mark T. Lang	60	Group Vice President

Thomas P. Sullivan	56	Vice President of Newport Operations

Kevin B. Reid, Sr.	56	Vice President, General Counsel and Corporate Secretary

Shawn C. Leska	45	Vice President, Sales

Michael O. Fifer joined the Company as Chief Executive Officer on September 25, 2006, and was named to the Board of Directors on October 19, 2006. Mr. Fifer also served as President from April 23, 2008 to December 31, 2013. Mr. Fifer will retire effective May 9, 2017 and will continue to support the Company as Vice Chairman of the Board of Directors after his retirement.

Christopher J. Killoy became President and Chief Operating Officer on January 1, 2014. Previously he served as Vice President of Sales and Marketing since November 27, 2006. Mr. Killoy originally joined the Company in 2003 as Executive Director of Sales and Marketing, and subsequently served as Vice President of Sales and Marketing from, November 1, 2004 to January 25, 2005. Mr. Killoy will succeed Michael O. Fifer as Chief Executive Officer upon Mr. Fifer's planned retirement effective May 9, 2017.

Thomas A. Dineen became Vice President on May 24, 2006. Previously he served as Treasurer and Chief Financial Officer since May 6, 2003 and had been Assistant Controller since 2001. Prior to that, Mr. Dineen had served as Manager, Corporate Accounting since 1997.

Mark T. Lang joined the Company as Group Vice President on February 18, 2008. Mr. Lang is responsible for management of the Prescott Firearms Division and Ruger Precision Metals, the Company’s MIM subsidiary. Prior to joining the Company, Mr. Lang was President of the Custom Products Business at Mueller Industries, Inc. Prior to joining Mueller, Mr. Lang was the Vice President of Operations for the Automotive Division of Thomas and Betts, Inc.

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

Where You Can Find More Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and accordingly, files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, the Company's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Additionally, the Company’s corporate governance materials, including its Corporate Governance Guidelines, the charters of the Audit, Compensation, Nominating and Corporate Governance, and Risk Oversight committees, and the Code of Business Conduct and Ethics may also be found under the “Stockholder Relations” subsection of the “Corporate” section of the Company’s Internet site at http://www.ruger.com/corporate. A copy of the foregoing corporate governance materials is available upon written request to the Corporate Secretary at Sturm, Ruger & Company, Inc., Lacey Place, Southport, Connecticut 06890.

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

The Company faces risks arising from various asserted and unasserted litigation matters. These matters include, but are not limited to, assertions of allegedly defective product design or manufacture, alleged failure to warn, purported class actions against firearms manufacturers, generally seeking relief such as medical expense reimbursement, property damages, and punitive damages arising from accidents involving firearms or the criminal misuse of firearms, and those lawsuits filed on behalf of municipalities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as final adverse judgment, significant settlement or changes in applicable law. A future adverse outcome in any one or more of these matters could have a material adverse effect on the Company’s financial results. See Note 17 to the financial statements which are included in this Annual Report on Form 10-K.

Our insurance may be insufficient to protect us from claims or losses.

We maintain insurance coverage with third-party insurers. However, not every risk or liability is or can be protected by insurance, and, for those risks we insure, the limits of coverage we purchase or that are reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. If liability claims or losses exceed our current or available insurance coverage, our business and prospects may be harmed.

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

The financial health of our independent distributors is critical to our success.

Over 90% of our sales are made to 18 federally licensed, independent wholesale distributors. We review our distributors’ financial statements and have credit insurance for many of them. However, our credit evaluations of distributors and credit insurance may not be completely effective, especially if an interest rate increase exacts an additional financial strain.

If one or more independent distributors experience financial distress or liquidity issues, we may not be able to collect our accounts receivable on a timely basis, which would have an adverse impact on our operating results and financial condition.

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

Misconduct of our employees or contractors could cause us to lose customers and could have a significant adverse impact on our business and reputation.

Misconduct, fraud or other improper activities by our employees, or contractors could have a material adverse impact on our business and reputation. Such misconduct could include the failure to comply with federal, state, local or foreign government procurement regulations, regulations regarding the protection of personal information, laws and regulations relating to antitrust and any other applicable laws or regulations.

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

We rely on our information and communications systems in our operations. Security breaches and other disruptions could adversely affect our business and results of operations.

Cyber-security threats are significant and evolving and include, among others, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. In addition to security threats, we are also subject to other systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, natural disasters, power shortages, terrorist attacks or other events. The unavailability of our information or communications systems, the failure of these systems to perform as anticipated or any significant breach of data security could cause loss of data, disrupt our operations, lead to financial losses from remedial actions, require significant management attention and resources, and negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity.

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

Each firearms facility contains enclosed ranges for testing firearms. The lease of the Prescott facility provides for rental payment, which are approximately equivalent to estimated rates for real property taxes.

The Company has other facilities that were not used in its manufacturing operations in 2016:

	Approximate Aggregate Usable Square Feet	Status	Segment

Southport, Connecticut	25,000	Owned	Corporate

Newport, New Hampshire (Dorr Woolen Building)	45,000	Owned	Firearms

Enfield, Connecticut	10,000	Leased	Firearms

Rochester, New Hampshire	2,000	Leased	Firearms

There are no mortgages or any other major encumbrance on any of the real estate owned by the Company.

The Company’s principal executive offices are located in Southport, Connecticut.

ITEM 3—LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 17 to the financial statements, which are included in this Form 10-K.

The Company has reported all cases instituted against it through October 1, 2016, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

During the three months ending December 31, 2016, one case was formally instituted against the Company, captioned Terry W. Turner v. Sturm, Ruger & Company, Inc. and Winchester Ammunition, Inc., pending in the United States District Court for the Northern District of Alabama, Eastern Division.

During the three months ending December 31, 2016, no cases previously reported were settled or dismissed.

ITEM 4—MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 9, 2017, the Company had 1,690 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported on the New York Stock Exchange and dividends paid on the Company’s common stock.

	High	Low	Dividends Per Share
2015:
First Quarter	$56.13	$33.89	$0.17
Second Quarter	58.77	47.38	0.32
Third Quarter	66.11	54.84	0.36
Fourth Quarter	61.39	48.10	0.25

2016:
First Quarter	$78.09	$49.62	$0.35
Second Quarter	69.73	57.25	0.48
Third Quarter	70.30	54.41	0.49
Fourth Quarter	65.95	47.15	0.41

Issuer Repurchase of Equity Securities

In 2016, 2015, and 2014 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

November 13, 2014 to December 31, 2014	680,813	$35.22	680,813
January 1, 2015 to January 4, 2015	82,100	$34.57	82,100
November 2016	179,685	$49.11	179,685
December 2016	103,658	$50.00	103,658
Total	1,046,256	$39.06	1,046,256	$58,982,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2016, approximately $59 million remained authorized for share repurchases.

Comparison of Five-Year Cumulative Total Return*

Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Recreation and Russell 2000 Index

(Performance Results Through 12/31/16)

Assumes $100 invested at the close of trading 12/11 in Sturm, Ruger & Company, Inc. common stock, Standard and Poor’s 500, Recreation and Russell 2000 Index.

* Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

	2011	2012	2013	2014	2015	2016
Sturm, Ruger & Co., Inc.	$100.00	$222.54	$310.46	$518.31	$252.72	$443.72
Standard & Poor’s 500	$100.00	$100.00	$113.40	$146.97	$163.71	$162.52
Recreation	$100.00	$92.16	$123.70	$170.27	$194.06	$220.20
Russell 2000 Index	$100.00	$94.55	$108.38	$148.49	$153.73	$144.95

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2016:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
			-
2007 Stock Incentive Plan	204,057	$8.95 per share	472,000
Equity compensation plans not approved by security holders
None.
Total	204,057	$8.95 per share	472,000

*	Restricted stock units are settled in shares of common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6—SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

December 31,
	2016	2015	2014	2013	2012

Net firearms sales	$658,433	$544,850	$542,267	$678,552	$484,933
Net castings sales	5,895	6,244	2,207	9,724	6,891
Total net sales	664,328	551,094	544,474	688,276	491,824
Cost of products sold	444,774	378,934	375,300	429,671	312,871
Gross profit	219,554	172,160	169,174	258,605	178,953
Income before income taxes	135,921	96,100	57,240	175,232	112,109
Income taxes	48,449	33,974	18,612	63,960	41,480
Net income	87,472	62,126	38,628	111,272	70,629
Basic earnings per share	4.62	3.32	1.99	5.76	3.69
Diluted earnings per share	4.59	3.21	1.95	5.58	3.60
Cash dividends per share	$1.73	$1.10	$1.62	$2.12	$5.80

December 31,
	2016	2015	2014	2013	2012
Working capital	$142,729	$107,279	$57,792	$69,460	$37,430
Total assets	355,404	315,883	254,382	277,118	174,486
Total stockholders’ equity	265,900	227,738	185,462	179,086	95,032
Book value per share	$14.23	$12.17	$9.90	$9.26	$4.93
Return on stockholders’ equity	35.4%	30.1%	21.2%	81.2%	60.8%
Current ratio	2.8 to 1	2.3 to 1	2.0 to 1	1.8 to 1	1.6 to 1
Common shares outstanding	18,688,500	18,713,400	18,737,000	19,348,000	19,263,000
Number of stockholders of record	1,678	1,702	1,726	1,718	1,771
Number of employees	2,120	1,920	1,847	1,862	1,441
Number of temporary employees	310	205	220	530	570

ITEM7—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations - 2016

Product Demand

The estimated sell-through of the Company’s products from the independent distributors to retailers increased 12% in 2016 from 2015. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 10%. The increase in estimated sell-through of the Company’s products from the independent distributors to retailers is attributable to:

•	stronger-than-normal seasonal industry demand, likely bolstered by the political campaigns for the elections in November,
•	strong demand for certain new products,
•	increased production of several products in strong demand, and
•	greater availability of rimfire ammunition which spurred demand for our 10/22 rifle and other rimfire firearms late in the latter half of the year.

New products represented $192.6 million or 29% of firearms sales in 2016, compared to $115.4 million or 21% of firearms sales in 2015. New product sales include only major new products that were introduced in the past two years. In 2016, new products included the Precision Rifle, the AR-556 modern sporting rifle, the LC9s pistol, the Mark IV pistols, the LCP II pistol, and the American pistol. The AR-556 and the LC9s pistol will not be considered new products in 2017.

Estimated sell-through from distributors to retailers and total adjusted NICS background checks:

	2016	2015	2014

Estimated Units Sold from Distributors to Retailers (1)	2,007,200	1,793,800	1,669,700

Total Adjusted NICS Background Checks (2)	15,727,700	14,244,200	13,090,400

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Net Orders Received in 2016 increased 49% from 2015. Our ending order backlog of 621,400 units at December 31, 2016 increased 191,100 units from backlog of 430,300 units at December 31, 2015.

The units ordered, value of orders received and ending backlog, net of Federal Excise Tax, for the trailing three years are as follows (dollars in millions, except average sales price):

	2016	2015	2014

Orders Received	$688.5	$463.2	$286.8

Average Sales Price of Orders Received	$306	$303	$311

Ending Backlog	$195.0	$137.8	$204.2

Average Sales Price of Ending Backlog	$314	$320	$313

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels and manage increases in inventory. These reviews and increased production capacity of products in strong demand resulted in an increase in total unit production of 23.5% in 2016 compared to 2015.

Annual Summary Unit Data

Firearms unit data for orders, production, and shipments follows:

	2016	2015	2014

Units Ordered	2,246,600	1,517,000	921,900

Units Produced	2,125,500	1,721,300	1,867,800

Units Shipped	2,055,500	1,738,100	1,791,300

Average Sales Price	$320	$313	$303

Units - Backlog	621,400	430,300	651,400

Inventories

The Company’s finished goods inventory increased by 70,000 units during 2016.

Distributor inventories of the Company’s products increased by 48,300 units during 2016 and approximate a reasonable level to support rapid fulfillment of retailer demand.

Inventory data follows:

	December 31,
	2016	2015	2014
Units – Company Inventory	157,400	87,400	104,200

Units – Distributor Inventory (3)	319,300	271,000	326,700

Total inventory (4)	476,700	358,400	430,900

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.
(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2016, as compared to year ended December 31, 2015:

Net Sales

Consolidated net sales were $664.3 million in 2016. This represents an increase of $113.2 million or 20.5% from 2015 consolidated net sales of $551.1 million.

Firearms segment net sales were $658.4 million in 2016. This represents an increase of $113.5 million or 20.8% from 2015 firearms net sales of $544.9 million. Firearms unit shipments increased 18.3% in 2016.

Casting segment net sales were $5.9 million in 2016. This represents a decrease of $0.3 million or 5.6% from 2015 casting sales of $6.2 million.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $444.8 million in 2016. This represents an increase of $65.9 million or 17.4% from 2015 consolidated cost of products sold of $378.9 million.

The gross margin was 33.2% in 2016. This represents an increase from 31.2% in 2015 as illustrated below:

(in thousands)

Year Ended December 31,	2016		2015

Net sales	$664,328	100.0%	$551,094	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	441,773	66.5%	375,267	68.1%

LIFO expense	481	0.1%	1,458	0.3%

Overhead rate adjustments to inventory	482	0.1%	1,150	0.2%

Labor rate adjustments to inventory	(17)	—	139	—

Product liability	2,055	0.3%	920	0.2%

Total cost of products sold	444,774	67.0%	378,934	68.8%

Gross profit	$219,554	33.0%	$172,160	31.2%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability- In 2016, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability decreased 1.8% as a percentage of sales compared to 2015. This increased profitability is attributable to increased volume and improved productivity.

LIFO- Gross inventories increased by $18.1 million in 2016 and decreased $7.7 million in 2015. In 2016 and 2015, the Company recognized LIFO expense of $0.5 million and $1.5 million, respectively, which increased cost of products sold.

Overhead Rate Change- The net impact on inventory in 2016 and 2015 from the change in the overhead rates used to absorb overhead expenses into inventory was a decrease of $0.5 million and $1.2 million, respectively, reflecting increased overhead efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold in 2016 and 2015.

Labor Rate Adjustments- In 2016, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was de minimis. In 2015, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was a decrease of $0.1 million, reflecting increased labor efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold.

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $2.1 million and $0.9 million in 2016 and 2015, respectively. See Note 17 in the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit- Gross profit was $219.6 million or 33.0% of sales in 2016. This is an increase of $47.4 million from 2015 gross profit of $172.2 million or 31.2% of sales in 2015.

Selling, General and Administrative

Selling, general and administrative expenses were $85.1 million in 2016, an increase of $7.4 million from $77.7 million in 2015, and a decrease from 14.1% of sales in 2015 to 12.8% of sales in 2016. The increase in selling, general and administrative expenses is primarily attributable to increased promotional selling expenses, including the “Ruger $5 Million Match Challenge” and the “2.5 Million Gun Challenge” in 2016.

Other Operating Income, net

Other operating income, net consists of the following (in thousands):

	2016	2015

Gain on sale of operating assets	$5	$113

Total other operating income, net	$5	$113

Operating Income

Operating income was $134.4 million or 20.2% of sales in 2016. This is an increase of $39.9 million from 2015 operating income of $94.5 million or 17.2% of sales.

Royalty Income

Royalty income was $1.1 million in 2016 and 2015.

Interest Income and Interest Expense

Interest income and interest expense were negligible in 2016 and 2015.

Other Income (Expense), Net

Other income (expense), net was income of $0.5 million in 2016, a decrease of $0.1 million from income of $0.6 million in 2015.

Income Taxes and Net Income

The effective income tax rate was 35.6% in 2016 and 35.4% in 2015. The increase in the effective tax rate is primarily attributable to a decrease in the domestic production activities deduction in 2016 compared to 2015.

As a result of the foregoing factors, consolidated net income was $87.5 million in 2016. This represents an increase of $25.4 million from 2015 consolidated net income of $62.1 million.

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

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2016	2015

Net income	$87,472	$62,126

Income tax expense	48,449	33,974
Depreciation and amortization expense	35,355	36,235
Interest expense	186	156
Interest income	(14)	(5)
EBITDA	$171,448	$132,486

EBITDA is defined as earnings before interest, taxes, and depreciation and amortization. The Company calculates this by adding the amount of interest expense, income tax expense and depreciation and amortization expenses that have been deducted from net income back into net income, and subtracting the amount of interest income that was included in net income from net income to arrive at EBITDA. The Company’s EBITDA calculation also excludes any one-time non-cash, non-operating expense.

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2016
	Q4	Q3	Q2	Q1

Units Ordered	432,100	445,700	399,400	969,400

Units Produced	566,200	527,600	529,600	502,100

Units Shipped	527,300	507,500	504,000	516,700

Estimated Units Sold from Distributors to Retailers	529,100	453,400	453,700	571,000

Total Adjusted NICS Background Checks	4,861,000	3,519,000	3,199,000	4,148,000

Average Unit Sales Price	$304	$315	$330	$332

Units – Backlog	621,400	716,600	778,400	883,000

Units – Company Inventory	157,400	118,500	98,500	72,800

Units – Distributor Inventory (5)	319,300	321,100	267,000	216,700

	2015
	Q4	Q3	Q2	Q1

Units Ordered	696,400	207,500	262,400	350,700

Units Produced	425,400	439,900	487,000	369,000

Units Shipped	478,400	394,700	442,900	422,100

Estimated Units Sold from Distributors to Retailers	552,700	374,900	379,400	486,800

Total Adjusted NICS Background Checks	4,880,000	3,050,000	2,793,000	3,521,000

Average Unit Sales Price	$315	$302	$314	$321

Units – Backlog	430,300	212,300	399,500	580,000

Units – Company Inventory	87,400	140,400	95,200	51,100

Units – Distributor Inventory (5)	271,000	345,300	325,500	262,000

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2016
	Q4	Q3	Q2	Q1

Orders Received	$130.2	$116.5	$145.7	$296.1

Average Sales Price of Orders Received	$301	$261	$365	$305

Ending Backlog	$195.0	$219.1	$257.6	$276.1

Average Sales Price of Ending Backlog	$314	$306	$331	$313

	2015
	Q4	Q3	Q2	Q1

Orders Received	$203.4	$73.1	$71.9	$114.8

Average Sales Price of Orders Received	$292	$352	$274	$327

Ending Backlog	$137.8	$80.5	$123.8	$185.1

Average Sales Price of Ending Backlog	$320	$379	$310	$319

Fourth Quarter Gross Profit Analysis

The gross margin for the fourth quarter of 2016 and 2015 was 33.1% and 31.7%, respectively. Details of the gross margin are illustrated below:

(in thousands)

Three Months Ended December 31,	2016		2015

Net sales	$161,849	100.0%	$152,397	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	109,977	67.9%	106,161	69.6%

LIFO (income) expense	(1,295)	(0.8)%	(247)	(0.2)%

Overhead rate adjustments to inventory	(756)	(0.5)%	(1,802)	(1.2)%

Labor rate adjustments to inventory	(133)	(0.1)%	(207)	(0.1)%

Product liability	560	0.4%	248	0.2%

Total cost of products sold	108,353	66.9%	104,153	68.3%

Gross profit	$53,496	33.1%	$48,244	31.7%

Note: For a discussion of the captions in the above table, please see the “Cost of Products Sold and Gross Profit” discussion above.

Results of Operations - 2015

Year ended December 31, 2015, as compared to year ended December 31, 2014:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2015	2014	2013

Units Ordered	1,517,000	921,900	2,251,000

Units Produced	1,721,300	1,867,800	2,249,500

Units Shipped	1,738,100	1,791,300	2,237,400

Average Sales Price	$313	$303	$303

Units – Backlog	430,300	651,400	1,520,800

Units – Company Inventory	87,400	104,200	27,700

Units – Distributor Inventory (1)	271,000	326,700	205,100

Castings Setups	164,212	201,592	273,597

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2015	2014	2013

Orders Received	$463.2	$286.8	$636.0

Average Sales Price of Orders Received (2)	$303	$311	$283

Ending Backlog (2)	$137.8	$204.2	$440.6

Average Sales Price of Ending Backlog (2)	$320	$313	$290

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

Inventory data follows:

	December 31,
	2015	2014	2013
Units – Company Inventory	87,400	104,200	27,700

Units – Distributor Inventory (3)	271,000	326,700	205,100

Total inventory (4)	358,400	430,900	232,800

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.
(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Quarterly Summary Unit Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2015
	Q4	Q3	Q2	Q1

Units Ordered	696,400	207,500	262,400	350,700

Units Produced	425,400	439,900	487,000	369,000

Units Shipped	478,400	394,700	442,900	422,100

Estimated Units Sold from Distributors to Retailers	552,700	374,900	379,400	486,800

Total Adjusted NICS Background Checks	4,880,000	3,050,000	2,793,000	3,521,000

Average Unit Sales Price	$315	$302	$314	$321

Units – Backlog	430,300	212,300	399,500	580,000

Units – Company Inventory	87,400	140,400	95,200	51,100

Units – Distributor Inventory (5)	271,000	345,300	325,500	262,000

	2014
	Q4	Q3	Q2	Q1

Units Ordered	225,800	155,900	145,200	395,000

Units Produced	360,900	356,400	552,200	598,300

Units Shipped	399,100	317,100	513,700	561,400

Estimated Units Sold from Distributors to Retailers	422,500	292,900	388,900	565,400

Total Adjusted NICS Background Checks	4,129,000	2,830,000	2,672,000	3,459,000

Average Unit Sales Price	$306	$310	$298	$301

Units – Backlog	651,400	824,700	985,900	1,354,400

Units – Company Inventory	104,200	142,400	103,100	64,600

Units – Distributor Inventory (5)	326,700	350,100	325,900	201,100

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2015
	Q4	Q3	Q2	Q1

Orders Received	$203.4	$73.1	$71.9	$114.8

Average Sales Price of Orders Received	$292	$352	$274	$327

Ending Backlog	$137.8	$80.5	$123.8	$185.1

Average Sales Price of Ending Backlog	$320	$379	$310	$319

	2014
	Q4	Q3	Q2	Q1

Orders Received	$74.7	$50.1	$42.2	$119.8

Average Sales Price of Orders Received	$331	$321	$291	$303

Ending Backlog	$204.2	$242.9	$289.1	$396.5

Average Sales Price of Ending Backlog	$313	$295	$293	$293

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

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $0.9 million and $0.8 million in 2015 and 2014, respectively. See Note 17 in the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Gross Profit- Gross profit was $172.2 million or 31.2% of sales in 2015. This is an increase of $3.0 million from 2014 gross profit of $169.2 million or 31.1% of sales in 2014.

Selling, General and Administrative

Selling, general and administrative expenses were $77.7 million in 2015, an increase of $4.4 million from $73.4 million in 2014, and an increase from 13.5% of sales in 2014 to 14.1% of sales in 2015. The increase in selling, general and administrative expenses is primarily attributable to increased promotional selling expenses, including a new, summer round of promotions, the “2 Million Gun Challenge to Benefit the NRA” which was not in effect in 2014, and the $2.9 million cost of protecting distributor inventory related to the price reduction in the Ruger LCP.

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

Royalty Income

Royalty income increased to $1.1 million in 2015 from $0.5 million in 2014.

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

Financial Condition

Liquidity

At December 31, 2016, the Company had cash and cash equivalents of $87.1 million. Our pre-LIFO working capital of $185.8 million, less the LIFO reserve of $42.5 million, resulted in working capital of $142.7 million and a current ratio of 2.8 to 1.

Operations

Cash provided by operating activities was $104.8 million, $112.6 million, and $55.6 million in 2016, 2015, and 2014, respectively. The decrease in cash provided in 2016 compared to 2015 is attributable to an increase in inventory in 2016 compared to a decrease in 2015, partially offset by a decrease in accounts receivable in 2016 compared to an increase in 2015, and increased profitability in 2016.

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

Investing and Financing

Capital expenditures were $35.2 million, $28.7 million, and $45.6 million in 2016, 2015, and 2014, respectively. In 2017, the Company expects capital expenditures to approximate $40 million, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the budgeted amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

In 2016, the Company repurchased 283,343 shares of its common stock for $14.0 million in the open market. The average price per share purchased was $49.43. These purchases were funded with cash on hand. In 2015, the Company repurchased 82,100 shares of its common stock for $2.8 million in the open market. The average price per share purchased was $34.57. These purchases were funded with cash on hand. In 2014, the Company repurchased approximately 680,800 shares of its common stock, representing 3.5% of the then outstanding shares, in the open market at an average price of $35.22 per share. These purchases were made with cash held by the Company and no debt was incurred.

From January 1, 2017 through February 17, 2017, the Company repurchased 633,600 shares of its common stock for $31.5 million in the open market. The average price per share purchased was $49.67. These purchases were funded with cash on hand.

At December 31, 2016, $59 million remained authorized for future share repurchases. At February 17, 2017, $27.5 million remained authorized for future share repurchases.

The Company paid dividends totaling $32.8 million, $20.6 million, and $31.4 million in 2016, 2015, and 2014, respectively. The dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. Since 2012, the Company’s practice has been to pay a dividend of approximately 40% of net income.

On February 17, 2017, the Company’s Board of Directors authorized a dividend of 44¢ per share to shareholders of record on March 17, 2017. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash, and the Company’s need for funds.

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

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2017, remained unused at December 31, 2016 and the Company has no debt.

Contractual Obligations

The table below summarizes the Company’s significant contractual obligations at December 31, 2016, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2016.

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

Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$461	$232	$229	$—	—
Purchase Obligations	$13,454	$13,454	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$13,915	$13,686	$229	$—	—

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Firearms Legislation and Litigation

See Item 1A - Risk Factors and Note 17 to the financial statements which are included in the Annual Report on Form 10-K for a discussion of firearms legislation and litigation.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016. This ASU is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2017. We plan to adopt the provisions of ASU 2014-09 on a modified retrospective basis. We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated revenue. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases" (ASU 2016-02), which requires companies to recognize leased assets and liabilities for both capital and operating leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Companies are required to adopt the guidance using a modified retrospective method. While the Company is currently assessing the impact ASU 2016-02 will have on the consolidated financial statements, the adoption of this standard is not expected to have a material impact to our consolidated financial position.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sturm, Ruger & Company, Inc. and Subsidiary

We have audited Sturm, Ruger & Company, Inc. and Subsidiary's (“the Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sturm, Ruger & Company, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion.

/s/RSM US LLP

Stamford, Connecticut

February 22, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sturm, Ruger & Company, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule of Sturm, Ruger & Company, Inc. and Subsidiary (“the Company”) listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sturm, Ruger & Company, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sturm, Ruger & Company, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 22, 2017 expressed an unqualified opinion on the effectiveness of Sturm, Ruger & Company, Inc. and Subsidiary’s internal control over financial reporting.

/s/RSM US LLP

Stamford, Connecticut

February 22, 2017

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2016	2015

Assets
Current Assets
Cash and cash equivalents	$87,126	$69,225
Trade receivables, net	69,442	71,721

Gross inventories	99,417	81,278
Less LIFO reserve	(42,542)	(42,061)
Less excess and obsolescence reserve	(2,340)	(2,118)
Net inventories	54,535	37,099

Deferred income taxes	8,859	8,219
Prepaid expenses and other current assets	3,660	3,008
Total Current Assets	223,622	189,272

Property, Plant, and Equipment	331,639	308,597
Less allowances for depreciation	(227,398)	(204,777)
Net property, plant and equipment	104,241	103,820

Other assets	27,541	22,791
Total Assets	$355,404	$315,883

See accompanying notes to consolidated financial statements.

December 31,	2016	2015

Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable and accrued expenses	$48,493	$42,991
Product liability	1,733	642
Employee compensation and benefits	25,467	28,298
Workers’ compensation	5,200	5,100
Income taxes payable	—	4,962
Total Current Liabilities	80,893	81,993

Product liability	86	102
Deferred income taxes	8,525	6,050

Contingent liabilities (Note 17)	—	—

Stockholders’ Equity
Common stock, non-voting, par value $1: Authorized shares – 50,000; none issued
Common stock, par value $1: Authorized shares – 40,000,000 2016 – 24,034,201 issued, 18,688,511 outstanding 2015 – 23,775,766 issued, 18,713,419 outstanding	24,034	23,776
Additional paid-in capital	27,211	29,591
Retained earnings	293,400	239,098
Less: Treasury stock – at cost 2016 – 5,345,690 shares 2015 – 5,062,347 shares	(78,745)	(64,727)
Total Stockholders’ Equity	265,900	227,738
Total Liabilities and Stockholders’ Equity	$355,404	$315,883

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2016	2015	2014

Net firearms sales	$658,433	$544,850	$542,267
Net castings sales	5,895	6,244	2,207
Total net sales	664,328	551,094	544,474

Cost of products sold	444,774	378,934	375,300

Gross profit	219,554	172,160	169,174

Operating Expenses:
Selling	56,146	49,864	44,550
General and administrative	29,004	27,864	28,899
Defined benefit pension plans settlement charge	—	—	40,999
Other operating income, net	(5)	(113)	(1,612)
Total operating expenses	85,145	77,615	112,836

Operating income	134,409	94,545	56,338

Other income:
Royalty income	1,142	1,084	468
Interest income	14	5	2
Interest expense	(186)	(156)	(152)
Other income (expense), net	542	622	584
Total other income, net	1,512	1,555	902

Income before income taxes	135,921	96,100	57,240

Income taxes	48,449	33,974	18,612

Net income and comprehensive income	$87,472	$62,126	$38,628

Basic Earnings Per Share	$4.62	$3.32	$1.99

Diluted Earnings Per Share	$4.59	$3.21	$1.95

Cash Dividends Per Share	$1.73	$1.10	$1.62

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2013	$23,647	$20,614	$192,088	$(37,884)	$(19,379)	$179,086
Net income			38,628			38,628
Settlement of pension liability, net of deferred taxes of $11,157					19,379	19,379
Dividends paid			(31,446)			(31,446)
Stock-based compensation		5,647				5,647
Exercise of stock options and vesting of RSU’s		(2,340)				(2,340)
Tax benefit realized from exercise of stock options and vesting of RSU’s		1,621				1,621
Common stock issued – compensation plans	70	(70)				—
Unpaid dividends accrued			(1,111)			(1,111)
Repurchase of 680,813 shares of common stock				(24,002)		(24,002)
Balance at December 31, 2014	23,717	25,472	198,159	(61,886)	—	185,462
Net income			62,126			62,126
Dividends paid			(20,569)			(20,569)
Stock-based compensation		4,530				4,530
Exercise of stock options and vesting of RSU’s		(788)				(788)
Tax benefit realized from exercise of stock options and vesting of RSU’s		436				436
Common stock issued – compensation plans	59	(59)				—
Unpaid dividends accrued			(618)			(618)
Repurchase of 82,100 shares of common stock				(2,841)		(2,841)
Balance at December 31, 2015	23,776	29,591	239,098	(64,727)	—	227,738
Net income			87,472			87,472
Dividends paid			(32,815)			(32,815)
Stock-based compensation		3,054				3,054
Exercise of stock options and vesting of RSU’s		(14,002)				(14,002)
Tax benefit realized from exercise of stock options and vesting of RSU’s		8,826				8,826
Common stock issued – compensation plans	258	(258)				—
Unpaid dividends accrued			(355)			(355)
Repurchase of 283,343 shares of common stock				(14,018)		(14,018)
Balance at December 31, 2016	$24,034	$27,211	$293,400	$(78,745)	$—	$265,900

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2016	2015	2014

Operating Activities
Net income	$87,472	$62,126	$38,628
Adjustments to reconcile net income to cash provided by operating activities:
Pension plan settlement charge	—	—	32,218
Depreciation and amortization	35,355	36,235	36,706
Stock-based compensation	3,054	4,530	5,647
Excess and obsolescence inventory reserve	522	(1,468)	1,347
Loss (gain) on sale of assets	59	(113)	(1)
Deferred income taxes	1,836	(3,257)	(12,015)
Impairment of assets	—	—	178
Changes in operating assets and liabilities:
Trade receivables	2,279	(21,986)	17,649
Inventories	(17,958)	9,058	(22,775)
Trade accounts payable and accrued expenses	5,602	6,808	(11,047)
Employee compensation and benefits	(3,186)	9,378	(17,435)
Product liability	1,075	(101)	(391)
Prepaid expenses, other assets and other liabilities	(6,348)	6,553	(13,075)
Income taxes payable	(4,962)	4,806	(83)
Cash provided by operating activities	104,800	112,569	55,551

Investing Activities
Property, plant, and equipment additions	(35,215)	(28,705)	(45,571)
Net proceeds from sale of assets	325	222	24
Cash used for investing activities	(34,890)	(28,483)	(45,547)

Financing Activities
Dividends paid	(32,815)	(20,569)	(31,446)
Tax benefit from share-based compensation	8,825	436	1,621
Repurchase of common stock	(14,018)	(2,841)	(24,002)
Payment of employee withholding tax related to share-based compensation	(14,001)	(999)	(2,363)
Proceeds from exercise of stock options	—	211	23
Cash used for financing activities	(52,009)	(23,762)	(56,167)

Increase (decrease) in cash and cash equivalents	17,901	60,324	(46,163)
Cash and cash equivalents at beginning of year	69,225	8,901	55,064
Cash and cash equivalents at end of year	$87,126	$69,225	$8,901

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

The Company manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and utilizes available capacity to manufacture and sell investment castings and MIM parts to unaffiliated, third-party customers. Castings were approximately 1% of the Company’s total sales for the year ended December 31, 2016.

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

Accounts Receivable

The Company establishes an allowance for doubtful accounts based on the creditworthiness of its customers and historical experience. While the Company uses the best information available to make its evaluation, future adjustments to the allowance for doubtful accounts may be necessary if there are significant changes in economic and industry conditions or any other factors considered in the Company’s evaluation. Bad debt expense has been immaterial during each of the last three years.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2016, 2015, and 2014, were $2.9 million, $3.0 million, and $3.6 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $5.7 million, $6.4 million, and $7.1 million in 2016, 2015, and 2014, respectively.

Research and Development

In 2016, 2015, and 2014, the Company spent approximately $8.7 million, $8.5 million, and $10.0 million, respectively, on research and development activities relating to new products and the improvement of existing products. These costs are expensed as incurred.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the impact of options, restricted stock units, and deferred stock outstanding using the treasury stock method.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016. This ASU is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2017. We plan to adopt the provisions of ASU 2014-09 on a modified retrospective basis. We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated revenue. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases" (ASU 2016-02), which requires companies to recognize leased assets and liabilities for both capital and operating leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Companies are required to adopt the guidance using a modified retrospective method. While the Company is currently assessing the impact ASU 2016-02 will have on the consolidated financial statements, the adoption of this standard is not expected to have a material impact to our consolidated financial position.

2.	Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2016	2015

Trade receivables	$71,247	$73,564
Allowance for doubtful accounts	(400)	(400)
Allowance for discounts	(1,405)	(1,443)
	$69,442	$71,721

In 2016, the largest individual trade receivable balances accounted for 19%, 15%, 14%, and 11% of total trade receivables, respectively.

In 2015, the largest individual trade receivable balances accounted for 24%, 21%, 12%, and 12% of total trade receivables, respectively.

3.	Inventories

Inventories consist of the following:

December 31,	2016	2015

Finished goods	$24,099	$16,637
Materials and products in process	72,978	62,523
	97,077	79,160
Adjustment of inventories to a LIFO basis	(42,542)	(42,061)
	$54,535	$37,099

In 2015, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases, the effect of which decreased costs of products sold by approximately $0.1 million in 2015.

4.       Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2016	2015

Land and improvements	$1,986	$1,930
Buildings and improvements	49,183	46,354
Machinery and equipment	242,169	216,055
Dies and tools	38,301	44,258
	$331,639	$308,597

In 2013, the Company revised its estimate of the useful life of machinery and equipment from 10 to 7 years. This change, which became effective December 31, 2013, resulted in increased depreciation expense of $2.5 million and $7.1 million for 2015 and 2014, respectively, and a decrease in depreciation expense of $1.2 million in 2016.

5.       Other Assets

Other assets consist of the following:

December 31,	2016	2015

Patents, at cost	$6,525	$6,322
Accumulated amortization	(3,915)	(3,629)
Deposits on capital items	21,436	16,839
Software development costs, at cost	—	2,057
Accumulated amortization	—	(1,792)
Other	3,495	2,994
	$27,541	$22,791

The capitalized cost of patents is amortized using the straight-line method over their useful lives. The cost of patent amortization was $0.3 million, $0.3 million, and $0.3 million in 2016, 2015, and 2014, respectively. The estimated annual patent amortization cost for each of the next five years is $0.3 million. Costs incurred to maintain existing patents are charged to expense in the year incurred.

Software development costs were incurred to develop and implement an integrated ERP system prior to the time the system became operational. These costs were capitalized and amortized using the straight line method over a period of sixty months. They became completely amortized in 2016. Costs incurred subsequent to the system becoming operational are being expensed. The cost of software development cost amortization was $0.3 million, $0.4 million, and $0.4 million in 2016, 2015, and 2014, respectively.

6.       Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2016	2015

Trade accounts payable	$16,973	$13,073
Federal excise taxes payable	14,275	13,945
Accrued other	17,245	15,973
	$48,493	$42,991

7.       Line of Credit

The Company has an unsecured $40 million revolving line of credit with a bank. This facility, which is renewable annually, has an expiration date of June 15, 2017.

The credit facility remained unused throughout 2015 and 2016. Borrowings under this facility would bear interest at LIBOR (1.687% at December 31, 2016) plus 200 basis points and the Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At

December 31, 2016 and 2015, the Company was in compliance with the terms and covenants of the credit facility.

8.       Employee Benefit Plans

Defined-Contribution Plan

The Company sponsors a qualified defined-contribution 401(k) plan that covers substantially all of its employees. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions to their individual 401(k) accounts using the “safe harbor” guidelines provided in the Internal Revenue Code. Expenses related to matching employee contributions to the 401(k) plan were $3.7 million, $3.3 million, and $3.2 million in 2016, 2015, and 2014, respectively.

Additionally, in 2016, 2015, and 2014 the Company provided discretionary supplemental contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $6.0 million, $5.0 million, and $5.6 million in 2016, 2015, and 2014, respectively.

Defined-Benefit Plans

The Company previously sponsored two qualified defined-benefit pension plans that covered substantially all employees. In 2007, the Company amended its defined-benefit pension plans so that employees no longer accrued benefits under them. This action “froze” the benefits for all employees and prevented future hires from joining the plans.

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

The Company contributed $7.5 million to the frozen pension plans in 2014 in order to fully fund the settlement, representing the shortfall of the existing pension fund assets on the termination date to the settlement value. Since the plans have been fully funded and settled, no cash contributions were required in 2015 or 2016, nor will any be required in future years.

In conjunction with the termination and settlement of the defined-benefit pension plans, the additional minimum pension liability was fully recognized in 2014. The Company recorded an adjustment to the additional minimum pension liability, net of tax, which increased comprehensive income by $19.4 million in 2014.

9.       Other Operating Income, net

Other operating income, net consists of the following:

Year ended December 31,	2016	2015	2014

Gain on sale of operating assets	$5	$113	$1
Frozen defined-benefit pension plan income	—	—	1,611
Total other operating income, net	$5	$113	$1,612

10.       Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2016		2015		2014
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$31,393	$10,181	$31,382	$(2,774)	$25,797	$(10,429)
State	5,678	1,197	5,849	(483)	5,019	(1,775)
	$37,071	$11,378	$37,231	$(3,257)	$30,816	$(12,204)

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	3.6	3.7
Domestic production activities deduction	(2.3)	(3.2)	(4.6)
Other items	(0.4)	—	(1.6)
Effective income tax rate	35.6%	35.4%	32.5%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2016	2015
Deferred tax assets
Product Liability	$655	$263
Employee compensation and benefits	3,627	3,822
Allowances for doubtful accounts and discounts	3,813	3,454
Inventories	981	886
Stock-based compensation	2,527	5,410
Other	1,533	1,623
Total deferred tax assets	13,136	15,458
Deferred tax liabilities:
Depreciation	12,457	12,946
Other	345	343
Total deferred tax liabilities	12,802	13,289
Net deferred tax assets	$334	$2,169

The Company made income tax payments of approximately $43.0 million, $27.5 million, and $34.0 million, during 2016, 2015, and 2014, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.

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

11.       Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2016	2015	2014

Numerator:
Net income	$87,472	$62,126	$38,628
Denominator:
Weighted average number of common shares outstanding – Basic	18,931,415	18,696,659	19,367,928
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	118,100	668,420	469,480
Weighted average number of common shares outstanding – Diluted	19,049,515	19,365,079	19,837,408

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There are no anti-dilutive stock options in 2016, 2015, and 2014 because the closing price of the Company’s stock on December 31, 2016, 2015, and 2014 exceeded the strike price of all outstanding options on that date.

12.       Stock Repurchases

In 2016, 2015, and 2014 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

November 13, 2014 to December 31, 2014	680,813	$35.22	680,813
January 1, 2015 to January 4, 2015	82,100	$34.57	82,100
November 2016	179,685	$49.11	179,685
December 2016	103,658	$50.00	103,658
Total	1,046,256	$39.06	1,046,256	$58,982,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2016, approximately $59 million remained authorized for share repurchases.

13.       Compensation Plans

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, restricted stock units (“RSU’s”), and stock appreciation rights, any of which may or may not require the achievement of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 2,550,000 shares for issuance under the 2007 SIP. At December 31, 2016, an aggregate of 472,000 shares remain available for grant under the 2007 SIP.

Compensation expense related to stock options is recognized based on the grant-date fair value of the awards estimated using the Black-Scholes option pricing model. Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock, using either the actual share price or estimated using the Monte Carlo valuation model The total stock-based compensation cost included in the Statements of Income was $3.1 million, $4.5 million, and $5.6 million in 2016, 2015, and 2014, respectively.

Stock Options

There were no stock options granted in 2016, 2015 or 2014.

The following table summarizes the stock option activity of the 2007 SIP:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2013	57,221	8.66	6.65	5.0
Granted	—	—	—	—
Exercised	(16,244)	8.25	7.54	3.9
Canceled	—	—	—	—
Outstanding at December 31, 2014	40,977	8.82	6.29	4.1
Granted	—	—	—	—
Exercised	(29,139)	8.77	6.13	3.1
Canceled	—	—	—	—
Outstanding at December 31, 2015	11,838	8.95	6.69	3.3
Granted	—	—	—	—
Exercised	—	—	—
Canceled	—	—	—	—
Outstanding at December 31, 2016	11,838	8.95	6.69	2.3
Exercisable Options Outstanding at December 31, 2016	11,838	8.95	6.69	2.3
Non-Vested Options Outstanding at December 31, 2016	—	—	—	—

At December 31, 2016, the aggregate intrinsic value of all options, including exercisable options, was $0.5 million.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2016, 3,881 deferred stock awards were issued to non-employee directors that will vest in May 2017 and 5,292 deferred stock awards were issued to non-employee directors that will vest in May 2019.

In 2015, 4,000 deferred stock awards were issued to non-employee directors that vested in April 2016 and 5,370 deferred stock awards were issued to non-employee directors that will vest in April 2018.

In 2014, 3,711 deferred stock awards were issued to non-employee directors that vested in April 2015 and 7,002 deferred stock awards were issued to non-employee directors that will vest in April 2017.

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.6 million, $0.6 million and $0.6 million in 2016, 2015, and 2014, respectively.

At December 31, 2016, there was $0.6 million of unrecognized compensation cost related to deferred stock that is expected to be recognized over a period of three years.

Restricted Stock Units

The Company grants restricted stock units in lieu of incentive stock options to senior employees. Some of these RSU’s are retention awards and have only time-based vesting. Other RSU’s have a vesting “double trigger.” The vesting of these RSU’s is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and the passage of time.

During 2016, 61,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $3.4 million, of which $0.8 million was recognized in 2016. The remaining costs will be recognized ratably over the remaining periods required before the units vest, which range from 27 to 49 months.

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

At December 31, 2016, there was $3.4 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a period of 4.0 years.

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

Year ended December 31,	2016	2015	2014
Net Sales
Firearms	$658,433	$544,850	$542,267
Castings
Unaffiliated	5,895	6,244	2,207
Intersegment	36,779	31,585	34,095
	42,674	37,829	36,302
Eliminations	(36,779)	(31,585)	(34,095)
	$664,328	$551,094	$544,474
Income (Loss) Before Income Taxes
Firearms	$136,390	$98,565	$57,525
Castings	(1,237)	(3,407)	(1,294)
Corporate	768	942	1,009
	$135,921	$96,100	$57,240
Identifiable Assets
Firearms	$242,758	$221,670	$211,338
Castings	16,096	15,289	16,772
Corporate	96,550	78,924	26,272
	$355,404	$315,883	$254,382
Depreciation
Firearms	$32,010	$32,409	$33,594
Castings	2,688	3,029	2,321
	$34,698	$35,438	$35,915
Capital Expenditures
Firearms	$33,455	$26,246	$39,511
Castings	1,760	2,459	6,060
	$35,215	$28,705	$45,571

In 2016, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-19%; Lipsey’s-17%; Jerry’s/Ellett Brothers-15%; and Sports South-14%.

In 2015, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-18%; Lipsey’s-17%; Sports South-13%; and Jerry’s/Ellett Brothers-11%.

In 2014, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-19%; Lipsey’s-13%; Sports South-13%; and Jerry’s/Ellett Brothers-12%.

The Company’s assets are located entirely in the United States and domestic sales represented at least 96% of total sales in 2016, 2015, and 2014.

15.	Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2016:

	Three Months Ended
	4/2/16	7/2/16	10/1/16	12/31/16
Net Sales	$173,109	$167,944	$161,427	$161,848
Gross profit	59,113	56,694	50,251	53,496
Net income	23,278	23,515	19,850	20,829
Basic earnings per share	1.23	1.24	1.05	1.11
Diluted earnings per share	$1.21	$1.22	$1.03	$1.10

	Three Months Ended
	3/28/15	6/27/15	9/26/15	12/31/15
Net Sales	$136,954	$140,872	$120,871	$152,397
Gross profit	41,397	48,508	34,011	48,244
Net income	15,503	17,560	11,963	17,100
Basic earnings per share	0.83	0.94	0.64	0.91
Diluted earnings per share	$0.81	$0.91	$0.62	$0.88

16.	Related Party Transactions

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities, primarily the 2016 “Ruger $5 Million Match Campaign” and the 2015-16 “2.5 Million Gun Challenge”. The Company paid the NRA $8.4 million and $1.6 million in 2016 and 2015, respectively. Payments to the NRA were insignificant in 2014. One of the Company’s Directors also serves as a Director on the Board of the NRA.

17.	Contingent Liabilities

As of December 31, 2016, the Company was a defendant in five (5) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, patent litigation and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

Three of the five lawsuits mentioned above involve claims for damages related to allegedly defective products due to their design and/or manufacture. The lawsuits stem from specific incidents of personal injury and are based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

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

The Company management believes the allegations in this case are unfounded, that there is no infringement of plaintiff’s patent, that plaintiff’s patent is invalid, and that there should be no recovery against the Company. The Company filed a Motion for Summary Judgment which was heard on December 6, 2016.

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

Last year, Indiana passed a new law, Indiana Code § 34-12-3-1, which applies to the City's case. The defendants filed a joint motion for judgment on the pleadings, asserting immunity under §34-12-3-1 and asking the court to re-visit the Court of Appeals' earlier decision holding the Protection of Lawful Commerce in Arms Act inapplicable to the City's claims.

The United States and the Indiana Attorney General filed motions and briefs in intervention in defense of the constitutionality of the PLCAA and the Indiana Immunity Statute, respectively. A hearing on the motions to intervene was set for October 12, 2016.

The court subsequently granted the Joint Motion to Stay Resolution of Manufacturers’ Motion for Judgment on the Pleadings for six months or until the KS&E Sports v. Runnels case is decided by the Indiana Supreme Court, whichever is earlier. The court also vacated the October 12th hearing on motions to intervene by the United Sates and the Indiana Attorney General, given the City’s consent to the motions.

Summary of Claimed Damages and Explanation of Product Liability Accruals

Punitive damages, as well as compensatory damages, are demanded in certain of the lawsuits and claims. In many instances, the plaintiff does not seek a specified amount of money, though aggregate amounts ultimately sought may exceed product liability accruals and applicable insurance coverage. For product liability claims made after July 10, 2000, coverage is provided on an annual basis for losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage.

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

A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.1 million and $0.1 million at December 31, 2016 and 2015, respectively, are set forth as an indication of possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2016 and 2015, the Company was a defendant in 5 and 3 lawsuits, respectively, involving its products and is aware of other such claims. During 2016 and 2015, respectively, 3 and 2 claims were filed against the Company, 1 and 1 claims were settled, and no claims were dismissed either year.

The Company’s product liability expense was $2.1 million in 2016, $0.9 million in 2015, and $0.8 million in 2014. This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2016 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2014	$1,236	(295)	(18)	(78)	$845

2015	$845	(77)	(18)	(6)	$744

2016	$744	1,221	(133)	(13)	$1,819

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2014	$(295)	1,069	$774

2015	$(77)	997	$920

2016	$1,221	834	$2,055

Notes

(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only. In 2014 and 2015, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

18.	Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2016 and 2015 balance sheets approximate carrying values at those dates.

19.	Subsequent Events

On February 17, 2017, the Company’s Board of Directors authorized a dividend of 44¢ per share to shareholders of record on March 17, 2017.

From January 1, 2017 through February 17, 2017, the Company repurchased 633,600 shares of its common stock for $31.5 million in the open market. The average price per share purchased was $49.67. These purchases were funded with cash on hand. At February 17, 2017, $27.5 million remained authorized for future share repurchases.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2016 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2016. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO in 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted an unqualified certification of our Chief Executive Officer to the New York Stock Exchange in 2016. The Company has also filed, as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act of 2002.

ITEM 9B—	OTHER INFORMATION

None.

PART III

ITEM 10—	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders scheduled to be held May 9, 2017, which will be filed with the SEC in March 2017.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders scheduled to be held May 9, 2017, which will be filed with the SEC in March 2017.

ITEM 11—	EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders scheduled to be held May 9, 2017, which will be filed with the SEC in March 2017.

ITEM 12—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders scheduled to be held May 9, 2017, which will be filed with the SEC in March 2017.

ITEM 13—	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders scheduled to be held May 9, 2017.

ITEM 14—	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders scheduled to be held May 9, 2017, which will be filed with the SEC in March 2017.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits and Financial Statement Schedules

(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)	Schedules can be found on Page 86 of this Form 10-K

(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.4	Amended and restated Article 3, Section 4 and Article 4, Section 5 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.5	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2007).

Exhibit 3.6	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2008).

Exhibit 3.7	Amendment to Article 5, Section 1 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009).

Exhibit 10.1	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.2	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.4	[Intentionally omitted.]

Exhibit 10.5	Agreement and Release, dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435).

Exhibit 10.6	Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435).

Exhibit 10.7	Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.8	Severance Agreement, dated as of April 10, 2008, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.9	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.10	Severance Agreement, dated as of April 10, 2008, by and between the Company and Mark T. Lang (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.11	Severance Agreement, dated as of April 10, 2008, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.12	Severance Agreement, dated as of April 10, 2008, by and between the Company and Steven M. Maynard (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.13	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.14	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2008).

Exhibit 10.15	First Amendment to Credit Agreement, dated as of December 15, 2008, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2008).

Exhibit 10.16	Second Amendment to Credit Agreement, dated December 11, 2009, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2009).

Exhibit 10.17	Fifth Amendment to Credit Agreement, dated February 14, 2013 by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on February 21, 2013).

Exhibit 10.18

Sixth Amendment to Credit Agreement, dated June 9, 2014, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2014).

Exhibit 10.19	Seventh Amendment to Credit Agreement, dated June 5, 2015, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2015).

Exhibit 10.20	Eighth Amendment to Credit Agreement, dated June 6, 2016, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2016).

Exhibit 10.21	Transition Services and Consulting Agreement, dated August 1, 2016, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.22	Agreement, dated August 1, 2016, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.23	Executive Severance Agreement, dated August 1, 2016, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 23.1	Consent of RSM US LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 28, 2015, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 26, 2015, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

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

February 22, 2017
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/MICHAEL O. FIFER 2/22/17 Michael O. Fifer Chief Executive Officer, Director (Principal Executive Officer)	S/JOHN A. COSENTINO, JR. 2/22/17 John A. Cosentino, Jr. Director
S/C. MICHAEL JACOBI 2/22/17 C. Michael Jacobi Director	S/RONALD C. WHITAKER 2/22/17 Ronald C. Whitaker Director
S/AMIR P. ROSENTHAL 2/22/17 Amir P. Rosenthal Director	S/PHILLIP C. WIDMAN 2/22/17 Phillip C. Widman Director
S/TERRENCE G. O’CONNOR 2/22/17 Terrence G. O’Connor Director	S/SANDRA S. FROMAN 2/22/17 Sandra S. Froman Director
S/CHRISTOPHER J. KILLOY 2/22/17 Christopher J. Killoy President, Chief Operating Officer, and Director	S/THOMAS A. DINEEN 2/22/17 Thomas A Dineen Principal Financial Officer Principal Accounting Officer, Vice President Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended.

Exhibit 3.3	Amended and restated Article 3, Section 2 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.4	Amended and restated Article 3, Section 4 and Article 4, Section 5 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2007).

Exhibit 3.5	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2007).

Exhibit 3.6	Amended and restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2008).

Exhibit 3.7	Amendment to Article 5, Section 1 of Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009).

Exhibit 10.1	Sturm, Ruger & Company, Inc. Supplemental Executive Profit Sharing Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.2	Agreement and Assignment of Lease dated September 30, 1987 by and between Emerson Electric Co. and Sturm, Ruger & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-10435).

Exhibit 10.3	Sturm, Ruger & Company, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-10435).

Exhibit 10.4	[Intentionally omitted.]

EXHIBIT INDEX (continued)

Exhibit 10.5	Agreement and Release, dated as of February 28, 2006, by and between Sturm, Ruger & Company, Inc. and William B. Ruger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, SEC File No. 1-10435).

Exhibit 10.6	Sale and Purchase Agreement, dated as of September 26, 2006, by and between Sturm, Ruger & Company, Inc. and Ruger Business Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2006, SEC File No. 1-10435).

Exhibit 10.7	Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.8	Severance Agreement, dated as of April 10, 2008, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.9	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.10	Severance Agreement, dated as of April 10, 2008, by and between the Company and Mark T. Lang (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.11	Severance Agreement, dated as of April 10, 2008, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.12	Severance Agreement, dated as of April 10, 2008, by and between the Company and Steven M. Maynard (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.13	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.14	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2008).

EXHIBIT INDEX (continued)

Exhibit 10.15	First Amendment to Credit Agreement, dated as of December 15, 2008, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2008).

Exhibit 10.16	Second Amendment to Credit Agreement, dated December 11, 2009, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2009).

Exhibit 10.17	Fifth Amendment to Credit Agreement, dated February 14, 2013 by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on February 21, 2013).

Exhibit 10.18	Sixth Amendment to Credit Agreement, dated June 9, 2014, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2014).

Exhibit 10.19	Seventh Amendment to Credit Agreement, dated June 5, 2015, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2015).

Exhibit 10.20	Eighth Amendment to Credit Agreement, dated June 6, 2016, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2016).

Exhibit 10.21	Transition Services and Consulting Agreement, dated August 1, 2016, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.22	Agreement, dated August 1, 2016, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.23	Executive Severance Agreement, dated August 1, 2016, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

EXHIBIT INDEX (continued)

Exhibit 23.1	Consent of RSM US LLP	88

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	89

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	91

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	93

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	94

Exhibit 99.1	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.2	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 28, 2015, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

Exhibit 99.3	Item 1 LEGAL PROCEEDINGS from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 26, 2015, SEC File No. 1-10435, incorporated by reference in Item 3 LEGAL PROCEEDINGS.

YEAR ENDED DECEMBER 31, 2016

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2016	$400	$9		$9	(a)	$400
Year ended December 31, 2015	$400	$120		$120	(a)	$400
Year ended December 31, 2014	$300	$100				$400

Allowance for discounts:
Year ended December 31, 2016	$1,443	$14,835		$14,873	(b)	$1,405
Year ended December 31, 2015	$1,003	$11,797		$11,357	(b)	$1,443
Year ended December 31, 2014	$1,344	$11,485		$11,826	(b)	$1,003

Excess and obsolete inventory reserve:
Year ended December 31, 2016	$2,118	$1,044		$822	(c)	$2,340
Year ended December 31, 2015	$3,750	$(1,468)		$164	(c)	$2,118
Year ended December 31, 2014	$2,422	$1,328				$3,750

(a)	Accounts written off
(b)	Discounts taken
(c)	Inventory written off