Form 10-Q
period 2017-04-01
STURM RUGER & CO INC
filed 2017-05-08
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

The number of shares outstanding of the issuer's common stock as of April 25, 2017: Common Stock, $1 par value –17,664,248.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	April 1, 2017	December 31, 2016
		(Note)

Assets

Current Assets
Cash	$35,098	$87,126
Trade receivables, net	77,593	69,442

Gross inventories	100,778	99,417
Less LIFO reserve	(43,267)	(42,542)
Less excess and obsolescence reserve	(2,553)	(2,340)
Net inventories	54,958	54,535

Prepaid expenses and other current assets	3,250	3,660
Total Current Assets	170,899	214,763

Property, plant and equipment	338,725	331,639
Less allowances for depreciation	(236,522)	(227,398)
Net property, plant and equipment	102,203	104,241

Deferred income taxes	—	334
Other assets	31,029	27,541
Total Assets	$304,131	$346,879

Note:

The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	April 1, 2017	December 31, 2016
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$45,287	$48,493
Product liability	1,282	1,733
Employee compensation and benefits	15,647	25,467
Workers’ compensation	5,713	5,200
Income taxes payable	10,495	—
Total Current Liabilities	78,424	80,893

Product liability	84	86
Deferred income taxes	599	—

Contingent liabilities – Note 11	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000 2017 – 24,084,223 issued, 17,664,248 outstanding 2016 – 24,034,201 issued, 18,688,511 outstanding	24,084	24,034
Additional paid-in capital	25,355	27,211
Retained earnings	307,799	293,400
Less: Treasury stock – at cost 2017 – 6,419,975 shares 2016 – 5,345,690 shares	(132,214)	(78,745)
Total Stockholders’ Equity	225,024	265,900
Total Liabilities and Stockholders’ Equity	$304,131	$346,879

Note:

The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	April 1, 2017	April 2, 2016

Net firearms sales	$166,365	$171,520
Net castings sales	990	1,589
Total net sales	167,355	173,109

Cost of products sold	111,602	113,996

Gross profit	55,753	59,113

Operating expenses:
Selling	13,539	15,074
General and administrative	8,343	7,838
Total operating expenses	21,882	22,912

Operating income	33,871	36,201

Other income:
Interest expense, net	(34)	(35)
Other income, net	354	206
Total other income, net	320	171

Income before income taxes	34,191	36,372

Income taxes	11,967	13,094

Net income and comprehensive income	$22,224	$23,278

Basic earnings per share	$1.22	$1.23

Diluted earnings per share	$1.21	$1.21

Cash dividends per share	$0.44	$0.35

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2016	$24,034	$27,211	$293,400	$(78,745)	$265,900

Net income and comprehensive income			22,224		22,224

Dividends paid			(7,772)		(7,772)

Unpaid dividends accrued			(53)		(53)

Recognition of stock-based compensation expense		686			686

Vesting of RSU’s		(2,492)			(2,492)

Common stock issued- compensation plans	50	(50)			—

Repurchase of 1,074,285 shares of common stock				(53,469)	(53,469)
Balance at April 1, 2017	$24,084	$25,355	$307,799	$(132,214)	$225,024

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016

Operating Activities
Net income	$22,224	$23,278
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,326	8,344
Slow moving inventory valuation adjustment	615	(91)
Stock-based compensation	686	632
Loss on sale of assets	31	4
Deferred income taxes	933	865
Changes in operating assets and liabilities:
Trade receivables	(8,151)	(3,025)
Inventories	(1,038)	4,916
Trade accounts payable and accrued expenses	(2,693)	5,308
Employee compensation and benefits	(9,873)	(9,798)
Product liability	(453)	580
Prepaid expenses, other assets and other liabilities	(3,165)	(471)
Income taxes payable and prepaid income taxes	10,495	(1,113)
Cash provided by operating activities	18,937	29,429

Investing Activities
Property, plant and equipment additions	(7,232)	(6,346)
Cash used for investing activities	(7,232)	(6,346)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	—	8,792
Remittance of taxes withheld from employees related to share-based compensation	(2,492)	(14,001)
Repurchase of common stock	(53,469)	—
Dividends paid	(7,772)	(6,636)
Cash used for financing activities	(63,733)	(11,845)

(Decrease) Increase in cash and cash equivalents	(52,028)	11,238

Cash and cash equivalents at beginning of period	87,126	69,225

Cash and cash equivalents at end of period	$35,098	$80,463

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended April 1, 2017 may not be indicative of the results to be expected for the full year ending December 31, 2017. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recent Accounting Pronouncements:

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The new guidance requires that all deferred tax assets and liabilities be presented as a net noncurrent asset or liability on the balance sheet. Previously such items were presented as a net current asset or liability and a net noncurrent asset or liability. The new guidance was effective for fiscal years beginning after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2015-17 in the first quarter of 2017 and applied it retroactively to all prior periods presented in the financial statements. The impact of adopting this change in accounting principle on the December 31, 2016 balance sheet was to reduce current deferred tax assets and working capital by $8,859 and noncurrent deferred tax liabilities by $8,526 from the amounts previously reported for these items.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The most significant change in the new compensation guidance is that all excess tax benefits and tax deficiencies (including tax benefits of dividends) on share-based compensation awards should be recognized in the Statement of Income as income tax expense. Previously such benefits or deficiencies were recognized in the Balance Sheet as adjustments to additional paid-in capital. The new guidance was effective in fiscal years beginning after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2016-09 in the first quarter of 2017. The impact of adopting this change in accounting principle reduced the Company’s effective tax rate by 1% for the period ending April 1, 2017. This did not have a material impact on the Company’s results of operations or financial position.

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

Index

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

During the three month period ended April 1, 2017, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2017, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	April 1, 2017	December 31, 2016
Inventory at FIFO
Finished products	$27,193	$24,100
Materials and work in process	73,585	75,317
Gross inventories	100,778	99,417
Less: LIFO reserve	(43,267)	(42,542)
Less: excess and obsolescence reserve	(2,553)	(2,340)
Net inventories	$54,958	$54,535

NOTE 4 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on June 15, 2017. Borrowings under this facility bear interest at LIBOR (1.802% at April 1, 2017) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At April 1, 2017 and December 31, 2016, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.0 million and $1.0 million for the three months ended April 1, 2017 and April 2, 2016, respectively. The Company plans

Index

to contribute approximately $3.0 million to the plan in matching employee contributions during the remainder of 2017.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.9 million and $1.7 million for the three months ended April 1, 2017 and April 2, 2016, respectively. The Company plans to contribute approximately $4.0 million in supplemental contributions to the plan during the remainder of 2017.

NOTE 6 - INCOME TAXES

The Company's 2016 and 2015 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company’s effective income tax rate in the three months ended April 1, 2017 and April 2, 2016 was 35.0% and 36.0%, respectively. This reduction is primarily the result of the Company’s adoption of ASU 2016-09 on January 1, 2017, as previously discussed in the Recent Accounting Pronouncements section of Note 1.

Income tax payments for the three months ended April 1, 2017 and April 2, 2016 totaled $0.1 million and $4.6 million, respectively.

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

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	April 1, 2017	April 2, 2016
Numerator:
Net income	$22,224	$23,278
Denominator:
Weighted average number of common shares outstanding – Basic	18,219,557	18,943,427

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	168,554	225,150

Weighted average number of common shares outstanding – Diluted	18,388,111	19,168,577

Index

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 2,550,000 shares for issuance under the 2007 SIP, of which 369,000 shares remain available for future grants as of April 1, 2017.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $0.7 million and $0.6 million for the three months ended April 1, 2017 and April 2, 2016, respectively.

Stock Options

A summary of changes in options outstanding under the 2007 SIP is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2016	11,838	$8.95	$6.69
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—

Outstanding at April 1, 2017	11,838	$8.95	$6.69

The aggregate intrinsic value (mean market price at April 1, 2017 less the weighted average exercise price) of options outstanding under the 2007 SIP was approximately $0.5 million.

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

There were 102,500 restricted stock units issued during the three months ended April 1, 2017. Total compensation costs related to these restricted stock units are $2.7 million. These costs are being recognized ratably over the vesting period of three years. Total compensation cost related to restricted

Index

stock units was $0.7 million and $0.6 million for the three months ended April 1, 2017 and April 2, 2016, respectively.

NOTE 9 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended
	April 1, 2017	April 2, 2016
Net Sales
Firearms	$166,365	$171,520
Castings
Unaffiliated	990	1,589
Intersegment	8,840	8,949
	9,830	10,538
Eliminations	(8,840)	(8,949)
	$167,355	$173,109

Income (Loss) Before Income Taxes
Firearms	$34,031	$36,371
Castings	101	(68)
Corporate	59	69
	$34,191	$36,372

	April 1, 2017	December 31, 2016
Identifiable Assets
Firearms	$253,531	$242,758
Castings	15,118	16,096
Corporate	35,482	88,025
	$304,131	$346,879

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities, primarily the 2016 “Ruger $5 Million Match Campaign” and the 2015-16 “2.5 Million Gun Challenge”. Payments made to the NRA in the three months ended April 1, 2017 were insignificant. The Company paid the NRA $1.0 million in the three months ended April 2, 2016. One of the Company’s Directors also serves as a Director on the Board of the NRA.

Index

NOTE 11 - CONTINGENT LIABILITIES

As of April 1, 2017, the Company was a defendant in four (4) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, patent litigation, and municipal litigation, discussed in turn below.

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

Patent Litigation

Davies Innovations, Inc. v. Sturm, Ruger & Company, Inc. is a patent litigation suit originally filed in the United States District Court for the Southern District of Texas, Galveston Division. Upon motion by the Company, the case was transferred to the United States District Court for the District of New Hampshire. The suit is based upon alleged patent infringement as the plaintiff claims that certain features of the Ruger SR-556 and SR-762 modern sporting rifles infringe its patent. The complaint seeks a judgment of infringement and unspecified monetary damages including costs, fees and treble damages.

Pursuant to the Company’s Motion for Summary Judgment, on February 15, 2017, the Court dismissed the plaintiff’s claim of literal infringement, but allowed the case to proceed to discovery on alternate theories.

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

There is only one remaining lawsuit of this type, filed by the City of Gary in Indiana State Court in 1999. The complaint in that case seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

Index

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

In 2015, Indiana passed a new law such that Indiana Code § 34-12-3-1 became applicable to the City's case. The defendants have filed a joint motion for judgment on the pleadings, asserting immunity under §34-12-3-1 and asking the court to revisit the Court of Appeals' decision holding the Protection of Lawful Commerce in Arms Act inapplicable to the City's claims. The motion has been briefed by the parties and is awaiting a hearing.

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

A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.1 million and $0.1 million at April 1, 2017 and December 31, 2016, respectively, are set forth as an indication of possible maximum liability the Company might be

Index

required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

NOTE 12 - SUBSEQUENT EVENTS

On May 5, 2017, the Company’s Board of Directors authorized a dividend of 48¢ per share, for shareholders of record as of May 19, 2017, payable on May 31, 2017.

On May 5, 2017, the Company’s Board of Directors expanded its authorization to repurchase shares of its common stock to $100 million.

The Company has evaluated events and transactions occurring subsequent to April 1, 2017 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 7% in the first quarter of 2017 from the comparable prior year period. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 11%. The decrease in estimated sell-through of the Company’s products from the independent distributors to retailers is attributable to:

•	Decreased overall consumer demand in the first quarter of 2017 due to stronger-than-normal demand during most of 2016, likely bolstered by the political campaigns for the November 2016 elections.
•	Decreased overall retailer demand in the first quarter of 2017 as some retailers committed inventory dollars to certain product categories such as modern sporting rifles in the third and fourth quarters of 2016 in advance of the November elections.

Sales of new products, including the Mark IV pistols, the LCP II pistol, and the Precision Rifle, represented $41.5 million or 25% of firearm sales in the first quarter of 2017. New product sales include only major new products that were introduced in the past two years.

Index

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing five quarters follow:

	2017	2016
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	533,800	529,100	453,400	453,700	571,000

Total adjusted NICS Background Checks (thousands) (2)	3,694	4,861	3,519	3,199	4,148

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Index

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing five quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2017	2016
	Q1	Q4	Q3	Q2	Q1

Units Ordered	395,000	432,100	445,700	399,400	969,400

Orders Received	$131.9	$130.2	$116.5	$145.7	$296.1

Average Sales Price of Units Ordered	$334	$301	$261	$365	$305

Ending Backlog	$163.8	$195.0	$219.1	$257.6	$276.1

Average Sales Price of Ending Unit Backlog (1)	$331	$314	$306	$331	$313

(1)	The average sales price of units in the third quarter of 2016 was reduced due to strong orders for the relatively lower priced LCP II pistol, and the cancellation of orders for the original version of relatively higher priced Precision rifle, which was discontinued due to the popularity of the new Enhanced Precision rifle.

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. These reviews resulted in increased total unit production of 6% for the three months ended April 1, 2017 from the comparable prior year period.

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2017	2016
	Q1	Q4	Q3	Q2	Q1

Units Ordered	395,000	432,100	445,700	399,400	969,400

Units Produced	529,900	566,200	527,600	529,600	502,100

Units Shipped	521,000	527,300	507,500	504,000	516,700

Average Sales Price of Units Shipped	$319	$304	$315	$330	$332

Ending Unit Backlog	495,400	621,400	716,600	778,400	883,000

Index

Inventories

During the first quarter of 2017, the Company’s finished goods inventory increased by 8,800 units and distributor inventories of the Company’s products decreased by 12,900 units.

Inventory data for the trailing five quarters follows:

	2017	2016
	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	166,200	157,400	118,500	98,500	72,800

Units – Distributor Inventory (1)	306,400	319,300	321,100	267,000	216,700

Total inventory (2)	472,600	476,700	439,600	365,500	289,500

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $167.4 million for the three months ended April 1, 2017, a decrease of 3.3% from $173.1 million in the comparable prior year period.

Firearms net sales were $166.4 million for the three months ended April 1, 2017, a decrease of 3.0% from $171.5 million in the comparable prior year period.

Firearms unit shipments increased 1.0% for the three months ended April 1, 2017, from the comparable prior year period.

Casting net sales were $1.0 million for the three months ended April 1, 2017, a decrease of 37.7% from $1.6 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $111.6 million for the three months ended April 1, 2017, a decrease of 2.1% from $114.0 million in the comparable prior year period.

Index

Gross margin was 33.3% for the three months ended April 1, 2017, compared to 34.1% in the comparable prior year period as illustrated below (in thousands):

	Three Months Ended
	April 1, 2017		April 2, 2016

Net sales	$167,355	100.0%	$173,109	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory and product liability	111,213	66.5%	112,916	65.2%

LIFO expense	725	0.4%	653	0.4%

Overhead rate adjustments to inventory	(243)	(0.1)%	(485)	(0.2)%

Labor rate adjustments to inventory	65	—	80	—

Product liability	(158)	(0.1)%	832	0.5%

Total cost of products sold	111,602	66.7%	113,996	65.9%

Gross profit	$55,753	33.3%	$59,113	34.1%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three months ended April 1, 2017, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability increased as a percentage of sales by 1.3% compared with the comparable 2016 period primarily due to an unfavorable product mix shift.

LIFO — For the three months ended April 1, 2017 and the comparable prior year period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.7 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three months ended April 1, 2017, the Company became less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory values of $0.2 million, and a corresponding decrease to cost of products sold.

During the three months ended April 2, 2016, the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory value of $0.5 million, and a corresponding decrease to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three months ended April 1, 2017 and April 2, 2016 the impact of the labor rate adjustment was de minimis.

Index

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. Due to favorable experience in product liability matters during the three months ended April 1, 2017, income of $0.2 million was recognized. During the three months ended April 2, 2016 product liability expense was $0.8 million.

Gross Profit — As a result of the foregoing factors, for the three months ended April 1, 2017, gross profit was $55.8 million, a decrease of $3.3 million from $59.1 million in the comparable prior year period.

Gross profit as a percentage of sales decreased to 33.3% in the three months ended April 1, 2017 from 34.1% in the comparable prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.9 million for the three months ended April 1, 2017, a decrease of $1.0 million or 4.5% from $22.9 million in the comparable prior year period. This decrease is primarily attributable to decreased sales promotional expenses, including the absence of the “2.5 Million Gun Challenge”, which ended in the fourth quarter of 2016.

Other income, net

Other income, net was $0.3 million in the three months ended April 1, 2017 compared to $0.2 million in the three months ended April 2, 2016.

Income Taxes and Net Income

The Company’s effective income tax rate in the three months ended April 1, 2017 was 35.0%. The Company’s effective income tax rate in the three months ended April 2, 2016 was 36.0%. The decrease in the effective tax rate in 2017 is attributable to the inclusion of the tax impact of 2017 equity-based compensation in income taxes, as required by newly issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share Based Payment Accounting.” In the prior year, the tax impact of equity-based compensation was recorded directly into equity.

As a result of the foregoing factors, consolidated net income was $22.2 million for the three months ended April 1, 2017. This represents a decrease of 4.5% from $23.3 million in the comparable prior year period.

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

EBITDA was $43.6 million for the three months ended April 1, 2017, a decrease of 2.7% from $44.8 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016

Net income	$22,224	$23,278

Income tax expense	11,967	13,094
Depreciation and amortization expense	9,326	8,344
Interest expense, net	34	35
EBITDA	$43,551	$44,751

Financial Condition

Liquidity

At the end of the first quarter of 2017, the Company’s cash totaled $35.1 million. Pre-LIFO working capital of $136.1 million, less the LIFO reserve of $43.3 million, resulted in working capital of $92.8 million and a current ratio of 2.2 to 1.

Operations

Cash provided by operating activities was $18.9 million for the three months ended April 1, 2017, compared to $29.4 million for the comparable prior year period. This decrease is primarily due to an increase in inventories in the current period compared to a decrease in inventories in the prior year period, a greater increase in receivables in the current period than the prior period, and various other working capital fluctuations in both periods.

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

Investing and Financing

Capital expenditures for the three months ended April 1, 2017 totaled $7.2 million, an increase from $6.3 million in the comparable prior year period. In 2017, the Company expects to spend approximately $40 million on capital expenditures to purchase tooling fixtures and equipment for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $7.8 million were paid during the three months ended April 1, 2017.

On May 5, 2017, the Board of Directors authorized a dividend of 48¢ per share, for shareholders of record as of May 19, 2017, payable on May 31, 2017. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

During the three months ended April 1, 2017, the Company repurchased 1,074,285 shares of its common stock for $53.4 million in the open market. The average price per share purchased was $49.73. These purchases were funded with cash on hand. As of April 1, 2017, $5.5 million remained authorized for future stock repurchases. On May 5, 2017, the Company’s Board of Directors expanded its authorization to repurchase shares of its common stock to $100 million. No shares were repurchased in the three months ended April 2, 2016.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2017, remained unused at April 1, 2017 and the Company has no debt.

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

Index

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2016 Annual Report on Form 10-K filed on February 22, 2017, or the judgments affecting the application of those estimates and assumptions.

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

Historically, the Company has been exposed to changing interest rates on its investments, which consisted primarily of United States Treasury instruments with short-term (less than one year) maturities and cash. The interest rate market risk implicit in the Company’s investments at any given time is typically low, as the investments mature within short periods and the Company does not have significant exposure to changing interest rates on invested cash, and there has been no material change in the Company’s exposure to interest rate risks during the three months ended April 1, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 1, 2017.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1, 2017, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Index

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has reported all cases instituted against it through December 31, 2016, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending April 1, 2017.

During the three months ending April 1, 2017, the previously reported case of Rice-Lum v. Sturm, Ruger & Co., Inc. was dismissed.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 1, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 8, 2017	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer and Chief Financial Officer