Form 10-Q
period 2017-07-01
STURM RUGER & CO INC
filed 2017-08-02
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

☐  If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐             No ☒

The number of shares outstanding of the issuer's common stock as of July 31, 2017: Common Stock, $1 par value –17,671,859.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	July 1, 2017	December 31, 2016
		(Note)

Assets

Current Assets
Cash	$43,954	$87,126
Trade receivables, net	55,562	69,442

Gross inventories	98,865	99,417
Less LIFO reserve	(44,021)	(42,542)
Less excess and obsolescence reserve	(2,603)	(2,340)
Net inventories	52,241	54,535

Prepaid expenses and other current assets	2,433	3,660
Total Current Assets	154,190	214,763

Property, plant and equipment	342,319	331,639
Less allowances for depreciation	(245,717)	(227,398)
Net property, plant and equipment	96,602	104,241

Deferred income taxes	—	334
Other assets	33,299	27,541
Total Assets	$284,091	$346,879

Note:

The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	July 1, 2017	December 31, 2016
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$34,595	$48,493
Product liability	1,436	1,733
Employee compensation and benefits	15,059	25,467
Workers’ compensation	4,940	5,200
Income taxes payable	333	—
Total Current Liabilities	56,363	80,893

Product liability	78	86
Deferred income taxes	94	—

Contingent liabilities – Note 11	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000 2017 – 24,091,834 issued, 17,671,859 outstanding 2016 – 24,034,201 issued, 18,688,511 outstanding	24,092	24,034
Additional paid-in capital	26,314	27,211
Retained earnings	309,364	293,400
Less: Treasury stock – at cost 2017 – 6,419,975 shares 2016 – 5,345,690 shares	(132,214)	(78,745)
Total Stockholders’ Equity	227,556	265,900
Total Liabilities and Stockholders’ Equity	$284,091	$346,879

Note:

The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net firearms sales	$130,510	$166,311	$296,876	$337,831
Net castings sales	1,344	1,633	2,334	3,222
Total net sales	131,854	167,944	299,210	341,053

Cost of products sold	96,908	111,250	208,511	225,246

Gross profit	34,946	56,694	90,699	115,807

Operating expenses:
Selling	12,505	12,808	26,044	27,882
General and administrative	7,145	7,402	15,488	15,241
Total operating expenses	19,650	20,210	41,532	43,123

Operating income	15,296	36,484	49,167	72,684

Other income:
Interest expense, net	(32)	(35)	(66)	(70)
Other income, net	426	293	780	499
Total other income, net	394	258	714	429

Income before income taxes	15,690	36,742	49,881	73,113

Income taxes	5,491	13,227	17,458	26,321

Net income and comprehensive income	$10,199	$23,515	$32,423	$46,792

Basic earnings per share	$0.58	$1.24	$1.81	$2.47

Diluted earnings per share	$0.57	$1.22	$1.79	$2.44

Cash dividends per share	$0.48	$0.48	$0.92	$0.83

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2016	$24,034	$27,211	$293,400	$(78,745)	$265,900

Net income and comprehensive income			32,423		32,423

Dividends paid			(16,255)		(16,255)

Unpaid dividends accrued			(204)		(204)

Recognition of stock-based compensation expense		1,643			1,643

Vesting of RSU’s		(2,482)			(2,482)

Common stock issued- compensation plans	58	(58)			—

Repurchase of 1,074,285 shares of common stock				(53,469)	(53,469)
Balance at July 1, 2017	$24,092	$26,314	$309,364	$(132,214)	$227,556

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	July 1, 2017	July 2, 2016

Operating Activities
Net income	$32,423	$46,792
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,653	16,690
Slow moving inventory valuation adjustment	321	452
Stock-based compensation	1,643	1,373
Loss on sale of assets	31	1
Deferred income taxes	428	1,413
Impairment of assets	—	(10)
Changes in operating assets and liabilities:
Trade receivables	13,880	6,743
Inventories	1,973	(2,136)
Trade accounts payable and accrued expenses	(14,158)	6,877
Employee compensation and benefits	(10,612)	(5,482)
Product liability	(305)	289
Prepaid expenses, other assets and other liabilities	(4,704)	(2,134)
Income taxes payable and prepaid income taxes	333	(4,777)
Cash provided by operating activities	39,906	66,091

Investing Activities
Property, plant and equipment additions	(10,875)	(11,334)
Proceeds from sale of assets	3	3
Cash used for investing activities	(10,872)	(11,331)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	—	8,825
Remittance of taxes withheld from employees related to share-based compensation	(2,482)	(14,001)
Repurchase of common stock	(53,469)	—
Dividends paid	(16,255)	(15,740)
Cash used for financing activities	(72,206)	(20,916)

(Decrease) Increase in cash and cash equivalents	(43,172)	33,844

Cash and cash equivalents at beginning of period	87,126	69,225

Cash and cash equivalents at end of period	$43,954	$103,069

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended July 1, 2017 may not be indicative of the results to be expected for the full year ending December 31, 2017. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The most significant change in the new compensation guidance is that all excess tax benefits and tax deficiencies (including tax benefits of dividends) on share-based compensation awards should be recognized in the Statement of Income as income tax expense. Previously such benefits or deficiencies were recognized in the Balance Sheet as adjustments to additional paid-in capital. The new guidance was effective in fiscal years beginning after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2016-09 in the first quarter of 2017. The impact of adopting this change in accounting principle reduced the Company’s effective tax rate by 1% for the period ending July 1, 2017. This did not have a material impact on the Company’s results of operations or financial position.

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

During the six month period ended July 1, 2017, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2017, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	July 1, 2017	December 31, 2016
Inventory at FIFO
Finished products	$29,529	$24,100
Materials and work in process	69,336	75,317
Gross inventories	98,865	99,417
Less: LIFO reserve	(44,021)	(42,542)
Less: excess and obsolescence reserve	(2,603)	(2,340)
Net inventories	$52,241	$54,535

NOTE 4 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on June 15, 2018. Borrowings under this facility bear interest at LIBOR (1.740% at July 1, 2017) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At July 1, 2017 and December 31, 2016, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.8 million and $1.8 million for the three and six months ended July 1, 2017, respectively, and $0.8 million and $1.7 million for the three and six months ended July 2, 2016, respectively. The Company plans to contribute

Index

approximately $1.6 million to the plan in matching employee contributions during the remainder of 2017.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.3 million and $3.2 million for the three and six months ended July 1, 2017, respectively, and $1.3 million and $3.1 million for the three and six months ended July 2, 2016, respectively. The Company plans to contribute approximately $2.5 million in supplemental contributions to the plan during the remainder of 2017.

NOTE 6 - INCOME TAXES

The Company's 2017 and 2016 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company’s effective income tax rate in both the three and six months ended July 1, 2017 was 35.0%. The Company’s effective income tax rate in both the three and six months ended July 2, 2016 was 36.0%. This reduction is primarily the result of the Company’s adoption of ASU 2016-09 on January 1, 2017, as previously discussed in the Recent Accounting Pronouncements section of Note 1.

Income tax payments for the three and six months ended July 1, 2017 totaled $16.2 million and $16.3 million, respectively. Income tax payments for the three and six months ended July 2, 2016 totaled $16.3 million and $20.9 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014.

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

Index

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator:
Net income	$10,199	$23,515	$32,423	$46,792
Denominator:
Weighted average number of common shares outstanding – Basic	17,668,514	18,968,548	17,944,035	18,955,851

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	232,214	237,592	195,326	217,672

Weighted average number of common shares outstanding – Diluted	17,900,728	19,206,140	18,139,361	19,173,523

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 738,000 shares remain available for future grants as of July 1, 2017.

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”), which had similar provisions as the 2017 SIP. The 2007 SIP expired April 24, 2017. The Company had reserved 2,550,000 shares for issuance under the 2007 SIP, of which 2,181,000 shares were issued.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.0 million and $1.6 million for the three and six months ended July 1, 2017, respectively, and $0.7 million and $1.4 million for the three and six months ended July 2, 2016, respectively.

Index

Stock Options

A summary of changes in options outstanding under the 2007 SIP is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2016	11,838	$8.95	$6.69
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding at July 1, 2017	11,838	$8.95	$6.69

The aggregate intrinsic value (mean market price at July 1, 2017 less the weighted average exercise price) of options outstanding under the 2007 SIP was approximately $0.6 million.

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

There were 114,300 restricted stock units issued during the six months ended July 1, 2017. Total compensation costs related to these restricted stock units are $4.7 million. These costs are being recognized ratably over the vesting period of three years. Total compensation cost related to restricted stock units was $0.9 million and $1.6 million for the three and six months ended July 1, 2017, respectively, and $0.7 million and $1.4 million for the three and six months ended July 2, 2016, respectively.

NOTE 9 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Index

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net Sales
Firearms	$130,510	$166,311	$296,876	$337,831
Castings
Unaffiliated	1,344	1,633	2,334	3,222
Intersegment	6,281	9,501	15,121	18,450
	7,625	11,134	17,455	21,672
Eliminations	(6,281)	(9,501)	(15,121)	(18,450)
	$131,854	$167,944	$299,210	$341,053

Income (Loss) Before Income Taxes
Firearms	$15,466	$37,375	$49,497	$74,049
Castings	54	(721)	155	(1,093)
Corporate	170	88	229	157
	$15,690	$36,742	$49,881	$73,113

	July 1, 2017	December 31, 2016
Identifiable Assets
Firearms	$225,621	$242,758
Castings	13,648	16,096
Corporate	44,822	88,025
	$284,091	$346,879

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities, including the 2016 “Ruger $5 Million Match Campaign” and the 2015-16 “2.5 Million Gun Challenge”. Payments made to the NRA in the three and six months ended July 1, 2017 were insignificant. The Company paid the NRA $1.0 million and $2.0 million in the three and six months ended July 2, 2016. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company has contracted with Symbolic, Inc. (“Symbolic”) to assist in its marketing efforts. During the three and six months ended July 1, 2017, the Company paid Symbolic $0.3 million and $1.0 million, respectively, which amounts included $0.1 million and $0.4 million, respectively, for the reimbursement of expenses paid by Symbolic on the Company’s behalf. During the three and six months ended July 1, 2016, the Company paid Symbolic $0.4 million and $1.0 million, respectively, which amounts included $0.1 million and $0.4 million, respectively, for the reimbursement of expenses paid by Symbolic on the Company’s behalf. Symbolic’s principal and founder was named the Company’s Vice President of Marketing in June 2017, and remains a partner of Symbolic.

Index

NOTE 11 - CONTINGENT LIABILITIES

As of July 1, 2017, the Company was a defendant in four (4) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, patent litigation, and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

Two of the four lawsuits mentioned above involve claims for damages related to allegedly defective products due to their design and/or manufacture. These lawsuits stem from specific incidents of personal injury and are based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

The Company management believes that the allegations in these cases are unfounded, that the incidents were unrelated to the design or manufacture of the firearms, and that there should be no recovery against the Company.

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

On September 29, 2016, the court entered an order staying the case pending a decision by the Indiana Supreme Court in KS&E Sports v. Runnels, which presents related issues. The Indiana Supreme Court decided KS&E Sports on April 24, 2017, and the Gary court lifted the stay. The Gary court also entered an order setting a supplemental briefing schedule under which the parties are to address the impact of the KS&E Sports decision on defendants’ motion for judgment on the pleadings. The parties are working through the supplemental briefing schedule and the defendants’ motion for judgment on the pleadings is set for hearing on September 15, 2017.

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

Index

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

NOTE 12 - SUBSEQUENT EVENTS

On August 1, 2017, the Company’s Board of Directors authorized a dividend of 23¢ per share, for shareholders of record as of August 15, 2017, payable on August 31, 2017.

The Company has evaluated events and transactions occurring subsequent to July 1, 2017 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 13% in the first half of 2017 from the comparable prior year period. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 7%. The decrease in estimated sell-through of the Company’s products from the independent distributors to retailers is attributable to:

•	Decreased overall consumer demand in 2017 due to stronger-than-normal demand during most of 2016, likely bolstered by the political campaigns for the November 2016 elections,
•	Reduced purchasing by retailers in an effort to reduce their inventories and generate cash as they head into the typically slower summer season, and
•	Aggressive price discounting and lucrative consumer rebates offered by many of our competitors.

Sales of new products, including the Mark IV pistols, the LCP II pistol, and the Precision Rifle, represented $84.9 million or 29% of firearm sales in the first half of 2017. New product sales include only major new products that were introduced in the past two years.

Index

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing six quarters follow:

	2017		2016
	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	362,400	533,800	529,100	453,400	453,700	571,000

Total adjusted NICS Background Checks (thousands) (2)	3,116	3,694	4,861	3,519	3,199	4,148

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Index

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2017		2016
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	214,400	395,000	432,100	445,700	399,400	969,400

Orders Received	$62.4	$131.9	$130.2	$116.5	$145.7	$296.1

Average Sales Price of Units Ordered	$291	$334	$301	$261	$365	$305

Ending Backlog	$95.0	$163.8	$195.0	$219.1	$257.6	$276.1

Average Sales Price of Ending Unit Backlog (1)	$342	$331	$314	$306	$331	$313

(1)	The average sales price of units in the third quarter of 2016 was reduced due to strong orders for the relatively lower priced LCP II pistol, and the cancellation of orders for the original version of relatively higher priced Precision rifle, which was discontinued due to the popularity of the new Enhanced Precision rifle.

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. These reviews resulted in decreased total unit production of 18% and 7% for the three and six months ended July 1, 2017, respectively, from the comparable prior year periods.

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2017		2016
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	214,400	395,000	432,100	445,700	399,400	969,400

Units Produced	432,900	529,900	566,200	527,600	529,600	502,100

Units Shipped	432,000	521,000	527,300	507,500	504,000	516,700

Average Sales Price of Units Shipped	$302	$319	$304	$315	$330	$332

Ending Unit Backlog	277,800	495,400	621,400	716,600	778,400	883,000

Index

Inventories

During the second quarter of 2017, the Company’s finished goods inventory increased by 1,000 units and distributor inventories of the Company’s products increased by 69,600 units.

Inventory data for the trailing six quarters follows:

	2017		2016
	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	167,200	166,200	157,400	118,500	98,500	72,800

Units – Distributor Inventory (1)	376,000	306,400	319,300	321,100	267,000	216,700

Total inventory (2)	543,200	472,600	476,700	439,600	365,500	289,500

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $131.9 million for the three months ended July 1, 2017, a decrease of 21.5% from $167.9 million in the comparable prior year period.

For the six months ended July 1, 2017, consolidated net sales were $299.2 million, a decrease of 12.3% from $341.1 million in the comparable prior year period.

Firearms net sales were $130.5 million for the three months ended July 1, 2017, a decrease of 21.5% from $166.3 million in the comparable prior year period.

For the six months ended July 1, 2017, firearms net sales were $296.9 million, a decrease of 12.1% from $337.8 million in the comparable prior year period.

Firearms unit shipments decreased 14.3% and 6.6% for the three and six months ended July 1, 2017, respectively, from the comparable prior year periods.

Casting net sales were $1.3 million for the three months ended July 1, 2017, a decrease of 17.7% from $1.6 million in the comparable prior year period.

For the six months ended July 1, 2017, castings net sales were $2.3 million, a decrease of 27.6% from $3.2 million in the comparable prior year period.

Index

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $96.9 million for the three months ended July 1, 2017, a decrease of 12.9% from $111.3 million in the comparable prior year period.

Consolidated cost of products sold was $208.5 million for the six months ended July 1, 2017, a decrease of 7.4% from $225.2 million in the comparable prior year period.

Index

Gross margin was 26.5% and 30.3% for the three and six months ended July 1, 2017, respectively, compared to 33.8% and 34.0% in the comparable prior year periods as illustrated below (in thousands):

	Three Months Ended
	July 1, 2017		July 2, 2016

Net sales	$131,854	100.0%	$167,944	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	94,271	71.5%	109,578	65.2%

LIFO expense	754	0.6%	546	0.3%

Overhead rate adjustments to inventory	(978)	(0.7)%	976	0.6%

Labor rate adjustments to inventory	(89)	(0.1)%	143	0.1%

Product liability	450	0.3%	7	—

Product recall	2,500	1.9%	—	—

Total cost of products sold	96,908	73.5%	111,250	66.2%

Gross profit	$34,946	26.5%	$56,694	33.8%

	Six Months Ended
	July 1, 2017		July 2, 2016

Net sales	$299,210	100.0%	$341,053	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	205,484	68.7%	222,495	65.2%

LIFO expense	1,480	0.5%	1,199	0.4%

Overhead rate adjustments to inventory	(1,221)	(0.4)%	491	0.1%

Labor rate adjustments to inventory	(24)	—	223	0.1%

Product liability	292	0.1%	838	0.2%

Product recall	2,500	0.8%	—	—

Total cost of products sold	208,511	69.7%	225,246	66.0%

Gross profit	$90,699	30.3%	$115,807	34.0%

Index

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall — During the three months ended July 1, 2017, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall increased as a percentage of sales by 7.3% compared with the corresponding 2016 period primarily due to the reduction in volume which resulted in unfavorable de-leveraging of fixed manufacturing costs, including depreciation and indirect labor.

For the six months ended July 1, 2017, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall increased as a percentage of sales by 3.7% compared with the corresponding 2016 period due the reduction in volume which resulted in unfavorable de-leveraging of fixed manufacturing costs, including depreciation and indirect labor.

LIFO — For the three months ended July 1, 2017 the Company recognized LIFO expense resulting in increased cost of products sold of $0.8 million. In the comparable 2016 period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.5 million.

For the six months ended July 1, 2017, the Company recognized LIFO expense resulting in increased cost of products sold of $1.5 million. In the comparable 2016 period, the Company recognized LIFO expense resulting in increased cost of products sold of $1.2 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and six months ended July 1, 2017, the Company became less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory values of $1.0 million and $1.2 million, respectively, and a corresponding decrease to cost of products sold.

During the three and six months ended July 2, 2016, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in decreases in inventory values of $1.0 million and $0.5 million, respectively, and corresponding increases to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three and six months ended July 1, 2017 the Company became slightly less efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory increased, resulting in insignificant increases in inventory value and corresponding decreases to cost of products sold.

During the three and six months ended July 2, 2016, the Company became more efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory decreased, resulting in decreases in inventory value of $0.1 million and $0.2 million, respectively. These decreases in inventory values resulted in increases to cost of products sold.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

During the three and six months ended July 1, 2017 product liability expense was $0.4 million and $0.3 million, respectively.

Index

During the three months ended July 2, 2016 product liability expense was de minimis. During the six months ended July 2, 2016 product liability expense was $0.8 million.

Product Recall – In June 2017, the Company discovered that Mark IV pistols manufactured prior to June 1, 2017 had the potential to discharge unintentionally if the safety was not utilized correctly. The Company recalled all Mark IV pistols and recorded a $2.5 million expense in the second quarter, which is the expected total cost of the recall. No such expense was recorded in the prior year.

Gross Profit — As a result of the foregoing factors, for the three and six months ended July 1, 2017, gross profit was $34.9 million and $90.7 million, respectively, a decrease of $21.8 million and $25.1 million from $56.7 million and $115.8 million in the comparable prior year periods.

Gross profit as a percentage of sales decreased to 26.5% and 30.3% in the three and six months ended July 1, 2017, respectively, from 33.8% and 34.0% in the comparable prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19.7 million for the three months ended July 1, 2017, a decrease of $0.5 million or 2.8% from $20.2 million in the comparable prior year period. This decrease is primarily attributable to the absence of the “2.5 Million Gun Challenge”, which ended in the fourth quarter of 2016.

Selling, general and administrative expenses were $41.5 million for the six months ended July 1, 2017, a decrease of $1.6 million or 3.7% from $43.1 million in the comparable prior year period. This decrease is primarily attributable to the absence of the “2.5 Million Gun Challenge”, which ended in the fourth quarter of 2016.

Other income, net

Other income, net was $0.4 million and $0.7 million in the three and six months ended July 1, 2017, respectively, compared to $0.3 million and $0.4 in the three and six months ended July 2, 2016, respectively.

Income Taxes and Net Income

The Company’s effective income tax rate in the three and six months ended July 1, 2017 was 35.0%. The Company’s effective income tax rate in the three and six months ended July 2, 2016 was 36.0%. The decrease in the effective tax rate in 2017 is attributable to the inclusion of the tax impact of 2017 equity-based compensation in income taxes, as required by newly issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share Based Payment Accounting.” In the prior year, the tax impact of equity-based compensation was recorded directly into equity.

As a result of the foregoing factors, consolidated net income was $10.2 million and $32.4 for the three and six months ended July 1, 2017, respectively. This represents a decrease of 56.6% and 30.7% from $23.5 million and $46.8 million in the comparable prior year periods.

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

EBITDA was $25.0 million for the three months ended July 1, 2017, a decrease of 44.5% from $45.1 million in the comparable prior year period.

For the six months ended July 1, 2017, EBITDA was $68.6 million, a decrease of 23.7% from $89.9 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net income	$10,199	$23,515	$32,423	$46,792

Income tax expense	5,491	13,227	17,458	26,321
Depreciation and amortization expense	9,326	8,346	18,653	16,690
Interest expense, net	32	35	66	70
EBITDA	$25,048	$45,123	$68,600	$89,873

Financial Condition

Liquidity

At the end of the second quarter of 2017, the Company’s cash totaled $44.0 million. Pre-LIFO working capital of $141.8 million, less the LIFO reserve of $44.0 million, resulted in working capital of $97.8 million and a current ratio of 2.7 to 1.

Index

Operations

Cash provided by operating activities was $39.9 million for the six months ended July 1, 2017, compared to $66.1 million for the comparable prior year period. This decrease is primarily due to decreased earnings in 2017 and a decrease in accounts payable and accrued liabilities in 2017 compared to an increase in those accounts in the prior year period, and various other working capital fluctuations in both periods.

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

Investing and Financing

Capital expenditures for the six months ended July 1, 2017 totaled $10.9 million, a decrease from $11.3 million in the comparable prior year period. In 2017, the Company expects to spend approximately $35 million on capital expenditures to purchase tooling fixtures and equipment for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $16.3 million were paid during the six months ended July 1, 2017.

On August 1, 2017, the Board of Directors authorized a dividend of 23¢ per share, for shareholders of record as of August 15, 2017, payable on August 31, 2017. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

During the six months ended July 1, 2017, the Company repurchased 1,074,285 shares of its common stock for $53.5 million in the open market. The average price per share purchased was $49.73. These purchases were funded with cash on hand. As of July 1, 2017, $100 million remained authorized for future stock repurchases. No shares were repurchased in the six months ended July 2, 2016.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2018, remained unused at July 1, 2017 and the Company has no debt.

Other Operational Matters

In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to workplace safety, firearms serial number tracking

Index

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the six months ended July 1, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 1, 2017.

Index

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2017, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has reported all cases instituted against it through April1, 2017, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending July 1, 2017.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Index

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.1	Ninth Amendment to Credit Agreement dated June 15, 2017 between the Company and Bank of America, N.A. (1)

10.2	Transition Agreement and General Release, dated as of June 27, 2017 by and between the Company and Mark Lang (2)

31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Form 8-K filed with the S.E.C. on June 19, 2017

(2)	Incorporated by reference to the Company’s Form 8-K filed with the S.E.C. on June 29, 2017

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JULY 1, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: August 2, 2017	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer