Form 10-Q
period 2017-09-30
STURM RUGER & CO INC
filed 2017-10-31
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the issuer's common stock as of October 31, 2017: Common Stock, $1 par value –17,428,436.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2017	December 31, 2016
		(Note)

Assets

Current Assets
Cash	$45,359	$87,126
Trade receivables, net	53,154	69,442

Gross inventories	99,919	99,417
Less LIFO reserve	(44,716)	(42,542)
Less excess and obsolescence reserve	(3,034)	(2,340)
Net inventories	52,169	54,535

Prepaid expenses and other current assets	2,602	3,660
Total Current Assets	153,284	214,763

Property, plant and equipment	344,626	331,639
Less allowances for depreciation	(252,984)	(227,398)
Net property, plant and equipment	91,642	104,241

Deferred income taxes	—	334
Other assets	32,602	27,541
Total Assets	$277,528	$346,879

Note:

The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	September 30, 2017	December 31, 2016
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$30,841	$48,493
Product liability	1,170	1,733
Employee compensation and benefits	14,693	25,467
Workers’ compensation	5,047	5,200
Income taxes payable	2,578	—
Total Current Liabilities	54,329	80,893

Product liability	100	86
Deferred income taxes	591	—

Contingent liabilities – Note 11	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000 2017 – 24,091,834 issued, 17,426,436 outstanding 2016 – 24,034,201 issued, 18,688,511 outstanding	24,092	24,034
Additional paid-in capital	27,318	27,211
Retained earnings	314,693	293,400
Less: Treasury stock – at cost 2017 – 6,665,398 shares 2016 – 5,345,690 shares	(143,595)	(78,745)
Total Stockholders’ Equity	222,508	265,900
Total Liabilities and Stockholders’ Equity	$277,528	$346,879

Note:

The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Net firearms sales	$103,658	$160,058	$400,533	$497,889
Net castings sales	1,159	1,369	3,493	4,591
Total net sales	104,817	161,427	404,026	502,480

Cost of products sold	74,603	111,176	283,113	336,422

Gross profit	30,214	50,251	120,913	166,058

Operating expenses:
Selling	10,606	13,378	36,650	41,261
General and administrative	6,291	6,805	21,779	22,045
Total operating expenses	16,897	20,183	58,429	63,306

Operating income	13,317	30,068	62,484	102,752

Other income:
Interest expense, net	(30)	(32)	(96)	(102)
Other income, net	154	418	935	917
Total other income, net	124	386	839	815

Income before income taxes	13,441	30,454	63,323	103,567

Income taxes	4,071	10,604	21,530	36,925

Net income and comprehensive income	$9,370	$19,850	$41,793	$66,642

Basic earnings per share	$0.53	$1.05	$2.34	$3.51

Diluted earnings per share	$0.53	$1.03	$2.32	$3.48

Cash dividends per share	$0.23	$0.49	$1.15	$1.32

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2016	$24,034	$27,211	$293,400	$(78,745)	$265,900

Net income and comprehensive income			41,793		41,793

Dividends paid			(20,246)		(20,246)

Unpaid dividends accrued			(254)		(254)

Recognition of stock-based compensation expense		2,647			2,647

Vesting of RSU’s		(2,482)			(2,482)

Common stock issued-compensation plans	58	(58)			—

Repurchase of 1,319,708 shares of common stock				(64,850)	(64,850)
Balance at September 30, 2017	$24,092	$27,318	$314,693	$(143,595)	$222,508

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 30, 2017	October 1, 2016

Operating Activities
Net income	$41,793	$66,642
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,026	25,263
Slow moving inventory valuation adjustment	694	630
Stock-based compensation	2,647	2,213
Loss on sale of assets	31	50
Deferred income taxes	925	2,520
Changes in operating assets and liabilities:
Trade receivables	16,288	1,398
Inventories	1,672	(7,105)
Trade accounts payable and accrued expenses	(17,805)	9,762
Employee compensation and benefits	(11,028)	(2,667)
Product liability	(549)	806
Prepaid expenses, other assets and other liabilities	(4,259)	(5,340)
Income taxes payable and prepaid income taxes	2,578	(8,781)
Cash provided by operating activities	59,013	85,391

Investing Activities
Property, plant and equipment additions	(13,205)	(23,049)
Proceeds from sale of assets	3	7
Cash used for investing activities	(13,202)	(23,042)

Financing Activities
Tax benefit from exercise of stock options and vesting of RSU’s	—	8,826
Remittance of taxes withheld from employees related to share-based compensation	(2,482)	(14,001)
Repurchase of common stock	(64,850)	—
Dividends paid	(20,246)	(25,036)
Cash used for financing activities	(87,578)	(30,211)

(Decrease) Increase in cash and cash equivalents	(41,767)	32,138

Cash and cash equivalents at beginning of period	87,126	69,225

Cash and cash equivalents at end of period	$45,359	$101,363

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 30, 2017 may not be indicative of the results to be expected for the full year ending December 31, 2017. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The most significant change in the new compensation guidance is that all excess tax benefits and tax deficiencies (including tax benefits of dividends) on share-based compensation awards should be recognized in the Statement of Income as income tax expense. Previously such benefits or deficiencies were recognized in the Balance Sheet as adjustments to additional paid-in capital. The new guidance was effective in fiscal years beginning after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2016-09 in the first quarter of 2017. The impact of adopting this change in accounting principle reduced the Company’s effective tax rate by 2% for the period ending September 30, 2017. This did not have a material impact on the Company’s results of operations or financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year, making it effective for annual reporting periods beginning after December 15, 2017. We plan to adopt the provisions of ASU 2014-09 on a modified retrospective basis. We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated revenue. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

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

Index

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

During the nine month period ended September 30, 2017, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2017, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	September 30, 2017	December 31, 2016
Inventory at FIFO
Finished products	$33,931	$24,100
Materials and work in process	65,988	75,317
Gross inventories	99,919	99,417
Less: LIFO reserve	(44,716)	(42,542)
Less: excess and obsolescence reserve	(3,034)	(2,340)
Net inventories	$52,169	$54,535

NOTE 4 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on June 15, 2018. Borrowings under this facility bear interest at LIBOR (1.787% at September 30, 2017) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At September 30, 2017 and December 31, 2016, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.7 million and $2.5 million for the three and nine months ended September 30, 2017, respectively, and $0.8 million and $2.5

Index

million for the three and nine months ended October 1, 2016, respectively. The Company plans to contribute approximately $0.7 million to the plan in matching employee contributions during the remainder of 2017.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.2 million and $4.4 million for the three and nine months ended September 30, 2017, respectively, and $1.4 million and $4.5 million for the three and nine months ended October 1, 2016, respectively. The Company plans to contribute approximately $1.2 million in supplemental contributions to the plan during the remainder of 2017.

NOTE 6 - INCOME TAXES

The Company's 2017 and 2016 effective tax rates differ from the statutory federal tax rate due principally to state income taxes partially offset by tax benefits related to the American Jobs Creation Act of 2004. The Company’s effective income tax rate was 30.3% and 34.0% for the three and nine months ended September 30, 2017. The Company’s effective income tax rate in the three and nine months ended October 1, 2016 was 34.8% and 35.7%, respectively. This reduction is primarily the result of the Company’s adoption of ASU 2016-09 on January 1, 2017, as previously discussed in the Recent Accounting Pronouncements section of Note 2.

Income tax payments for the three and nine months ended September 30, 2017 totaled $1.3 million and $18.6 million, respectively. Income tax payments for the three and nine months ended October 1, 2016 totaled $13.5 million and $34.4 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015.

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

Index

NOTE 7 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator:
Net income	$9,370	$19,850	$41,793	$66,642
Denominator:
Weighted average number of common shares outstanding – Basic	17,590,341	18,971,854	17,826,137	18,961,146

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	222,232	232,321	192,038	204,731

Weighted average number of common shares outstanding – Diluted	17,812,573	19,204,175	18,018,175	19,165,877

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 8 - COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 727,000 shares remain available for future grants as of September 30, 2017.

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”), which had similar provisions as the 2017 SIP. The 2007 SIP plan expired April 24, 2017. The Company had reserved 2,550,000 shares for issuance under the 2007 SIP, of which 2,181,000 shares were issued.

Compensation costs related to all share-based payments recognized in the statements of operations aggregated $1.0 million and $2.6 million for the three and nine months ended September 30, 2017, respectively, and $0.8 million and $2.2 million for the three and nine months ended October 1, 2016, respectively.

Index

Stock Options

A summary of changes in options outstanding under the 2007 SIP is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2016	11,838	$8.95	$6.69
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding at September 30, 2017	11,838	$8.95	$6.69

The aggregate intrinsic value (mean market price at September 30, 2017 less the weighted average exercise price) of options outstanding under the 2007 SIP was approximately $0.5 million.

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

There were 125,400 restricted stock units issued during the nine months ended September 30, 2017. Total compensation costs related to these restricted stock units are $5.1 million. These costs are being recognized ratably over the vesting period of three years. Total compensation cost related to restricted stock units was $1.0 million and $2.6 million for the three and nine months ended September 30, 2017, respectively, and $0.8 million and $2.2 million for the three and nine months ended October 1, 2016, respectively.

NOTE 9 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Index

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net Sales
Firearms	$103,658	$160,058	$400,533	$497,889
Castings
Unaffiliated	1,159	1,369	3,493	4,591
Intersegment	4,745	9,114	19,866	27,564
	5,904	10,483	23,359	32,155
Eliminations	(4,745)	(9,114)	(19,866)	(27,564)
	$104,817	$161,427	$404,026	$502,480

Income (Loss) Before Income Taxes
Firearms	$13,459	$29,785	$62,957	$103,834
Castings	112	144	267	(949)
Corporate	(130)	525	99	682
	$13,441	$30,454	$63,323	$103,567

	September 30, 2017	December 31, 2016
Identifiable Assets
Firearms	$219,373	$242,758
Castings	13,121	16,096
Corporate	45,034	88,025
	$277,528	$346,879

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities, including the 2016 “Ruger $5 Million Match Campaign” and the 2015-16 “2.5 Million Gun Challenge”. Payments made to the NRA in the three and nine months ended September 30, 2017 were insignificant. The Company paid the NRA $1.0 million and $3.0 million in the three and nine months ended October 1, 2016. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company has contracted with Symbolic, Inc. (“Symbolic”) to assist in its marketing efforts. During the three and nine months ended September 30, 2017, the Company paid Symbolic $0.3 million and $1.3 million, respectively, which amounts included $0.3 million and $0.8 million, respectively, for the reimbursement of expenses paid by Symbolic on the Company’s behalf. During the three and nine months ended October 1, 2016, the Company paid Symbolic $0.4 million and $1.5 million, respectively, which amounts included $0.2 million and $0.7 million, respectively, for the reimbursement of expenses paid by Symbolic on the Company’s behalf. Symbolic’s principal and founder was named the Company’s Vice President of Marketing in June 2017, and remains a partner of Symbolic.

Index

NOTE 11 - CONTINGENT LIABILITIES

As of September 30, 2017, the Company was a defendant in four (4) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, patent litigation, and municipal litigation, discussed in turn below.

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

Pursuant to the Company's Motion for Summary Judgment, filed on February 15, 2017, the Court dismissed the plaintiff’s claim of literal infringement, but allowed the case to proceed to discovery on alternate theories.

The Company management believes that the allegations in this case are unfounded, that there is no infringement of plaintiff’s patent, that plaintiff’s patent is invalid, and there should be no recovery against the Company.

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

Index

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

In 2015, Indiana passed a new law such that Indiana Code §34-12-3-1 became applicable to the City's case. The defendants have filed a joint motion for judgment on the pleadings, asserting immunity under §34-12-3-1 and asking the court to revisit the Court of Appeals' decision holding the Protection of Lawful Commerce in Arms Act inapplicable to the City's claims. The motion was fully briefed by the parties.

On September 29, 2016, the court entered an order staying the case pending a decision by the Indiana Supreme Court in KS&E Sports v. Runnels, which presents related issues. The Indiana Supreme Court decided KS&E Sports on April 24, 2017, and the Gary court lifted the stay. The Gary court also entered an order setting a supplemental briefing schedule under which the parties addressed the impact of the KS&E Sports decision on defendants' motion for judgment on the pleadings. A hearing on the motion for judgment on the pleadings is set for December 12, 2017.

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

The Company management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company’s financial results and cash flows for a particular period.

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

Index

Provision is made for product liability claims based upon many factors related to the severity of the alleged injury and potential liability exposure, based upon prior claim experience. Because the Company's experience in defending these lawsuits and claims is that unfavorable outcomes are typically not probable or estimable, only in rare cases is an accrual established for such costs.

In most cases, an accrual is established only for estimated legal defense costs. Product liability accruals are periodically reviewed to reflect then-current estimates of possible liabilities and expenses incurred to date and reasonably anticipated in the future. Threatened product liability claims are reflected in the Company's product liability accrual on the same basis as actual claims; i.e., an accrual is made for reasonably anticipated possible liability and claims handling expenses on an ongoing basis.

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

NOTE 12 - SUBSEQUENT EVENTS

On October 27, 2017, the Company’s Board of Directors authorized a dividend of 21¢ per share, for shareholders of record as of November 15, 2017, payable on November 30, 2017.

The Company has evaluated events and transactions occurring subsequent to September 30, 2017 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 25% and 16% in three and nine months ended September 30, 2017 from the comparable prior year periods. For the same periods, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 16% and 10%. The decrease in estimated sell-through of the Company’s products from the independent distributors to retailers is attributable to:

•	Decreased overall consumer demand in 2017 due to stronger-than-normal demand during most of 2016, likely bolstered by the political campaigns for the November 2016 elections,
•	Reduced purchasing by retailers in an effort to reduce their inventories and generate cash,
•	Aggressive price discounting and lucrative consumer rebates offered by many of our competitors, and
•	Increased industry manufacturing capacity, which exacerbated the above factors.

Sales of new products, including the Mark IV pistols, the LCP II pistol, and the Precision Rifle, represented $118.8 million or 30% of firearm sales in the first nine months of 2017. New product sales include only major new products that were introduced in the past two years.

Index

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing seven quarters follow:

	2017			2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	341,300	362,400	533,800	529,100	453,400	453,700	571,000

Total adjusted NICS Background Checks (thousands) (2)	2,948	3,116	3,694	4,861	3,519	3,199	4,148

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Index

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2017			2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	221,900	214,400	395,000	432,100	445,700	399,400	969,400

Orders Received	$62.9	$62.4	$131.9	$130.2	$116.5	$145.7	$296.1

Average Sales Price of Units Ordered	$283	$291	$334	$301	$261	$365	$305

Ending Backlog	$56.6	$95.0	$163.8	$195.0	$219.1	$257.6	$276.1

Average Sales Price of Ending Unit Backlog (1)	$332	$342	$331	$314	$306	$331	$313

(1)	The average sales price of units in the third quarter of 2016 was reduced due to strong orders for the relatively lower priced LCP II pistol, and the cancellation of orders for the original version of relatively higher priced Precision rifle, which was discontinued due to the popularity of the new Enhanced Precision rifle.

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. These reviews resulted in decreased total unit production of 38% and 17% for the three and nine months ended September 30, 2017, respectively, from the comparable prior year periods.

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2017			2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	221,900	214,400	395,000	432,100	445,700	399,400	969,400

Units Produced	327,300	432,900	529,900	566,200	527,600	529,600	502,100

Units Shipped	329,100	432,000	521,000	527,300	507,500	504,000	516,700

Average Sales Price of Units Shipped	$315	$302	$319	$304	$315	$330	$332

Ending Unit Backlog	170,600	277,800	495,400	621,400	716,600	778,400	883,000

Index

Inventories

During the third quarter of 2017, the Company’s finished goods inventory decreased by 1,800 units and distributor inventories of the Company’s products decreased by 12,200 units.

Inventory data for the trailing seven quarters follows:

	2017			2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	165,400	167,200	166,200	157,400	118,500	98,500	72,800

Units – Distributor Inventory (1)	363,800	376,000	306,400	319,300	321,100	267,000	216,700

Total inventory (2)	529,200	543,200	472,600	476,700	439,600	365,500	289,500

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $104.8 million for the three months ended September 30, 2017, a decrease of 35.1% from $161.4 million in the comparable prior year period.

For the nine months ended September 30, 2017, consolidated net sales were $404.0 million, a decrease of 19.6% from $502.5 million in the comparable prior year period.

Firearms net sales were $103.7 million for the three months ended September 30, 2017, a decrease of 35.2% from $160.1 million in the comparable prior year period.

For the nine months ended September 30, 2017, firearms net sales were $400.5 million, a decrease of 19.6% from $497.9 million in the comparable prior year period.

Firearms unit shipments decreased 35.2% and 16.1% for the three and nine months ended September 30, 2017, respectively, from the comparable prior year periods.

Casting net sales were $1.2 million for the three months ended September 30, 2017, a decrease of 15.3% from $1.4 million in the comparable prior year period.

For the nine months ended September 30, 2017, castings net sales were $3.5 million, a decrease of 23.9% from $4.6 million in the comparable prior year period.

Index

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $74.6 million for the three months ended September 30, 2017, a decrease of 32.9% from $111.2 million in the comparable prior year period.

Consolidated cost of products sold was $283.1 million for the nine months ended September 30, 2017, a decrease of 15.8% from $336.4 million in the comparable prior year period.

Index

Gross margin was 28.8% and 29.9% for the three and nine months ended September 30, 2017, respectively, compared to 31.1% and 33.0% in the comparable prior year periods as illustrated below (in thousands):

	Three Months Ended
	September 30, 2017		October 1, 2016

Net sales	$104,817	100.0%	$161,427	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	76,097	72.6%	109,302	67.7%

LIFO expense	695	0.7%	576	0.4%

Overhead rate adjustments to inventory	(2,070)	(2.0)%	748	0.5%

Labor rate adjustments to inventory	(284)	(0.3)%	(107)	(0.1)%

Product liability	165	0.2%	657	0.4%

Total cost of products sold	74,603	71.2%	111,176	68.9%

Gross profit	$30,214	28.8%	$50,251	31.1%

	Nine Months Ended
	September 30, 2017		October 1, 2016

Net sales	$404,026	100.0%	$502,480	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	281,581	69.7%	331,797	66.0%

LIFO expense	2,175	0.6%	1,775	0.4%

Overhead rate adjustments to inventory	(3,291)	(0.8)%	1,239	0.3%

Labor rate adjustments to inventory	(308)	(0.1)%	116	—

Product liability	456	0.1%	1,495	0.3%

Product recall	2,500	0.6%	—	—

Total cost of products sold	283,113	70.1%	336,422	67.0%

Gross profit	$120,913	29.9%	$166,058	33.0%

Index

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall — During the three months ended September 30, 2017, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall increased as a percentage of sales by 4.9% compared with the corresponding 2016 period primarily due to the 35% decrease in sales which resulted in unfavorable de-leveraging of fixed manufacturing costs, including depreciation and indirect labor.

For the nine months ended September 30, 2017, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall increased as a percentage of sales by 3.7% compared with the corresponding 2016 period due to the 20% decrease in sales which resulted in unfavorable de-leveraging of fixed manufacturing costs, including depreciation and indirect labor.

LIFO — For the three months ended September 30, 2017 the Company recognized LIFO expense resulting in increased cost of products sold of $0.7 million. In the comparable 2016 period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.6 million.

For the nine months ended September 30, 2017, the Company recognized LIFO expense resulting in increased cost of products sold of $2.2 million. In the comparable 2016 period, the Company recognized LIFO expense resulting in increased cost of products sold of $1.8 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and nine months ended September 30, 2017, the Company became less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory values of $2.1 million and $3.3 million, respectively, and a corresponding decrease to cost of products sold.

During the three and nine months ended October 1, 2016, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in decreases in inventory values of $0.7 million and $1.2 million, respectively, and corresponding increases to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three and nine months ended September 30, 2017 the Company became less efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory increased, resulting in increases in inventory value of $0.3 million and corresponding decreases to cost of products sold in both periods.

During the three and nine months ended October 1, 2016, impact of the change in labor rates used to absorb incurred labor expenses into inventory was insignificant.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

During the three and nine months ended September 30, 2017 product liability expense was $0.2 million and $0.5 million, respectively.

During the three and nine months ended October 1, 2016 product liability expense was $0.7 million and $1.5 million, respectively.

Index

Product Recall – In June 2017, the Company discovered that Mark IV pistols manufactured prior to June 1, 2017 had the potential to discharge unintentionally if the safety was not utilized correctly. The Company recalled all Mark IV pistols and recorded a $2.5 million expense in the second quarter, which is the expected total cost of the recall. No such expense was recorded in the prior year.

Gross Profit — As a result of the foregoing factors, for the three and nine months ended September 30, 2017, gross profit was $30.2 million and $120.9 million, respectively, a decrease of $20.1 million and $45.2 million from $50.3 million and $166.1 million in the comparable prior year periods.

Gross profit as a percentage of sales decreased to 28.8% and 29.9% in the three and nine months ended September 30, 2017, respectively, from 31.1% and 33.0% in the comparable prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.0 million for the three months ended September 30, 2017, a decrease of $3.2 million or 16.3% from $20.2 million in the comparable prior year period. This decrease is primarily attributable to the absence of the “2.5 Million Gun Challenge” and the “$5 Million Matching Challenge”, both of which were in effect in 2016. The decrease was partially offset by increased firearms promotional activities in 2017.

Selling, general and administrative expenses were $58.4 million for the nine months ended September 30, 2017, a decrease of $4.9 million or 7.7% from $63.3 million in the comparable prior year period. This decrease is primarily attributable to the absence of the “2.5 Million Gun Challenge” and the “$5 Million Matching Challenge”, both of which were in effect in 2016. The decrease was partially offset by increased firearms promotional activities in 2017.

Other income, net

Other income, net was $0.1 million and $0.8 million in the three and nine months ended September 30, 2017, respectively, compared to $0.4 million and $0.8 in the three and nine months ended October 1, 2016, respectively.

Income Taxes and Net Income

The Company’s effective income tax rate in the three and nine months ended September 30, 2017 was 30.3% and 34.0%, respectively. The Company’s effective income tax rate in the three and nine months ended October 1, 2016 was 34.8% and 35.7%, respectively. The decrease in the effective tax rate in 2017 is attributable to the inclusion of the tax impact of 2017 equity-based compensation in income taxes, as required by newly issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share Based Payment Accounting.” In the prior year, the tax impact of equity-based compensation was recorded directly into equity.

As a result of the foregoing factors, consolidated net income was $9.4 million and $41.8 million for the three and nine months ended September 30, 2017, respectively. This represents a decrease of 52.8% and 37.3% from $19.9 million and $66.6 million in the comparable prior year periods.

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

EBITDA was $20.8 million for the three months ended September 30, 2017, a decrease of 46.6% from $39.1 million in the comparable prior year period.

For the nine months ended September 30, 2017, EBITDA was $89.4 million, a decrease of 30.6% from $128.9 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Net income	$9,370	$19,850	$41,793	$66,642

Income tax expense	4,071	10,604	21,530	36,925
Depreciation and amortization expense	7,373	8,567	26,026	25,263
Interest expense, net	30	32	96	102
EBITDA	$20,844	$39,053	$89,445	$128,932

Index

Financial Condition

Liquidity

At the end of the third quarter of 2017, the Company’s cash totaled $45.4 million. Pre-LIFO working capital of $143.7 million, less the LIFO reserve of $44.7 million, resulted in working capital of $98.9 million and a current ratio of 2.8 to 1.

Operations

Cash provided by operating activities was $59.0 million for the nine months ended September 30, 2017, compared to $85.4 million for the comparable prior year period. This decrease is primarily due to decreased earnings in 2017 and working capital fluctuations in both periods.

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

Investing and Financing

Capital expenditures for the nine months ended September 30, 2017 totaled $13.2 million, a decrease from $23.0 million in the comparable prior year period. In 2017, the Company expects to spend approximately $30 million on capital expenditures to purchase tooling fixtures and equipment for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $20.2 million were paid during the nine months ended September 30, 2017.

On October 27, 2017, the Board of Directors authorized a dividend of 21¢ per share, for shareholders of record as of November 15, 2017, payable on November 30, 2017. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

During the nine months ended September 30, 2017, the Company repurchased 1.3 million shares of its common stock for $64.8 million in the open market. The average price per share purchased was $49.10. These purchases were funded with cash on hand. As of September 30, 2017, $88.6 million remained authorized for future stock repurchases. No shares were repurchased in the nine months ended October 1, 2016.

Index

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2018, remained unused at September 30, 2017 and the Company has no debt.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the nine months ended September 30, 2017.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has reported all cases instituted against it through July 1, 2017, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending September 30, 2017.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: October 31, 2017	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer