Form 10-K
period 2017-12-31
STURM RUGER & CO INC
filed 2018-02-21
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 Ö  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 0-4776

STURM, RUGER & COMPANY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-0633559 (I.R.S. Employer Identification No.)

1 Lacey Place, Southport, Connecticut (Address of Principal Executive Offices)	06890 (Zip Code)

(203) 259-7843

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $1 par value	Name of Each Exchange on Which Registered New York Stock Exchange

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

YES  Ö   NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017:

Common Stock, $1 par value - $1,076,065,000

The number of shares outstanding of the registrant's common stock as of February 23, 2018:

Common Stock, $1 par value –17,427,090 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders to be held May 9, 2018 are incorporated by reference into Part III (Items 10 through 14) of this Report.

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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. and Subsidiary (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the year ended December 31, 2017 were from the firearms segment, with approximately 1% from the castings segment. Export sales represent approximately 4% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company primarily offers products in three industry product categories – rifles, pistols, and revolvers. The Company’s firearms are sold through independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in the firearms segment and has minimal sales to outside customers. The castings and MIM parts sold to outside customers, either directly or through manufacturers’ representatives, represented approximately 1% of the Company’s total sales for the year ended December 31, 2017.

For the years ended December 31, 2017, 2016, and 2015, net sales attributable to the Company's firearms operations were $517.7 million, $658.4 million and $544.9 million. The balance of the Company's net sales for the aforementioned periods was attributable to its castings operations.

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

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Net sales of rifles by the Company accounted for $243.0 million, $264.9 million, and $208.5 million of total net sales for the years 2017, 2016, and 2015, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Net sales of pistols by the Company accounted for $176.2 million, $250.0 million, and $192.2 million of revenues for the years 2017, 2016, and 2015, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Net sales of revolvers by the Company accounted for $74.6 million, $104.9 million, and $113.3 million of revenues for the years 2017, 2016, and 2015, respectively.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for $23.9 million, $38.6 million, and $30.3 million of total net sales for the years 2017, 2016, and 2015, respectively.

Castings Products

Net sales attributable to the Company’s casting operations (excluding intercompany transactions) accounted for $4.6 million, $5.9 million, and $6.2 million, for 2017, 2016, and 2015, respectively. These sales represented approximately 1% of total net sales in each of these years.

Manufacturing

Firearms

The Company produces one model of pistol, all of its revolvers and most of its rifles at the Newport, New Hampshire facility. Most of the Company’s pistols are produced at the Prescott, Arizona facility. Some rifle models and two pistol models are produced at the Mayodan, North Carolina facility.

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

Investment Castings and Metal Injection Moldings

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

Marketing and Distribution

Firearms

The Company's firearms are primarily marketed through a network of federally licensed, independent wholesale distributors who purchase the products directly from the Company. They resell to federally licensed, independent retail firearms dealers who in turn resell to legally authorized end users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors. Each distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 19 distributors service the domestic commercial market, with an additional 23 distributors servicing the domestic law enforcement market and 41 distributors servicing the export market.

In 2017, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-21%; Lipsey’s-18%; Sports South-13%; and Jerry’s/Ellett Brothers-12%.

In 2016, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-19%; Lipsey’s-17%; Jerry’s/Ellett Brothers-15%; and Sports South-14%.

In 2015, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-18%; Lipsey’s-17%; Sports South-13%, and Jerry’s/Ellett Brothers-11%.

The Company employs 14 employees who service these distributors and call on retailers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end users rather than from the independent wholesale distributors, the Company believes that the loss of any distributor would not have a material, long-term adverse effect on the Company, but may have a material adverse effect on the Company’s financial results for a particular period. The Company considers its relationships with its distributors to be satisfactory.

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

Investment Castings and Metal Injection Moldings

The castings segment provides castings and MIM parts for the Company’s firearms segment. In addition, the castings segment produces some products for a number of customers in a variety of industries.

Competition

Firearms

Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category such as rifles or pistols, several competitors manufacture products in all four industry categories (rifles, shotguns, pistols, and revolvers). The principal methods of competition in the industry are product innovation, quality, availability, brand, and price. The Company believes that it can compete effectively with all of its present competitors.

Investment Castings and Metal Injection Moldings

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

Employees

As of February 1, 2018, the Company employed approximately 1,750 full-time employees, approximately 27% of whom had at least ten years of service with the Company. From time to time, the Company uses temporary employees to supplement its workforce. As of February 1, 2018, the Company had no temporary employees.

None of the Company's employees are subject to a collective bargaining agreement.

Research and Development

In 2017, 2016, and 2015, the Company spent approximately $9.8 million, $8.7 million, and $8.5 million, respectively, on research and development activities relating to new products and the improvement of existing products. As of February 1, 2018, the Company had approximately 70 employees whose primary responsibilities were research and development activities.

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

Name	Age	Position With Company

Christopher J. Killoy	59	President and Chief Executive Officer

Thomas A. Dineen	49	Senior Vice President, Treasurer and Chief Financial Officer

Thomas P. Sullivan	57	Senior Vice President of Operations

Kevin B. Reid, Sr.	57	Vice President, General Counsel and Corporate Secretary

Shawn C. Leska	46	Vice President, Sales

Christopher J. Killoy became President & Chief Executive Officer on May 9, 2017. Previously he served as President and Chief Operating Officer since January 1, 2014. Prior to that he served as Vice President of Sales and Marketing since November 27, 2006. Mr. Killoy originally joined the Company in 2003 as Executive Director of Sales and Marketing, and subsequently served as Vice President of Sales and Marketing from November 1, 2004 to January 25, 2005.

Thomas A. Dineen became Senior Vice President on July 10, 2017. Previously he served as Vice President since May 24, 2006. Prior to that he served as Treasurer and Chief Financial Officer since May 6, 2003 and had been Assistant Controller since 2001. Mr. Dineen joined the Company as Manager, Corporate Accounting in 1997.

Thomas P. Sullivan became Senior Vice President of Operations on July 1, 2017. Mr. Sullivan joined the Company as Vice President of Newport Operations for the Newport, New Hampshire Firearms and Pine Tree Castings divisions on August 14, 2006.

Kevin B. Reid, Sr. became Vice President and General Counsel on April 23, 2008. Previously he served as the Company’s Director of Marketing from June 4, 2007. Mr. Reid joined the Company in July 2001 as an Assistant General Counsel.

Shawn C. Leska became Vice President, Sales on November 6, 2015. Mr. Leska joined the Company in 1989 and has served in a variety of positions in the sales department. Most recently, Mr. Leska served as Director of Sales since 2011.

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

Additionally, the Company’s corporate governance materials, including its Corporate Governance Guidelines, the charters of the Audit, Compensation, Nominating and Corporate Governance, and Risk Oversight committees, and the Code of Business Conduct and Ethics may also be found under the “Investor Relations” subsection of the “Corporate” section of the Company’s Internet site at http://www.ruger.com/corporate. A copy of the foregoing corporate governance materials is available upon written request to the Corporate Secretary at Sturm, Ruger & Company, Inc., 1 Lacey Place, Southport, Connecticut 06890.

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

Over 90% of our sales are made to 19 federally licensed, independent wholesale distributors. We review our distributors’ financial statements and have credit insurance for many of them. However, our credit evaluations of distributors and credit insurance may not be completely effective, especially if an interest rate increase exacts an additional financial strain.

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

Misconduct, fraud or other improper activities by our employees or contractors could have a material adverse impact on our business and reputation. Such misconduct could include the failure to comply with federal, state, local or foreign government procurement regulations, regulations regarding the protection of personal information, laws and regulations relating to antitrust and any other applicable laws or regulations.

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

Each firearms facility contains enclosed ranges for testing firearms. The lease of the Prescott facility provides for rental payments which are approximately equivalent to estimated rates for real property taxes.

The Company has other facilities that were not used in its manufacturing operations in 2017:

	Approximate Aggregate Usable Square Feet	Status	Segment

Southport, Connecticut	25,000	Owned	Corporate

Newport, New Hampshire (Dorr Woolen Building)	45,000	Owned	Firearms

Enfield, Connecticut	10,000	Leased	Firearms

Rochester, New Hampshire	2,000	Leased	Firearms

Fairport, New York	3,700	Leased	Corporate

There are no mortgages or any other major encumbrance on any of the real estate owned by the Company.

The Company’s principal executive offices are located in Southport, Connecticut.

ITEM 3—LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 17 to the financial statements, which are included in this Form 10-K.

The Company has reported all cases instituted against it through September 30, 2017, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

One lawsuit was formally instituted against the Company during the three months ending December 31, 2017, captioned as David S. Palmer, on behalf of himself and all others similarly situated vs. Sturm, Ruger & Co., and filed in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The suit alleges breach of warranty and deceptive trade practices related to the sale of 10/22 Target Rifles.

During the three months ending December 31, 2017, the previously reported case of Terry W. Turner v. Sturm, Ruger & Company., Inc. and Winchester Ammunition, Inc. was dismissed, with prejudice.

ITEM 4—MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 9, 2018, the Company had 1,662 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported on the New York Stock Exchange and dividends paid on the Company’s common stock.

	High	Low	Dividends Per Share
2016:
First Quarter	$78.09	$49.62	$0.35
Second Quarter	69.73	57.25	0.48
Third Quarter	70.30	54.41	0.49
Fourth Quarter	65.95	47.15	0.41

2017:
First Quarter	$54.45	$47.75	$0.44
Second Quarter	68.60	53.00	0.48
Third Quarter	63.90	44.80	0.23
Fourth Quarter	57.20	45.70	0.21

Issuer Repurchase of Equity Securities

In 2017, 2016, and 2015 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

First Quarter 2015	82,100	$34.57	82,100
Fourth Quarter 2016	283,343	$49.43	283,343
First Quarter 2017
January 29 to February 25	900,997	$49.70	900,997
February 26 to April 1	173,288	$49.92	173,288
Third Quarter 2017
Jully 30 to August 2	4,490	$47.92	4,490
August 27 to September 30	240,933	$46.30	240,933
Total	1,685,151	$48.45	1,685,151	$30,710,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2017 approximately $31 million remained authorized for share repurchases.

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Recreation and Russell 2000 Index
(Performance Results Through 12/31/17)

$400
$300
$200
$100
$0
Sturm, Ruger & Co., Inc.
Standard & Poors 500
Recreation
Russell 2000 Index
$100.00
$166.95
$137.65
$137.00
$132.39
$156.88
$150.51
$141.84
$81.40
$178.02
$152.60
$142.92
$133.74
$192.83
$170.85
$159.78
$129.82
$231.81
$208.15
$180.79
$141.04
2012
2013
2014
2015
2016
2017

Assumes $100 invested at the close of trading 12/12 in Sturm, Ruger & Co., Inc. common stock, Standard & Poor’s 500, Recreation, and Russell 2000 Index.

* Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

	2012	2013	2014	2015	2016	2017
Sturm, Ruger & Co., Inc.	100.00	166.95	81.40	142.92	129.82	141.04
Standard & Poor’s 500	100.00	132.39	150.51	152.60	170.85	208.15
Recreation	100.00	137.65	156.88	178.02	192.83	231.81
Russell 2000 Index	100.00	137.00	141.84	133.74	159.78	180.79

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2017:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
			—
2007 Stock Incentive Plan	228,994	$8.95 per share	—
2017 Stock Incentive Plan	22,878	—	727,122
Equity compensation plans not approved by security holders
None.
Total	251,872	$8.95 per share	727,122

*	Restricted stock units are settled in shares of common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6—SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

December 31,
	2017	2016	2015	2014	2013
Net firearms sales	$517,701	$658,433	$544,850	$542,267	$678,552
Net castings sales	4,555	5,895	6,244	2,207	9,724
Total net sales	522,256	664,328	551,094	544,474	688,276
Cost of products sold	368,248	444,774	378,934	375,300	429,671
Gross profit	154,008	219,554	172,160	169,174	258,605
Income before income taxes	77,646	135,921	96,100	57,240	175,232
Income taxes	25,504	48,449	33,974	18,612	63,960
Net income	52,142	87,472	62,126	38,628	111,272
Basic earnings per share	2.94	4.62	3.32	1.99	5.76
Diluted earnings per share	2.91	4.59	3.21	1.95	5.58
Cash dividends per share	$1.36	$1.73	$1.10	$1.62	$2.12

December 31,
	2017	2016	2015	2014	2013
Working capital	$114,107	$133,870	$107,279	$57,792	$69,460
Total assets	284,318	346,879	315,883	254,382	277,118
Total stockholders’ equity	230,149	265,900	227,738	185,462	179,086
Book value per share	$13.21	$14.23	$12.17	$9.90	$9.26
Return on stockholders’ equity	21.0%	35.4%	30.1%	21.2%	81.2%
Current ratio	3.2 to 1	2.7 to 1	2.3 to 1	2.0 to 1	1.8 to 1
Common shares outstanding	17,427,100	18,688,500	18,713,400	18,737,000	19,348,000
Number of stockholders of record	1,664	1,678	1,702	1,726	1,718
Number of employees	1,838	2,120	1,920	1,847	1,862
Number of temporary employees	2	310	205	220	530

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

Results of Operations - 2017

Product Demand

The estimated sell-through of the Company’s products from the independent distributors to retailers decreased 17% in 2017 from 2016. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 11%. The decrease in estimated sell-through of the Company’s products from the independent distributors to retailers is attributable to:

•	Decreased overall consumer demand in 2017 due to stronger-than-normal demand during most of 2016, likely bolstered by the political campaigns for the November 2016 elections,
•	Reduced purchasing by retailers in an effort to reduce their inventories and generate cash,
•	Aggressive price discounting and lucrative consumer rebates offered by many of our competitors, and
•	Excess industry manufacturing capacity, which exacerbated the above factors.

New products represented $137.8 million or 27% of firearms sales in 2017, compared to $192.6 million or 29% of firearms sales in 2016. New product sales include only major new products that were introduced in the past two years. In 2017, new products included the Precision Rifle, the Mark IV pistols, the LCP II pistol, and the American pistol. In December 2017, the Company introduced the Pistol Caliber Carbine, the Security 9 pistol, and the EC9s pistol. Due to the timing of these launches, they had only a minimal impact on the 2017 financial results.

Estimated sell-through from distributors to retailers and total adjusted NICS background checks:

	2017	2016	2015

Estimated Units Sold from Distributors to Retailers (1)	1,663,100	2,007,200	1,793,800

Total Adjusted NICS Background Checks (2)	13,967,800	15,727,700	14,244,200

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Orders Received in 2017 decreased 44% from 2016. Our ending order backlog of 254,900 units at December 31, 2017 decreased 366,500 units from backlog of 621,400 units at December 31, 2016.

The units ordered, value of orders received and ending backlog, net of Federal Excise Tax, for the trailing three years are as follows (dollars in millions, except average sales price):

	2017	2016	2015

Orders Received	$386.2	$688.5	$463.2

Average Sales Price of Orders Received	$297	$306	$303

Ending Backlog	$75.4	$195.0	$137.8

Average Sales Price of Ending Backlog	$296	$314	$320

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels and manage increases in inventory. These reviews resulted in a decrease in total unit production of 24% in 2017 compared to 2016.

Annual Summary Unit Data

Firearms unit data for orders, production, and shipments follows:

	2017	2016	2015

Units Ordered	1,298,800	2,246,600	1,517,000

Units Produced	1,610,900	2,125,500	1,721,300

Units Shipped	1,665,300	2,055,500	1,738,100

Average Sales Price	$311	$320	$313

Units – Backlog	254,900	621,400	430,300

Inventories

The Company’s finished goods inventory decreased by 54,500 units during 2017.

Distributor inventories of the Company’s products increased by 2,000 units during 2017 and approximate a reasonable level to support rapid fulfillment of retailer demand.

Inventory data follows:

	December 31,
	2017	2016	2015
Units – Company Inventory	102,900	157,400	87,400

Units – Distributor Inventory (3)	321,300	319,300	271,000

Total inventory (4)	424,200	476,700	358,400

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.
(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2017, as compared to year ended December 31, 2016:

Net Sales

Consolidated net sales were $522.3 million in 2017. This represents a decrease of $142.0 million or 21.4% from 2016 consolidated net sales of $664.3 million.

Firearms segment net sales were $517.7 million in 2017. This represents a decrease of $140.7 million or 21.4% from 2016 firearms net sales of $658.4 million. Firearms unit shipments decreased 19.0% in 2017.

Casting segment net sales were $4.6 million in 2017. This represents a decrease of $1.3 million or 22.7% from 2016 casting sales of $5.9 million.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $368.2 million in 2017. This represents a decrease of $76.6 million or 17.2% from 2016 consolidated cost of products sold of $444.8 million.

The gross margin was 29.5% in 2017. This represents a decrease from 33.0% in 2016 as illustrated below:

(in thousands)

Year Ended December 31,	2017		2016

Net sales	$522,256	100.0%	$664,328	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability; and product recall	367,551	70.4%	441,773	66.5%
LIFO expense	2,639	0.5%	481	0.1%

Overhead rate adjustments to inventory	(4,423)	(0.9)%	482	0.1%

Labor rate adjustments to inventory	(379)	(0.1)%	(17)	—

Product liability	360	0.1%	2,055	0.3%

Product recall	2,500	0.5%

Total cost of products sold	368,248	70.5%	444,774	67.0%

Gross profit	$154,008	29.5%	$219,554	33.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall- In 2017, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability increased 3.9% as a percentage of sales compared to 2016. This decreased profitability is attributable to the decrease in sales which resulted in unfavorable de-leveraging of fixed manufacturing costs, including depreciation and indirect labor.

LIFO- Gross inventories decreased by $11.8 million in 2017 and increased $18.1 million in 2016. In 2017 and 2016, the Company recognized LIFO expense of $2.6 million and $0.5 million, respectively, which increased cost of products sold.

Overhead Rate Change- The net impact on inventory in 2017 and 2016 from the change in the overhead rates used to absorb overhead expenses into inventory was an increase of $4.4 million and a decrease of $0.5 million, respectively, reflecting decreased overhead efficiency in 2017 and increased overhead efficiency in 2016. The increase in inventory value in 2017 resulted in a corresponding decrease to cost of products sold and the decrease in inventory value in 2016 resulted in a corresponding increase to cost of products sold.

Labor Rate Adjustments- In 2017, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was an increase of $0.4 million, reflecting decreased labor efficiency. This increase in inventory value resulted in a corresponding decrease to cost of products sold. In 2016, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was de minimis.

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $0.4 million and $2.1 million in 2017 and 2016, respectively. See Note 17 in the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Product Recall – In June 2017, the Company discovered that Mark IV pistols manufactured prior to June 1, 2017 had the potential to discharge unintentionally if the safety was not utilized correctly. The Company recalled all Mark IV pistols and recorded a $2.5 million expense in the second quarter, which is the expected total cost of the recall. No such expense was recorded in the prior year.

Gross Profit- Gross profit was $154.0 million or 29.5% of sales in 2017. This is a decrease of $65.6 million from 2016 gross profit of $219.6 million or 33.0% of sales in 2016.

Selling, General and Administrative

Selling, general and administrative expenses were $77.6 million in 2017, a decrease of $7.5 million from $85.1 million in 2016, and an increase from 12.8% of sales in 2016 to 14.9% of sales in 2017. The decrease is primarily attributable to the absence of the “2.5 Million Gun Challenge” and the “Ruger $5 Million Match Challenge”, both of which were in effect in 2016. The decrease was partially offset by increased firearms promotional activities in 2017.

Other Operating Income, net

Other operating income, net was de minimis in 2017 and 2016.

Operating Income

Operating income was $76.3 million or 14.6% of sales in 2017. This is a decrease of $58.1 million from 2016 operating income of $134.4 million or 20.2% of sales.

Royalty Income

Royalty income was $0.5 million in 2017 and $1.1 million in 2016.

Interest Income and Interest Expense

Interest income and interest expense were negligible in 2017 and 2016.

Other Income, Net

Other income, net was $0.9 million in 2017, an increase of $0.4 million from income of $0.5 million in 2016.

Income Taxes and Net Income

The effective income tax rate was 32.8% in 2017 and 35.6% in 2016. The decrease in the effective tax rate in 2017 is primarily attributable to:

•	the inclusion of the tax impact of 2017 equity-based compensation in income taxes, as required by newly issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share Based Payment Accounting”, which reduced the effective tax rate by 0.9%. In the prior year, the tax impact of equity-based compensation was recorded directly into equity, and
•	The revaluation of the Company’s net deferred tax liability at December 31, 2017 to reflect the impact of the lower statutory corporate tax rate enacted by the “Tax Cuts and Jobs Act”, which reduced the effective tax rate by 0.7%.

The effective tax rate is expected to decrease to 24.5% in 2018 principally due to the “2017 Tax Cuts and Jobs Act” which reduces the Federal corporate income tax rate to 21% beginning in 2018.

As a result of the foregoing factors, consolidated net income was $52.1 million in 2017. This represents a decrease of $35.4 million from 2016 consolidated net income of $87.5 million.

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

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2017	2016

Net income	$52,142	$87,472

Income tax expense	25,504	48,449
Depreciation and amortization expense	34,264	35,355
Interest expense	152	186
Interest income	(27)	(14)
EBITDA	$112,035	$171,448

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

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2017
	Q4	Q3	Q2	Q1

Units Ordered	467,500	221,900	214,400	395,000

Units Produced	320,800	327,300	432,900	529,900

Units Shipped	383,200	329,100	432,000	521,000

Estimated Units Sold from Distributors to Retailers	425,600	341,300	362,400	533,800

Total Adjusted NICS Background Checks	4,210,000	2,948,000	3,116,000	3,694,000

Average Unit Sales Price	$306	$315	$302	$319

Units – Backlog	254,900	170,600	277,800	495,400

Units – Company Inventory	102,900	165,400	167,200	166,200

Units – Distributor Inventory (5)	321,300	363,800	376,000	306,400

	2016
	Q4	Q3	Q2	Q1

Units Ordered	432,100	445,700	399,400	969,400

Units Produced	566,200	527,600	529,600	502,100

Units Shipped	527,300	507,500	504,000	516,700

Estimated Units Sold from Distributors to Retailers	529,100	453,400	453,700	571,000

Total Adjusted NICS Background Checks	4,861,000	3,519,000	3,199,000	4,148,000

Average Unit Sales Price	$304	$315	$330	$332

Units – Backlog	621,400	716,600	778,400	883,000

Units – Company Inventory	157,400	118,500	98,500	72,800

Units – Distributor Inventory (5)	319,300	321,100	267,000	216,700

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2017
	Q4	Q3	Q2	Q1

Orders Received	$129.0	$62.9	$62.4	$131.9

Average Sales Price of Orders Received	$276	$283	$291	$334

Ending Backlog	$75.4	$56.6	$95.0	$163.8

Average Sales Price of Ending Backlog	$296	$332	$342	$331

	2016
	Q4	Q3	Q2	Q1

Orders Received	$130.2	$116.5	$145.7	$296.1

Average Sales Price of Orders Received	$301	$261	$365	$305

Ending Backlog	$195.0	$219.1	$257.6	$276.1

Average Sales Price of Ending Backlog	$314	$306	$331	$313

Fourth Quarter Gross Profit Analysis

The gross margin for the fourth quarter of 2017 and 2016 was 28.0% and 33.1%, respectively. Details of the gross margin are illustrated below:

(in thousands)

Three Months Ended December 31,	2017		2016

Net sales	$118,230	100.0%	$161,849	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	85,972	72.7%	109,977	67.9%

LIFO (income) expense	464	0.4%	(1,295)	(0.8)%

Overhead rate adjustments to inventory	(1,132)	(0.9)%	(756)	(0.5)%

Labor rate adjustments to inventory	(71)	(0.1)%	(133)	(0.1)%

Product liability	(97)	(0.1)%	560	0.4%

Total cost of products sold	85,136	72.0%	108,353	66.9%

Gross profit	$33,094	28.0%	$53,496	33.1%

Note: For a discussion of the captions in the above table, please see the “Cost of Products Sold and Gross Profit” discussion above.

Results of Operations - 2016

Year ended December 31, 2016, as compared to year ended December 31, 2015:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2016	2015	2014

Units Ordered	2,246,600	1,517,000	921,900

Units Produced	2,125,500	1,721,300	1,867,800

Units Shipped	2,055,500	1,738,100	1,791,300

Average Sales Price	$320	$313	$303

Units – Backlog	621,400	430,300	651,400

Units – Company Inventory	157,400	87,400	104,200

Units – Distributor Inventory (1)	319,300	271,000	326,700

Castings Setups	170,681	164,212	201,592

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2016	2015	2014

Orders Received	$688.5	$463.2	$286.8

Average Sales Price of Orders Received (2)	$306	$303	$311

Ending Backlog (2)	$195.0	$137.8	$204.2

Average Sales Price of Ending Backlog (2)	$314	$320	$313

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

The gross margin was 33.0% in 2016. This represents an increase from 31.2% in 2015 as illustrated below:

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

Financial Condition

Liquidity

At December 31, 2017, the Company had cash and cash equivalents of $63.5 million. Our pre-LIFO working capital of $159.3 million, less the LIFO reserve of $45.2 million, resulted in working capital of $114.1 million and a current ratio of 3.2 to 1.

Operations

Cash provided by operating activities was $101.2 million, $104.8 million, and $112.6 million in 2017, 2016, and 2015, respectively. The decrease in cash provided in 2017 compared to 2016 is attributable to decreased profitability, partially offset by a decrease in inventories in 2017 and an increase in inventories in 2016 and other working capital fluctuations.

The decrease in cash provided in 2016 compared to 2015 is attributable to an increase in inventory in 2016 compared to a decrease in 2015, partially offset by a decrease in accounts receivable in 2016 compared to an increase in 2015, and increased profitability in 2015.

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

Investing and Financing

Capital expenditures were $33.6 million, $35.2 million, and $28.7 million in 2017, 2016, and 2015, respectively. In 2018, the Company expects capital expenditures to approximate $15 million, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the budgeted amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

In 2017, the Company repurchased 1,319,708 shares of its common stock for $64.8 million in the open market. The average price per share purchased was $49.14. These purchases were funded with cash on hand. In 2016, the Company repurchased 283,343 shares of its common stock for $14.0 million in the open market. The average price per share purchased was $49.43. These purchases were funded with cash on hand. In 2015, the Company repurchased 82,100 shares of its common stock for $2.8 million in the open market. The average price per share purchased was $34.57. These purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2017, $30.7 million remained authorized for future share repurchases.

The Company paid dividends totaling $23.9 million, $32.8 million, and $20.6 million in 2017, 2016, and 2015, respectively. The dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On February 16, 2018, the Company’s Board of Directors authorized a dividend of 23¢ per share to shareholders of record on March 15, 2018. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash, and the Company’s need for funds.

The Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2018, remained unused at December 31, 2017 and the Company has no debt.

Contractual Obligations

The table below summarizes the Company’s significant contractual obligations at December 31, 2017, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2017.

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

Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$204	$204	$—	$—	—
Purchase Obligations	$30,522	$30,522	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$30,726	$30,726	$	$—	—

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company adopted ASU 2015-17 in the first quarter of 2017 and applied it retroactively to all prior periods presented in the financial statements. The impact of adopting this change in accounting principle on the December 31, 2016 balance sheet was to reduce current deferred tax assets and working capital by $8.8 million and noncurrent deferred tax liabilities by $8.5 million from the amounts previously reported for these items.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2017. The new standard will be effective for the Company in the first quarter of 2018 and can be applied using a modified retrospective or full retrospective method. The Company has evaluated the new standard against its existing accounting policies and practices, including reviewing standard purchase orders, invoices, shipping terms, and reviewing agreements with customers. The Company expects to adopt the new standard in the first quarter of 2018 using the modified retrospective transition method. The Company will modify its revenue recognition related to certain of its sales promotion activities that involve the shipment of no charge firearms. As a result, the Company expects to record a contract liability of approximately $7 million on January 1, 2018. In addition, certain promotional expenses that had been classified as selling expenses will be recorded as cost of products sold in future periods. The Company believes the new guidance will not have a material impact on the Company’s consolidated financial results, cash flows, or financial position, but may have a material impact on the Company’s financial results for a particular period.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Sturm, Ruger & Company, Inc. and Subsidiary's (“the Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and our report dated February 21, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/RSM US LLP

Stamford, Connecticut

February 21, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiary (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 , and the related notes and schedule (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 21, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement , whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/RSM US LLP

We have served as the Company's auditor since 2005.

Stamford, Connecticut

February 21, 2018

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2017	2016

Assets
Current Assets
Cash and cash equivalents	$63,487	$87,126
Trade receivables, net	60,082	69,442

Gross inventories	87,592	99,417
Less LIFO reserve	(45,180)	(42,542)
Less excess and obsolescence reserve	(2,698)	(2,340)
Net inventories	39,714	54,535

Prepaid expenses and other current assets	3,501	3,660
Total Current Assets	166,784	214,763

Property, Plant, and Equipment	365,013	331,639
Less allowances for depreciation	(261,218)	(227,398)
Net property, plant and equipment	103,795	104,241

Deferred income taxes	—	334
Other assets	13,739	27,541
Total Assets	$284,318	$346,879

See accompanying notes to consolidated financial statements.

December 31,	2017	2016

Liabilities and Stockholders’ Equity
Current Liabilities

Trade accounts payable and accrued expenses	$32,422	$48,493
Product liability	729	1,733
Employee compensation and benefits	14,315	25,467
Workers’ compensation	5,211	5,200
Total Current Liabilities	52,677	80,893

Product liability	90	86
Deferred income taxes	1,402	—

Contingent liabilities (Note 17)	—	—

Stockholders’ Equity
Common stock, non-voting, par value $1: Authorized shares – 50,000; none issued
Common stock, par value $1: Authorized shares – 40,000,000 2017 – 24,092,488 issued, 17,427,090 outstanding 2016 – 24,034,201 issued, 18,688,511 outstanding	24,092	24,034
Additional paid-in capital	28,329	27,211
Retained earnings	321,323	293,400
Less: Treasury stock – at cost 2017 – 6,665,398 shares 2016 – 5,345,690 shares	(143,595)	(78,745)
Total Stockholders’ Equity	230,149	265,900
Total Liabilities and Stockholders’ Equity	$284,318	$346,879

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2017	2016	2015

Net firearms sales	$517,701	$658,433	$544,850
Net castings sales	4,555	5,895	6,244
Total net sales	522,256	664,328	551,094

Cost of products sold	368,248	444,774	378,934

Gross profit	154,008	219,554	172,160

Operating Expenses:
Selling	49,232	56,146	49,864
General and administrative	28,396	29,004	27,864
Other operating income, net	31	(5)	(113)
Total operating expenses	77,659	85,145	77,615

Operating income	76,349	134,409	94,545

Other income:
Royalty income	506	1,142	1,084
Interest income	27	14	5
Interest expense	(152)	(186)	(156)
Other income, net	916	542	622
Total other income, net	1,297	1,512	1,555

Income before income taxes	77,646	135,921	96,100

Income taxes	25,504	48,449	33,974

Net income and comprehensive income	$52,142	$87,472	$62,126

Basic Earnings Per Share	$2.94	$4.62	$3.32

Diluted Earnings Per Share	$2.91	$4.59	$3.21

Cash Dividends Per Share	$1.36	$1.73	$1.10

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2014	$23,717	$25,472	$198,159	$(61,886)	$185,462
Net income			62,126		62,126
Dividends paid			(20,569)		(20,569)
Stock-based compensation		4,530			4,530
Exercise of stock options and vesting of RSU’s		(788)			(788)
Tax benefit realized from exercise of stock options and vesting of RSU’s		436			436
Common stock issued – compensation plans	59	(59)			—
Unpaid dividends accrued			(618)		(618)
Repurchase of 82,100 shares of common stock				(2,841)	(2,841)
Balance at December 31, 2015	23,776	29,591	239,098	(64,727)	227,738
Net income			87,472		87,472
Dividends paid			(32,815)		(32,815)
Stock-based compensation		3,054			3,054
Exercise of stock options and vesting of RSU’s		(14,002)			(14,002)
Tax benefit realized from exercise of stock options and vesting of RSU’s		8,826			8,826
Common stock issued – compensation plans	258	(258)			—
Unpaid dividends accrued			(355)		(355)
Repurchase of 283,343 shares of common stock				(14,018)	(14,018)
Balance at December 31, 2016	24,034	27,211	293,400	(78,745)	$265,900
Net income			52,142		52,142
Dividends paid			(23,905)		(23,905)
Stock-based compensation		3,659			3,659
Exercise of stock options and vesting of RSU’s		(2,483)			(2,483)
Common stock issued – compensation plans	58	(58)			—
Unpaid dividends accrued			(314)		(314)
Repurchase of 1,319,708 shares of common stock				(64,850)	(64,850)
Balance at December 31, 2017	$24,092	$28,329	$321,323	$(143,595)	$230,149

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2017	2016	2015

Operating Activities
Net income	$52,142	$87,472	$62,126
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,264	35,355	36,235
Stock-based compensation	3,659	3,054	4,530
Excess and obsolescence inventory reserve	358	522	(1,468)
Loss (gain) on sale of assets	31	59	(113)
Deferred income taxes	1,736	1,836	(3,257)
Changes in operating assets and liabilities:
Trade receivables	9,360	2,279	(21,986)
Inventories	14,463	(17,958)	9,058
Trade accounts payable and accrued expenses	(16,060)	5,602	6,808
Employee compensation and benefits	(11,466)	(3,186)	9,378
Product liability	(1,000)	1,075	(101)
Prepaid expenses, other assets and other liabilities	13,704	(6,348)	6,553
Income taxes payable	—	(4,962)	4,806
Cash provided by operating activities	101,191	104,800	112,569

Investing Activities
Property, plant, and equipment additions	(33,596)	(35,215)	(28,705)
Net proceeds from sale of assets	3	325	222
Cash used for investing activities	(33,593)	(34,890)	(28,483)

Financing Activities
Dividends paid	(23,905)	(32,815)	(20,569)
Tax benefit from share-based compensation	—	8,825	436
Repurchase of common stock	(64,850)	(14,018)	(2,841)
Payment of employee withholding tax related to share-based compensation	(2,482)	(14,001)	(999)
Proceeds from exercise of stock options	—	—	211
Cash used for financing activities	(91,237)	(52,009)	(23,762)

(Decrease) increase in cash and cash equivalents	(23,639)	17,901	60,324
Cash and cash equivalents at beginning of year	87,126	69,225	8,901
Cash and cash equivalents at end of year	$63,487	$87,126	$69,225

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

The Company manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and utilizes available capacity to manufacture and sell investment castings and MIM parts to unaffiliated, third-party customers. Castings were approximately 1% of the Company’s total sales for the year ended December 31, 2017.

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

Revenue Recognition

Substantially all product sales are sold FOB (free on board) shipping point. Revenue is recognized when product is shipped and the customer takes ownership and assumes the risk of loss. Accruals are made for sales discounts and incentives based on the Company’s experience. The Company accounts for cash sales discounts as a reduction in sales and sales incentives as a charge to selling expense. Amounts billed to customers for shipping and handling fees are included in net sales and costs incurred by the Company for the delivery of goods are classified as selling expenses. Federal excise taxes are excluded from net sales. See “Recent Accounting Pronouncements” below for a discussion of revenue recognition in future periods.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2017, 2016, and 2015, were $3.1 million, $2.9 million, and $3.0 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $4.8 million, $5.7 million, and $6.4 million in 2017, 2016, and 2015, respectively.

Research and Development

In 2017, 2016, and 2015, the Company spent approximately $9.8 million, $8.7 million, and $8.5 million, respectively, on research and development activities relating to new products and the improvement of existing products. These costs are expensed as incurred.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the impact of options, restricted stock units, and deferred stock outstanding using the treasury stock method.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The new guidance requires that all deferred tax assets and liabilities be presented as a net noncurrent asset or liability on the balance sheet. Previously such items were presented as a net current asset or liability and a net noncurrent asset or liability. The new guidance was effective for fiscal years beginning after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2015-17 in the first quarter of 2017 and applied it retroactively to all prior periods presented in the financial statements. The impact of adopting this change in accounting principle on the December 31, 2016 balance sheet was to reduce current deferred tax assets and working capital by $8.8 million and noncurrent deferred tax liabilities by $8.5 million from the amounts previously reported for these items.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2017. The new standard will be effective for the Company in the first quarter of 2018 and can be applied using a modified retrospective or full retrospective method. The Company has evaluated the new standard against its existing accounting policies and practices, including reviewing standard purchase orders, invoices, shipping terms, and reviewing agreements with customers. The Company expects to adopt the new standard in the first quarter of 2018 using the modified retrospective transition method. The Company will modify its revenue recognition related to certain of its sales promotion activities that involve the shipment of no charge firearms. As a result, the Company expects to record a contract liability of approximately $7 million on January 1, 2018. In addition, certain promotional expenses that had been classified as selling expenses will be recorded as cost of products sold in future periods. The Company believes the new guidance will not have a material impact on the Company’s consolidated financial results, cash flows, or financial position, but may have a material impact on the Company’s financial results for a particular period.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The most significant change in the new compensation guidance is that all excess tax benefits and tax deficiencies (including tax benefits of dividends) on share-based compensation awards should be recognized in the Statement of Income as income tax expense. Previously such benefits or deficiencies were recognized in the Balance Sheet as adjustments to additional paid-in capital. The new guidance was effective in fiscal years beginning after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2016-09 in the first quarter of 2017. The impact of adopting this change in accounting principle reduced the Company’s effective tax rate by 2% for the period ending December 31, 2017. This did not have a material impact on the Company’s results of operations or financial position.

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

2.       Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2017	2016

Trade receivables	$61,707	$71,247
Allowance for doubtful accounts	(400)	(400)
Allowance for discounts	(1,225)	(1,405)
	$60,082	$69,442

In 2017, the largest individual trade receivable balances accounted for 22%, 20%, and 12% of total trade receivables, respectively.

In 2016, the largest individual trade receivable balances accounted for 19%, 15%, 14%, and 11% of total trade receivables, respectively.

3.       Inventories

Inventories consist of the following:

December 31,	2017	2016

Finished goods	$22,558	$24,099
Materials and products in process	62,336	72,978
	84,894	97,077
Adjustment of inventories to a LIFO basis	(45,180)	(42,542)
	$39,714	$54,535

In 2017, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases, the effect of which decreased 2017 costs of products sold by approximately $0.4 million.

4.       Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2017	2016

Land and improvements	$1,986	$1,986
Buildings and improvements	51,361	49,183
Machinery and equipment	265,772	242,169
Dies and tools	45,894	38,301
	$365,013	$331,639

5.       Other Assets

Other assets consist of the following:

December 31,	2017	2016

Patents, at cost	$6,814	$6,525
Accumulated amortization	(4,202)	(3,915)
Deposits on capital items	7,958	21,436
Other	3,169	3,495
	$13,739	$27,541

The capitalized cost of patents is amortized using the straight-line method over their useful lives. The cost of patent amortization was $0.3 million, $0.3 million, and $0.3 million in 2017, 2016, and 2015, respectively. The estimated annual patent amortization cost for each of the next five years is $0.3 million. Costs incurred to maintain existing patents are charged to expense in the year incurred.

Software development costs were incurred to develop and implement an integrated ERP system prior to the time the system became operational. These costs were capitalized and amortized using the straight line method over a period of sixty months. They became completely amortized in 2016. Costs incurred subsequent to the system becoming operational are being expensed. The cost of software development cost amortization was $0.3 million and $0.4 million in 2016 and 2015, respectively.

6.       Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2017	2016

Trade accounts payable	$8,758	$16,973
Federal excise taxes payable	10,509	14,275
Accrued other	13,155	17,245
	$32,422	$48,493

7.       Line of Credit

The Company has an unsecured $40 million revolving line of credit with a bank. This facility, which is renewable annually, has an expiration date of June 15, 2018.

The credit facility remained unused throughout 2016 and 2017. Borrowings under this facility would bear interest at LIBOR (2.106% at December 31, 2017) plus 200 basis points and the Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At December 31, 2017 and 2016, the Company was in compliance with the terms and covenants of the credit facility.

8.       Employee Benefit Plans

The Company sponsors a qualified defined-contribution 401(k) plan that covers substantially all of its employees. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions to their individual 401(k) accounts using the “safe harbor” guidelines provided in the Internal Revenue Code. Expenses related to matching employee contributions to the 401(k) plan were $3.5 million, $3.7 million, and $3.3 million in 2017, 2016, and 2015, respectively.

Additionally, in 2017, 2016, and 2015 the Company provided discretionary supplemental contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $5.6 million, $6.0 million, and $5.0 million in 2017, 2016, and 2015, respectively.

9.       Other Operating Income, net

Other operating income, net consists of the following:

Year ended December 31,	2017	2016	2015

(Loss) gain on sale of operating assets	$(31)	$5	$113
Total other operating income, net	$(31)	$5	$113

10.       Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2017		2016		2015
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$20,232	$1,865	$31,393	$10,181	$31,382	$(2,774)
State	3,987	(580)	5,678	1,197	5,849	(483)
	$24,219	$1,285	$37,071	$11,378	$37,231	$(3,257)

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9	3.3	3.6
Domestic production activities deduction	(2.6)	(2.3)	(3.2)
Impact of Accounting Standard Update 2016-09	(0.9)	—	—
Impact of Tax Cuts and Jobs Act on deferred taxes	(0.7)	—	—
Other items	(0.9)	(0.4)	—
Effective income tax rate	32.8%	35.6%	35.4%

As discussed in the Recent Accounting Pronouncements section of Note 1 to the Consolidated Financial Statements, the Company adopted ASU 2016-09 in the first quarter of 2017. The impact of adopting this change in accounting principle reduced the Company’s effective tax rate by 0.9% for the period ending December 31, 2017. This did not have a material impact on the Company’s results of operations or financial position.

The Tax Cuts and Job Act of 2017 lowers the statutory corporate tax rate from 35% to 21% for years beginning after December 31, 2017. The Company estimates that its effective tax rate in 2018 will approximate 24.5%. As a result, the value of net deferred tax liabilities at December 31, 2017 was reduced by $0.5 million.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The new guidance requires that all deferred tax assets and liabilities be presented as a net noncurrent asset or liability on the balance sheet. Previously such items were presented as a net current asset or liability and a net noncurrent asset or liability. The new guidance was effective for fiscal years beginning after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2015-17 in the first quarter of 2017 and applied it retroactively to all prior periods presented in the financial statements. The impact of adopting this change in accounting principle on the December 31, 2016 balance sheet was to reduce current deferred tax assets and working capital by $8.8 million and noncurrent deferred tax liabilities by $8.5 million from the amounts previously reported for these items.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2017	2016
Deferred tax assets
Product Liability	$201	$655
Employee compensation and benefits	2,336	3,627
Allowances for doubtful accounts and discounts	1,769	3,813
Inventories	758	981
Stock-based compensation	1,406	2,527
Other	1,326	1,533
Total deferred tax assets	7,796	13,136
Deferred tax liabilities:
Depreciation	8,956	12,457
Other	242	345
Total deferred tax liabilities	9,198	12,802
Net deferred tax (liabilities) assets	$(1,402)	$334

The Company made income tax payments of approximately $23.4 million, $43.0 million, and $27.5 million, during 2017, 2016, and 2015, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income or carry back against taxes previously paid.

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

11.       Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2017	2016	2015

Numerator:
Net income	$52,142	$87,472	$62,126
Denominator:
Weighted average number of common shares outstanding – Basic	17,725,494	18,931,415	18,696,659
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	213,596	118,100	668,420
Weighted average number of common shares outstanding – Diluted	17,939,090	19,049,515	19,365,079

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There are no anti-dilutive stock options in 2017, 2016, and 2015 because the closing price of the Company’s stock on December 31, 2017, 2016, and 2015 exceeded the strike price of all outstanding options on each of those dates.

12.       Stock Repurchases

In 2017, 2016, and 2015 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

First Quarter 2015	82,100	$34.57	82,100
Fourth Quarter 2016	283,343	$49.43	283,343
First Quarter 2017
January 29 to February 25	900,997	$49.70	900,997
February 26 to April 1	173,288	$49.92	173,288
Third Quarter 2017
July 30 to August 26	4,490	$47.92	4,490
August 27 to September 30	240,933	$46.30	240,933
Total	1,685,151	$48.45	1,685,151	$30,710,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2017, approximately $31 million remained authorized for share repurchases.

13.       Compensation Plans

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 727,000 shares remain available for future grants as of December 31, 2017.

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”), which had similar provisions as the 2017 SIP. The 2007 SIP plan expired

April 24, 2017. The Company had reserved 2,550,000 shares for issuance under the 2007 SIP, of which 2,182,000 shares were issued.

Compensation expense related to stock options is recognized based on the grant-date fair value of the awards estimated using the Black-Scholes option pricing model. Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock, using either the actual share price or an estimated value using the Monte Carlo valuation model. The total stock-based compensation cost included in the Statements of Income was $3.7 million, $3.1 million, and $4.5 million in 2017, 2016, and 2015, respectively.

Stock Options

There were no stock options granted in 2017, 2016 or 2015.

The following table summarizes the stock option activity of the 2007 SIP:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2014	40,977	8.82	6.29	4.1
Granted	—	—	—	—
Exercised	(29,139)	8.77	6.13	3.1
Canceled	—	—	—	—
Outstanding at December 31, 2015	11,838	8.95	6.69	3.3
Granted	—	—	—	—
Exercised	—	—	—
Canceled	—	—	—	—
Outstanding at December 31, 2016	11,838	8.95	6.69	2.3
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at December 31, 2017	11,838	8.95	6.69	1.3
Exercisable Options Outstanding at December 31, 2017	11,838	8.95	6.69	1.3
Non-Vested Options Outstanding at December 31, 2017	—	—	—	—

At December 31, 2017, the aggregate intrinsic value of all options, including exercisable options, was $0.5 million.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2017, 5,432 deferred stock awards were issued to non-employee directors that will vest in May 2018 and 6,360 deferred stock awards were issued to non-employee directors that will vest in May 2020.

In 2016, 3,881 deferred stock awards were issued to non-employee directors that vested in May 2017 and 5,292 deferred stock awards were issued to non-employee directors that will vest in May 2019.

In 2015, 4,000 deferred stock awards were issued to non-employee directors that vested in April 2016 and 5,370 deferred stock awards were issued to non-employee directors that will vest in April 2018.

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.7 million, $0.6 million and $0.6 million in 2017, 2016, and 2015, respectively.

At December 31, 2017, there was $0.7 million of unrecognized compensation cost related to deferred stock that is expected to be recognized over a period of three years.

Restricted Stock Units

The Company grants restricted stock units in lieu of incentive stock options to senior employees. Some of these RSU’s are retention awards and have only time-based vesting. Other RSU’s have a vesting “double trigger.” The vesting of these RSU’s is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors, stock performance relative to industry indices, and the passage of time.

During 2017, 114,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $4.3 million, of which $1.2 million was recognized in 2017. The costs are being recognized ratably over the remaining periods required before the units vest, which range from 24 to 26 months.

During 2016, 62,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $3.4 million, of which $0.8 million was recognized in 2016. The costs are being recognized ratably over the remaining periods required before the units vest, which ranged from 24 to 28 months.

During 2015, 76,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $1.9 million, of which $0.5 million was recognized in 2015. The costs are being recognized ratably over the remaining periods required before the units vest, which ranged from 26 to 48 months.

At December 31, 2017, there was $5.5 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a period of 3.25 years.

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

Year ended December 31,	2017	2016	2015
Net Sales
Firearms	$517,701	$658,433	$544,850
Castings
Unaffiliated	4,555	5,895	6,244
Intersegment	24,436	36,779	31,585
	28,991	42,674	37,829
Eliminations	(24,436)	(36,779)	(31,585)
	$522,256	$664,328	$551,094
Income (Loss) Before Income Taxes
Firearms	$77,368	$136,390	$98,565
Castings	(53)	(1,237)	(3,407)
Corporate	331	768	942
	$77,646	$135,921	$96,100
Identifiable Assets
Firearms	$206,091	$242,758	$221,670
Castings	12,524	16,096	15,289
Corporate	65,703	88,025	78,924
	$284,318	$346,879	$315,883
Depreciation
Firearms	$31,701	$32,010	$32,409
Castings	2,118	2,688	3,029
	$33,819	$34,698	$35,438
Capital Expenditures
Firearms	$32,710	$33,455	$26,246
Castings	886	1,760	2,459
	$33,596	$35,215	$28,705

In 2017, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-21%; Lipsey’s-18%; Sports South-13%; and Jerry’s/Ellett Brothers-12%.

In 2016, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-19%; Lipsey’s-17%; Jerry’s/Ellett Brothers-15%; and Sports South-14%.

In 2015, the Company’s largest customers and the percent of total sales they represented were as follows: Davidson’s-18%; Lipsey’s-17%; Sports South-13%; and Jerry’s/Ellett Brothers-11%.

The Company’s assets are located entirely in the United States and domestic sales represented at least 96% of total sales in 2017, 2016, and 2015.

15.       Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2017:

	Three Months Ended
	4/1/17	7/1/17	9/30/17	12/31/17
Net Sales	$167,355	$131,854	$104,817	$118,230
Gross profit	55,753	34,946	30,214	33,094
Net income	22,224	10,199	9,370	10,350
Basic earnings per share	1.22	0.58	0.53	0.59
Diluted earnings per share	$1.21	$0.57	$0.52	$0.59

	Three Months Ended
	4/2/16	7/2/16	10/1/16	12/31/16
Net Sales	$173,109	$167,944	$161,427	$161,848
Gross profit	59,113	56,694	50,251	53,496
Net income	23,278	23,515	19,850	20,829
Basic earnings per share	1.23	1.24	1.05	1.11
Diluted earnings per share	$1.21	$1.22	$1.03	$1.10

16.       Related Party Transactions

From time to time, the Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. The Company paid the NRA $0.8 million, $8.4 million and $1.6 million in 2017, 2016 and 2015, respectively, which primarily related to the 2016 “Ruger $5 Million Match Campaign” and the 2015-16 “2.5 Million Gun Challenge”. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company has contracted with Symbolic, Inc. (“Symbolic”) to assist in its marketing efforts. During the years ended December 31, 2017, 2016, and 2015, the Company paid Symbolic $1.4 million, $1.9 million, and $2.0 million, respectively, which amounts included $0.9 million, $0.9 million, and $1.1 million, respectively, for the reimbursement of expenses paid by Symbolic on the Company’s behalf. Symbolic’s principal and founder was named the Company’s Vice President of Marketing in June 2017, and remains a partner of Symbolic.

17.       Contingent Liabilities

As of December 31, 2017, the Company was a defendant in four (4) lawsuits and is aware of certain other such claims. The lawsuits fall into four categories: traditional product liability litigation, patent litigation, non-product litigation, and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

One of the four lawsuits mentioned above involves claims for damages related to an allegedly defective product due to its design and/or manufacture. This lawsuit stems from a specific incident of personal injury and is based on a traditional product liability theory such as strict liability, negligence and/or breach of warranty.

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

Pursuant to the Company's Motion for Summary Judgment, filed on February 15, 2017, the Court dismissed the plaintiff’s claim of literal infringement, but allowed the case to proceed to discovery on alternate theories. Since then, the parties have been engaging in discovery and the Company has filed a renewed Motion for Summary Judgment, which has not yet been set for hearing.

The Company management believes that the allegations in this case are unfounded, that there is no infringement of plaintiff’s patent, that plaintiffs patent is invalid, and there should be no recovery against the Company.

Non-Product Litigation

David S. Palmer, on behalf of himself and all others similarly situated vs. Sturm, Ruger & Co. is a putative class-action suit filed in Florida state court on October 17, 2017 on behalf of Florida consumers. The suit alleges breach of warranty and deceptive trade practices related to the sale of 10/22 Target Rifles. The Company filed an Answer denying all material allegations and a Motion to Strike the putative class representative’s claims. That motion remains pending.

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

A hearing on the motion for judgment on the pleadings was held on December 12, 2017. On January 2, 2018, the Court entered an order dismissing the case in its entirety. The City filed a Notice of Appeal on February 1, 2018.

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

A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.1 million and $0.1 million at December 31,

2017 and 2016, respectively, are set forth as an indication of possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2017 and 2016, the Company was a defendant in 3 and 5 lawsuits, respectively, involving its products and is aware of other such claims. During 2017 and 2016, respectively, 0 and 3 product-related claims were filed against the Company, 0 and 1 claims were settled, and 2 and 0 claims were dismissed.

The Company’s product liability expense was $0.4 million in 2017, $2.1 million in 2016, and $0.9 million in 2015. This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2017 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2015	$845	(77)	(18)	(6)	$744

2016	$744	1,221	(133)	(13)	$1,819

2017	$1,819	(477)	(290)	(233)	$819

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2015	$(77)	997	$920

2016	$1,221	834	$2,055

2017	$(477)	837	$360

Notes

(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only. In 2015 and 2017, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

18.       Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2017 and 2016 balance sheets approximate carrying values at those dates.

19.       Subsequent Events

On February 16, 2018, the Company’s Board of Directors authorized a dividend of 23¢ per share to shareholders of record on March 15, 2018.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2017 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2017. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO in 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted an unqualified certification of our Chief Executive Officer to the New York Stock Exchange in 2017. The Company has also filed, as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act of 2002.

ITEM  9B—OTHER INFORMATION

None.

PART III

ITEM  10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders scheduled to be held May 9, 2018, which will be filed with the SEC in March 2018.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders scheduled to be held May 9, 2018, which will be filed with the SEC in March 2018.

ITEM  11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders scheduled to be held May 9, 2018, which will be filed with the SEC in March 2018.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders scheduled to be held May 9, 2018, which will be filed with the SEC in March 2018.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders scheduled to be held May 9, 2018.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders scheduled to be held May 9, 2018, which will be filed with the SEC in March 2018.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Exhibits and Financial Statement Schedule

(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)	Schedule can be found on Page 82 of this Form 10-K

(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended through May 8, 2017.

Exhibit 10.1	Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.2	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.3	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.4	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2008).

Exhibit 10.5	Ninth Amendment to Credit Agreement, dated June 15, 2017, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 19, 2017).

Exhibit 10.6	Transition Services and Consulting Agreement, dated August 1, 2016, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.7	Agreement, dated August 1, 2016, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.8	Executive Severance Agreement, dated August 1, 2016, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 23.1	Consent of RSM US LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURM, RUGER & COMPANY, INC.
(Registrant)

S/THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer
Principal Accounting Officer, Senior Vice President,
Treasurer, and Chief Financial Officer

February 21, 2018
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/CHRISTOPHER J. KILLOY	2/21/18	S/JOHN A. COSENTINO, JR.	2/21/18
Christopher J. Killoy		John A. Cosentino, Jr.
Chief Executive Officer, Director		Director
(Principal Executive Officer)

S/C. MICHAEL JACOBI	2/21/18	S/RONALD C. WHITAKER	2/21/18
C. Michael Jacobi		Ronald C. Whitaker
Director		Director

S/AMIR P. ROSENTHAL	2/21/18	S/PHILLIP C. WIDMAN	2/21/18
Amir P. Rosenthal		Phillip C. Widman
Director		Director

S/TERRENCE G. O’CONNOR	2/21/18	S/SANDRA S. FROMAN	2/21/18
Terrence G. O’Connor		Sandra S. Froman
Director

S/MICHAEL O. FIFER	2/21/18	S/THOMAS A. DINEEN	2/21/18
Michael O. Fifer		Thomas A Dineen
Director		Principal Financial Officer
Principal Accounting Officer, Senior Vice
President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended through May 8, 2017.

Exhibit 10.1	Credit Agreement, dated as of December 14, 2007, by and between the Company and Bank of America (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2007).

Exhibit 10.2	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.3	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.4	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 2, 2008).

Exhibit 10.5	Ninth Amendment to Credit Agreement, dated June 15, 2017, by and between the Company and Bank of America (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2016).

Exhibit 10.6	Transition Services and Consulting Agreement, dated August 1, 2016, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.7	Agreement, dated August 1, 2016, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.8	Executive Severance Agreement, dated August 1, 2016, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

EXHIBIT INDEX (continued)

Exhibit 23.1	Consent of RSM US LLP	83

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	84

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	86

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	88

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	89

YEAR ENDED DECEMBER 31, 2017

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2017	$400	$—		$—		$400
Year ended December 31, 2016	$400	$9		$9	(a)	$400
Year ended December 31, 2015	$400	$120		$120	(a)	$400

Allowance for discounts:
Year ended December 31, 2017	$1,405	$11,795		$11,975	(b)	$1,225
Year ended December 31, 2016	$1,443	$14,835		$14,873	(b)	$1,405
Year ended December 31, 2015	$1,003	$11,797		$11,357	(b)	$1,443

Excess and obsolete inventory reserve:
Year ended December 31, 2017	$2,340	$1,247		$889	(c)	$2,698
Year ended December 31, 2016	$2,118	$1,044		$822	(c)	$2,340
Year ended December 31, 2015	$3,750	$(1,468)		$164	(c)	$2,118

(a)	Accounts written off
(b)	Discounts taken
(c)	Inventory written off