Form 10-Q
period 2018-03-31
STURM RUGER & CO INC
filed 2018-05-08
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the issuer's common stock as of April 30, 2018: Common Stock, $1 par value –17,444,901.

INDEX

STURM, RUGER & COMPANY, INC.

PART I.                 FINANCIAL INFORMATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2018	December 31, 2017
		(Note)

Assets

Current Assets
Cash	$102,667	$63,487
Trade receivables, net	61,129	60,082

Gross inventories	73,762	87,592
Less LIFO reserve	(45,312)	(45,180)
Less excess and obsolescence reserve	(2,338)	(2,698)
Net inventories	26,112	39,714

Prepaid expenses and other current assets	2,985	3,501
Total Current Assets	192,893	166,784

Property, plant and equipment	359,490	365,013
Less allowances for depreciation	(262,381)	(261,218)
Net property, plant and equipment	97,109	103,795

Other assets	13,273	13,739
Total Assets	$303.275	$284,318

Note:

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$28,161	$32,422
Contract liability to customers (Note 3)	9,308	—
Product liability	667	729
Employee compensation and benefits	15,755	14,315
Workers’ compensation	5,498	5,211
Income taxes payable	4,625	—
Total Current Liabilities	64,014	52,677

Product liability	82	90
Deferred income taxes	658	1,402

Contingent liabilities – Note 12	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000 2018 – 24,110,299 issued, 17,444,901 outstanding 2017 – 24,092,488 issued, 17,427,090 outstanding	24,110	24,092
Additional paid-in capital	28,737	28,329
Retained earnings	329,269	321,323
Less: Treasury stock – at cost 2018 – 6,665,398 shares 2017 – 6,665,398 shares	(143,595)	(143,595)
Total Stockholders’ Equity	238,521	230,149
Total Liabilities and Stockholders’ Equity	$303,275	$284,318

Note:

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2018	April 1, 2017

Net firearms sales	$129,883	$166,365
Net castings sales	1,276	990
Total net sales	131,159	167,355

Cost of products sold	95,339	111,602

Gross profit	35,820	55,753

Operating expenses:
Selling	8,337	13,539
General and administrative	8,887	8,343
Total operating expenses	17,224	21,882

Operating income	18,596	33,871

Other income:
Interest expense, net	(27)	(34)
Other income, net	332	354
Total other income, net	305	320

Income before income taxes	18,901	34,191

Income taxes	4,637	11,967

Net income and comprehensive income	$14,264	$22,224

Basic earnings per share	$0.82	$1.22

Diluted earnings per share	$0.81	$1.21

Cash dividends per share	$0.23	$0.44

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2017	$24,092	$28,329	$321,323	$(143,595)	$230,149

Net income and comprehensive income			14,264		14,264

Dividends paid			(4,012)		(4,012)

Unpaid dividends accrued			(79)		(79)

Adoption of ASC 606 (Note 3)			(2,227)		(2,227)

Recognition of stock-based compensation expense		1,144			1,144

Vesting of RSU’s		(718)			(718)

Common stock issued-compensation plans	18	(18)			—

Balance at March 31, 2018	$24,110	$28,737	$329,269	$(143,595)	$238,521

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017

Operating Activities
Net income	$14,264	$22,224
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,172	9,326
Slow moving inventory valuation adjustment	360	615
Stock-based compensation	1,144	686
Loss on sale of assets	—	31
Deferred income taxes	(744)	933
Changes in operating assets and liabilities:
Trade receivables	(1,047)	(8,151)
Inventories	13,242	(1,038)
Trade accounts payable and accrued expenses	(3,974)	(2,693)
Contract liability to customers	7,081	—
Employee compensation and benefits	1,361	(9,873)
Product liability	(70)	(453)
Prepaid expenses, other assets and other liabilities	898	(3,165)
Income taxes payable and prepaid income taxes	4,625	10,495
Cash provided by operating activities	45,312	18,937

Investing Activities
Property, plant and equipment additions	(1,402)	(7,232)
Cash used for investing activities	(1,402)	(7,232)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(718)	(2,492)
Repurchase of common stock	—	(53,469)
Dividends paid	(4,012)	(7,772)
Cash used for financing activities	(4,730)	(63,733)

Increase (decrease) in cash and cash equivalents	39,180	(52,028)

Cash and cash equivalents at beginning of period	63,487	87,126

Cash and cash equivalents at end of period	$102,667	$35,098

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 31, 2018 may not be indicative of the results to be expected for the full year ending December 31, 2018. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition:

The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which became effective January 1, 2018. Substantially all product sales are sold FOB (free on board) shipping point. Customary payment terms are 2% 30 days, net 40 days. Generally, all performance obligations are satisfied when product is shipped and the customer takes ownership and assumes the risk of loss. In some instances,

 Index

sales include multiple performance obligations. The most common of these instances relates to sales promotion programs under which downstream customers are entitled to receive no charge products based on their purchases of certain of the Company’s products from the independent distributors. The fulfillment of these no charge products is the Company’s responsibility. In such instances, the Company allocates the revenue of the promotional sales based on the estimated level of participation in the sales promotional program and the timing of the shipment of all of the firearms included in the promotional program, including the no charge firearms. Revenue is recognized proportionally as each performance obligation is satisfied, based on the relative customary price of each product. Customary prices are generally determined based on the prices charged to the independent distributors. The net change in contract liabilities for a given period is reported as an increase or decrease to sales.

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

Recent Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. As more fully discussed in Note 3, the Company adopted ASC 606 using the modified retrospective method on January 1, 2018.

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

Index

operating leases under legacy U.S. GAAP. The new lease guidance is effective in fiscal years beginning after December 15, 2018 and interim periods thereafter. Early application is permitted for all entities. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements.

NOTE 3 – REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method, applied to those contracts for which all performance obligations were not completed as of that date. Under the modified retrospective method results for reporting periods beginning after January 1, 2018 will be presented using the guidance of ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance provided in ASC Topic 605, Revenue Recognition.

The effects of adjustments to the December 31, 2017 consolidated balance sheet for the adoption of ASC 606 were as follows:

	Balance at December 31,2017	Topic 606 Adjustments	Opening Balance January 1, 2018
Trade accounts payable and accrued expenses	32,422	(4,000)	28,422
Deferred revenue from contracts with customers	—	6,950	6,950
Deferred taxes	1,402	(723)	679
Retained earnings	321,323	(2,227)	319,096

At December 31, 2017, the Company had accrued $4.0 million related to certain of its sales promotion activities that included the shipment of no charge firearms. Using the new accounting guidance, a deferred contract liability of $6.9 million was required at December 31, 2017 and an entry for $2.9 million to increase the deferred contract liability, increase deferred tax assets by $0.7 million, and reduce beginning retained earnings by $2.2 million was recorded on January 1, 2018 (the “transition entry”).

The impact of the adoption of ASC 606 on revenue recognized during the quarter ended March 31, 2018 is as follows:

Contract liabilities with customers at January 1, 2018	$6,950

Revenue recognized	(4,822)

Revenue deferred	7,180

Contract liabilities with customers at March 31, 2018	$9,308

During the three months ended March 31, 2018, The Company deferred an additional $7.2 million of revenue, partially offset by the recognition of $4.8 million of revenue previously deferred as the performance obligation relating to the shipment of free products was satisfied. This resulted in a net reduction in firearms sales for the quarter of $2.4 million and a deferred contract revenue liability at March 31, 2018 of $9.3 million. The Company estimates that revenue from this deferred contract liability will be recognized in the second and third quarters of 2018. As a result of the adoption of ASC

 Index

606, gross margin was reduced by approximately 3% and earnings per share was reduced by approximately 4¢.

Practical Expedients and Exemptions

The Company has elected to account for shipping and handling activities that occur after control of the related product transfers to the customer as fulfillment activities and are therefore recognized upon shipment of the goods.

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

During the three month period ended March 31, 2018, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2018, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	March 31, 2018	December 31, 2017
Inventory at FIFO
Finished products	$12,404	$22,558
Materials and work in process	61,358	65,034
Gross inventories	73,762	87,592
Less: LIFO reserve	(45,312)	(45,180)
Less: excess and obsolescence reserve	(2,338)	(2,698)
Net inventories	$26,112	$39,714

NOTE 5 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility terminates on June 15, 2018. Borrowings under this facility bear interest at LIBOR (2.663% at March 31, 2018) plus 200 basis points. The Company is charged three-eighths of a percent (0.375%) per year on the unused portion. At March 31, 2018 and December 31, 2017, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the

 Index

Internal Revenue Code. Expenses related to these matching contributions totaled $0.8 million and $1.0 million for the three ended March 31, 2018 and April 1, 2017, respectively. The Company plans to contribute approximately $2.4 million to the plan in matching employee contributions during the remainder of 2018.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.3 million and $1.9 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The Company plans to contribute approximately $4.0 million in supplemental contributions to the plan during the remainder of 2018.

NOTE 7 - INCOME TAXES

The Company's 2018 and 2017 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.5% and 35.0% for the three months ended March 31, 2018 and April 1, 2017, respectively. This reduction is primarily the result of the Tax Cuts and Job Act of 2017, which reduced the statutory Federal tax rate from 35% to 21% effective January 1, 2018, partially offset by the loss of tax benefits available in the prior period related to the American Jobs Creation Act of 2004 that expired effective December 31, 2017. The reduced effective tax rate resulting from the Tax Cuts and Job Act of 2017 increased earnings per share by 11¢.

Income tax payments for the three months ended March 31, 2018 and April 1, 2017 totaled $0.0 million and $0.1 million, respectively.

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

NOTE 8 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31, 2018	April 1, 2017
Numerator:
Net income	$14,264	$22,224
Denominator:
Weighted average number of common shares outstanding – Basic	17,432,829	18,219,557

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	203,226	168,554

Weighted average number of common shares outstanding – Diluted	17,636,055	18,388,111

Index

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 9 - COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 589,000 shares remain available for future grants as of March 31, 2018.

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”), which had similar provisions as the 2017 SIP. The 2007 SIP plan expired April 24, 2017. The Company had reserved 2,550,000 shares for issuance under the 2007 SIP, of which 2,181,000 shares were issued.

Compensation costs related to all share-based payments recognized in the consolidated statements of income aggregated $1.1 million and $0.7 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

Stock Options

A summary of changes in options outstanding under the 2007 SIP is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2017	11,838	$8.95	$6.69
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding at March 31, 2018	11,838	$8.95	$6.69

The aggregate intrinsic value (mean market price at March 31, 2018 less the weighted average exercise price) of options outstanding under the 2007 SIP was approximately $0.5 million.

Restricted Stock Units

Beginning in 2009, the Company began granting performance-based and retention-based restricted stock units to senior employees in lieu of incentive stock options. The vesting of the

 Index

performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period.

There were 138,400 restricted stock units issued during the three months ended March 31, 2018. Total compensation costs related to these restricted stock units are $6.4 million. These costs are being recognized ratably over the vesting period of three years. Total compensation cost related to restricted stock units was $1.1 million and $0.7 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

NOTE 10 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended
	March 31, 2018	April 1, 2017
Net Sales
Firearms	$129,883	$166,365
Castings
Unaffiliated	1,276	990
Intersegment	5,408	8,840
	6,684	9,830
Eliminations	(5,408)	(8,840)
	$131,159	$167,355

Income (Loss) Before Income Taxes
Firearms	$19,130	$34,031
Castings	(488)	101
Corporate	259	59
	$18,901	$34,191

	March 31, 2018	December 31, 2017
Identifiable Assets
Firearms	$187,943	$206,091
Castings	11,354	12,524
Corporate	103,978	65,703
	$303,275	$284,318

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities, including the 2016 “Ruger $5 Million Match Campaign” and the

 Index

2015-16 “2.5 Million Gun Challenge”. Payments made to the NRA in the three months ended March 31, 2018 and April 1, 2017 totaled $79,000 and $180,000, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company has contracted with Symbolic, Inc. (“Symbolic”) to assist in its marketing efforts. Payments made to Symbolic during the three months ended March 31, 2018 totaled $22,000. During the three months ended April 1, 2017, the Company paid Symbolic $0.6 million, which amounts included $0.4 million for the reimbursement of expenses paid by Symbolic on the Company’s behalf. Symbolic’s principal and founder was named the Company’s Vice President of Marketing in June 2017, and remains a partner of Symbolic.

NOTE 12 - CONTINGENT LIABILITIES

As of March 31, 2018, the Company was a defendant in three (3) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation, discussed in turn below.

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

Non-Product Liability

David S. Palmer, on behalf of himself and all others similarly situated vs. Sturm, Ruger & Co. is a putative class-action suit filed in Florida state court on behalf of Florida consumers. The suit alleges breach of warranty and deceptive trade practices related to the sale of 10/22 Target Rifles. The Company filed an Answer denying all material allegations and a Motion to Strike the putative class representative’s claims. That motion remains pending.

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

 Index

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

A hearing on the motion for judgment on the pleadings was held on December 12, 2017. On January 2, 2018, the Court entered an order dismissing the case in its entirety. The City filed a Notice of Appeal on February 1, 2018. The City’s appellate brief is due on or before May 23, 2018, with the defendants’ brief due 30 days thereafter.

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

 Index

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

A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.1 million and $0.1 million at December 31, 2017 and 2016, respectively, are set forth as an indication of the possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

NOTE 13 - SUBSEQUENT EVENTS

On May 8, 2018, the Company’s Board of Directors authorized a dividend of 32¢ per share, for shareholders of record as of May 22, 2018, payable on June 1, 2018.

The Company has evaluated events and transactions occurring subsequent to March 31, 2018 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 5% in first quarter of 2018 from the comparable prior year period. For the same periods, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 1%. The decrease in estimated sell-through of the Company’s products from the independent distributors to retailers is attributable to decreased overall consumer demand in the early stages of the first quarter of 2018, partially offset by increased demand in the latter part of the quarter.

Sales of new products, including the Pistol Caliber Carbine, the Mark IV pistols, the LCP II pistol, the EC9s pistol, the Security-9 pistol, and the Precision Rimfire Rifle, represented $37.2 million or 29% of firearm sales in the first quarter of 2018. New product sales include only major new products that were introduced in the past two years.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing quarters follow:

	2018	2017
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	509,500	425,600	341,300	362,400	533,800

Total adjusted NICS Background Checks (thousands) (2)	3,731	4,210	2,948	3,116	3,694

Index
(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing five quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2018	2017
	Q1	Q4	Q3	Q2	Q1

Units Ordered	635,900	467,500	221,900	214,400	395,000

Orders Received	$175.1	$129.0	$62.9	$62.4	$131.9

Average Sales Price of Units Ordered	$275	$276	$283	$291	$334

Ending Backlog	$149.2	$75.4	$56.6	$95.0	$163.8

Average Sales Price of Ending Unit Backlog	$331	$296	$332	$342	$331

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan

Index

production levels. These reviews resulted in decreased total unit production of 27% for the three months ended March 31, 2018 from the comparable prior year period.

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2018	2017
	Q1	Q4	Q3	Q2	Q1

Units Ordered	635,900	467,500	221,900	214,400	395,000

Units Produced	388,500	320,800	327,300	432,900	529,900

Units Shipped	440,400	383,200	329,100	432,000	521,000

Average Sales Price of Units Shipped	$295	$306	$315	$302	$319

Ending Unit Backlog	450,400	254,900	170,600	277,800	495,400

Inventories

Favorable distributor sell-through trends in the latter half of the quarter resulted in significant reductions of inventories at the Company and at the independent distributors. During the first quarter of 2018, the Company’s finished goods inventory decreased by 51,900 units and distributor inventories of the Company’s products decreased by 69,000 units.

Inventory data for the trailing five quarters follows:

	2018	2017
	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	51,000	102,900	165,400	167,200	166,200

Units – Distributor Inventory (1)	252,300	321,300	363,800	376,000	306,400

Total inventory (2)	303,300	424,200	529,200	543,200	472,600

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Index

Net Sales

Consolidated net sales were $131.2 million for the three months ended March 31, 2018, a decrease of 21.6% from $167.4 million in the comparable prior year period.

Firearms net sales were $129.9 million for the three months ended March 31, 2018, a decrease of 21.9% from $166.4 million in the comparable prior year period. Effective January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, which modified the timing of revenue recognition related to certain sales promotion activities that include the shipment of no charge firearms. Consequently, net sales in the first quarter of 2018 were reduced by $2.4 million.

Firearms unit shipments decreased 15.5% for the three months ended March 31, 2018, from the comparable prior year period.

Casting net sales were $1.3 million for the three months ended March 31, 2018, an increase of 28.9% from $1.0 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $95.3 million for the three months ended March 31, 2018, a decrease of 14.6% from $111.6 million in the comparable prior year period.

Index

Gross margin was 27.3% for the three months ended March 31, 2018, compared to 33.3% in the comparable prior year period. Effective January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which modified the timing of revenue recognition related to certain sales promotion activities involving the shipment of no charge firearms. Consequently, net sales in the first quarter of 2018 were reduced by $2.4 million. In addition, certain promotional expenses that had been classified as selling expenses in prior years were included in cost of products sold in 2018. As a result, the gross margin for the three months ended March 31, 2018 was reduced by approximately 3%.

Gross margin for the three months ended March 31, 2018 and April 1, 2017 is illustrated below (in thousands):

	Three Months Ended
	March 31, 2018		April 1, 2017

Net sales	$131,159	100.0%	$167,355	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	94,731	72.2%	111,213	66.5%
LIFO expense	131	0.1%	725	0.4%
Overhead rate adjustments to inventory	97	0.1%	(243)	(0.1)%
Labor rate adjustments to inventory	135	0.1%	65	—
Product liability	245	0.2%	(158)	(0.1)%
Total cost of products sold	95,339	72.7%	111,602	66.7%

Gross profit	$35,820	27.3%	$55,753	33.3%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three months ended March 31, 2018, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability increased as a percentage of sales by 5.7% compared with the corresponding 2017 period primarily due to the 22% decrease in sales and 27% decrease in production which resulted in unfavorable de-leveraging of fixed manufacturing costs, including depreciation and indirect labor.

LIFO — For the three months ended March 31, 2018 the Company recognized LIFO expense resulting in increased cost of products sold of $0.1 million. In the comparable 2017 period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.7 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three months ended March 31, 2018, the impact of the change in the overhead rate was insignificant.

 Index

During the three months ended April 1, 2017, the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory value of $0.2 million, and a corresponding decrease to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three months ended March 31, 2018 the Company became slightly more efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.1 million and a corresponding increase to cost of products sold.

During the three months ended April 1, 2017 the impact of the change in labor rates used to absorb incurred labor expenses into inventory was insignificant.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

During the three months ended March 31, 2018 product liability expense was $0.2 million. During the three months ended April 1, 2017 product liability income was $0.2 million.

Gross Profit — As a result of the foregoing factors, for the three months ended March 31, 2018, gross profit was $35.8 million, a decrease of $20.0 million from $55.8 million in the comparable prior year period.

Gross profit as a percentage of sales decreased to 27.3% in the three months ended March 31, 2018 from 33.3% in the comparable prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.2 million for the three months ended March 31, 2018, a decrease of $4.7 million or 21.5% from $21.9 million in the comparable prior year period. This decrease is primarily attributable to a reduction in firearms promotional expense. Effective January 1, 2018, the Company adopted ASC 606 which modified revenue recognition related to certain sales promotion activities that include the shipment of no charge firearms. As a result, approximately $4 million of promotional expenses that had been classified as selling expenses in prior years are recorded as cost of products sold in 2018.

Other income, net

Other income, net was $0.3 million in the three months ended March 31, 2018, unchanged from the three months ended April 1, 2017.

Income Taxes and Net Income

The Company's 2018 and 2017 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.5% and 35.0% for the three months ended March 31, 2018 and April 1, 2017, respectively. This reduction is primarily the result of the Tax Cuts and Job Act of 2017, which reduced the statutory Federal tax rate from 35% to 21% effective January 1, 2018, partially offset by the loss of tax benefits available in the prior period related to the American Jobs Creation Act of 2004 that expired effective December 31, 2017.

 Index

As a result of the foregoing factors, consolidated net income was $14.3 million for the three months ended March 31, 2018. This represents a decrease of 35.8% from $22.2 million in the comparable prior year period.

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

EBITDA was $27.1 million for the three months ended March 31, 2018, a decrease of 38% from $43.6 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017

Net income	$14,264	$22,224

Income tax expense	4,637	11,967
Depreciation and amortization expense	8,172	9,326
Interest expense, net	27	34
EBITDA	$27,100	$43,551

 Index

Financial Condition

Liquidity

At the end of the first quarter of 2018, the Company’s cash totaled $102.7 million. Pre-LIFO working capital of $173.5 million, less the LIFO reserve of $45.3 million, resulted in working capital of $128.9 million and a current ratio of 3.0 to 1.

Operations

Cash provided by operating activities was $45.3 million for the three months ended March 31, 2018, compared to $18.9 million for the comparable prior year period. This increase is primarily due to the decrease in inventory in 2018 and working capital fluctuations in both periods.

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

Investing and Financing

Capital expenditures for the three months ended March 31, 2018 totaled $1.4 million, a decrease from $7.2 million in the comparable prior year period. In 2018, the Company expects to spend approximately $15 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $4.0 million were paid during the three months ended March 31, 2018.

On May 8, 2018, the Board of Directors authorized a dividend of 32¢ per share, for shareholders of record as of May 22, 2018, payable on June 1, 2018. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

No shares were repurchased in the three months ended March 31, 2018. During the three months ended April 1, 2017, the Company repurchased 1,074,285 shares of its common stock for $53.4 million in the open market. The average price per share purchased was $49.73. These purchases were funded with cash on hand. As of March 31, 2018, $88.7 million remained authorized for future stock repurchases.

 Index

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on June 15, 2018, remained unused at March 31, 2018 and the Company has no debt.

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

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2017 Annual Report on Form 10-K filed on February 21, 2018, or the judgments affecting the application of those estimates and assumptions.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended March 31, 2018.

 Index
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018 and implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

The nature of the legal proceedings against the Company is discussed at Note 12 to the financial statements, which are included in this Form 10-Q.

The Company has reported all cases instituted against it through December 31, 2017, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending March 31, 2018.

During the three months ending March 31, 2018, the Company settled the previously reported case of Davies Innovation, Inc. v. Sturm, Ruger & Co., Inc.

 Index

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 8, 2018	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer