Form 10-Q
period 2018-06-30
STURM RUGER & CO INC
filed 2018-08-01
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the issuer's common stock as of July 31, 2018: Common Stock, $1 par value –17,458,020.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2018	December 31, 2017
		(Note)

Assets

Current Assets
Cash	$131,711	$63,487
Trade receivables, net	50,138	60,082

Gross inventories	71,104	87,592
Less LIFO reserve	(45,097)	(45,180)
Less excess and obsolescence reserve	(1,994)	(2,698)
Net inventories	24,013	39,714

Prepaid expenses and other current assets	2,597	3,501
Total Current Assets	208,459	166,784

Property, plant and equipment	360,554	365,013
Less allowances for depreciation	(270,576)	(261,218)
Net property, plant and equipment	89,978	103,795

Other assets	14,321	13,739
Total Assets	$312,758	$284,318

Note:

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$28,900	$32,422
Contract liabilities with customers (Note 3)	6,674	—
Product liability	813	729
Employee compensation and benefits	19,755	14,315
Workers’ compensation	4,997	5,211
Income taxes payable	1,221	—
Total Current Liabilities	62,360	52,677

Product liability	78	90
Deferred income taxes	889	1,402

Contingent liabilities – Note 12	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000 2018 – 24,123,418 issued, 17,458,020 outstanding 2017 – 24,092,488 issued, 17,427,090 outstanding	24,123	24,092
Additional paid-in capital	30,150	28,329
Retained earnings	338,753	321,323
Less: Treasury stock – at cost 2018 – 6,665,398 shares 2017 – 6,665,398 shares	(143,595)	(143,595)
Total Stockholders’ Equity	249,431	230,149
Total Liabilities and Stockholders’ Equity	$312,758	$284,318

Note:

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net firearms sales	$127,017	$130,510	$256,899	$296,876
Net castings sales	1,394	1,344	2,670	2,334
Total net sales	128,411	131,854	259,569	299,210

Cost of products sold	91,812	96,908	187,150	208,511

Gross profit	36,599	34,946	72,419	90,699

Operating expenses:
Selling	9,785	12,505	18,123	26,044
General and administrative	7,446	7,145	16,332	15,488
Total operating expenses	17,231	19,650	34,455	41,532

Operating income	19,368	15,296	37,964	49,167

Other income:
Interest expense, net	(22)	(32)	(49)	(66)
Other income, net	703	426	1,035	780
Total other income, net	681	394	986	714

Income before income taxes	20,049	15,690	38,950	49,881

Income taxes	4,860	5,491	9,497	17,458

Net income and comprehensive income	$15,189	$10,199	$29,453	$32,423

Basic earnings per share	$0.87	$0.58	$1.69	$1.81

Diluted earnings per share	$0.86	$0.57	$1.68	$1.79

Cash dividends per share	$0.32	$0.48	$0.55	$0.92

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2017	$24,092	$28,329	$321,323	$(143,595)	$230,149

Net income and comprehensive income			29,453		29,453

Dividends paid			(9,599)		(9,599)

Unpaid dividends accrued			(197)		(197)

Adoption of ASC 606 (Note 3)			(2,227)		(2,227)

Recognition of stock-based compensation expense		2,668			2,668

Vesting of RSU’s		(816)			(816)

Common stock issued-compensation plans	31	(31)			—

Balance at June 30, 2018	$24,123	$30,150	$338,753	$(143,595)	$249,431

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017

Operating Activities
Net income	$29,453	$32,423
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,344	18,653
Slow moving inventory valuation adjustment	(348)	321
Stock-based compensation	2,668	1,643
(Gain) loss on sale of assets	(4)	31
Deferred income taxes	(513)	428
Changes in operating assets and liabilities:
Trade receivables	9,944	13,880
Inventories	16,049	1,973
Trade accounts payable and accrued expenses	(3,736)	(14,158)
Contract liability to customers	4,447	—
Employee compensation and benefits	5,242	(10,612)
Product liability	73	(305)
Prepaid expenses, other assets and other liabilities	155	(4,704)
Income taxes payable	1,221	333
Cash provided by operating activities	80,995	39,906

Investing Activities
Property, plant and equipment additions	(2,360)	(10,875)
Proceeds from sale of assets	4	3
Cash used for investing activities	(2,356)	(10,872)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(816)	(2,482)
Repurchase of common stock	—	(53,469)
Dividends paid	(9,599)	(16,255)
Cash used for financing activities	(10,415)	(72,206)

Increase (decrease) in cash and cash equivalents	68,224	(43,172)

Cash and cash equivalents at beginning of period	63,487	87,126

Cash and cash equivalents at end of period	$131,711	$43,954

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 30, 2018 may not be indicative of the results to be expected for the full year ending December 31, 2018. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recent Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, an update to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which supersedes nearly all existing revenue recognition guidance. As more fully discussed in Note 3, the Company adopted ASC 606 using the modified retrospective method on January 1, 2018.

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

NOTE 3 – REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, applied to those contracts for which all performance obligations were not completed as of that date. Under the modified retrospective method results for reporting periods beginning after January 1, 2018 will be presented using the guidance of ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance provided in ASC Topic 605, Revenue Recognition.

The effects of adjustments to the December 31, 2017 consolidated balance sheet for the adoption of ASC 606 were as follows:

	Balance at December 31, 2017	ASC 606 Adjustments	Opening Balance January 1, 2018
Trade accounts payable and accrued expenses	32,422	(4,000)	28,422
Deferred revenue from contracts with customers	—	6,950	6,950
Deferred taxes	1,402	(723)	679
Retained earnings	321,323	(2,227)	319,096

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

The impact of the adoption of ASC 606 on revenue recognized during the three and six months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Contract liabilities with customers beginning of period	$9,308	$6,950
Revenue recognized	(4,895)	(9,717)
Revenue deferred	2,261	9,441
Contract liabilities with customers at June 30, 2018	$6,674	$6,674

During the six months ended June 30, 2018, the Company deferred $9.4 million of revenue, offset by the recognition of $9.7 million of revenue previously deferred as the performance obligation

Index

relating to the shipment of free products was satisfied. This resulted in a net increase in firearms sales for the three and six months ended June 30, 2018 of $2.6 million, and $0.3 million, respectively, and a deferred contract revenue liability at June 30, 2018 of $6.7 million. The Company estimates that revenue from this deferred contract liability will be recognized in the third quarter of 2018. As a result of the adoption of ASC 606, for the three months ended June 30, 2018 the gross margin percentage was unchanged and earnings per share increased by approximately 5¢ over the comparable prior year period. As a result of the adoption of ASC 606, for the six months ended June 30, 2018 the gross margin percentage was reduced by 2% and earnings per share was unchanged as compared to the comparable prior year period.

Practical Expedients and Exemptions

The Company has elected to account for shipping and handling activities that occur after control of the related product transfers to the customer as fulfillment activities that are recognized upon shipment of the goods.

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

During the six month period ended June 30, 2018, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2018, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	June 30, 2018	December 31, 2017
Inventory at FIFO
Finished products	$11,415	$22,558
Materials and work in process	59,689	65,034
Gross inventories	71,104	87,592
Less: LIFO reserve	(45,097)	(45,180)
Less: excess and obsolescence reserve	(1,994)	(2,698)
Net inventories	$24,013	$39,714

NOTE 5 - LINE OF CREDIT

The Company’s $40 million revolving line of credit expired on June 15, 2018. Throughout 2018, the Company was in compliance with the terms and covenants of the credit facility, which was not used.

Index

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.8 million and $1.6 million for the three and six months ended June 30, 2018, respectively, and $0.8 million and $1.8 million for the three and six months ended July 1, 2017, respectively. The Company plans to contribute approximately $1.6 million to the plan in matching employee contributions during the remainder of 2018.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.3 million and $2.6 million for the three and six months ended June 30, 2018, respectively, and $1.3 million and $3.2 million for the three and six month ended July 1, 2017, respectively. The Company plans to contribute approximately $1.3 million in supplemental contributions to the plan during the remainder of 2018.

NOTE 7 - INCOME TAXES

The Company's 2018 and 2017 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.2% and 24.4% for the three and six months ended June 30, 2018, respectively. The Company’s effective income tax rate for the three and six months ended July 1, 2017 was 35.0%. This reduction is primarily the result of the Tax Cuts and Job Act of 2017, which reduced the statutory Federal tax rate from 35% to 21% effective January 1, 2018, partially offset by the loss of tax benefits available in the prior period related to the American Jobs Creation Act of 2004 that expired effective December 31, 2017. The reduced effective tax rate resulting from the Tax Cuts and Job Act of 2017 increased earnings per share by 12¢ and 24¢ for the three and six months ended June 30, 2018.

Income tax payments for the three and six months ended June 30, 2018 totaled $8.0 million and $8.0 million, respectively. Income tax payments for the three and six months ended July 1, 2017 totaled $16.2 million and $16.3 million, respectively.

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

Index

NOTE 8 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Net income	$15,189	$10,199	$29,453	$32,423
Denominator:
Weighted average number of common shares outstanding – Basic	17,453,404	17,668,514	17,443,174	17,944,035

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	197,155	232,214	140,909	195,326

Weighted average number of common shares outstanding – Diluted	17,650,559	17,900,728	17,584,083	18,139,361

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 9 - COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 543,000 shares remain available for future grants as of June 30, 2018.

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”), which had similar provisions as the 2017 SIP. The 2007 SIP plan expired April 24, 2017. The Company had reserved 2,550,000 shares for issuance under the 2007 SIP, of which 2,181,000 shares were issued.

Restricted Stock Units

Beginning in 2009, the Company began granting performance-based and retention-based restricted stock units to senior employees in lieu of incentive stock options. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were 184,200 restricted stock units issued during the six months ended June 30, 2018. Total compensation costs related to these restricted stock units are $8.8 million.

Index

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.5 million and $2.7 million for the three and six months ended June 30, 2018, respectively, and $0.9 million and $1.6 million for the three and six months ended July 1, 2017, respectively.

Stock Options

A summary of changes in options outstanding under the 2007 SIP is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2017	11,838	$8.95	$6.69
Granted	—	—	—
Exercised	(4,616)	8.28	6.90
Expired	—	—	—
Outstanding at June 30, 2018	7,222	$9.38	$6.56

The aggregate intrinsic value (mean market price at June 30, 2018 less the weighted average exercise price) of options outstanding under the 2007 SIP was approximately $0.3 million.

NOTE 10 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Index

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net Sales
Firearms	$127,017	$130,510	$256,899	$296,876
Castings
Unaffiliated	1,394	1,344	2,670	2,334
Intersegment	5,771	6,281	11,179	15,121
	7,165	7,625	13,849	17,455
Eliminations	(5,771)	(6,281)	(11,179)	(15,121)
	$128,411	$131,854	$259,569	$299,210

Income (Loss) Before Income Taxes
Firearms	$20,367	$15,466	$39,497	$49,497
Castings	(455)	54	(943)	155
Corporate	137	170	396	229
	$20,049	$15,690	$38,950	$49,881

			June 30, 2018	December 31, 2017
Identifiable Assets
Firearms			$170,607	$206,091
Castings			10,409	12,524
Corporate			131,742	65,703
			$312,758	$284,318

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities, including the 2016 “Ruger $5 Million Match Campaign” and the 2015-16 “2.5 Million Gun Challenge”. Payments made to the NRA in the three and six months ended June 30, 2018 totaled $132,000 and $211,000, respectively. Payments made to the NRA in the three and six months ended July 1, 2017 were $127,000 and $302,000, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company has contracted with Symbolic, Inc. (“Symbolic”) to assist in its marketing efforts. Payments made to Symbolic during the three and six months ended June 30, 2018 were de minimis. During the three and six months ended July 1, 2017, the Company paid Symbolic $0.3 million and $1.0 million, respectively, which amounts included $0.1 million and $0.4 million, respectively, for the reimbursement of expenses paid by Symbolic on the Company’s behalf. Symbolic’s principal and founder was named the Company’s Vice President of Marketing in June 2017, and remains the president of Symbolic.

Index

NOTE 12 - CONTINGENT LIABILITIES

As of June 30, 2018, the Company was a defendant in three (3) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation, discussed in turn below.

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

Index

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

A hearing on the motion for judgment on the pleadings was held on December 12, 2017. On January 2, 2018, the Court entered an order dismissing the case in its entirety. The City filed a Notice of Appeal on February 1, 2018. The matter is in the process of being briefed by the parties.

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

Index

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

NOTE 13 - SUBSEQUENT EVENTS

On July 31, 2018, the Company’s Board of Directors authorized a dividend of 34¢ per share, for shareholders of record as of August 17, 2018, payable on August 31, 2018.

The Company has evaluated events and transactions occurring subsequent to June 30, 2018 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 1% in the first half of 2018 compared to the prior year period. For the same periods, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 3%. The slight decrease in estimated sell-through of the Company’s products from the independent distributors to retailers is attributable to decreased overall consumer demand in the first half of 2018, partially offset by increased demand for some of the Company’s recently introduced products.

Sales of new products, including the Pistol Caliber Carbine, the Mark IV pistol, the LCP II pistol, the EC9s pistols, the Security-9 pistol, and the Precision Rimfire Rifle, represented $75.5 million or 29% of firearm sales in the first half of 2018. New product sales include only major new products that were introduced in the past two years.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing six quarters follow:

	2018		2017
	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	381,100	509,500	425,600	341,300	362,400	533,800

Total adjusted NICS Background Checks (thousands) (2)	2,863	3,731	4,210	2,948	3,116	3,694

Index
(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2018		2017
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	344,600	635,900	467,500	221,900	214,400	395,000

Orders Received	$95.4	$175.1	$129.0	$62.9	$62.4	$131.9

Average Sales Price of Units Ordered	$277	$275	$276	$283	$291	$334

Ending Backlog	$125.0	$149.2	$75.4	$56.6	$95.0	$163.8

Average Sales Price of Ending Unit Backlog	$326	$331	$296	$332	$342	$331

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. Despite the 7% increase in unit production in the second quarter of 2018 from the

Index

first quarter of 2018, total unit production decreased 4% and 17% for the three and six months ended June 30, 2018, respectively, from the comparable prior year periods.

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2018		2017
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	344,600	635,900	467,500	221,900	214,400	395,000

Units Produced	415,300	388,500	320,800	327,300	432,900	529,900

Units Shipped	411,600	440,400	383,200	329,100	432,000	521,000

Average Sales Price of Units Shipped	$314	$295	$306	$315	$302	$319

Ending Unit Backlog	383,400	450,400	254,900	170,600	277,800	495,400

Inventories

During the second quarter of 2018, the Company’s finished goods inventory increased by 3,700 units and distributor inventories of the Company’s products increased by 30,400 units.

Inventory data for the trailing six quarters follows:

	2018		2017
	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	54,700	51,000	102,900	165,400	167,200	166,200

Units – Distributor Inventory (1)	282,700	252,300	321,300	363,800	376,000	306,400

Total Inventory (2)	337,400	303,300	424,200	529,200	543,200	472,600

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Index

Net Sales

Consolidated net sales were $128.4 million for the three months ended June 30, 2018, a decrease of 2.6% from $131.9 million in the comparable prior year period.

For the six months ended June 30, 2018, consolidated net sales were $259.6 million, a decrease of 13.2% from $299.2 million in the comparable prior year period.

Firearms net sales were $127.0 million for the three months ended June 30, 2018, a decrease of 2.7% from $130.5 million in the comparable prior year period. Effective January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which modified the timing of revenue recognition related to certain sales promotion activities that include the shipment of no charge firearms. Consequently, net sales in the three months ended June 30, 2018 were increased by $2.6 million from the comparable prior year period.

For the six months ended June 30, 2018, firearms net sales were $256.9 million, a decrease of 13.5% from $296.9 million in the comparable prior year period. As a result of the adoption of ASC 606, net sales in the six months ended June 30, 2018 were increased by $0.3 million from the comparable prior year period.

Firearms unit shipments decreased 5% and 11% for the three and six months ended June 30, 2018, respectively, from the comparable prior year periods.

Casting net sales were $1.4 million for the three months ended June 30, 2018, an increase of 3.7% from $1.3 million in the comparable prior year period.

For the six months ended June 30, 2018, castings net sales were $2.7 million, an increase of 14.4% from $2.3 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $91.8 million for the three months ended June 30, 2018, a decrease of 5.3% from $96.9 million in the comparable prior year period.

Consolidated cost of products sold was $187.2 million for the six months ended June 30, 2018, a decrease of 10.2% from $208.5 million in the comparable prior year period.

Gross margin was 28.5% and 27.9% for the three and six months ended June 30, 2018, respectively, compared to 26.5% and 30.3% in the comparable prior year periods. Effective January 1, 2018, the Company adopted ASC 606, which modified the timing of revenue recognition related to certain sales promotion activities involving the shipment of no charge firearms. As a result, net sales in the three and six months ended June 30, 2018 were increased by $2.6 million and $0.3 million, respectively. In addition, certain promotional expenses that had been classified as selling expenses in prior years were included in cost of products sold in 2018. As a result, the gross margin for the three and six months ended June 30, 2018 was reduced by approximately 1% and 2%, respectively.

Index

Gross margin for the three and six months ended June 30, 2018 and July 1, 2017 is illustrated below (in thousands):

	Three Months Ended
	June 30, 2018		July 1, 2017

Net sales	$128,411	100.0%	$131,854	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	90,086	70.2%	94,271	71.5%
LIFO expense	507	0.4%	754	0.6%
Overhead rate adjustments to inventory	703	0.5%	(978)	(0.7)%
Labor rate adjustments to inventory	131	0.1%	(89)	(0.1)%
Product liability	385	0.3%	450	0.3%
Product recall	—	—	2,500	1.9%
Total cost of products sold	91,812	71.5%	96,908	73.5%

Gross profit	$36,599	28.5%	$34,946	26.5%

	Six Months Ended
	June 30, 2018		July 1, 2017

Net sales	$259,569	100.0%	$299,210	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	184,814	71.2%	205,484	68.7%
LIFO expense	639	0.3%	1,480	0.5%
Overhead rate adjustments to inventory	800	0.3%	(1,221)	(0.4)%
Labor rate adjustments to inventory	266	0.1%	(24)	—
Product liability	631	0.2%	292	0.1%
Product recall	—	—	2,500	0.8%
Total cost of products sold	187,150	72.1%	208,511	69.7%

Gross profit	$72,419	27.9%	$90,699	30.3%

Index

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall — During the three months ended June 30, 2018, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall decreased as a percentage of sales by 1.3% compared with the corresponding 2017 period primarily due to improved manufacturing cost efficiencies.

For the six months ended June 30, 2018, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall increased as a percentage of sales by 2.5% compared with the corresponding 2017 period due primarily to the adoption of ASC 606, which modified the timing of revenue recognition related to certain sales promotion activities involving the shipment of no charge firearms and resulted in certain promotional expenses that had been classified as selling expenses in prior years being included in cost of products sold in 2018.

LIFO — For the three months ended June 30, 2018 the Company recognized LIFO expense resulting in increased cost of products sold of $0.5 million. In the comparable 2017 period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.8 million.

For the six months ended June 30, 2018, the Company recognized LIFO expense resulting in increased cost of products sold of $0.6 million. In the comparable 2017 period, the Company recognized LIFO expense resulting in increased cost of products sold of $1.5 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and six months ended June 30, 2018, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory values of $0.7 million and $0.8 million, respectively, and a corresponding increase to cost of products sold.

During the three and six months ended July 1, 2017, the Company became less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory values of $1.0 million and $1.2 million, respectively, and a corresponding decrease to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three and six months ended June 30, 2018 the Company became more efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.1 million and $0.3 million and corresponding increases to cost of products sold.

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

Index

During the three and six months ended June 30, 2018 product liability expense was $0.4 million and $0.6 million, respectively. During the three and six months ended July 1, 2017 product liability expense was $0.4 million and $0.3 million, respectively.

Product Recall – In June 2017, the Company discovered that Mark IV pistols manufactured prior to June 1, 2017 had the potential to discharge unintentionally if the safety was not utilized correctly. The Company recalled all Mark IV pistols and recorded a $2.5 million expense in the second quarter of 2017, which was the expected total cost of the recall. No such expense was recorded in the current year.

Gross Profit — As a result of the foregoing factors, for the three and six months ended June 30, 2018, gross profit was $36.6 million and $72.4 million, respectively, an increase of $1.7 million and a decrease of $18.3 million from $34.9 million and $90.7 million in the comparable prior year periods.

Gross profit as a percentage of sales increased to 28.5% and decreased to 27.9% in the three and six months ended June 30, 2018, respectively, from 26.5% and 30.3% in the comparable prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.2 million for the three months ended June 30, 2018, a decrease of $2.4 million or 12.3% from $19.7 million in the comparable prior year period. Selling, general and administrative expenses were $34.5 million for the six months ended June 30, 2018, a decrease of $7.1 million or 17.0% from $41.5 million in the comparable prior year period. These decreases were primarily attributable to reductions in firearms promotional expense. Effective January 1, 2018, the Company adopted ASC 606 which modified revenue recognition related to certain sales promotion activities that include the shipment of no charge firearms. As a result, approximately $1 million and $6 million of promotional expenses that had been classified as selling expenses in prior years are recorded as cost of products sold in the three and six months ended June 30, 2018, respectively.

Other income, net

Other income, net was $0.7 million and $1.0 million in the three and six months ended June 30, 2018, respectively, compared to $0.4 million and $0.7 in the three and six months ended July 1, 2017, respectively.

Income Taxes and Net Income

The Company's 2018 and 2017 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.2% and 24.4% for the three and six months ended June 30, 2018, respectively. The Company’s effective income tax rate for the three and six months ended July 1, 2017 was 35.0%. This reduction is primarily the result of the Tax Cuts and Job Act of 2017, which reduced the statutory Federal tax rate from 35% to 21% effective January 1, 2018, partially offset by the loss of tax benefits available in the prior period related to the American Jobs Creation Act of 2004 that expired effective December 31, 2017.

As a result of the foregoing factors, consolidated net income was $15.2 million and $29.5 for the three and six months ended June 30, 2018, respectively. This represents an increase of 48.9% and a decrease of 9.2% from $10.2 million and $32.4 million in the comparable prior year periods.

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

EBITDA was $29.7 million for the three months ended June 30, 2018, an increase of 18.5% from $25.0 million in the comparable prior year period.

For the six months ended June 30, 2018 EBITDA was $56.8 million, a decrease of 17.2% from $68.6 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net income	$15,189	$10,199	$29,453	$32,423

Income tax expense	4,860	5,491	9,497	17,458
Depreciation and amortization expense	8,172	9,326	16,344	18,653
Interest expense, net	22	32	49	66
EBITDA	$28,243	$25,048	$55,343	$68,600

Financial Condition

Liquidity

At the end of the second quarter of 2018, the Company’s cash totaled $131.7 million. Pre-LIFO working capital of $191.2 million, less the LIFO reserve of $45.1 million, resulted in working capital of $146.1 million and a current ratio of 3.3 to 1.

Index

Operations

Cash provided by operating activities was $81.0 million for the six months ended June 30, 2018, compared to $39.9 million for the comparable prior year period. This increase is primarily due to the decrease in inventory in 2018 and working capital fluctuations in both periods.

Third parties supply the Company with various raw materials for its firearms and castings, such as steel, fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts. There is a limited supply of these materials in the marketplace at any given time, which can cause the purchase prices to vary based upon numerous market factors. The Company believes that it has adequate quantities of raw materials in inventory or on order to provide sufficient time to locate and obtain additional items at then-current market cost without interruption of its manufacturing operations. However, if market conditions, including the impact of tariffs, result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials cannot be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing

Capital expenditures for the six months ended June 30, 2018 totaled $2.4 million, a decrease from $10.9 million in the comparable prior year period. In 2018, the Company expects to spend approximately $10 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $9.6 million were paid during the six months ended June 30, 2018.

On July 31, 2018, the Board of Directors authorized a dividend of 34¢ per share, for shareholders of record as of August 17, 2018, payable on August 31, 2018. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

No shares were repurchased in the six months ended June 30, 2018. During the six months ended July 1, 2017, the Company repurchased 1,074,285 shares of its common stock for $53.5 million in the open market. The average price per share purchased was $49.73. These purchases were funded with cash on hand. As of June 30, 2018, $88.7 million remained authorized for future stock repurchases.

The Company’s unsecured $40 million credit facility expired on June 15, 2018. The facility was unused throughout 2018. Based on its unencumbered assets, the Company believes it has the ability to obtain a new credit facility and raise cash through the issuance of short-term or long-term debt. At June 30, 2018, the Company has no debt.

Index

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the six months ended June 30, 2018.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018 and implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

The Company has reported all cases instituted against it through March 31, 2018, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending June 30, 2018.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: August 1, 2018	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer