Form 10-Q
period 2018-09-29
STURM RUGER & CO INC
filed 2018-10-31
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes   [ X ]          No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes   [ X ]          No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ X ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [   ]

[   ] If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]          No [ X ]

The number of shares outstanding of the issuer's common stock as of October 31, 2018: Common Stock, $1 par value –17,458,020.

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 29, 2018	December 31, 2017
		(Note)

Assets

Current Assets
Cash	$ 137,839	$ 63,487
Trade receivables, net	46,810	60,082

Gross inventories	74,198	87,592
Less LIFO reserve	(45,811)	(45,180)
Less excess and obsolescence reserve	(2,195)	(2,698)
Net inventories	26,192	39,714

Prepaid expenses and other current assets	3,582	3,501
Total Current Assets	214,423	166,784

Property, plant and equipment	353,115	365,013
Less allowances for depreciation	(268,702)	(261,218)
Net property, plant and equipment	84,413	103,795

Deferred income taxes	931	-
Other assets	16,285	13,739
Total Assets	$ 316,052	$ 284,318

Note:

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	September 29, 2018	December 31, 2017
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$ 30,219	$ 32,422
Contract liabilities with customers (Note 3)	5,931	-
Product liability	765	729
Employee compensation and benefits	19,707	14,315
Workers’ compensation	5,175	5,211
Total Current Liabilities	61,797	52,677

Product liability	99	90
Deferred income taxes	-	1,402

Contingent liabilities (Note 12)	-	-

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	-	-
Common Stock, par value $1:
Authorized shares – 40,000,000 2018 – 24,123,418 issued, 17,458,020 outstanding 2017 – 24,092,488 issued, 17,427,090 outstanding	24,123	24,092
Additional paid-in capital	31,721	28,329
Retained earnings	341,907	321,323
Less: Treasury stock – at cost 2018 – 6,665,398 shares 2017 – 6,665,398 shares	(143,595)	(143,595)
Total Stockholders’ Equity	254,156	230,149
Total Liabilities and Stockholders’ Equity	$ 316,052	$ 284,318

Note:

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Net firearms sales	$113,798	$103,658	$370,697	$400,533
Net castings sales	1,147	1,159	3,817	3,493
Total net sales	114,945	104,817	374,514	404,026

Cost of products sold	86,853	74,603	274,003	283,113

Gross profit	28,092	30,214	100,511	120,913

Operating expenses:
Selling	8,922	10,606	27,045	36,650
General and administrative	7,213	6,291	23,545	21,779
Total operating expenses	16,135	16,897	50,590	58,429

Operating income	11,957	13,317	49,921	62,484

Other income:
Interest expense, net	(92)	(30)	(141)	(96)
Other income, net	328	154	1,363	935
Total other income, net	236	124	1,222	839

Income before income taxes	12,193	13,441	51,143	63,323

Income taxes	2,987	4,071	12,484	21,530

Net income and comprehensive income	$ 9,206	$ 9,370	$ 38,659	$ 41,793

Basic earnings per share	$0.53	$0.53	$2.22	$2.34

Diluted earnings per share	$0.52	$0.53	$2.19	$2.32

Cash dividends per share	$0.34	$0.23	$0.89	$1.15

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2017	$24,092	$28,329	$321,323	$(143,595)	$230,149
Net income and comprehensive income			38,659		38,659
Dividends paid			(15,535)		(15,535)
Unpaid dividends accrued			(313)		(313)
Adoption of ASC 606 (Note 3)			(2,227)		(2,227)
Recognition of stock-based compensation expense		4,239			4,239
Vesting of RSU’s		(816)			(816)
Common stock issued-compensation plans	31	(31)			-
Balance at September 29, 2018	$24,123	$31,721	$341,907	$(143,595)	$254,156

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017

Operating Activities
Net income	$ 38,659	$ 41,793
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,517	26,026
Slow moving inventory valuation adjustment	(147)	694
Stock-based compensation	4,239	2,647
(Gain) loss on sale of assets	(9)	31
Deferred income taxes	(2,333)	925
Changes in operating assets and liabilities:
Trade receivables	13,272	16,288
Inventories	13,669	1,672
Trade accounts payable and accrued expenses	(2,238)	(17,805)
Contract liability to customers	3,704	-
Employee compensation and benefits	5,079	(11,028)
Product liability	44	(549)
Prepaid expenses, other assets and other liabilities	(2,878)	(4,259)
Income taxes payable	-	2,578
Cash provided by operating activities	95,578	59,013

Investing Activities
Property, plant and equipment additions	(4,884)	(13,205)
Proceeds from sale of assets	9	3
Cash used for investing activities	(4,875)	(13,202)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(816)	(2,482)
Repurchase of common stock	-	(64,850)
Dividends paid	(15,535)	(20,246)
Cash used for financing activities	(16,351)	(87,578)

Increase (decrease) in cash and cash equivalents	74,352	(41,767)

Cash and cash equivalents at beginning of period	63,487	87,126

Cash and cash equivalents at end of period	$137,839	$ 45,359

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 29, 2018 may not be indicative of the results to be expected for the full year ending December 31, 2018. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, an update to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which supersedes nearly all existing revenue recognition guidance. As more fully discussed in Note 3, the Company adopted ASC 606 using the modified retrospective method on January 1, 2018.

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

NOTE 3 – REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, applied to those contracts for which all performance obligations were not completed as of that date. Under the modified retrospective, method results for reporting periods beginning after January 1, 2018 will be presented using the guidance of ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance provided in ASC Topic 605, Revenue Recognition.

The effects of adjustments to the December 31, 2017 consolidated balance sheet for the adoption of ASC 606 were as follows:

	Balance at December 31, 2017	ASC 606 Adjustments	Opening Balance January 1, 2018
Trade accounts payable and accrued expenses	32,422	(4,000)	28,422
Deferred revenue from contracts with customers	-	6,950	6,950
Deferred taxes	1,402	(723)	679
Retained earnings	321,323	(2,227)	319,096

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

The impact of the adoption of ASC 606 on revenue recognized during the three and nine months ended September 29, 2018 is as follows:

	Three Months Ended September 29, 2018	Nine Months Ended September 29, 2018
Contract liabilities with customers beginning of period	$ 6,674	$ 6,950
Revenue recognized	(7,090)	(16,807)
Revenue deferred	6,347	15,788
Contract liabilities with customers at September 29, 2018	$ 5,931	$ 5,931

Index

During the three and nine months ended September 29, 2018, the Company deferred $6.4 million and $15.8 million of revenue, respectively, offset by the recognition of $7.1 million and $16.8 million, respectively, of revenue previously deferred as the performance obligations relating to the shipment of free products were satisfied. This resulted in a net increase in firearms sales for the three and nine months ended September 29, 2018 of $0.7 million and $1.0 million, respectively, and a deferred contract revenue liability at September 29, 2018 of $5.9 million. The Company estimates that revenue from this deferred contract liability will be recognized in the fourth quarter of 2018. As a result of the adoption of ASC 606, for the three months ended September 29, 2018, the gross margin percentage was reduced by 3% and earnings per share increased by approximately 1¢ over the comparable prior year period. As a result of the adoption of ASC 606, for the nine months ended September 25, 2018, the gross margin percentage was reduced by 2% and earnings per share increased by approximately 2¢ over the comparable prior year period.

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

During the nine month period ended September 29, 2018, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2018, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	September 29, 2018	December 31, 2017
Inventory at FIFO
Finished products	$ 13,613	$ 22,558
Materials and work in process	60,585	65,034
Gross inventories	74,198	87,592
Less: LIFO reserve	(45,811)	(45,180)
Less: excess and obsolescence reserve	(2,195)	(2,698)
Net inventories	$ 26,192	$ 39,714

Index

NOTE 5 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on August 31, 2019. Borrowings under this facility bear interest at the one-month LIBOR rate (2.256% at September 28, 2018) plus 150 basis points. The Company is charged one-quarter of a percent (0.25%) per year on the unused portion. At September 29, 2018, the Company was in compliance with the terms and covenants of the credit facility, which remains unused. At December 31, 2017, the Company was in compliance with the terms and covenants of a previous credit facility.

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.7 million and $2.3 million for the three and nine months ended September 29, 2018, respectively, and $0.7 million and $2.5 million for the three and nine months ended September 30, 2017, respectively. The Company plans to contribute approximately $0.7 million to the plan in matching employee contributions during the remainder of 2018.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.2 million and $3.8 million for the three and nine months ended September 29, 2018, respectively, and $1.2 million and $4.4 million for the three and nine months ended September 30, 2017, respectively. The Company plans to contribute approximately $1.2 million in supplemental contributions to the plan during the remainder of 2018.

NOTE 7 - INCOME TAXES

The Company's 2018 and 2017 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.5% and 24.4% for the three and nine months ended September 29, 2018, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2017 was 30.3% and 34.0%, respectively. This reduction is primarily the result of the Tax Cuts and Jobs Act of 2017, which reduced the statutory Federal tax rate from 35% to 21% effective January 1, 2018, partially offset by the loss of tax benefits available in the prior period related to the American Jobs Creation Act of 2004 that expired effective December 31, 2017. The reduced effective tax rate resulting from the Tax Cuts and Jobs Act of 2017 increased earnings per share by 4¢ and 29¢ for the three and nine months ended September 29, 2018.

Income tax payments for the three and nine months ended September 29, 2018 totaled $7.3 million and $15.3 million, respectively. Income tax payments for the three and nine months ended September 30, 2017 totaled $1.3 million and $18.6 million, respectively.

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

Index

Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position.

NOTE 8 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator:
Net income	$9,206	$9,370	$38,659	$41,793
Denominator:
Weighted average number of common shares outstanding – Basic	17,458,020	17,590,341	17,448,141	17,826,137

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	261,263	222,232	209,126	192,038

Weighted average number of common shares outstanding – Diluted	17,719,283	17,812,573	17,657,267	18,018,175

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 9 - COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 543,000 shares remain available for future grants as of September 29, 2018.

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”), which had similar provisions as the 2017 SIP. The 2007 SIP plan expired April 24, 2017. The Company had reserved 2,550,000 shares for issuance under the 2007 SIP, of which 2,181,000 shares were issued.

Index

Restricted Stock Units

Beginning in 2009, the Company began granting performance-based and retention-based restricted stock units to senior employees in lieu of incentive stock options. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were 184,200 restricted stock units issued during the nine months ended September 29, 2018. Total compensation costs related to these restricted stock units are $8.8 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.6 million and $4.2 million for the three and nine months ended September 29, 2018, respectively, and $1.0 million and $2.6 million for the three and nine months ended September 30, 2017, respectively.

Stock Options

A summary of changes in options outstanding under the 2007 SIP is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2017	11,838	$8.95	$6.69
Granted	-	-	-
Exercised	(4,616)	8.28	6.90
Expired	-	-	-
Outstanding at September 29, 2018	7,222	$9.38	$6.56

The aggregate intrinsic value (mean market price at September 29, 2018 less the weighted average exercise price) of options outstanding under the 2007 SIP was approximately $0.4 million.

NOTE 10 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Index

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net Sales
Firearms	$113,798	$103,658	$370,697	$400,533
Castings
Unaffiliated	1,147	1,159	3,817	3,493
Intersegment	5,723	4,745	16,902	19,866
	6,870	5,904	20,719	23,359
Eliminations	(5,723)	(4,745)	(16,902)	(19,866)
	$114,945	$104,817	$374,514	$404,026

Income (Loss) Before Income Taxes
Firearms	$12,866	$13,459	$52,363	$62,957
Castings	(635)	112	(1,578)	267
Corporate	(38)	(130)	358	99
	$12,193	$13,441	$51,143	$63,323

			September 29, 2018	December 31, 2017
Identifiable Assets
Firearms			$166,901	$206,091
Castings			10,532	12,524
Corporate			138,619	65,703
			$316,052	$284,318

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities, including the 2016 “Ruger $5 Million Match Campaign” and the 2015-16 “2.5 Million Gun Challenge”. Payments made to the NRA in the three and nine months ended September 29, 2018 totaled $224,000 and $435,000, respectively. Payments made to the NRA in the three and nine months ended September 30, 2017 were insignificant. One of the Company’s Directors also serves as a Director on the Board of the NRA.

In the past, the Company had contracted with Symbolic, Inc. (“Symbolic”) to assist in its marketing efforts. During the three and nine months ended September 29, 2018, payments made to Symbolic were de minimis. During the three and nine months ended September 30, 2017, the Company paid Symbolic $0.3 million and $1.3 million, respectively, which amounts included $0.3 million and $0.8 million, respectively, for the reimbursement of expenses paid by Symbolic on the Company’s behalf. Symbolic’s principal and founder was named the Company’s Vice President of Marketing in June 2017, and remains the president of Symbolic.

Index

NOTE 12 - CONTINGENT LIABILITIES

As of September 29, 2018, the Company was a defendant in three (3) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation, discussed in turn below.

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

A hearing on the motion for judgment on the pleadings was held on December 12, 2017. On January 2, 2018, the court issued an order granting Manufacturer Defendants’ motion for judgment on the pleadings, but denying Defendants’ request for attorney’s fees and costs. On January 8, 2018, the court entered judgment for Manufacturer Defendants. The City filed a Notice of Appeal on February 1, 2018. Defendants cross-appealed the order denying attorney’s fees and costs. The matter has been briefed fully and the parties are awaiting a ruling.

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

Index

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

NOTE 13 - SUBSEQUENT EVENTS

On October 30, 2018, the Company’s Board of Directors authorized a dividend of 21¢ per share, for shareholders of record as of November 16, 2018, payable on November 30, 2018.

The Company has evaluated events and transactions occurring subsequent to September 29, 2018 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 1% in the first nine months of 2018 compared to the prior year period. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 5%. The slight increase in estimated sell-through of the Company’s products from the independent distributors to retailers is attributable to strong demand for some of the Company’s recently introduced products, partially offset by decreased overall consumer demand in the first nine months of 2018.

Sales of new products, including the Pistol Caliber Carbine, the Mark IV pistol, the LCP II pistol, the EC9s pistol, the Security-9 pistol, and the Precision Rimfire Rifle, represented $112.7 million or 30% of firearm sales in the first nine months of 2018. New product sales include only major new products that were introduced in the past two years.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing seven quarters follow:

	2018			2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	364,000	381,100	509,500	425,600	341,300	362,400	533,800

Total adjusted NICS Background Checks (thousands) (2)	2,708	2,863	3,731	4,210	2,948	3,116	3,694

Index

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2018			2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	237,800	344,600	635,900	467,500	221,900	214,400	395,000

Orders Received	$66.6	$95.4	$175.1	$129.0	$62.9	$62.4	$131.9

Average Sales Price of Units Ordered	$280	$277	$275	$276	$283	$291	$334

Ending Backlog	$81.5	$125.0	$149.2	$75.4	$56.6	$95.0	$163.8

Average Sales Price of Ending Unit Backlog	$347	$326	$331	$296	$332	$342	$331

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. Despite the 3% decrease in unit production in the third quarter of 2018 from the

Index

second quarter of 2018, total unit production increased 24% for the three months ended September 29, 2018 from the comparable prior year period.

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2018			2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	237,800	344,600	635,900	467,500	221,900	214,400	395,000

Units Produced	404,200	415,300	388,500	320,800	327,300	432,900	529,900

Units Shipped	386,200	411,600	440,400	383,200	329,100	432,000	521,000

Average Sales Price of Units Shipped	$295	$314	$295	$306	$315	$302	$319

Ending Unit Backlog	235,000	383,400	450,400	254,900	170,600	277,800	495,400

Inventories

During the third quarter of 2018, the Company’s finished goods inventory increased by 18,000 units and distributor inventories of the Company’s products increased by 22,100 units. In the aggregate, total Company and distributor inventories decreased 151,700 units from the end of the third quarter of 2017.

Inventory data for the trailing seven quarters follows:

	2018			2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	72,700	54,700	51,000	102,900	165,400	167,200	166,200

Units – Distributor Inventory (1)	304,800	282,700	252,300	321,300	363,800	376,000	306,400

Total Inventory (2)	377,500	337,400	303,300	424,200	529,200	543,200	472,600

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Index

Net Sales

Consolidated net sales were $114.9 million for the three months ended September 29, 2018, an increase of 9.7% from $104.8 million in the comparable prior year period.

For the nine months ended September 29, 2018, consolidated net sales were $374.5 million, a decrease of 7.3% from $404.0 million in the comparable prior year period.

Firearms net sales were $113.8 million for the three months ended September 29, 2018, an increase of 9.8% from $103.7 million in the comparable prior year period. Effective January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which modified the timing of revenue recognition related to certain sales promotion activities that include the shipment of no charge firearms. Consequently, net sales in the three months ended September 29, 2018 were increased by $0.7 million from the comparable prior year period.

For the nine months ended September 29, 2018, firearms net sales were $370.7 million, a decrease of 7.5% from $400.5 million in the comparable prior year period. As a result of the adoption of ASC 606, net sales in the nine months ended September 29, 2018 were increased by $1.0 million from the comparable prior year period.

Firearms unit shipments increased 17.4% and decreased 3.4% for the three and nine months ended September 29, 2018, respectively, from the comparable prior year periods.

Casting net sales were $1.1 million for the three months ended September 29, 2018, a decrease of 8.3% from $1.2 million in the comparable prior year period.

For the nine months ended September 29, 2018, castings net sales were $3.8 million, an increase of 9.3% from $3.5 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $86.9 million for the three months ended September 29, 2018, an increase of 16.4% from $74.6 million in the comparable prior year period.

Consolidated cost of products sold was $274.0 million for the nine months ended September 29, 2018, a decrease of 3.2% from $283.1 million in the comparable prior year period.

Gross margin was 24.4% and 26.8% for the three and nine months ended September 29, 2018, respectively, compared to 28.8% and 29.9% in the comparable prior year periods. Effective January 1, 2018, the Company adopted ASC 606, which modified the timing of revenue recognition related to certain sales promotion activities involving the shipment of no charge firearms. As a result, net sales in the three and nine months ended September 29, 2018 were increased by $0.7 million and $1.0 million, respectively. In addition, certain promotional expenses that had been classified as selling expenses in prior years were included in cost of products sold in 2018. As a result, the gross margin for the three and nine months ended September 29, 2018 was reduced by approximately 3 percentage points and 2 percentage points, respectively.

Index

Gross margin for the three and nine months ended September 29, 2018 and September 30, 2017 is illustrated below (in thousands):

	Three Months Ended
	September 29, 2018		September 30, 2017

Net sales	$114,945	100.0%	$104,817	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls	83,945	73.0%	75,897	72.4%
LIFO expense	713	0.6%	695	0.7%
Overhead rate adjustments to inventory	905	0.8%	(2,070)	(2.0)%
Labor rate adjustments to inventory	(27)	-	(284)	(0.3)%
Product liability	317	0.3%	165	0.2%
Product safety bulletins and recalls	1,000	0.9%	200	0.2%
Total cost of products sold	86,853	75.6%	74,603	71.2%

Gross profit	$ 28,092	24.4%	$ 30,214	28.8%

	Nine Months Ended
	September 29, 2018		September 30, 2017

Net sales	$374,514	100.0%	$404,026	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls	268,759	71.8%	281,381	69.6%
LIFO expense	1,352	0.4%	2,175	0.6%
Overhead rate adjustments to inventory	1,705	0.4%	(3,291)	(0.8)%
Labor rate adjustments to inventory	239	0.1%	(308)	(0.1)%
Product liability	948	0.2%	456	0.1%
Product safety bulletins and recalls	1,000	0.3%	2,700	0.7%
Total cost of products sold	274,003	73.2%	283,113	70.1%

Gross profit	$100,511	26.8%	$120,913	29.9%

Index

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls — During the three and nine months ended September 29, 2018, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls increased as a percentage of sales by 1.3% and 2.3%, respectively, compared with the corresponding 2017 periods. These increases were due primarily to the adoption of ASC 606, which modified the timing of revenue recognition related to certain sales promotion activities involving the shipment of no charge firearms and resulted in certain promotional expenses that had been classified as selling expenses in prior years being included in cost of products sold in 2018.

LIFO — For both the three months ended September 29, 2018 and the three months ended September 30, 2017 the Company recognized LIFO expense resulting in increased cost of products sold of $0.7 million.

For the nine months ended September 29, 2018, the Company recognized LIFO expense resulting in increased cost of products sold of $1.4 million. In the comparable 2017 period, the Company recognized LIFO expense resulting in increased cost of products sold of $2.2 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and nine months ended September 29, 2018, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory values of $0.9 million and $1.7 million, respectively, and a corresponding increase to cost of products sold.

During the three and nine months ended September 30, 2017, the Company became less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory values of $2.1 million and $3.3 million, respectively, and a corresponding decrease to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three months ended September 29, 2018,the impact of the labor rates used to absorb labor expenses into inventory were deminimis. During the nine months ended September 29, 2018 the Company became more efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.2 million and a corresponding increase to cost of products sold.

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

During the three and nine months ended September 29, 2018 product liability expense was $0.3 million and $0.9 million, respectively. During the three and nine months ended September 30, 2017 product liability expense was $0.2 million and $0.5 million, respectively.

Index

Product Safety Bulletins and Recalls – In October 2018, the Company issued a safety bulletin announcing that some Ruger American Pistols chambered in 9mm may exhibit premature wear of the locking surfaces between the slide and barrel. The Company offered a free retrofit to customers of affected pistols and recorded a $1.0 million expense in the third quarter of 2018, which was the expected total cost of the safety bulletin.

In June 2017, the Company discovered that Mark IV pistols manufactured prior to June 1, 2017 had the potential to discharge unintentionally if the safety was not utilized correctly. The Company recalled all Mark IV pistols and recorded a $2.5 million expense in the second quarter of 2017, which was the expected total cost of the recall. Also, the Company issued a Product Safety Bulletin for certain Ruger Precision Rifles due to the potential for interference between the aluminum bolt shroud and the cocking piece and recorded a $0.2 million expense in the third quarter of 2017.

Gross Profit — As a result of the foregoing factors, for the three and nine months ended September 29, 2018, gross profit was $28.1 million and $100.5 million, respectively, a decrease of $2.1 million and $20.4 million from $30.2 million and $120.9 million in the comparable prior year periods.

Gross profit as a percentage of sales decreased to 24.4% and 26.8% in the three and nine months ended September 29, 2018, respectively, from 28.8% and 29.9% in the comparable prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.1 million for the three months ended September 29, 2018, a decrease of $0.9 million or 4.5% from $17.0 million in the comparable prior year period. Selling, general and administrative expenses were $50.6 million for the nine months ended September 29, 2018, a decrease of $7.8 million or 13.4% from $58.4 million in the comparable prior year period. These decreases were primarily attributable to reductions in firearms promotional expense. Effective January 1, 2018, the Company adopted ASC 606 which modified revenue recognition related to certain sales promotion activities that include the shipment of no charge firearms. As a result, approximately $3.7 million and $9.3 million of promotional expenses that had been classified as selling expenses in prior years are recorded as cost of products sold in the three and nine months ended September 29, 2018, respectively.

Other income, net

Other income, net was $0.2 million and $1.2 million in the three and nine months ended September 29, 2018, respectively, compared to $0.1 million and $0.8 million in the three and nine months ended September 30, 2017, respectively.

Income Taxes and Net Income

The Company's 2018 and 2017 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.5% and 24.4% for the three and nine months ended September 29, 2018, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2017 was 30.3% and 34.0%, respectively. This reduction is primarily the result of the Tax Cuts and Jobs Act of 2017, which reduced the statutory Federal tax rate from 35% to 21% effective January 1, 2018, partially offset by the loss of tax benefits available in the prior period related to the American Jobs Creation Act of 2004 that expired effective December 31, 2017.

Index

As a result of the foregoing factors, consolidated net income was $9.2 million and $38.7 for the three and nine months ended September 29, 2018, respectively. This represents a decrease of 1.8% and 7.5% from $9.4 million and $41.8 million in the comparable prior year periods.

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

EBITDA was $20.5 million for the three months ended September 29, 2018, a decrease of 1.9% from $20.8 million in the comparable prior year period.

For the nine months ended September 29, 2018 EBITDA was $75.8 million, a decrease of 15.3% from $89.4 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Net income	$ 9,206	$ 9,370	$38,659	$41,793

Income tax expense	2,987	4,071	12,484	21,530
Depreciation and amortization expense	8,173	7,373	24,517	26,026
Interest expense, net	92	30	141	96
EBITDA	$20,458	$20,844	$75,801	$89,445

Financial Condition

Liquidity

At the end of the third quarter of 2018, the Company’s cash totaled $137.8 million. Pre-LIFO working capital of $198.4 million, less the LIFO reserve of $45.8 million, resulted in working capital of $152.6 million and a current ratio of 3.5 to 1.

Index

Operations

Cash provided by operating activities was $95.6 million for the nine months ended September 29, 2018, compared to $59.0 million for the comparable prior year period. This increase is primarily due to the significant decrease in inventory in 2018 and working capital fluctuations in both periods.

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

Investing and Financing

Capital expenditures for the nine months ended September 29, 2018 totaled $4.9 million, a decrease from $13.2 million in the comparable prior year period. In 2018, the Company expects to spend approximately $10 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $15.5 million were paid during the nine months ended September 29, 2018.

On October 30, 2018, the Board of Directors authorized a dividend of 21¢ per share, for shareholders of record as of November 16, 2018, payable on November 30, 2018. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

No shares were repurchased in the nine months ended September 29, 2018. During the nine months ended September 30, 2017, the Company repurchased 1.3 million shares of its common stock for $64.8 million in the open market. The average price per share purchased was $49.10. These purchases were funded with cash on hand. As of September 29, 2018, $88.7 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on August 31, 2019, was unused at September 29, 2018 and the Company has no debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the nine months ended September 29, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 29, 2018.

Index

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2018, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of September 29, 2018, there have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018 and implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

The Company has reported all cases instituted against it through June 30, 2018, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

During the three months ending September 29, 2018, the Company settled the previously reported case of Garrison v. Sturm, Ruger & Co., Inc.

One lawsuit was formally instituted against the Company during the three months ending September 29, 2018, captioned as Fortner vs. Sturm, Ruger & Co, et al and filed in the District Court of Coal County, Oklahoma.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Index

ITEM 6. EXHIBITS

(a)	Exhibits:

10.1	Credit Agreement dated September 27, 2018, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2018.

31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: October 31, 2018	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer