Form 10-K
period 2018-12-31
STURM RUGER & CO INC
filed 2019-02-20
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

Ö  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  Ö      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [Ö ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ Ö ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [   ].

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      NO Ö

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  Ö  NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018:

Common Stock, $1 par value - $958,787,400

The number of shares outstanding of the registrant's common stock as of February 14, 2019: Common Stock, $1 par value –17,458,000 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders to be held May 8, 2019 are incorporated by reference into Part III (Items 10 through 14) of this Report.

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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. and Subsidiary (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the year ended December 31, 2018 were from the firearms segment, with approximately 1% from the castings segment. Export sales represent approximately 4% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company primarily offers products in three industry product categories – rifles, pistols, and revolvers. The Company’s firearms are sold through independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in the firearms segment and has minimal sales to outside customers. The castings and MIM parts sold to outside customers, either directly or through manufacturers’ representatives, represented approximately 1% of the Company’s total sales for the year ended December 31, 2018.

For the years ended December 31, 2018, 2017, and 2016, net sales attributable to the Company's firearms operations were $490.6 million, $517.7 million and $658.4 million. The balance of the Company's net sales for the aforementioned periods was attributable to its castings operations.

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

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Net sales of rifles by the Company accounted for $258.1 million, $243.0 million, and $264.9 million of total net sales for the years 2018, 2017, and 2016, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Net sales of pistols by the Company accounted for $144.3 million, $176.2 million, and $250.0 million of revenues for the years 2018, 2017, and 2016, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Net sales of revolvers by the Company accounted for $63.3 million, $74.6 million, and $104.9 million of revenues for the years 2018, 2017, and 2016, respectively.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for $25.0 million, $23.9 million, and $38.6 million of total net sales for the years 2018, 2017, and 2016, respectively.

Castings Products

Net sales attributable to the Company’s casting operations (excluding intercompany transactions) accounted for $5.0 million, $4.6 million, and $5.9 million, for 2018, 2017, and 2016, respectively. These sales represented approximately 1% of total net sales in each of these years.

Manufacturing

Firearms

The Company produces one model of pistol, all of its revolvers and most of its rifles at the Newport, New Hampshire facility. Most of the Company’s pistols are produced at the Prescott, Arizona facility. Some rifle models and pistol models are produced at the Mayodan, North Carolina facility.

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

Marketing and Distribution

Firearms

The Company's firearms are primarily marketed through a network of federally licensed, independent wholesale distributors who purchase the products directly from the Company. They resell to federally licensed, independent retail firearms dealers who in turn resell to legally authorized end users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors. Each domestic distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 19 distributors service the domestic commercial market, with an additional 23 distributors servicing the domestic law enforcement market and 41 distributors servicing the export market.

In 2018, the Company’s largest customers and the percent of firearms sales they represented were as follows: Davidson’s-21%; Lipsey’s-20%; and Sports South-16%.

In 2017, the Company’s largest customers and the percent of firearms sales they represented were as follows: Davidson’s-21%; Lipsey’s-18%; Sports South-13%; and Jerry’s/Ellett Brothers-12%.

In 2016, the Company’s largest customers and the percent of firearms sales they represented were as follows: Davidson’s-19%; Lipsey’s-17%; Jerry’s/Ellett Brothers-15%; and Sports South-14%.

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

Employees

As of February 1, 2019, the Company employed approximately 1,830 full-time employees, approximately 28% of whom had at least ten years of service with the Company. From time to time, the Company uses temporary employees to supplement its workforce. As of February 1, 2019, the Company did not have any temporary employees.

None of the Company's employees are subject to a collective bargaining agreement.

Research and Development

In 2018, 2017, and 2016, the Company spent approximately $8.5 million, $9.8 million, and $8.7 million, respectively, on research and development activities relating to new products and the improvement of existing products. As of February 1, 2019, the Company had approximately 70 employees whose primary responsibilities were research and development activities.

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

Name	Age	Position With Company

Christopher J. Killoy	60	President and Chief Executive Officer

Thomas A. Dineen	50	Senior Vice President, Treasurer, and Chief Financial Officer

Thomas P. Sullivan	58	Senior Vice President of Operations

Kevin B. Reid, Sr.	58	Vice President, General Counsel, and Corporate Secretary

Shawn C. Leska	47	Vice President, Sales

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

The sale, purchase, ownership, and use of firearms are subject to thousands of federal, state and local governmental regulations. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons manufactured after 1986 and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons and holds all necessary licenses under these federal laws. Several states currently have laws in effect similar to the aforementioned legislation.

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

The Company faces risks arising from various asserted and unasserted litigation matters. These matters include, but are not limited to, assertions of allegedly defective product design or manufacture, alleged failure to warn, purported class actions against firearms manufacturers, generally seeking relief such as medical expense reimbursement, property damages, and punitive damages arising from accidents involving firearms or the criminal misuse of firearms, and those lawsuits filed on behalf of municipalities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as final adverse judgment, significant settlement or changes in applicable law. A future adverse outcome in any one or more of these matters could have a material adverse effect on the Company’s financial results. See Note 18 to the financial statements which are included in this Annual Report on Form 10-K.

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

The Company has other facilities that were not used in its manufacturing operations in 2018:

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

ITEM 3—LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 18 to the financial statements, which are included in this Form 10-K.

The Company has reported all cases instituted against it through September 29, 2018, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

Two lawsuits were formally instituted against the Company during the three months ending December 31, 2018. Lora Testerman vs. Sturm, Ruger & Co., Inc., et al, was filed in the Smyth County General District Court in Virginia. The matter of Clifton Reece McKelva v. Sturm, Ruger & Co., Inc., et al, was filed in Bosque County, Texas on November 19, 2018, though the Petition was not served on the Company until January 11, 2019.

ITEM 4—MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 8, 2019, the Company had 1,662 stockholders of record.

Issuer Repurchase of Equity Securities

In 2017 and 2016 the Company repurchased shares of its common stock. In 2018, the Company did not repurchase any shares of its common stock. Details of the purchases in 2016 and 2017 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

Fourth Quarter 2016	283,343	$49.43	283,343
First Quarter 2017
January 29 to February 25	900,997	$49.70	900,997
February 26 to April 1	173,288	$49.92	173,288
Third Quarter 2017
July 30 to August 26	4,490	$47.92	4,490
August 27 to September 30	240,933	$46.30	240,933
Total	1,603,051	$49.16	1,603,051	$88,710,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2018 approximately $89 million remained authorized for share repurchases.

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Recreation and Russell 2000 Index
(Performance Results Through 12/31/18)

$200
$100
$0
2013
2014
2015
2016
2017
2018
Sturm, Ruger & Co., Inc.
Standard & Poors 500
Recreation
Russell 2000 Index
$168.41
$157.23
$150.34
$147.77
$140.09
$129.33
$129.06
$139.45
$113.97
$113.69
$115.27
$121.63
$124.10
$100.00
$104.89
$100.26
$85.61
$77.76
$84.48
$82.07
$48.76

Assumes $100 invested at the close of trading 12/13 in Sturm, Ruger & Co., Inc. common stock, Standard & Poor’s 500, Recreation, and Russell 2000 Index.

* Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

	2013	2014	2015	2016	2017	2018
Sturm, Ruger & Co., Inc.	100.00	48.76	85.61	77.76	84.48	82.07
Standard & Poor’s 500	100.00	113.69	115.27	129.06	157.23	150.34
Recreation	100.00	113.97	129.33	140.09	168.41	147.77
Russell 2000 Index	100.00	104.89	100.26	121.63	139.45	124.10

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2018:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
			—
2007 Stock Incentive Plan	192,887	$9.60 per share	—
2017 Stock Incentive Plan	190,553	—	542,928
Equity compensation plans not approved by security holders
None.
Total	383,440	$9.60 per share	542,928

*	Restricted stock units are settled in shares of common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6—SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

December 31,	2018	2017	2016	2015	2014
Net firearms sales	490,607	$517,701	$658,433	$544,850	$542,267
Net castings sales	5,028	4,555	5,895	6,244	2,207
Total net sales	495,635	522,256	664,328	551,094	544,474
Cost of products sold	361,277	368,248	444,774	378,934	375,300
Gross profit	134,358	154,008	219,554	172,160	169,174
Income before income taxes	68,714	77,646	135,921	96,100	57,240
Income taxes	17,781	25,504	48,449	33,974	18,612
Net income	50,933	52,142	87,472	62,126	38,628
Basic earnings per share	2.92	2.94	4.62	3.32	1.99
Diluted earnings per share	2.88	2.91	4.59	3.21	1.95
Cash dividends per share	$1.10	$1.36	$1.73	$1.10	$1.62

December 31,	2018	2017	2016	2015	2014
Working capital	$160,998	$114,107	$133,870	$107,279	$57,792
Total assets	335,532	284,318	346,879	315,883	254,382
Total stockholders’ equity	264,242	230,149	265,900	227,738	185,462
Book value per share	$15.14	$13.21	$14.23	$12.17	$9.90
Return on stockholders’ equity	20.6%	21.0%	35.4%	30.1%	21.2%
Current ratio	3.3 to 1	3.2 to 1	2.7 to 1	2.3 to 1	2.0 to 1
Common shares outstanding	17,458,000	17,427,100	18,688,500	18,713,400	18,737,000
Number of stockholders of record	1,652	1,664	1,678	1,702	1,726
Number of employees	1,811	1,838	2,120	1,920	1,847
Number of temporary employees	11	2	310	205	220

ITEM 7—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations - 2018

Product Demand

The estimated sell-through of the Company’s products from the independent distributors to retailers in 2018 was essentially unchanged from 2017. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 6%. Despite the apparent reduction in overall industry demand, as reflected by the NICS data, the estimated sell-through of the Company’s products from the independent distributors to retailers remained consistent with the prior year due to strong demand for some of the Company’s products, particularly those that were introduced in December 2017.

New products represented $145.6 million or 30% of firearms sales in 2018, compared to $137.8 million or 27% of firearms sales in 2017.  New product sales include only major new products that were introduced in the past two years.  In 2018, new products included the Pistol Caliber Carbine, the Precision Rimfire Rifle, the Mark IV pistol, the LCP II pistol, the Security-9 pistol, and the EC9s pistol.

Estimated sell-through from distributors to retailers and total adjusted NICS background checks:

	2018	2017	2016

Estimated Units Sold from Distributors to Retailers (1)	1,654,600	1,663,100	2,007,200

Total Adjusted NICS Background Checks (2)	13,116,000	13,967,800	15,727,700

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Orders Received in 2018 increased 11% from 2017. Our ending order backlog of 153,000 units at December 31, 2018 decreased 101,900 units from backlog of 254,900 units at December 31, 2017.

The units ordered, value of orders received and ending backlog, net of Federal Excise Tax, for the trailing three years are as follows (dollars in millions, except average sales price):

	2018	2017	2016

Orders Received	$430.0	$386.2	$688.5

Average Sales Price of Orders Received	$281	$297	$306

Ending Backlog	$55.6	$75.4	$195.0

Average Sales Price of Ending Backlog	$364	$296	$314

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels and manage increases in inventory. Total unit production in 2018 was materially unchanged from 2017.

Annual Summary Unit Data

Firearms unit data for orders, production, and shipments follows:

	2018	2017	2016

Units Ordered	1,531,100	1,298,800	2,246,600

Units Produced	1,610,300	1,610,900	2,125,500

Units Shipped	1,633,000	1,665,300	2,055,500

Average Sales Price	$300	$311	$320

Units – Backlog	153,000	254,900	621,400

Inventories

The Company’s finished goods inventory decreased by 22,600 units during 2018.

Distributor inventories of the Company’s products decreased by 21,600 units during 2018 and approximate a reasonable level to support rapid fulfillment of retailer demand. In the aggregate, total Company and distributor inventories decreased by 10% in 2018.

Inventory data follows:

	December 31,
	2018	2017	2016

Units – Company Inventory	80,300	102,900	157,400

Units – Distributor Inventory (3)	299,700	321,300	319,300

Total inventory (4)	380,000	424,200	476,700

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.
(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2018, as compared to year ended December 31, 2017:

Net Sales

Consolidated net sales were $495.6 million in 2018. This represents a decrease of $26.7 million or 5.1% from 2017 consolidated net sales of $522.3 million.

Firearms segment net sales were $490.6 million in 2018. This represents a decrease of $27.1 million or 5.2% from 2017 firearms net sales of $517.7 million. Firearms unit shipments decreased 1.9% in 2018.

Casting segment net sales were $5.0 million in 2018. This represents an increase of $0.4 million or 10.4% from 2017 casting sales of $4.6 million.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $361.3 million in 2018. This represents a decrease of $6.9 million or 1.9% from 2017 consolidated cost of products sold of $368.2 million.

The gross margin was 27.1% in 2018. This represents a decrease from 29.5% in 2017 as illustrated below:

(in thousands)

Year Ended December 31,	2018		2017

Net sales	$495,635	100.0%	$522,256	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls	354,997	71.6%	367,551	70.4%

LIFO expense	1,882	0.4%	2,639	0.5%

Overhead rate adjustments to inventory	1,777	0.4%	(4,423)	(0.9)%

Labor rate adjustments to inventory	193	—	(379)	(0.1)%

Product liability	1,514	0.3%	360	0.1%

Product safety bulletins and recalls	914	0.2%	2,500	0.5%

Total cost of products sold	361,277	72.9%	368,248	70.5%

Gross profit	$134,358	27.1%	$154,008	29.5%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls- In 2018, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability increased 1.2% as a percentage of sales compared to 2017. This increase was due primarily to the adoption of ASC 606, which resulted in $12.1 million of promotional expenses that had been classified as selling expenses in prior years being included in cost of products sold in 2018.

LIFO- The Company recognized LIFO expense in 2018 and 2017 of $1.9 million and $2.6 million, respectively, which increased cost of products sold in both periods.

Overhead Rate Change- The net impact on inventory in 2018 and 2017 from the change in the overhead rates used to absorb overhead expenses into inventory was a decrease of $1.8 million and an increase of $4.4 million, respectively, reflecting increased overhead efficiency in 2018 and decreased overhead efficiency in 2017. The decrease in inventory value in 2018 resulted in a corresponding increase to cost of products sold and the increase in inventory value in 2017 resulted in a corresponding decrease to cost of products sold.

Labor Rate Adjustments- In 2018, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was a decrease of $0.2 million, reflecting increased labor efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold. In 2017, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was an increase of $0.4 million, reflecting decreased labor efficiency. This increase in inventory value resulted in a corresponding decrease to cost of products sold.

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $1.5 million and $0.4 million in 2018 and 2017, respectively. See Note 18 in the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Product Safety Bulletins and Recalls- In October 2018, the Company issued a safety bulletin announcing that some Ruger American Pistols chambered in 9mm may exhibit premature wear of the locking surfaces between the slide and barrel. The Company offered a free retrofit to customers of affected pistols and recorded a $1.0 million expense in the third quarter of 2018, which was the expected total cost of the safety bulletin.

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

Gross Profit- Gross profit was $134.4 million or 27.1% of sales in 2018. This is a decrease of $19.6 million from 2017 gross profit of $154.0 million or 29.5% of sales in 2017.

Selling, General and Administrative

Selling, general and administrative expenses were $67.4 million in 2018, a decrease of $10.2 million from $77.6 million in 2017, and a decrease from 14.9% of sales in 2017 to 13.6% of sales in 2018. These decreases were primarily attributable to reductions in firearms promotional expense. Effective January 1, 2018, the Company adopted ASC 606 which modified revenue recognition related to certain sales promotion activities that include the shipment of no charge firearms. As a result, approximately $12.1 million of promotional expenses that had been classified as selling expenses in prior years are recorded as cost of products sold in 2018.

Other Operating Income, net

Other operating income, net was de minimis in 2018 and 2017.

Operating Income

Operating income was $67.0 million or 13.5% of sales in 2018. This is a decrease of $9.3 million from 2017 operating income of $76.3 million or 14.6% of sales.

Royalty Income

Royalty income was $0.8 million in 2018 and $0.5 million in 2017.

Interest Income and Interest Expense

Interest income and interest expense were insignificant in 2018 and 2017.

Other Income, Net

Other income, net was $1.0 million in 2018, an increase of $0.1 million from $0.9 million in 2017.

Income Taxes and Net Income

The effective income tax rate was 25.9% in 2018 and 32.8% in 2017. The decrease in the effective tax rate in 2018 is primarily attributable to the “2017 Tax Cuts and Jobs Act” which reduced the Federal corporate income tax rate to 21% beginning in 2018.

As a result of the foregoing factors, consolidated net income was $50.9 million in 2018. This represents a decrease of $1.2 million from 2017 consolidated net income of $52.1 million.

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

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2018	2017

Net income	$50,933	$52,142

Income tax expense	17,781	25,504
Depreciation and amortization expense	31,972	34,264
Interest expense	330	152
Interest income	(211)	(27)
EBITDA	$100,805	$112,035

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

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2018
	Q4	Q3	Q2	Q1

Units Ordered	312,800	237,800	344,600	635,900

Units Produced	402,400	404,200	415,200	388,500

Units Shipped	394,800	386,200	411,600	440,400

Estimated Units Sold from Distributors to Retailers	400,000	364,000	381,100	509,500

Total Adjusted NICS Background Checks	3,813,000	2,708,000	2,863,000	3,731,000

Average Unit Sales Price	$304	$295	$309	$295

Units – Backlog	153,000	235,000	383,400	450,400

Units – Company Inventory	80,300	72,700	54,700	51,000

Units – Distributor Inventory (5)	299,700	304,800	282,700	252,300

	2017
	Q4	Q3	Q2	Q1

Units Ordered	467,500	221,900	214,400	395,000

Units Produced	320,800	327,300	432,900	529,900

Units Shipped	383,200	329,100	432,000	521,000

Estimated Units Sold from Distributors to Retailers	425,600	341,300	362,400	533,800

Total Adjusted NICS Background Checks	4,210,000	2,948,000	3,116,000	3,694,000

Average Unit Sales Price	$306	$315	$302	$319

Units – Backlog	254,900	170,600	277,800	495,400

Units – Company Inventory	102,900	165,400	167,200	166,200

Units – Distributor Inventory (5)	321,300	363,800	376,000	306,400

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2018
	Q4	Q3	Q2	Q1

Orders Received	$92.9	$66.6	$95.4	$175.1

Average Sales Price of Orders Received	$297	$280	$277	$275

Ending Backlog	$55.6	$81.5	$125.0	$149.2

Average Sales Price of Ending Backlog	$364	$347	$326	$331

	2017
	Q4	Q3	Q2	Q1

Orders Received	$129.0	$62.9	$62.4	$131.9

Average Sales Price of Orders Received	$276	$283	$291	$334

Ending Backlog	$75.4	$56.6	$95.0	$163.8

Average Sales Price of Ending Backlog	$296	$332	$342	$331

Fourth Quarter Gross Profit Analysis

The gross margin for the fourth quarter of 2018 and 2017 was 27.9% and 28.0%, respectively. Details of the gross margin are illustrated below:

(in thousands)

Three Months Ended December 31,	2018		2017

Net sales	$121,121	100.0%	$118,230	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	86,151	71.1%	85,972	72.7%

LIFO expense	530	0.4%	464	0.4%

Overhead rate adjustments to inventory	72	0.1%	(1,132)	(0.9)%

Labor rate adjustments to inventory	(46)	—	(71)	(0.1)%

Product liability	566	0.5%	(97)	(0.1)%

Total cost of products sold	87,273	72.1%	85,136	72.0%

Gross profit	$33,848	27.9%	$33,094	28.0%

Note: For a discussion of the captions in the above table, please see the “Cost of Products Sold and Gross Profit” discussion above.

Results of Operations - 2017

Year ended December 31, 2017, as compared to year ended December 31, 2016:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2017	2016	2015

Units Ordered	1,298,800	2,246,600	1,517,000

Units Produced	1,610,900	2,125,500	1,721,300

Units Shipped	1,665,300	2,055,500	1,738,100

Average Sales Price	$311	$320	$313

Units – Backlog	254,900	621,400	430,300

Units – Company Inventory	102,900	157,400	87,400

Units – Distributor Inventory (1)	321,300	319,300	271,000

Castings Setups	91,715	170,681	164,212

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2017	2016	2015

Orders Received	$386.2	$688.5	$463.2

Average Sales Price of Orders Received (2)	$297	$306	$303

Ending Backlog (2)	$75.4	$195.0	$137.8

Average Sales Price of Ending Backlog (2)	$296	$314	$320

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

The gross margin was 29.5% in 2017. This represents a decrease from 33.0% in 2016 as illustrated below:

(in thousands)

Year Ended December 31,	2017		2016

Net sales	$522,256	100.0%	$664,328	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product recall	367,551	70.4%	441,773	66.5%
LIFO expense	2,639	0.5%	481	0.1%

Overhead rate adjustments to inventory	(4,423)	(0.9)%	482	0.1%

Labor rate adjustments to inventory	(379)	(0.1)%	(17)	—

Product liability	360	0.1%	2,055	0.3%

Product recall	2,500	0.5%	—	—

Total cost of products sold	368,248	70.5%	444,774	67.0%

Gross profit	$154,008	29.5%	$219,554	33.0%

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

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $0.4 million and $2.1 million in 2017 and 2016, respectively. See Note 18 in the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

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

Financial Condition

Liquidity

At December 31, 2018, the Company had cash and cash equivalents of $38.5 million and $114.3 million in short term investments. Our pre-LIFO working capital of $207.4 million, less the LIFO reserve of $46.3 million, resulted in working capital of $161.1 million and a current ratio of 3.3 to 1.

Operations

Cash provided by operating activities was $119.8 million, $101.2 million, and $104.8 million in 2018, 2017, and 2016, respectively. The increase in cash provided in 2018 compared to 2017 is attributable to significant decreases in accounts payable and accrued expenses in 2017 compared to modest increases in 2018, partially offset by other working capital fluctuations.

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

Investing and Financing

Capital expenditures were $10.5 million, $33.6 million, and $35.2 million in 2018, 2017, and 2016, respectively. In 2019, the Company expects capital expenditures to approximate $25 million, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the budgeted amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

In 2018, the Company purchased $114.2 million of United States Treasury instruments which mature within one year.

In 2017, the Company repurchased 1,319,708 shares of its common stock for $64.8 million in the open market. The average price per share purchased was $49.14. These purchases were funded with cash on hand. In 2016, the Company repurchased 283,343 shares of its common stock for $14.0 million in the open market. The average price per share purchased was $49.43. These purchases were funded with cash on hand. No shares were repurchased in 2018.

At December 31, 2018, $88.7 million remained authorized for future share repurchases.

The Company paid dividends totaling $19.2 million, $23.9 million, and $32.8 million in 2018, 2017, and 2016, respectively. The dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On February 15, 2019, the Company’s Board of Directors authorized a dividend of 28¢ per share to shareholders of record on March 15, 2019. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash, and the Company’s need for funds.

The Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on August 31, 2019, remained unused at December 31, 2018 and the Company has no debt.

Contractual Obligations

The table below summarizes the Company’s significant contractual obligations at December 31, 2018, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2018.

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

Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$4,929	$1,032	$1,707	$430	$1,760
Purchase Obligations	$26,716	$26,716	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance sheet Under GAAP	—	—	—	—	—

Total	$31,645	$27,748	$1,707	$430	$1,760

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Firearms Legislation and Litigation

See Item 1A - Risk Factors and Note 18 to the financial statements which are included in the Annual Report on Form 10-K for a discussion of firearms legislation and litigation.

Other Operational Matters

In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to workplace safety, firearms serial number tracking and control, waste disposal, air emissions and water discharges into the environment.

The Company believes that it is generally in compliance with applicable Bureau of Alcohol, Tobacco, Firearms & Explosives, environmental, and safety regulations and the outcome of any proceedings or orders will not have a material adverse effect on the financial position or results of operations of the Company. If these regulations become more stringent in the future and we are not able to comply with them, such noncompliance could have a material adverse impact on the Company.

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

While it is not possible to forecast the outcome of litigation or the timing of related costs, in the opinion of management, after consultation with independent and corporate counsel, there is a remote likelihood that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but such litigation may have a material impact on the Company’s financial results and cash flows for a particular period.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers Topic 606, (“ASC 606”), which supersedes nearly all existing revenue recognition guidance. As more fully discussed in Note 2, the Company adopted ASC 606 using the modified retrospective method on January 1, 2018.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The most significant change in the new compensation guidance is that all excess tax benefits and tax deficiencies (including tax benefits of dividends) on share-based compensation awards should be recognized in the Statement of Income as income tax expense. Previously such benefits or deficiencies were recognized in the Balance Sheet as adjustments to additional paid-in capital. The new guidance was effective in fiscal years beginning after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2016-09 in the first quarter of 2017. The impact of adopting this change in accounting principle reduced the Company’s effective tax rate by 2% for the period ending December 31, 2017 and did not impact the effective tax rate for the period ended December 31, 2018. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial position in either year.

In February 2016, the FASB issued ASU 2016-02, Leases Topic 842 (“ASC 842”), which amends the existing accounting standards for leases. ASC 842 requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases (with the exception of short-term leases) and disclose key information about leasing arrangements, whereas under current standards, the Company’s operating leases are not recognized on its consolidated balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. ASC 842 is effective for years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using either a modified retrospective approach, or an optional transition method which allows an entity to apply the new standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt ASC 842 in the first quarter of 2019 using this optional transition method. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. The Company also expects to elect the practical expedient to not separate lease and non-lease components for all of its leases. The Company is finalizing its implementation related to policies, processes and internal controls to comply with the guidance. The Company estimates that the right-of-use assets and lease liabilities for the lease portfolio to be recorded on its consolidated balance sheet, as of January 1, 2019 will be less than $5 million, primarily related to real estate. The adoption of this pronouncement is not expected to impact the Company’s consolidated statements of operations or its consolidated statement of cash flows.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Sturm, Ruger & Company, Inc. and Subsidiary's (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and our report dated February 20, 2019 expressed an unqualified opinion.

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

February 20, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiary (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 20, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/RSM US LLP

We have served as the Company's auditor since 2005.

Stamford, Connecticut

February 20, 2019

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2018	2017

Assets
Current Assets
Cash and cash equivalents	$38,492	$63,487
Short-term investments	114,326	—
Trade receivables, net	45,031	60,082

Gross inventories	80,288	87,592
Less LIFO reserve	(46,341)	(45,180)
Less excess and obsolescence reserve	(2,527)	(2,698)
Net inventories	31,420	39,714

Prepaid expenses and other current assets	2,920	3,501
Total Current Assets	232,189	166,784

Property, Plant, and Equipment	358,756	365,013
Less allowances for depreciation	(276,045)	(261,218)
Net property, plant and equipment	82,711	103,795

Deferred income taxes	2,969	—
Other assets	17,663	13,739
Total Assets	$335,532	$284,318

See accompanying notes to consolidated financial statements.

December 31,	2018	2017

Liabilities and Stockholders’ Equity
Current Liabilities

Trade accounts payable and accrued expenses	$33,021	$32,422
Contract liabilities with customers (Note 2)	7,477	—
Product liability	1,073	729
Employee compensation and benefits	20,729	14,315
Workers’ compensation	5,551	5,211
Income taxes payable	3,340	—
Total Current Liabilities	71,191	52,677

Product liability	99	90
Deferred income taxes	—	1,402

Contingent liabilities (Note 18)	—	—

Stockholders’ Equity
Common stock, non-voting, par value $1: Authorized shares – 50,000; none issued
Common stock, par value $1: Authorized shares – 40,000,000 2018 – 24,123,418 issued, 17,458,020 outstanding 2017 – 24,092,488 issued, 17,427,090 outstanding	24,123	24,092
Additional paid-in capital	33,291	28,329
Retained earnings	350,423	321,323
Less: Treasury stock – at cost 2018 – 6,665,398 shares 2017 – 6,665,398 shares	(143,595)	(143,595)
Total Stockholders’ Equity	264,242	230,149
Total Liabilities and Stockholders’ Equity	$335,532	$284,318

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2018	2017	2016

Net firearms sales	$490,607	$517,701	$658,433
Net castings sales	5,028	4,555	5,895
Total net sales	495,635	522,256	664,328

Cost of products sold	361,277	368,248	444,774

Gross profit	134,358	154,008	219,554

Operating Expenses:
Selling	35,111	49,232	56,146
General and administrative	32,248	28,396	29,004
Other operating (expense) income, net	(10)	31	(5)
Total operating expenses	67,349	77,659	85,145

Operating income	67,009	76,349	134,409

Other income:
Royalty income	804	506	1,142
Interest income	211	27	14
Interest expense	(330)	(152)	(186)
Other income, net	1,020	916	542
Total other income, net	1,705	1,297	1,512

Income before income taxes	68,714	77,646	135,921

Income taxes	17,781	25,504	48,449

Net income and comprehensive income	$50,933	$52,142	$87,472

Basic Earnings Per Share	$2.92	$2.94	$4.62

Diluted Earnings Per Share	$2.88	$2.91	$4.59

Cash Dividends Per Share	$1.10	$1.36	$1.73

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2015	23,776	29,591	239,098	(64,727)	227,738
Net income			87,472		87,472
Dividends paid			(32,815)		(32,815)
Stock-based compensation		3,054			3,054
Exercise of stock options and vesting of RSU’s		(14,002)			(14,002)
Tax benefit realized from exercise of stock options and vesting of RSU’s		8,826			8,826
Common stock issued – compensation plans	258	(258)			—
Unpaid dividends accrued			(355)		(355)
Repurchase of 283,343 shares of common stock				(14,018)	(14,018)
Balance at December 31, 2016	24,034	27,211	293,400	(78,745)	$265,900
Net income			52,142		52,142
Dividends paid			(23,905)		(23,905)
Stock-based compensation		3,659			3,659
Exercise of stock options and vesting of RSU’s		(2,483)			(2,483)
Common stock issued – compensation plans	58	(58)			—
Unpaid dividends accrued			(314)		(314)
Repurchase of 1,319,708 shares of common stock				(64,850)	(64,850)
Balance at December 31, 2017	24,092	28,329	321,323	(143,595)	230,149
Net income			50,933		50,933
Dividends paid			(19,201)		(19,201)
Stock-based compensation		5,809			5,809
Vesting of RSU’s		(816)			(816)
Common stock issued – compensation plans	31	(31)			—
Unpaid dividends accrued			(405)		(405)
Adoption of ASC 606 (Note 2)			(2,227)		(2,227)
Balance at December 31, 2018	$24,123	$33,291	$350,423	$(143,595)	$264,242

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2018	2017	2016

Operating Activities
Net income	$50,933	$52,142	$87,472
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,972	34,264	35,355
Stock-based compensation	5,809	3,659	3,054
Excess and obsolescence inventory reserve	(185)	358	522
Loss (gain) on sale of assets	(10)	31	59
Deferred income taxes	(4,371)	1,736	1,836
Changes in operating assets and liabilities:
Trade receivables	15,051	9,360	2,279
Inventories	8,479	14,463	(17,958)
Trade accounts payable and accrued expenses	939	(16,060)	5,602
Contract liability to customers	5,250	—	—
Employee compensation and benefits	6,009	(11,466)	(3,186)
Product liability	353	(1,000)	1,075
Prepaid expenses, other assets and other liabilities	(3,757)	13,704	(6,348)
Income taxes payable	3,340	—	(4,962)
Cash provided by operating activities	119,812	101,191	104,800

Investing Activities
Property, plant, and equipment additions	(10,541)	(33,596)	(35,215)
Purchases of short-term investments	(114,259)	—	—
Net proceeds from sale of assets	10	3	325
Cash used for investing activities	(124,790)	(33,593)	(34,890)

Financing Activities
Dividends paid	(19,201)	(23,905)	(32,815)
Tax benefit from share-based compensation	—	—	8,825
Repurchase of common stock	—	(64,850)	(14,018)
Payment of employee withholding tax related to share-based compensation	(816)	(2,482)	(14,001)
Cash used for financing activities	(20,017)	(91,237)	(52,009)

(Decrease) increase in cash and cash equivalents	(24,995)	(23,639)	17,901
Cash and cash equivalents at beginning of year	63,487	87,126	69,225
Cash and cash equivalents at end of year	$38,492	$63,487	$87,126

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

The Company manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and utilizes available capacity to manufacture and sell investment castings and MIM parts to unaffiliated, third-party customers. Castings were approximately 1% of the Company’s total sales for the year ended December 31, 2018.

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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which became effective January 1, 2018. Substantially all product sales are sold FOB (free on board) shipping point. Customary payment terms are 2% 30 days, net 40 days. Generally, all performance obligations are satisfied when product is shipped and the customer takes ownership and assumes the risk of loss. In some instances, sales include multiple performance obligations. The most common of these instances relates to sales promotion programs under which downstream customers are entitled to receive no charge products based on their purchases of certain of the Company’s products from the independent distributors. The fulfillment of these no charge products is the Company’s responsibility. In such instances, the Company allocates the revenue of the promotional sales based on the estimated level of participation in the sales promotional program and the timing of the shipment of all of the firearms included in the promotional program, including the no charge firearms. Revenue is recognized proportionally as each performance obligation is satisfied, based on the relative customary price of each product. Customary prices are generally determined based on the prices charged to the independent distributors. The net change in contract liabilities for a given period is reported as an increase or decrease to sales. The Company accounts for cash sales discounts as a reduction in sales. Amounts billed to customers for shipping and handling fees are included in net sales and costs incurred by the Company for the delivery of goods are classified as selling expenses. Federal excise taxes are excluded from net sales.

Cash and Cash Equivalents

The Company considers interest-bearing deposits with financial institutions with remaining maturities of three months or less at the time of acquisition to be cash equivalents.

Fair Value Measurements of Short-term Investments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market at the measurement date. Fair value is established according to a hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. Level 3 inputs are given the lowest priority in the fair value hierarchy.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

As of December 31, 2018, all of the Company’s short-term investments are U.S. Treasury instruments (Level 1), maturing within one year. Such securities are classified as held to maturity, since the Company has the intent and ability to do so, and are carried at cost plus accrued interest, which approximates fair value.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2018, 2017, and 2016, were $2.9 million, $3.1 million, and $2.9 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $4.8 million, $4.8 million, and $5.7 million in 2018, 2017, and 2016, respectively.

Research and Development

In 2018, 2017, and 2016, the Company spent approximately $8.5 million, $9.8 million, and $8.7 million, respectively, on research and development activities relating to new products and the improvement of existing products. These costs are expensed as incurred.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the impact of options, restricted stock units, and deferred stock outstanding using the treasury stock method.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers Topic 606, (“ASC 606”), which supersedes nearly all existing revenue recognition guidance. As more fully discussed in Note 2, the Company adopted ASC 606 using the modified retrospective method on January 1, 2018.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The most significant change in the new compensation guidance is that all excess tax benefits and tax deficiencies (including tax benefits of dividends) on share-based compensation awards should be recognized in the Statement of Income as income tax expense. Previously such benefits or deficiencies were recognized in the Balance Sheet as adjustments to additional paid-in capital. The new guidance was effective in fiscal years beginning after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2016-09 in the first quarter of 2017. The impact of adopting this change in accounting principle reduced the Company’s effective tax rate by 2% for the period ending December 31, 2017 and did not impact the effective tax rate for the period ended December 31, 2018. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial position in either year.

In February 2016, the FASB issued ASU 2016-02, Leases Topic 842 (“ASC 842”), which amends the existing accounting standards for leases. ASC 842 requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases (with the exception of short-term leases) and disclose key information about leasing arrangements, whereas under current standards, the Company’s operating leases are not recognized on its consolidated balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. ASC 842 is effective for years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using either a modified retrospective approach, or an optional transition method which allows an entity to apply the new standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt ASC 842 in the first quarter of 2019 using this optional transition method. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. The Company also expects to elect the practical expedient to not separate lease and non-lease components for all of its leases. The Company is finalizing its implementation related to policies, processes and internal controls to comply with the guidance. The Company estimates that the right-of-use assets and lease liabilities for the lease portfolio to be recorded on its consolidated balance sheet as of January 1, 2019 will be less than $5 million, primarily related to real estate. The adoption of this pronouncement is not expected to impact the Company’s consolidated statements of operations or its consolidated statement of cash flows.

2.	Revenue Recognition and Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, applied to those contracts for which all performance obligations were not completed as of that date. Under the modified retrospective method, results for reporting periods beginning after January 1, 2018 will be presented using the guidance of ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance provided in ASC Topic 605, Revenue Recognition.

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

At December 31, 2017, the Company had accrued $4.0 million related to certain of its sales promotion activities that included the shipment of no charge firearms. Using the new accounting guidance, a deferred contract liability of $6.9 million was required at December 31, 2017 and an entry for $6.9 million to increase the deferred contract liability, a decrease to accounts payable and accrued expenses by $4.0 million, an increase to deferred tax assets by $0.7 million, and a reduction to beginning retained earnings by $2.2 million was recorded on January 1, 2018 (the “transition entry”).

The impact of the adoption of ASC 606 on revenue recognized during the year ended December 31, 2018 is as follows:

Contract liabilities with customers at January 1, 2018	$6,950
Revenue recognized	(20,653)
Revenue deferred	21,180
Contract liabilities with customers at December 31, 2018	$7,477

During the year ended December 31, 2018, the Company deferred $21.2 million of revenue, offset by the recognition of $20.7 million of revenue previously deferred as the performance obligations relating to the shipment of free products were satisfied. This resulted in a net decrease in firearms sales for the year ended December 31, 2018 of $0.5 million and a deferred contract revenue liability at December 31, 2018 of $7.4 million. The Company estimates that revenue from this deferred contract liability will be recognized in the first two quarters of 2019. As a result, approximately $12.1 million of promotional expenses that had been classified as selling expenses in prior years were recorded as cost of products sold in 2018. As a result of the adoption of ASC 606, for the year ended December 31, 2018, the gross margin percentage was reduced by 3% and earnings per share decreased by approximately 1¢ from the comparable prior year period.

Practical Expedients and Exemptions

The Company has elected to account for shipping and handling activities that occur after control of the related product transfers to the customer as fulfillment activities that are recognized upon shipment of the goods.

3.	Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2018	2017

Trade receivables	$46,360	$61,707
Allowance for doubtful accounts	(400)	(400)
Allowance for discounts	(929)	(1,225)
	$45,031	$60,082

In 2018, the largest individual trade receivable balances accounted for 21%, 21%, and 14% of total trade receivables, respectively.

In 2017, the largest individual trade receivable balances accounted for 22%, 20%, and 12% of total trade receivables, respectively.

4.	Inventories

Inventories consist of the following:

December 31,	2018	2017

Finished goods	$17,313	$22,558
Materials and products in process	60,448	62,336
	77,761	84,894
Adjustment of inventories to a LIFO basis	(46,341)	(45,180)
	$31,420	$39,714

In 2018 and 2017, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases, the effect of which decreased 2018 and 2017 costs of products sold by approximately $0.6 million and $0.4 million, respectively.

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2018	2017

Land and improvements	$2,020	$1,986
Buildings and improvements	52,518	51,361
Machinery and equipment	262,821	265,772
Dies and tools	41,397	45,894
	$358,756	$365,013

6.	Other Assets

Other assets consist of the following:

December 31,	2018	2017

Patents, at cost	$6,955	$6,814
Accumulated amortization	(4,491)	(4,202)
Deposits on capital items	12,106	7,958
Other	3,093	3,169
	$17,663	$13,739

The capitalized cost of patents is amortized using the straight-line method over their useful lives. The cost of patent amortization was $0.3 million, $0.3 million, and $0.3 million in 2018, 2017, and 2016, respectively. The estimated annual patent amortization cost for each of the next five years is $0.3 million. Costs incurred to maintain existing patents are charged to expense in the year incurred.

7.	Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2018	2017

Trade accounts payable	$11,675	$8,758
Federal excise taxes payable	11,690	10,509
Accrued other	9,656	13,155
	$33,021	$32,422

8.	Line of Credit

The Company has a $40 million unsecured revolving line of credit with a bank. This facility is renewable annually and terminates on August 31, 2019. Borrowings under this facility bear interest at the one-month LIBOR rate (2.503% at December 31, 2018) plus 150 basis points. The Company is charged one-quarter of a percent (0.25%) per year on the unused portion. At December 31, 2018, the Company was in compliance with the terms and covenants of the credit facility, which remains unused. At December 31, 2017, the Company was in compliance with the terms and covenants of a previous credit facility.

9.	Employee Benefit Plans

The Company sponsors a qualified defined-contribution 401(k) plan that covers substantially all of its employees. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions to their individual 401(k) accounts using the “safe harbor” guidelines provided in the Internal Revenue Code. Expenses related to matching employee contributions to the 401(k) plan were $3.1 million, $3.5 million, and $3.7 million in 2018, 2017, and 2016, respectively.

Additionally, in 2018, 2017, and 2016 the Company provided discretionary supplemental contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $5.3 million, $5.6 million, and $6.0 million in 2018, 2017, and 2016, respectively.

10.	Other Operating Income, Net

Other operating income, net consists of the following:

Year ended December 31,	2018	2017	2016

Gain (loss) on sale of operating assets	$10	$(31)	$5

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2018		2017		2016
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$17,574	$(3,265)	$20,232	$1,865	$31,393	$10,181
State	3,859	(387)	3,987	(580)	5,678	1,197
	$21,433	$(3,652)	$24,219	$1,285	$37,071	$11,378

Changes in deferred tax assets relating to the adoption of ASC 606 are not charged to expense and are therefore not included in the deferred tax provision; instead they are charged to retained earnings.

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.0	2.9	3.3
Domestic production activities deduction	—	(2.6)	(2.3)
Impact of Accounting Standard Update 2016-09	—	(0.9)	—
Impact of Tax Cuts and Jobs Act on deferred taxes	—	(0.7)	—
Other items	0.9	(0.9)	(0.4)
Effective income tax rate	25.9%	32.8%	35.6%

The Tax Cuts and Jobs Act of 2017 lowered the statutory corporate tax rate from 35% to 21% for years beginning after December 31, 2017. The Company estimates that its effective tax rate in 2019 will approximate 25.1%.

As discussed in the Recent Accounting Pronouncements section of Note 1 to the Consolidated Financial Statements, the Company adopted ASU 2016-09 in the first quarter of 2017. The impact of adopting this change in accounting principle reduced the Company’s effective tax rate by 0.9% for the period ending December 31, 2017 and did not impact the effective tax rate for the period ended December 31, 2018. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial position in either year.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2018	2017
Deferred tax assets
Product Liability	$294	$201
Employee compensation and benefits	2,356	2,336
Allowances for doubtful accounts and discounts	2,750	1,769
Inventories	729	758
Stock-based compensation	2,292	1,406
Other	1,113	1,326
Total deferred tax assets	9,534	7,796
Deferred tax liabilities:
Depreciation	6,256	8,956
Other	309	242
Total deferred tax liabilities	6,565	9,198
Net deferred tax (liabilities) assets	$2,969	$(1,402)

The Company made income tax payments of approximately $18.1 million, $23.4 million, and $43.0 million, during 2018, 2017, and 2016, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

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

12.       Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2018	2017	2016

Numerator:
Net income	$50,933	$52,142	$87,472
Denominator:
Weighted average number of common shares outstanding – Basic	17,450,658	17,725,494	18,931,415
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	203,973	213,596	118,100
Weighted average number of common shares outstanding – Diluted	17,654,631	17,939,090	19,049,515

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There are no anti-dilutive stock options in 2018, 2017, and 2016 because the closing price of the Company’s stock on December 31, 2018, 2017, and 2016 exceeded the strike price of all outstanding options on each of those dates.

13.	Stock Repurchases

In 2017 and 2016 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

Fourth Quarter 2016	283,343	$49.43	283,343
First Quarter 2017
January 29 to February 25	900,997	$49.70	900,997
February 26 to April 1	173,288	$49.92	173,288
Third Quarter 2017
July 30 to August 26	4,490	$47.92	4,490
August 27 to September 30	240,933	$46.30	240,933
Total	1,603,051	$49.16	1,603,051	$88,710,000

All of these purchases were made with cash held by the Company and no debt was incurred. No shares were repurchased in 2018.

At December 31, 2018, approximately $89 million remained authorized for share repurchases.

14.	Compensation Plans

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 543,000 shares remain available for future grants as of December 31, 2018.

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”), which had similar provisions as the 2017 SIP. The 2007 SIP plan expired April 24, 2017. The Company had reserved 2,550,000 shares for issuance under the 2007 SIP, of which 2,182,000 shares were issued. No further grants will be made from the 2007 SIP.

Compensation expense related to stock options is recognized based on the grant-date fair value of the awards estimated using the Black-Scholes option pricing model. Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock, using either the actual share price or an estimated value using the Monte Carlo valuation model. The total stock-based compensation cost included in the Statements of Income was $5.8 million, $3.7 million, and $3.1 million in 2018, 2017, and 2016, respectively.

Stock Options

There were no stock options granted in 2018, 2017 or 2016.

The following table summarizes the stock option activity of the 2007 SIP:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2015	11,838	8.95	6.69	3.3
Granted	—	—	—	—
Exercised	—	—	—
Canceled	—	—	—	—
Outstanding at December 31, 2016	11,838	8.95	6.69	2.3
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at December 31, 2017	11,838	8.95	6.69	1.3
Granted	—	—	—	—
Exercised	(4,616)	8.28	6.90	—
Canceled	(1,750)	8.69	4.57	0.3
Outstanding at December 31, 2018	5,472	9.60	7.20	0.9
Exercisable Options Outstanding at December 31, 2018	5,472	9.60	7.20	0.9
Non-Vested Options Outstanding at December 31, 2018	—	—	—	—

At December 31, 2018, the aggregate intrinsic value of all options, including exercisable options, was $0.2 million.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2018, 5,767 deferred stock awards were issued to non-employee directors that will vest in May 2019 and 6,751 deferred stock awards were issued to non-employee directors that will vest in May 2021.

In 2017, 5,432 deferred stock awards were issued to non-employee directors that will vest in May 2018 and 6,360 deferred stock awards were issued to non-employee directors that will vest in May 2020.

In 2016, 3,881 deferred stock awards were issued to non-employee directors that vested in May 2017 and 5,292 deferred stock awards were issued to non-employee directors that will vest in May 2019.

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.7 million, $0.7 million and $0.6 million in 2018, 2017, and 2016, respectively.

At December 31, 2018, there was $0.7 million of unrecognized compensation cost related to deferred stock that is expected to be recognized over a period of three years.

Restricted Stock Units

The Company grants restricted stock units to senior employees. Some of these RSU’s are retention awards and have only time-based vesting. Other RSU’s have a vesting “double trigger.” The vesting of these RSU’s is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors, including stock performance relative to industry indices, return on net operating assets, and the passage of time.

During 2018, 172,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $8.1 million, of which $2.2 million was recognized in 2018. The costs are being recognized ratably over the remaining periods required before the units vest, which range from 24 to 26 months.

During 2017, 114,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $4.3 million, of which $1.2 million was recognized in 2017. The costs are being recognized ratably over the remaining periods required before the units vest, which ranged from 24 to 26 months.

During 2016, 62,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $3.4 million, of which $0.8 million was recognized in 2016. The costs are being recognized ratably over the remaining periods required before the units vest, which ranged from 24 to 28 months.

At December 31, 2018, there was $8.5 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a period of 2.3 years.

15.	Operating Segment Information

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

Year ended December 31,	2018	2017	2016
Net Sales
Firearms	$490,607	$517,701	$658,433
Castings
Unaffiliated	5,028	4,555	5,895
Intersegment	22,946	24,436	36,779
	27,974	28,991	42,674
Eliminations	(22,946)	(24,436)	(36,779)
	$495,635	$522,256	$664,328
Income (Loss) Before Income Taxes
Firearms	$70,311	$77,368	$136,390
Castings	(2,240)	(53)	(1,237)
Corporate	643	331	768
	$68,714	$77,646	$135,921
Identifiable Assets
Firearms	$166,975	$206,091	$242,758
Castings	10,850	12,524	16,096
Corporate	157,707	65,703	88,025
	$335,532	$284,318	$346,879
Depreciation
Firearms	$29,542	$31,701	$32,010
Castings	2,083	2,118	2,688
	$31,625	$33,819	$34,698
Capital Expenditures
Firearms	$9,689	$32,710	$33,455
Castings	852	886	1,760
	$10,541	$33,596	$35,215

In 2018, the Company’s largest customers and the percent of firearms sales they represented were as follows: Davidson’s-21%; Lipsey’s-20%; and Sports South-16%.

In 2017, the Company’s largest customers and the percent of firearms sales they represented were as follows: Davidson’s-21%; Lipsey’s-18%; Sports South-13%; and Jerry’s/Ellett Brothers-12%.

In 2016, the Company’s largest customers and the percent of firearms sales they represented were as follows: Davidson’s-19%; Lipsey’s-17%; Jerry’s/Ellett Brothers-15%; and Sports South-14%.

The Company’s assets are located entirely in the United States and domestic sales represented at least 96% of total sales in 2017, 2016, and 2015.

16.	Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2018:

	Three Months Ended
	3/31/18	6/30/18	9/29/18	12/31/18
Net Sales	$131,159	$128,411	$114,945	$121,121
Gross profit	35,820	36,599	28,092	33,848
Net income	14,264	15,189	9,206	12,274
Basic earnings per share	0.82	0.87	0.53	0.70
Diluted earnings per share	$0.81	$0.86	$0.52	$0.69

	Three Months Ended
	4/1/17	7/1/17	9/30/17	12/31/17
Net Sales	$167,355	$131,854	$104,817	$118,230
Gross profit	55,753	34,946	30,214	33,094
Net income	22,224	10,199	9,370	10,350
Basic earnings per share	1.22	0.58	0.53	0.59
Diluted earnings per share	$1.21	$0.57	$0.52	$0.59

17.	Related Party Transactions

From time to time, the Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. The Company paid the NRA $0.7 million, $0.8 million and $8.4 million in 2018, 2017 and 2016, respectively. The payments in 2016 primarily related to the 2016 “Ruger $5 Million Match Campaign” and the 2015-16 “2.5 Million Gun Challenge”. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company has contracted with Symbolic, Inc. (“Symbolic”) to assist in its marketing efforts. Payments to Symbolic were insignificant in 2018. During the years ended December 31, 2017 and 2016, the Company paid Symbolic $1.4 million and $1.9 million, respectively, which amounts included $0.9 million and $0.9 million, respectively, for the reimbursement of expenses paid by Symbolic on the Company’s behalf. Symbolic’s principal and founder has been the Company’s Vice President of Marketing since June 2017 and remains a partner of Symbolic.

18.	Contingent Liabilities

As of December 31, 2018, the Company was a defendant in five (5) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

Three of the five lawsuits mentioned above involve claims for damages related to an allegedly defective product due to its design and/or manufacture. These lawsuits stem from specific incidents of personal injury and are based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

The Company management believes that the allegations in these cases are unfounded, that the incidents are unrelated to the design or manufacture of the subject firearms, and that there should be no recoveries against the Company.

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

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third parties.

There is only one remaining lawsuit of this type, filed by the City of Gary in Indiana State Court in 1999. The complaint in that case seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence “per se” and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

On September 29, 2016, the court entered an order staying the case pending a decision by the Indiana Supreme Court in KS&E Sports v. Runnels, which presented related issues. The Indiana Supreme Court decided KS&E Sports on April 24, 2017, and the City of Gary court lifted the stay. The City of Gary court also entered an order setting a supplemental briefing schedule under which the parties addressed the impact of the KS&E Sports decision on defendants' motion for judgment on the pleadings.

A hearing on the motion for judgment on the pleadings was held on December 12, 2017. On January 2, 2018, the court issued an order granting defendants’ motion for judgment on the pleadings, but denying defendants’ request for attorney’s fees and costs. On January 8, 2018, the court entered judgment for the defendants. The City filed a Notice of Appeal on February 1, 2018. Defendants cross-appealed the order denying attorney’s fees and costs. The matter has been briefed fully and the parties are awaiting a ruling.

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

A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $ 0.1 million and $0.1 million at December 31, 2018 and 2017, respectively, are set forth as an indication of possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2018 and 2017, the Company was a defendant in 4 and 2 lawsuits, respectively, involving its products and is aware of other such claims. During 2018 and 2017, respectively, 3 and 0 product-related claims were filed against the Company, 0 and 0 claims were settled, and 1 and 0 claims were dismissed.

The Company’s product liability expense was $1.5 million in 2018, $0.4 million in 2017, and $2.1 million in 2016. This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2018 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2016	$744	1,221	(133)	(13)	$1,819

2017	$1,819	(477)	(290)	(233)	$819

2018	$819	731	(183)	(195)	$1,172

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2016	$1,221	834	$2,055

2017	$(477)	837	$360

2018	$731	783	$1,514

Notes

(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only. In 2015 and 2017, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

19.	Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2018 and 2017 balance sheets approximate carrying values at those dates.

20.	Subsequent Events

On February 15, 2019, the Company’s Board of Directors authorized a dividend of 28¢ per share to shareholders of record on March 15, 2019.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2018 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2018. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO in 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted an unqualified certification of our Chief Executive Officer to the New York Stock Exchange in 2018. The Company has also filed, as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act of 2002.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders scheduled to be held May 8, 2019, which will be filed with the SEC in March 2019.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders scheduled to be held May 8, 2019, which will be filed with the SEC in March 2019.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders scheduled to be held May 8, 2019, which will be filed with the SEC in March 2018.

ITEM 12—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders scheduled to be held May 8, 2019, which will be filed with the SEC in March 2019.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders scheduled to be held May 8, 2019.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders scheduled to be held May 8, 2019, which will be filed with the SEC in March 2019.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Exhibits and Financial Statement Schedule

(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)	Schedule can be found on Page 83 of this Form 10-K

(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended through May 8, 2017.

Exhibit 10.1	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.2	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.3	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2008).

Exhibit 10.4	Transition Services and Consulting Agreement, dated August 1, 2016, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.5	Agreement, dated August 1, 2016, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.6	Executive Severance Agreement, dated August 1, 2016, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.7	Credit Agreement, dated September 27, 2018, by and between the Company and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2018).

Exhibit 10.8	The Sturm, Ruger & Company, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on March 27, 2017)

Exhibit 23.1	Consent of RSM US LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

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

February 20, 2019
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/CHRISTOPHER J. KILLOY	2/20/19	S/JOHN A. COSENTINO, JR.	2/20/19
Christopher J. Killoy Chief Executive Officer, Director (Principal Executive Officer)		John A. Cosentino, Jr. Director
S/C. MICHAEL JACOBI	2/20/19	S/RONALD C. WHITAKER	2/20/19
C. Michael Jacobi Director		Ronald C. Whitaker Director
S/AMIR P. ROSENTHAL	2/20/19	S/PHILLIP C. WIDMAN	2/20/19
Amir P. Rosenthal Director		Phillip C. Widman Director
S/TERRENCE G. O’CONNOR	2/20/19	S/SANDRA S. FROMAN	2/20/19
Terrence G. O’Connor Director		Sandra S. Froman Director
S/MICHAEL O. FIFER	2/20/19	S/THOMAS A. DINEEN	2/20/19
Michael O. Fifer Director		Thomas A Dineen Principal Financial Officer Principal Accounting Officer, Senior Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended through May 8, 2017.

Exhibit 10.1	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.2	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.3	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 2, 2008).

Exhibit 10.4	Transition Services and Consulting Agreement, dated August 1, 2016, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.5	Agreement, dated August 1, 2016, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.6	Executive Severance Agreement, dated August 1, 2016, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.7	Credit Agreement, dated September 27, 2018, by and between the Company and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2018).

Exhibit 10.8	The Sturm, Ruger & Company, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on March 27, 2017)

EXHIBIT INDEX (continued)

Exhibit 23.1	Consent of RSM US LLP	84

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	85

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	87

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	89

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	90

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

YEAR ENDED DECEMBER 31, 2018

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2018	$400	$—		$—		$400
Year ended December 31, 2017	$400	$—		$—		$400
Year ended December 31, 2016	$400	$9		$9	(a)	$400

Allowance for discounts:
Year ended December 31, 2018	$1,225	$10,704		$11,000	(b)	$929
Year ended December 31, 2017	$1,405	$11,795		$11,975	(b)	$1,225
Year ended December 31, 2016	$1,443	$14,835		$14,873	(b)	$1,405

Excess and obsolete inventory reserve:
Year ended December 31, 2018	$2,698	$1,377		$1,548	(c)	$2,527
Year ended December 31, 2017	$2,340	$1,247		$889	(c)	$2,698
Year ended December 31, 2016	$2,118	$1,044		$822	(c)	$2,340

(a)	Accounts written off
(b)	Discounts taken
(c)	Inventory written off