Form 10-Q
period 2019-03-30
STURM RUGER & CO INC
filed 2019-05-07
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	RGR	New York Stock Exchange

The number of shares outstanding of the issuer's common stock as of April 25, 2019: 17,458,020.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 30, 2019	December 31, 2018
		(Note)

Assets

Current Assets
Cash	$35,394	$38,492
Short-term investments	99,524	114,326
Trade receivables, net	52,219	45,031

Gross inventories (Note 4)	86,362	80,288
Less LIFO reserve	(46,944)	(46,341)
Less excess and obsolescence reserve	(2,936)	(2,527)
Net inventories	36,482	31,420

Prepaid expenses and other current assets	3,098	2,920
Total Current Assets	226,717	232,189

Property, plant and equipment	361,276	358,756
Less allowances for depreciation	(283,263)	(276,045)
Net property, plant and equipment	78,013	82,711

Deferred income taxes	2,558	2,969
Other assets	24,423	17,663
Total Assets	$331,711	$335,532

Note:

The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	March 30, 2019	December 31, 2018
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$28,418	$33,021
Contract liabilities with customers (Note 3)	3,959	7,477
Product liability	1,602	1,073
Employee compensation and benefits	12,572	20,729
Workers’ compensation	5,669	5,551
Income taxes payable	3,347	3,340
Total Current Liabilities	55,567	71,191

Product liability	71	99
Lease liability (Note 5)	2,144	—

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000 2019 – 24,123,418 issued, 17,458,020 outstanding 2018 – 24,123,418 issued, 17,458,020 outstanding	24,123	24,123
Additional paid-in capital	34,832	33,291
Retained earnings	358,569	350,423
Less: Treasury stock – at cost 2019 – 6,665,398 shares 2018 – 6,665,398 shares	(143,595)	(143,595)
Total Stockholders’ Equity	273,929	264,242
Total Liabilities and Stockholders’ Equity	$331,711	$335,532

Note:

The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 30, 2019	March 31, 2018

Net firearms sales	$112,932	$129,883
Net castings sales	1,106	1,276
Total net sales	114,038	131,159

Cost of products sold	81,441	95,339

Gross profit	32,597	35,820

Operating expenses:
Selling	8,131	8,337
General and administrative	8,014	8,887
Total operating expenses	16,145	17,224

Operating income	16,452	18,596

Other income:
Interest Income	679	—
Interest expense	(26)	(27)
Other income, net	295	332
Total other income, net	948	305

Income before income taxes	17,400	18,901

Income taxes	4,367	4,637

Net income and comprehensive income	$13,033	$14,264

Basic earnings per share	$0.75	$0.82

Diluted earnings per share	$0.74	$0.81

Cash dividends per share	$0.28	$0.23

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2018	$24,123	$33,291	$350,423	$(143,595)	$264,242
Net income and comprehensive income			13,033		13,033
Dividends paid			(4,887)		(4,887)
Recognition of stock-based compensation expense		1,541			1,541
Balance at March 30, 2019	$24,123	$34,832	$358,569	$(143,595)	$273,929

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018

Operating Activities
Net income	$13,033	$14,264
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,486	8,172
Slow moving inventory valuation adjustment	409	360
Stock-based compensation	1,541	1,144
Deferred income taxes	411	(744)
Changes in operating assets and liabilities:
Trade receivables	(7,187)	(1,047)
Inventories	(5,471)	13,242
Trade accounts payable and accrued expenses	(4,485)	(3,974)
Contract liability to customers	(3,518)	7,081
Employee compensation and benefits	(8,157)	1,361
Product liability	501	(70)
Prepaid expenses, other assets and other liabilities	(4,872)	898
Income taxes payable	7	4,625
Cash (used for) provided by operating activities	(10,302)	45,312

Investing Activities
Property, plant and equipment additions	(2,711)	(1,402)
Purchases of short-term investments	(44,961)	—
Proceeds from maturities of short-term investments	59,763	—
Cash provided by (used for) investing activities	12,091	(1,402)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	—	(718)
Dividends paid	(4,887)	(4,012)
Cash used for financing activities	(4,887)	(4,730)

(Decrease) increase in cash and cash equivalents	(3,098)	39,180

Cash and cash equivalents at beginning of period	38,492	63,487

Cash and cash equivalents at end of period	$35,394	$102,667

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 30, 2019 may not be indicative of the results to be expected for the full year ending December 31, 2019. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revenue Recognition:

The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which became effective January 1, 2018. Substantially all product sales are sold FOB (free on board) shipping point. Customary payment terms are 2% 30 days, net 40 days. Generally, all performance obligations are satisfied when product is shipped and the customer takes ownership and assumes the risk of loss. In some instances,

Index

sales include multiple performance obligations. The most common of these instances relate to sales promotion programs under which downstream customers are entitled to receive no charge products based on their purchases of certain of the Company’s products from the independent distributors. The fulfillment of these no charge products is the Company’s responsibility. In such instances, the Company allocates the revenue of the promotional sales based on the estimated level of participation in the sales promotional program and the timing of the shipment of all of the firearms included in the promotional program, including the no charge firearms. Revenue is recognized proportionally as each performance obligation is satisfied, based on the relative customary price of each product. Customary prices are generally determined based on the prices charged to the independent distributors. The net change in contract liabilities for a given period is reported as an increase or decrease to sales.

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

Recent Accounting Pronouncements:

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), its final standard on the accounting for leases. The most significant change in the new lease guidance requires lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. This change results in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under legacy U.S. GAAP. The new lease guidance was effective in fiscal years beginning after December 15, 2018 and interim periods thereafter. The company adopted ASU 2016-02 effective January 1, 2019. As more fully discussed in Note 5, as a result of adopting ASU 2016-02 the Company recorded right-of-use assets totaling $2.7 million and lease liabilities of $2.7 million on its Consolidated Balance Sheets for the quarter ended March 30, 2019. There was no impact on the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Stockholders’ Equity, or Condensed Consolidated Statements of Cash Flows as a result of this adoption.

NOTE 3 – REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, applied to those contracts for which all performance obligations were not completed as of that date. Under the modified retrospective method, results for reporting periods beginning after January 1, 2018 are presented using the guidance of ASC 606, while prior period amounts were not adjusted and will

Index

continue to be presented in accordance with the previous guidance provided in ASC Topic 605, Revenue Recognition, when those periods are reported.

The impact of the adoption of ASC 606 on revenue recognized during the three months ended March 30, 2019 and March 31, 2018 is as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018

Contract liabilities with customers at beginning of period	$7,477	$6,950

Revenue deferred	1,066	7,180

Revenue recognized	(4,584)	(4,822)

Contract liabilities with customers at end of period	$3,959	$9,308

As more fully described in the Revenue Recognition section of Note 1, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the deferred revenue from this contract liability with customers to be recognized in the second quarter of 2019.

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

Inventories consist of the following:

	March 30, 2019	December 31, 2018
Inventory at FIFO
Finished products	$21,430	$17,313
Materials and work in process	64,932	62,975
Gross inventories	86,362	80,288
Less: LIFO reserve	(46,944)	(46,341)
Less: excess and obsolescence reserve	(2,936)	(2,527)
Net inventories	$36,482	$31,420

Index

NOTE 5 – LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02. The Company’s lease agreements generally do not include material variable lease payments, residual value guarantees or restrictive covenants.

The Company adopted the provisions of ASU 2016-02 using the effective date method on January 1, 2019 and recorded right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the condensed consolidated balance sheet as of March 30, 2019:

	Balance Sheet Line Item	March 30, 2019
Right-of-use assets	Other assets	$2,728

Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	584

Noncurrent portion	Lease liabilities	2,144

Total operating lease liabilities		$2,728

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease..

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company uses its incremental borrowing rate enumerated in its revolving line of credit (see Note 6) to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of March 30, 2019:

Remainder of 2019	$439
2020	540
2021	508
2022	192
2023	160
Thereafter	1,760
Total undiscounted future minimum lease payments	3,599
Less: Difference between undiscounted lease payments and the present value of future lease payments	871
Total operating lease liabilities	$2,728

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of March 30, 2019 is 11.85 years.

Index

NOTE 6 - LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on August 31, 2019. Borrowings under this facility bear interest at the one-month LIBOR rate (2.501% at March 30, 2019) plus 150 basis points. The Company is charged one-quarter of a percent (0.25%) per year on the unused portion. At March 30, 2019 and December 31, 2018, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.2 million for the three months ended March 30, 2019, and $0.8 million for the three months ended March 31, 2018. The Company plans to contribute approximately $3.2 million to the plan in matching employee contributions during the remainder of 2019.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.7 million for the three months ended March 30, 2019, and $1.3 million for the three months ended March 31, 2018. The Company plans to contribute approximately $5.0 million in supplemental contributions to the plan during the remainder of 2019.

NOTE 8 - INCOME TAXES

The Company's 2019 and 2018 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 25.1% and 24.5% for the three months ended March 30, 2019 and March 31, 2018, respectively.

Income tax payments for the three months ended March 30, 2019 totaled $4.0 million. There were no income tax payments during the three months ended March 31, 2018.

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

Index

NOTE 9 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 30, 2019	March 31, 2018
Numerator:
Net income	$13,033	$14,264
Denominator:
Weighted average number of common shares outstanding – Basic	17,458,020	17,432,829

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	263,718	203,226

Weighted average number of common shares outstanding – Diluted	17,721,738	17,636,055

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 10 - COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 475,000 shares remain available for future grants as of March 30, 2019.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees in lieu of incentive stock options. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were 67,900 restricted stock units issued during the three months ended March 30, 2019. Total compensation costs related to these restricted stock units are $3.7 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.5 million and $1.1 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

Index

Stock Options

A summary of changes in options outstanding under a prior plan is detailed below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2018	5,472	$9.60	$7.20
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding at March 30, 2019	5,472	$9.60	$7.20

The aggregate intrinsic value (mean market price at March 30, 2019 less the weighted average exercise price) of options outstanding under the prior plan was approximately $0.2 million.

NOTE 11 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended
	March 30, 2019	March 31, 2018
Net Sales
Firearms	$112,932	$129,883
Castings
Unaffiliated	1,106	1,276
Intersegment	5,601	5,408
	6,707	6,684
Eliminations	(5,601)	(5,408)
	$114,038	$131,159

Income (Loss) Before Income Taxes
Firearms	$17,153	$19,130
Castings	(477)	(488)
Corporate	724	259
	$17,400	$18,901

	March 30, 2019	December 31, 2018
Identifiable Assets
Firearms	$179,664	$166,975
Castings	10,806	10,850
Corporate	141,241	157,707
	$331,711	$335,532

Index

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three months ended March 30, 2019 and March 31, 2018 totaled $147,000 and $79,000, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

NOTE 13 - CONTINGENT LIABILITIES

As of March 30, 2019, the Company was a defendant in seven (7) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

Five of the seven lawsuits mentioned above involve claims for damages related to an allegedly defective product due to its design and/or manufacture. These lawsuits stem from specific incidents of personal injury and are based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

The Company management believes that the allegations in these cases are unfounded, that the incidents are unrelated to the design or manufacture of the firearm, and that there should be no recoveries against the Company.

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

NOTE 14 - SUBSEQUENT EVENTS

On May 7, 2019, the Company’s Board of Directors authorized a dividend of 29¢ per share, for shareholders of record as of May 17, 2019, payable on May 31, 2019.

The Company has evaluated events and transactions occurring subsequent to March 30, 2019 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 32% in the first quarter of 2019 compared to the prior year period. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 8%.

Sales of new products, including the Pistol Caliber Carbine, the EC9s pistol, the Security-9 pistol, and the Precision Rimfire Rifle, represented $20.9 million or 20% of firearm sales in the first quarter of 2019. New product sales include only major new products that were introduced in the past two years.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing five quarters follow:

	2019	2018
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	347,100	400,000	364,000	381,100	509,500

Total adjusted NICS Background Checks (thousands) (2)	3,414	3,813	2,708	2,863	3,731

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

Index

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received and ending backlog, net of excise tax, for the trailing five quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2019	2018
	Q1	Q4	Q3	Q2	Q1

Units Ordered	327,100	312,800	237,800	344,600	635,900

Orders Received	$104.3	$92.9	$66.6	$95.4	$175.1

Average Sales Price of Units Ordered	$319	$297	$280	$277	$275

Ending Backlog	$58.9	$55.6	$81.5	$125.0	$149.2

Average Sales Price of Ending Unit Backlog	$372	$364	$347	$326	$331

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

Index

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2019	2018
	Q1	Q4	Q3	Q2	Q1

Units Ordered	327,100	312,800	237,800	344,600	635,900

Units Produced	374,000	402,400	404,200	415,200	388,500

Units Shipped	322,000	394,800	386,200	411,600	440,400

Average Sales Price of Units Shipped	$351	$304	$295	$309	$295

Ending Unit Backlog	158,100	153,000	235,000	383,400	450,400

Inventories

During the first quarter of 2019, the Company’s finished goods inventory increased by 52,000 units and distributor inventories of the Company’s products decreased by 25,000 units. In the aggregate, total Company and distributor inventories increased 27,000 units during the first quarter of 2018.

Inventory data for the trailing five quarters follows:

	2019	2018
	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	132,300	80,300	72,700	54,700	51,000

Units – Distributor Inventory (1)	274,700	299,700	304,800	282,700	252,300

Total Inventory (2)	407,000	380,000	377,500	337,400	303,300

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $114.0 million for the three months ended March 30, 2019, a decrease of 13.1% from $131.2 million in the comparable prior year period.

Index

Firearms net sales were $112.9 million for the three months ended March 30, 2019, a decrease of 13.1% from $129.9 million in the comparable prior year period. Effective January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which modified the timing of revenue recognition related to certain sales promotion activities that include the shipment of no charge firearms. Consequently, net sales in the three months ended March 30, 2019 were increased by $3.5 million and net sales in the three months ended March 31, 2018 were decreased by $2.4 million.

Firearms unit shipments decreased 26.9% for the three months ended March 30, 2019 from the comparable prior year period.

Casting net sales were $1.1 million for the three months ended March 30, 2019, a decrease of 13.3% from $1.3 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $81.4 million for the three months ended March 30, 2019, a decrease of 14.6% from $95.3 million in the comparable prior year period.

Gross margin was 28.6% for the three months ended March 30, 2019, compared to 27.3% in the comparable prior year period.

Gross margin for the three months ended March 30, 2019 and March 31, 2018 is illustrated below (in thousands):

	Three Months Ended
	March 30, 2019		March 31, 2018

Net sales	$114,038	100.0%	$131,159	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls	80,424	70.5%	94,731	72.2%
LIFO expense	604	0.5%	131	0.1%
Overhead rate adjustments to inventory	(197)	(0.2)%	97	0.1%
Labor rate adjustments to inventory	70	0.1%	135	0.1%
Product liability	740	0.7%	245	0.2%
Product safety bulletins and recalls	(200)	(0.2)%	—	—

Total cost of products sold	81,441	71.4%	95,339	72.7%

Gross profit	$32,597	28.6%	$35,820	27.3%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls — During the three months ended March 30, 2019,

Index

cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls decreased as a percentage of sales by 1.7%, compared with the corresponding 2018 period, due in part to a 5% price increase, effective January 1, 2019, on most of the Company’s products. In addition, the adoption of ASC 606, which resulted in a net increase of $3.5 million in net sales for the three months ended March 30, 2019 and a net decrease of $2.4 million in net sales for the three months ended March 31, 2018, did not impact the gross margin for the three months ended March 30, 2019, but adversely impacted the gross margin for the three months ended March 31, 2018.

LIFO — For the three months ended March 30, 2019, the Company recognized LIFO expense resulting in increased cost of products sold of $0.6 million. In the comparable 2018 period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.1 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three months ended March 30, 2019, the Company became less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory values of $0.2 million, and a corresponding decrease to cost of products sold.

During the three months ended March 31, 2018, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory values of $0.1 million, and a corresponding increase to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three months ended March 30, 2019 and March 31, 2018, the Company became slightly more efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory decreased, resulting in decreases in inventory value of $0.1 million and corresponding increases to cost of products sold in both periods.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

During the three months ended March 30, 2019 and March 31, 2018, product liability expense was $0.7 million and $0.2 million, respectively.

Product Safety Bulletins and Recalls – During the three months ended March 30, 2019, the estimated costs remaining for the product safely bulletin was reduced, which reduced cost of sales $0.2 million.

Gross Profit — As a result of the foregoing factors, for the three months ended March 30, 2019, gross profit was $32.6 million, a decrease of $3.2 million from $35.8 million in the comparable prior year period.

Gross profit as a percentage of sales increased to 28.6% and in the three months ended March 30, 2019, from 27.3% in the comparable prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.1 million for the three months ended March 30, 2019, a decrease of $1.1 million or 6.3% from $17.2 million in the comparable prior year

Index

period. This decrease was primarily attributable to expenses related to a personnel reduction in the three months ended March 31, 2018, respectively.

Other income, net

Other income, net was $0.9 million in the three months ended March 30, 2019, increased significantly from $0.3 million in the three months ended March 31, 2018 as a result of interest income on short-term investments in the three months ended March 30, 2019.

Income Taxes and Net Income

The Company's 2018 and 2017 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 25.1% and 24.5% for the three months ended March 30, 2019 and March 31, 2018 .

As a result of the foregoing factors, consolidated net income was $13.0 million for the three months ended March 30, 2019. This represents a decrease of 8.6% from $14.3 million in the comparable prior year period.

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

EBITDA was $24.2 million for the three months ended March 30, 2019, a decrease of 10.6% from $27.1 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018

Net income	$13,033	$14,264

Income tax expense	4,367	4,637
Depreciation and amortization expense	7,486	8,172
Interest income	(679)	—
Interest expense	26	27
EBITDA	$24,233	$27,100

Financial Condition

Liquidity

At the end of the first quarter of 2019, the Company’s cash and short-term investments totaled $134.9 million. Pre-LIFO working capital of $218.1 million, less the LIFO reserve of $46.9 million, resulted in working capital of $171.2 million and a current ratio of 4.1 to 1.

Index

Operations

Cash used by operating activities was $10.3 million for the three months ended March 30, 2019, compared to cash provided by operating activities of $45.3 million for the comparable prior year period. The reduction in cash provided in the three months ended March 30, 2019 is primarily attributable to the increase in inventory in the current period compared to a significant reduction in the prior year period, the decrease in contract liability to customers in the current period compared to an increase in the prior year period, and other balance sheet fluctuations.

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

Investing and Financing

Capital expenditures for the three months ended March 30, 2019 totaled $2.7 million, an increase from $1.4 million in the comparable prior year period. In 2019, the Company expects to spend approximately $25 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations, current cash, and short-term investments.

Dividends of $4.9 million were paid during the three months ended March 30, 2019.

On May 7, 2019, the Board of Directors authorized a dividend of 29¢ per share, for shareholders of record as of May 17, 2019, payable on May 31, 2019. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations, current cash, and short term investments.

In late 2018, the Company purchased United States Treasury instruments which mature within one year with available cash. At March 30, 2019, the Company investment in these instruments totaled $99.5 million.

No shares were repurchased in the three months ended March 30, 2019. As of March 30, 2019, $88.7 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on August 31, 2019, was unused at March 30, 2019 and the Company has no debt.

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

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2018 Annual Report on Form 10-K filed on February 20, 2019, or the judgments affecting the application of those estimates and assumptions.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended March 30, 2019.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 30, 2019.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2019, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of March 30, 2019, there have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019 and implemented internal controls to ensure we adequately evaluated our lease obligations and properly assessed the impact of the new accounting standard related to recognition of right-of-use assets and lease liabilities on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 13 to the financial statements, which are included in this Form 10-Q.

The Company has reported all cases instituted against it through December 31, 2018, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

Two lawsuits were formally instituted against the Company during the three months ending March 30, 2019. Aaron Yuhas v. Sturm, Ruger & Co., Inc., et al, was filed in Harris County, Texas on March 5, 2019, and Austin Hilde v. Sturm, Ruger & Co., Inc. was filed in Flathead County, Montana on March 29, 2019.

Index

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 30, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 7, 2019	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer