Form 10-Q
period 2019-06-29
STURM RUGER & CO INC
filed 2019-07-31
CIK 95029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File No. 1-10435

STURM RUGER & COMPANY INC

(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Lacey Place, Southport, Connecticut	06890
(Address of Principal Executive Offices)	(Zip Code)

(203) 259-7843

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	RGR	New York Stock Exchange

The number of shares outstanding of the issuer's common stock as of July 26, 2019: 17,485,330

INDEX

STURM RUGER & COMPANY INC.

Index

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM RUGER & COMPANY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 29, 2019	December 31, 2018
		(Note)
Assets

Current Assets
Cash	$32,220	$38,492
Short-term investments	99,562	114,326
Trade receivables, net	41,494	45,031

Gross inventories (Note 4)	92,619	80,288
Less LIFO reserve	(47,529)	(46,341)
Less excess and obsolescence reserve	(3,623)	(2,527)
Net inventories	41,467	31,420

Prepaid expenses and other current assets	5,742	2,920
Total Current Assets	220,485	232,189

Property, plant and equipment	357,771	358,756
Less allowances for depreciation	(286,056)	(276,045)
Net property, plant and equipment	71,715	82,711

Deferred income taxes	1,844	2,969
Other assets	26,873	17,663
Total Assets	$320,917	$335,532

Note:

The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM RUGER & COMPANY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	June 29, 2019	December 31, 2018
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$22,528	$33,021
Contract liabilities with customers (Note 3)	1,275	7,477
Product liability	1,217	1,073
Employee compensation and benefits	12,716	20,729
Workers’ compensation	5,240	5,551
Income taxes payable	—	3,340
Total Current Liabilities	42,976	71,191

Product liability	73	99
Lease liability (Note 5)	2,028	—

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2019 – 24,150,728 issued, 17,485,330 outstanding
2018 – 24,123,418 issued, 17,458,020 outstanding	24,151	24,123
Additional paid-in capital	35,657	33,291
Retained earnings	359,627	350,423
Less: Treasury stock – at cost
2019 – 6,665,398 shares
2018 – 6,665,398 shares	(143,595)	(143,595)
Total Stockholders’ Equity	275,840	264,242
Total Liabilities and Stockholders’ Equity	$320,917	$335,532

Note:

The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM RUGER & COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net firearms sales	$94,971	$127,017	$207,903	$256,899
Net castings sales	1,358	1,394	2,464	2,670
Total net sales	96,329	128,411	210,367	259,569

Cost of products sold	74,027	91,812	155,467	187,150

Gross profit	22,302	36,599	54,900	72,419

Operating expenses:
Selling	7,265	9,785	15,396	18,123
General and administrative	7,572	7,446	15,586	16,332
Total operating expenses	14,837	17,231	30,982	34,455

Operating income	7,465	19,368	23,918	37,964

Other income:
Interest income	682	—	1,361	—
Interest expense	(25)	(22)	(51)	(49)
Other income, net	288	703	582	1,035
Total other income, net	945	681	1,892	986

Income before income taxes	8,410	20,049	25,810	38,950

Income taxes	2,177	4,860	6,544	9,497

Net income and comprehensive income	$6,233	$15,189	$19,266	$29,453

Basic earnings per share	$0.36	$0.87	$1.10	$1.69

Diluted earnings per share	$0.35	$0.86	$1.09	$1.68

Cash dividends per share	$0.29	$0.32	$0.57	$0.55

See notes to condensed consolidated financial statements.

Index

STURM RUGER & COMPANY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2018	$24,123	$33,291	$350,423	$(143,595)	$264,242
Net income and comprehensive income			19,266		19,266
Common stock issued – compensation plans	28	(28)			—
Vesting of RSUs		(780)			(780)
Dividends paid			(9,956)		(9,956)
Unpaid dividends accrued			(106)		(106)
Recognition of stock-based compensation expense		3,174			3,174
Balance at June 29, 2019	$24,151	$35,657	$359,627	$(143,595)	$275,840

See notes to condensed consolidated financial statements.

Index

STURM RUGER & COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	June 29, 2019	June 30, 2018
Operating Activities
Net income	$19,266	$29,453
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,972	16,344
Slow moving inventory valuation adjustment	1,096	(348)
Stock-based compensation	3,174	2,668
(Gain) loss on sale of assets	53	(4)
Deferred income taxes	1,125	(513)
Changes in operating assets and liabilities:
Trade receivables	3,537	9,944
Inventories	(11,143)	16,049
Trade accounts payable and accrued expenses	(10,804)	(3,736)
Contract liability to customers	(6,202)	4,447
Employee compensation and benefits	(8,119)	5,242
Product liability	117	73
Prepaid expenses, other assets and other liabilities	(10,157)	155
Income taxes payable	(3,340)	1,221
Cash (used for) provided by operating activities	(6,425)	80,995

Investing Activities
Property, plant and equipment additions	(3,890)	(2,360)
Proceeds from sale of assets	14	4
Purchases of short-term investments	(118,972)	—
Proceeds from maturities of short-term investments	133,736	—
Cash provided by (used for) investing activities	10,888	(2,356)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(779)	(816)
Dividends paid	(9,956)	(9,599)
Cash used for financing activities	(10,735)	(10,415)

(Decrease) increase in cash and cash equivalents	(6,272)	68,224

Cash and cash equivalents at beginning of period	38,492	63,487

Cash and cash equivalents at end of period	$32,220	$131,711

See notes to condensed consolidated financial statements.

Index

STURM RUGER & COMPANY INC.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 29, 2019 may not be indicative of the results to be expected for the full year ending December 31, 2019. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements:

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), its final standard on the accounting for leases. The most significant change in the new lease guidance requires lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. This change results in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under legacy U.S. GAAP. The new lease guidance was effective in fiscal years beginning after December 15, 2018 and interim periods thereafter. The Company adopted ASU 2016-02 effective January 1, 2019. As more fully discussed in Note 5, as a result of adopting ASU 2016-02 the Company recorded right-of-use assets totaling $2.6 million and lease liabilities of $2.6 million on its Consolidated Balance Sheets as of June 29, 2019. There was no impact on the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Stockholders’ Equity, or Condensed Consolidated Statements of Cash Flows as a result of this adoption.

NOTE 3 — REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, applied to those contracts for which all performance obligations were not completed as of that date. Under the modified retrospective method, results for reporting periods beginning after January 1, 2018 are presented using the guidance of ASC 606, while prior period amounts were not adjusted and will continue to be presented in accordance with the previous guidance provided in ASC Topic 605, Revenue Recognition, when those periods are reported.

The impact of the adoption of ASC 606 on revenue recognized during the three and six months ended June 29, 2019 and June 30, 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Contract liabilities with customers at beginning of period	$3,959	$9,308	$7,477	$6,950
Revenue deferred	1,971	2,261	3,037	9,441
Revenue recognized	(4,655)	(4,895)	(9,239)	(9,717)
Contract liabilities with customers at end of period	$1,275	$6,674	$1,275	$6,674

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the deferred revenue from this contract liability with customers to be recognized in the third quarter of 2019.

Practical Expedients and Exemptions

The Company has elected to account for shipping and handling activities that occur after control of the related product transfers to the customer as fulfillment activities that are recognized upon shipment of the goods.

Index

NOTE 4 — INVENTORIES

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

Inventories consist of the following:

	June 29, 2019	December 31, 2018
Inventory at FIFO
Finished products	$26,050	$17,313
Materials and work in process	66,569	62,975
Gross inventories	92,619	80,288
Less: LIFO reserve	(47,529)	(46,341)
Less: excess and obsolescence reserve	(3,623)	(2,527)
Net inventories	$41,467	$31,420

NOTE 5 — LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02. The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company adopted the provisions of ASU 2016-02 using the effective date method on January 1, 2019 and recorded right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the condensed consolidated balance sheet as of June 29, 2019:

	Balance Sheet Line Item	June 29, 2019
Right-of-use assets	Other assets	$2,613
Operating lease liabilities	Trade accounts payable and
Current portion	accrued expenses	$585

Noncurrent portion	Lease liabilities	$2,028
Total operating lease liabilities		$2,613

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company uses its incremental borrowing rate enumerated in its revolving line of credit (see Note 6) to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of June 29, 2019:

Remainder of 2019	$293
2020	540
2021	508
2022	192
2023	160
Thereafter	1,760
Total undiscounted future minimum lease payments	3,453
Less: Difference between undiscounted lease payments & the present value of future lease payments	840
Total operating lease liabilities	$2,613

Index

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of June 29, 2019 is 11.83 years.

NOTE 6 — LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on August 31, 2019. Borrowings under this facility bear interest at the one-month LIBOR rate (2.403% at June 29, 2019) plus 150 basis points. The Company is charged one-quarter of a percent (0.25%) per year on the unused portion. At June 29, 2019 and December 31, 2018, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 7 — EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.7 million and $1.9 million for the three and six months ended June 29, 2019, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2018, respectively. The Company plans to contribute approximately $1.5 million to the plan in matching employee contributions during the remainder of 2019.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.1 million and $2.9 million for the three and six months ended June 29, 2019, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2018, respectively. The Company plans to contribute approximately $2.2 million in supplemental contributions to the plan during the remainder of 2019.

NOTE 8 — INCOME TAXES

The Company's 2019 and 2018 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 25.9% and 25.4% for the three and six months ended June 29, 2019, respectively. The Company’s effective income tax rate was 24.2% and 24.4% for the three and six months ended June 30, 2018, respectively.

Income tax payments for the three and six months ended June 29, 2019 totaled $7.6 million and $11.6 million, respectively. Income tax payments for both the three and six months ended June 30, 2018 totaled $8.0 million.

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

Index

NOTE 9 — EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net income	$6,233	$15,189	$19,266	$29,453
Denominator:
Weighted average number of common shares outstanding – Basic	17,474,221	17,453,404	17,466,210	17,443,174

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	196,220	197,155	170,986	140,909

Weighted average number of common shares outstanding – Diluted	17,670,441	17,650,559	17,637,196	17,584,083

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 10 — COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 461,000 shares remain available for future grants as of June 29, 2019.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were 81,950 restricted stock units issued during the six months ended June 29, 2019. Total compensation costs related to these restricted stock units are $4.4 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.6 million and $3.2 million for the three and six months ended June 29, 2019, respectively, and $1.5 million and $2.7 million for the three and six months ended June 30, 2018, respectively.

Stock Options

The Company has not issued any stock options since 2010. A summary of changes in options outstanding under the 2007 Stock Incentive Plan is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2018	5,472	$9.60	$7.20
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding at June 29, 2019	5,472	$9.60	$7.20

The aggregate intrinsic value (mean market price at June 29, 2019 less the weighted average exercise price) of options outstanding under the 2007 SIP was approximately $0.3 million.

Index

NOTE 11 — OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Sales
Firearms	$94,971	$127,017	$207,903	$256,899
Castings
Unaffiliated	1,358	1,394	2,464	2,670
Intersegment	4,565	5,771	10,166	11,179
	5,923	7,165	12,630	13,849
Eliminations	(4,565)	(5,771)	(10,166)	(11,179)
	$96,329	$128,411	$210,367	$259,569

Income (Loss) Before Income Taxes
Firearms	$8,186	$20,367	$25,339	$39,497
Castings	(557)	(455)	(1,034)	(943)
Corporate	781	137	1,505	396
	$8,410	$20,049	$25,810	$38,950

	June 29, 2019	December 31, 2018
Identifiable Assets
Firearms	$172,381	$166,975
Castings	11,245	10,850
Corporate	137,291	157,707
	$320,917	$335,532

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and six months ended June 29, 2019 totaled $0.2 million and $0.3 million, respectively. Payments made to the NRA in the three and six months ended June 30, 2018 totaled $0.1 million and $0.2 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

NOTE 13 — CONTINGENT LIABILITIES

As of June 29, 2019, the Company was a defendant in five (5) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation, discussed in turn below.

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

Index

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

Briefing in the Indiana Court of Appeals was completed on the City’s appeal and Defendants’ cross appeal on September 10, 2018. The Court of Appeals issued its ruling on May 23, 2019, affirming dismissal of the City’s negligent design and warnings count on the basis that the City had not alleged that manufacturer defendants’ conduct was unlawful. However, the court reversed dismissal of the City’s negligent sale and distribution and related public nuisance counts for damages and injunctive relief.

The manufacturer defendants filed a Petition to Transfer the case to the Indiana Supreme Court on July 8, 2019.

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

NOTE 14 — SUBSEQUENT EVENTS

On July 30, 2019, the Company’s Board of Directors authorized a dividend of 14¢ per share, for shareholders of record as of August 15, 2019, payable on August 30, 2019.

The Company has evaluated events and transactions occurring subsequent to June 29, 2019 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 26% in the first half of 2019 compared to the prior year period. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 5%. The greater reduction in the sell-through of the Company’s products relative to adjusted NICS background checks may be attributable to the following:

•

More aggressive promotions, discounts, rebates and the extension of payment terms offered by our competitors,

•

Relatively fewer new product shipments compared to the first half of 2018, which benefitted from the launch of four major products in December of 2017,

•

The loss of a formerly significant distributor that ultimately filed for bankruptcy protection in June 2019,

•

Increased sales of used firearms at retail, which are captured by adjusted NICS checks, and

•

Decreased retailer inventories as the anticipation of further discounting led to cautious buying behavior by retailers.

Sales of new products, including the Wrangler, which was introduced in April 2019, the Pistol Caliber Carbine, the EC9s pistol, the Security-9 pistol, and the Precision Rimfire Rifle, represented $43 million or 22% of firearm sales in the first half of 2019. New product sales include only major new products that were introduced in the past two years.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing six quarters follow:

	2019		2018
	Q2	Q1	Q4	Q3	Q2	Q1
Estimated Units Sold from Distributors to Retailers(1)	316,300	347,100	400,000	364,000	381,100	509,500
Total adjusted NICS Background Checks (thousands)(2)	2,828	3,414	3,813	2,708	2,863	3,731

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

Index

The adjusted NICS data presented above was derived by the NSSF by subtracting out NICS checks that are not directly related to the sale of a firearm, including checks used for concealed carry (“CCW”) permit application checks as well as checks on active CCW permit databases. The adjusted NICS checks represent less than half of the total NICS checks.

Orders Received and Ending Backlog

The Company uses the estimated unit sell-through of our products from the independent distributors to retailers, along with inventory levels at the independent distributors and at the Company, as the key metrics for planning production levels. The Company generally does not use the orders received or ending backlog for planning production levels.

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2019		2018
	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	257,900	327,100	312,800	237,800	344,600	635,900
Orders Received	$70.3	$104.3	$92.9	$66.6	$95.4	$175.1
Average Sales Price of Units Ordered	$273	$319	$297	$280	$277	$275
Ending Backlog	$37.8	$58.9	$55.6	$81.5	$125.0	$149.2
Average Sales Price of Ending Unit Backlog	$296	$372	$364	$347	$326	$331

The decrease in the average sales price of units ordered and ending unit backlog reflect the strong orders for the relatively lower-priced Wrangler revolvers, which were introduced in April 2019.

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. Based on these reviews, the Company reduced production 20% from the first quarter of 2019.

In response to the reduced production, the Company took the following actions to manage its workforce during the second quarter:

•

Implemented a hiring freeze and let attrition reduce its workforce,

•

Reduced overtime,

•

Took two additional shutdown days in the second quarter, and

•

Planned for three shutdown days, in addition to the annual weekly shutdown, in the third quarter.

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2019		2018
	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	257,900	327,100	312,800	237,800	344,600	635,900
Units Produced	297,900	374,000	402,400	404,200	415,200	388,500
Units Shipped	288,300	322,000	394,800	386,200	411,600	440,400
Average Sales Price of Units Shipped	$329	$351	$304	$295	$309	$295
Ending Unit Backlog	127,700	158,100	153,000	235,000	383,400	450,400

Index

Inventories

As a result of reduced production in the quarter, total Company and distributor inventories decreased 18,400 units during the second quarter of 2019.

Inventory data for the trailing six quarters follows:

	2019		2018
	Q2	Q1	Q4	Q3	Q2	Q1
Units — Company Inventory	141,900	132,300	80,300	72,700	54,700	51,000
Units — Distributor Inventory(1)(2)	246,700	274,700	299,700	304,800	282,700	252,300
Total Inventory(3)	388,600	407,000	380,000	377,500	337,400	303,300

(1)

Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)

Distributor ending inventory for the second quarter of 2019 does not include any potential inventory remaining at a distributor that filed for bankruptcy protection in June 2019 and did not provide inventory data.

(3)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $96.3 million for the three months ended June 29, 2019, a decrease of 25.0% from $128.4 million in the comparable prior year period.

For the six months ended June 29, 2019, consolidated net sales were $210.4 million, a decrease of 19.0% from $259.6 million in the comparable prior year period.

Firearms net sales were $95.0 million for the three months ended June 29, 2019, a decrease of 25.2% from $127.0 million in the comparable prior year period.

For the six months ended June 29, 2019, firearms net sales were $207.9 million, a decrease of 19.1% from $256.9 million in the comparable prior year period.

Firearms unit shipments decreased 30.0% and 28.4% for the three and six months ended June 29, 2019, respectively, from the comparable prior year periods.

Casting net sales were $1.4 million for the three months ended June 29, 2019, unchanged from the comparable prior year period.

For the six months ended June 29, 2019, castings net sales were $2.5 million, a decrease of 7.7% from $2.7 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $74.0 million for the three months ended June 29, 2019, a decrease of 19.4% from $91.8 million in the comparable prior year period.

Consolidated cost of products sold was $155.5 million for the six months ended June 29, 2019, a decrease of 16.9% from $187.2 million in the comparable prior year period.

Gross margin was 23.2% and 26.1% for the three and six months ended June 29, 2019, respectively, compared to 28.5% and 27.9% in the comparable prior year periods.

Index

Gross margin for the three and six months ended June 29, 2019 and June 30, 2018 is illustrated below (in thousands):

	Three Months Ended
	June 29, 2019		June 30, 2018
Net sales	$96,329	100.0%	$128,411	100.0%
Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	74,640	77.5%	90,086	70.2%
LIFO expense	584	0.6%	507	0.4%
Overhead rate adjustments to inventory	(1,002)	(1.0)%	703	0.5%
Labor rate adjustments to inventory	(140)	(0.2)%	131	0.1%
Product liability	(55)	(0.1)%	385	0.3%
Total cost of products sold	74,027	76.8%	91,812	71.5%
Gross profit	$22,302	23.2%	$36,599	28.5%

	Six Months Ended
	June 29, 2019		June 30, 2018
Net sales	$210,367	100.0%	$259,569	100.0%
Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls	155,064	73.7%	184,814	71.2%
LIFO expense	1,188	0.6%	639	0.3%
Overhead rate adjustments to inventory	(1,199)	(0.6)%	800	0.3%
Labor rate adjustments to inventory	(70)	—	266	0.1%
Product liability	684	0.3%	631	0.2%
Product safety bulletins and recalls	(200)	(0.1)%	—	—
Total cost of products sold	155,467	73.9%	187,150	72.1%
Gross profit	$54,900	26.1%	$72,419	27.9%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability — During the three months ended June 29, 2019, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability increased as a percentage of sales by 7.3%, compared with the corresponding 2018 period due primarily to the decrease in sales and production which resulted in unfavorable deleveraging of fixed costs, partially offset by a 5% price increase effective January 1, 2019 on most of the Company’s products.

For the six months ended June 29, 2019, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls increased as a percentage of sales by 2.5% compared with the corresponding 2018 period due primarily to the decrease in sales and production in the second quarter of 2019 which resulted in unfavorable deleveraging of fixed costs, partially offset by a 5% price increase effective January 1, 2019 on most of the Company’s products.

LIFO — For the three months ended June 29, 2019, the Company recognized LIFO expense resulting in increased cost of products sold of $0.6 million. In the comparable 2018 period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.5 million.

For the six months ended June 29, 2019, the Company recognized LIFO expense resulting in increased cost of products sold of $1.2 million. In the comparable 2018 period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.6 million.

Index

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and six months ended June 29, 2019, the Company became less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory values of $1.0 million and $1.2 million, respectively, and a corresponding decrease to cost of products sold.

During the three and six months ended June 30, 2018, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory values of $0.7 million and $0.8 million, respectively, and a corresponding increase to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three and six months ended June 29, 2019 the Company became slightly more efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory decreased, resulting in decreases in inventory value of $0.1 million and corresponding increases to cost of products sold in both periods.

During the three and six months ended June 30, 2018 the Company became more efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.1 million and $0.3 million, respectively, and corresponding increases to cost of products sold.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

During the three months ended June 29, 2019, product liability expense was de minimus. During the six months ended June 29, 2019, product liability expense was $0.3 million. During the three and six months ended June 30, 2018, product liability expense was $0.4 million and $0.6 million, respectively.

Product Safety Bulletins and Recalls – During the three and six months ended June 29, 2019, the estimated costs remaining for the product safely bulletin was reduced, which reduced cost of sales $0.2 million.

Gross Profit — As a result of the foregoing factors, for the three and six months ended June 29, 2019, gross profit was $22.3 million and $54.9 million, respectively, a decrease of $14.3 million and $17.5 million, respectively, from $36.6 million and $72.4 million in the comparable prior year periods.

Gross profit as a percentage of sales decreased to 23.2% and 26.1% in the three and six months ended June 29, 2019, respectively, from 28.5% and 27.9% in the comparable prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.8 million for the three months ended June 29, 2019, a decrease of $2.4 million or 13.9% from $17.2 million in the comparable prior year period. Selling, general and administrative expenses were $31.0 million for the six months ended June 29, 2019, a decrease of $3.5 million or 10.1% from $34.5 million in the comparable prior year period. These decreases were primarily attributable to reduced sales promotion expenses.

Other income, net

Other income, net of $0.9 million and $1.9 million in the three and six months ended June 29, 2019, respectively, increased significantly from $0.7 million and $1.0 million in the three and six months ended June 30, 2018 as a result of interest income on short-term investments in 2019.

Income Taxes and Net Income

The Company's 2019 and 2018 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 25.9% and 25.4% the three and six months ended June 29, 2019, respectively. The Company’s effective income tax rate was 24.2% and 24.4% for the three and six months ended June 30, 2018, respectively.

As a result of the foregoing factors, consolidated net income was $6.2 million and $19.3 million for the three and six months ended June 29, 2019, respectively. This represents a decrease of 59.0% and 34.6% from $15.2 million and $29.5 million in the comparable prior year periods.

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

EBITDA was $15.2 million for the three months ended June 29, 2019, a decrease of 46.0% from $28.2 million in the comparable prior year period.

For the six months ended June 29, 2019 EBITDA was $39.5 million, a decrease of 28.7% from $55.3 million in the comparable prior year period.

Non-GAAP Reconciliation — EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$6,233	$15,189	$19,266	$29,453

Income tax expense	2,177	4,860	6,544	9,497
Depreciation and amortization expense	7,486	8,172	14,972	16,344
Interest income	(682)	—	(1,361)	—
Interest expense	25	22	51	49
EBITDA	$15,239	$28,243	$39,472	$55,343

Financial Condition

Liquidity

At the end of the second quarter of 2019, the Company’s cash and short-term investments totaled $131.8 million. Pre-LIFO working capital of $225.0 million, less the LIFO reserve of $47.5 million, resulted in working capital of $177.5 million and a current ratio of 5.1 to 1.

Operations

Cash used by operating activities was $6.4 million for the six months ended June 29, 2019, compared to cash provided by operating activities of $81.0 million for the comparable prior year period. The reduction in cash provided in the six months ended June 29, 2019 is primarily attributable to the decreased net income in the current period, the increase in inventory in the current period compared to a significant reduction in the prior year period, the decrease in contract liability to customers in the current period compared to an increase in the prior year period, and other balance sheet fluctuations.

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

Index

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

Investing and Financing

Capital expenditures for the six months ended June 29, 2019 totaled $3.9 million, an increase from $2.4 million in the comparable prior year period. In 2019, the Company expects to spend approximately $15 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $10.0 million were paid during the six months ended June 29, 2019.

On July 30, 2019, the Board of Directors authorized a dividend of 14¢ per share, for shareholders of record as of August 15, 2019, payable on August 30, 2019. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

In late 2018, the Company began to purchase United States Treasury instruments which mature within one year with available cash. At June 29, 2019, the Company’s investment in these instruments totaled $99.6 million.

No shares were repurchased in the six months ended June 29, 2019. As of June 29, 2019, $88.7 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on August 31, 2019, was unused at June 29, 2019 and the Company has no debt.

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

Index

reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the six months ended June 29, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 29, 2019.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2019, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of June 29, 2019, there have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019 and implemented internal controls to ensure we adequately evaluated our lease obligations and properly assessed the impact of the new accounting standard related to recognition of right-of-use assets and lease liabilities on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 13 to the financial statements, which are included in this Form 10-Q.

The Company has reported all cases instituted against it through March 30, 2019, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending June 29, 2019.

During the three months ending June 29, 2019, the Company resolved the previously reported cases of Austin Hilde. v. Sturm, Ruger & Co., Inc and Lora Testerman v. Sturm, Ruger & Co., Inc.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits:
31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

STURM RUGER & COMPANY INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 29, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM RUGER & COMPANY INC.

Date: July 31, 2019	/S/	THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer