Form 10-Q
period 2019-09-28
STURM RUGER & CO INC
filed 2019-11-07
CIK 95029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 28, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 1-10435

STURM, RUGER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
Lacey Place, Southport, Connecticut	06890
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the issuer's common stock as of October 31, 2019: 17,485,330

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	September 28, 2019	December 31, 2018
		(Note)
Assets

Current Assets
Cash	$22,813	$38,492
Short-term investments	114,507	114,326
Trade receivables, net	55,988	45,031

Gross inventories (Note 4)	84,660	80,288
Less LIFO reserve	(48,113)	(46,341)
Less excess and obsolescence reserve	(3,566)	(2,527)
Net inventories	32,981	31,420

Prepaid expenses and other current assets	3,636	2,920
Total Current Assets	229,925	232,189

Property, plant and equipment	362,778	358,756
Less allowances for depreciation	(293,213)	(276,045)
Net property, plant and equipment	69,565	82,711

Deferred income taxes	2,939	2,969
Other assets	26,078	17,663
Total Assets	$328,507	$335,532

Note:

The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	September 28, 2019	December 31, 2018
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$25,073	$33,021
Contract liabilities with customers (Note 3)	3,640	7,477
Product liability	973	1,073
Employee compensation and benefits	13,561	20,729
Workers’ compensation	5,465	5,551
Income taxes payable	—	3,340
Total Current Liabilities	48,712	71,191

Product liability	77	99
Lease liability (Note 5)	2,086	—

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2019 – 24,157,806 issued, 17,447,908 outstanding
2018 – 24,123,418 issued, 17,458,020 outstanding	24,158	24,123
Additional paid-in capital	37,108	33,291
Retained earnings	361,957	350,423
Less: Treasury stock – at cost
2019 – 6,709,898 shares
2018 – 6,665,398 shares	(145,591)	(143,595)
Total Stockholders’ Equity	277,632	264,242
Total Liabilities and Stockholders’ Equity	$328,507	$335,532

Note:

The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net firearms sales	$ 94,062	$113,798	$ 301,965	$370,697
Net castings sales	937	1,147	3,402	3,817
Total net sales	94,999	114,945	305,367	374,514

Cost of products sold	75,132	86,853	230,600	274,003

Gross profit	19,867	28,092	74,767	100,511

Operating expenses:
Selling	7,465	8,922	22,861	27,045
General and administrative	6,827	7,213	22,412	23,545
Total operating expenses	14,292	16,135	45,273	50,590

Operating income	5,575	11,957	29,494	49,921

Other income:
Interest income	611	—	1,973	—
Interest expense	(90)	(92)	(141)	(141)
Other income, net	277	328	858	1,363
Total other income, net	798	236	2,690	1,222

Income before income taxes	6,373	12,193	32,184	51,143

Income taxes	1,556	2,987	8,101	12,484

Net income and comprehensive income	$4,817	$9,206	$24,083	$38,659

Basic earnings per share	$0.28	$0.53	$1.38	$2.22

Diluted earnings per share	$0.27	$0.52	$1.37	$2.19

Cash dividends per share	$0.14	$0.34	$0.71	$0.89

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2018	$24,123	$33,291	$350,423	$(143,595)	$264,242
Net income and comprehensive income			24,083		24,083
Common stock issued – compensation plans	35	(35)			—
Vesting of RSUs		(900)			(900)
Dividends paid			(12,399)		(12,399)
Unpaid dividends accrued			(150)		(150)
Recognition of stock-based compensation expense		4,752			4,752
Repurchase of 44,500 shares of common stock				(1,996)	(1,996)
Balance at September 28, 2019	$24,158	$37,108	$361,957	$(145,591)	$277,632

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Operating Activities
Net income	$24,083	$38,659
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,458	24,517
Slow moving inventory valuation adjustment	1,039	(147)
Stock-based compensation	4,752	4,239
(Gain) loss on sale of assets	54	(9)
Deferred income taxes	30	(2,333)
Changes in operating assets and liabilities:
Trade receivables	(10,957)	13,272
Inventories	(2,600)	13,669
Trade accounts payable and accrued expenses	(8,472)	(2,238)
Contract liability to customers	(3,837)	3,704
Employee compensation and benefits	(7,318)	5,079
Product liability	(122)	44
Prepaid expenses, other assets and other liabilities	(6,837)	(2,878)
Income taxes payable	(3,340)	-
Cash provided by operating activities	8,933	95,578

Investing Activities
Property, plant and equipment additions	(9,150)	(4,884)
Proceeds from sale of assets	14	9
Purchases of short-term investments	(203,342)	—
Proceeds from maturities of short-term investments	203,161	—
Cash used for investing activities	(9,317)	(4,875)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(900)	(816)
Repurchase of common stock	(1,996)	—
Dividends paid	(12,399)	(15,535)
Cash used for financing activities	(15,295)	(16,351)

(Decrease) increase in cash and cash equivalents	(15,679)	74,352

Cash and cash equivalents at beginning of period	38,492	63,487

Cash and cash equivalents at end of period	$22,813	$137,839

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 28, 2019 may not be indicative of the results to be expected for the full year ending December 31, 2019. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements:

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), its final standard on the accounting for leases. The most significant change in the new lease guidance requires lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. This change results in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under legacy U.S. GAAP. The new lease guidance was effective in fiscal years beginning after December 15, 2018 and interim periods thereafter. The Company adopted ASU 2016-02 effective January 1, 2019. As more fully discussed in Note 5, as a result of adopting ASU 2016-02, the Company recorded right-of-use assets totaling $2.5 million and lease liabilities of $2.5 million on its Consolidated Balance Sheets as of September 28, 2019. There was no impact on the condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, or condensed consolidated statements of cash flows as a result of this adoption.

Index

NOTE 3 — REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, applied to those contracts for which all performance obligations were not completed as of that date. Under the modified retrospective method, results for reporting periods beginning after January 1, 2018 are presented using the guidance of ASC 606.

The impact of the adoption of ASC 606 on revenue recognized during the three and nine months ended September 28, 2019 and September 29, 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Contract liabilities with customers at beginning of period	$1,275	$6,674	$7,477	$6,950
Revenue deferred	5,634	6,347	8,671	15,788
Revenue recognized	(3,269)	(7,090)	(12,508)	(16,807)
Contract liabilities with customers at end of period	$3,640	$5,931	$3,640	$5,931

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the deferred revenue from this contract liability with customers to be recognized in the fourth quarter of 2019.

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

Index

Inventories consist of the following:

	September 28, 2019	December 31, 2018
Inventory at FIFO
Finished products	$16,897	$17,313
Materials and work in process	67,763	62,975
Gross inventories	84,660	80,288
Less: LIFO reserve	(48,113)	(46,341)
Less: excess and obsolescence reserve	(3,566)	(2,527)
Net inventories	$32,981	$31,420

NOTE 5 — LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02. The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company adopted the provisions of ASU 2016-02 using the effective date method on January 1, 2019 and recorded right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the condensed consolidated balance sheet as of September 28, 2019:

	Balance Sheet Line Item	September 28, 2019
Right-of-use assets	Other assets	$2,497
Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$438

Noncurrent portion	Lease liabilities	2,086
Total operating lease liabilities		$2,524

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

Index

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company uses its incremental borrowing rate enumerated in its revolving line of credit (see Note 6) to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of September 28, 2019:

Remainder of 2019	$146
2020	540
2021	508
2022	192
2023	160
Thereafter	1,760
Total undiscounted future minimum lease payments	3,306
Less: Difference between undiscounted lease payments & the present value of future lease payments	(782)
Total operating lease liabilities	$2,524

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of September 28, 2019 is 11.84 years.

NOTE 6 — LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on September 30, 2020. Borrowings under this facility bear interest at the one-month LIBOR rate (2.043% at September 28, 2019) plus 150 basis points. The Company is charged one-quarter of a percent (0.25%) per year on the unused portion. At September 28, 2019 and December 31, 2018, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 7 — EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.7 million and $2.6 million for the three and nine months ended September 28, 2019, respectively, and $0.7 million and $2.3 million for the three and nine months ended September 29, 2018, respectively. The Company plans to contribute approximately $0.7 million to the plan in matching employee contributions during the remainder of 2019.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.0 million and $3.9 million for the three and nine months ended September 28, 2019, respectively, and $1.2 million and $3.8 million for the three and nine months ended September 29, 2018, respectively. The Company plans to contribute approximately $1.0 million in supplemental contributions to the plan during the remainder of 2019.

Index

NOTE 8 — INCOME TAXES

The Company's 2019 and 2018 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.4% and 25.2% for the three and nine months ended September 28, 2019, respectively. The Company’s effective income tax rate was 24.5% and 24.4% for the three and nine months ended September 29, 2018, respectively.

Income tax payments for the three and nine months ended September 28, 2019 totaled $0.3 million and $11.8 million, respectively. Income tax payments for the three and nine months ended September 29, 2018 totaled $7.3 million and $15.3 million, respectively.

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

NOTE 9 — EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Net income	$4,817	$9,206	$24,083	$38,659
Denominator:
Weighted average number of common shares outstanding – Basic	17,464,238	17,458,020	17,447,908	17,448,141

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	154,560	261,263	138,723	209,126

Weighted average number of common shares outstanding – Diluted	17,618,798	17,719,283	17,586,631	17,657,267

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

Index

NOTE 10 — COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 461,000 shares remain available for future grants as of September 28, 2019.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were 81,950 restricted stock units issued during the nine months ended September 28, 2019. Total compensation costs related to these restricted stock units are $4.4 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.6 million and $4.8 million for the three and nine months ended September 28, 2019, respectively, and $1.6 million and $4.2 million for the three and nine months ended September 29, 2018, respectively.

Stock Options

The Company has not issued any stock options since 2010. A summary of changes in options outstanding under the 2007 Stock Incentive Plan is summarized below:

	Shares	Weighted Average Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2018	5,472	$9.60	$7.20
Granted	—	—	—
Exercised	5,472	9.60	7.20
Expired	—	—	—
Outstanding at September 28, 2019	—	$0.00	$0.00

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

Selected operating segment financial information follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Sales
Firearms	$94,062	$113,798	$301,965	$370,697
Castings
Unaffiliated	937	1,147	3,402	3,817
Intersegment	3,924	5,723	14,090	16,902
	4,861	6,870	17,492	20,719
Eliminations	(3,924)	(5,723)	(14,090)	(16,902)
	$94,999	$114,945	$305,367	$374,514

Income (Loss) Before Income Taxes
Firearms	$5,778	$12,866	$31,117	$52,363
Castings	(101)	(635)	(1,135)	(1,578)
Corporate	696	(38)	2,202	358
	$6,373	$12,193	$32,184	$51,143

	September 28, 2019	December 31, 2018
Identifiable Assets
Firearms	$175,110	$166,975
Castings	11,478	10,850
Corporate	141,919	157,707
	$328,507	$335,532

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and nine months ended September 28, 2019 totaled $0.4 million and $0.7 million, respectively. Payments made to the NRA in the three and nine months ended September 29, 2018 totaled $0.2 million and $0.4 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

Index

NOTE 13 — CONTINGENT LIABILITIES

As of September 28, 2019, the Company was a defendant in five (5) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

Two of the five lawsuits mentioned above involve claims for damages related to an allegedly defective product due to its design and/or manufacture. These lawsuits stem from specific incidents of personal injury and are based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

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

Primus Group LLC v. Smith and Wesson, et al. is a putative class action filed in the United States District Court for the Southern District of Ohio on August 8, 2019. Plaintiff alleges that the defendants’ lawful sale of modern sporting rifles violates the Racketeer Influenced Corrupt Organizations Act and seeks a temporary restraining order (“TRO”) and permanent injunction. On August 20, 2019, the court denied plaintiff’s request for a TRO. On September 3, 2019, defendants filed a motion to dismiss pursuant to Federal Rule of Civil Procedure 12(b)(6). On September 16, 2019, plaintiff filed an Amended Complaint. On October 9, 2019, the court dismissed plaintiff’s Amended Complaint, with prejudice. Plaintiff filed a Notice of Appeal on October 15, 2019.

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

Defendants filed a Petition to Transfer the case to the Indiana Supreme Court on July 8, 2019. The petition has been briefed fully and the parties are awaiting a ruling by the court.

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

Index

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

NOTE 14 — SUBSEQUENT EVENTS

On November 5, 2019, the Board of Directors authorized a dividend of 11¢ per share, for shareholders of record as of November 15, 2019, payable on November 27, 2019.

The Company has evaluated events and transactions occurring subsequent to September 28, 2019 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 24% in the first nine months of 2019 compared to the prior year period. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 1%. The greater reduction in the sell-through of the Company’s products relative to adjusted NICS background checks may be attributable to the following:

•

More aggressive promotions, discounts, rebates and the extension of payment terms offered by our competitors,

•

Relatively fewer new product shipments compared to 2018, which benefitted from the launch of four major products in December of 2017,

•

The loss of a formerly significant distributor that ultimately filed for bankruptcy protection in June 2019 and the market disruption caused by the liquidation of its inventory of Ruger products,

•

Increased sales of used firearms at retail, which are captured by adjusted NICS checks, and

•

Decreased retailer inventories as the anticipation of further discounting continues to encourage cautious buying behavior by retailers.

Sales of new products, including the Wrangler, which was introduced in April 2019, the Pistol Caliber Carbine, the EC9s pistol, the Security-9 pistol, and the Precision Rimfire Rifle, represented $70.6 million or 23% of firearm sales in the first nine months of 2019. New product sales include only major new products that were introduced in the past two years.

Index

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing seven quarters follow:

	2019			2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Estimated Units Sold from Distributors to Retailers(1)	295,100	316,300	347,100	400,000	364,000	381,100	509,500
Total adjusted NICS Background Checks (thousands)(2)	2,956	2,828	3,414	3,813	2,708	2,863	3,731

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

Adjusted NICS data can be impacted by changes in state laws and regulations and any directives and interpretations issued by governmental agencies. For example, the use of state issued permits to carry firearms, in lieu of NICS background checks, for certain transactions was significantly curtailed in 2019. This resulted in increases in third quarter adjusted NICS background checks for Alabama and Minnesota of 124% and 60%, respectively. Excluding Alabama and Minnesota, adjusted NICS increased 7% in the third quarter and decreased 2% for the nine months ended September 28, 2019.

Orders Received and Ending Backlog

The Company uses the estimated unit sell-through of our products from the independent distributors to retailers, along with inventory levels at the independent distributors and at the Company, as the key metrics for planning production levels. The Company generally does not use the orders received or ending backlog for planning production levels.

Index

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2019			2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	362,200	257,900	327,100	312,800	237,800	344,600	635,900
Orders Received	$102.3	$70.3	$104.3	$92.9	$66.6	$95.4	$175.1
Average Sales Price of Units Ordered	$283	$273	$319	$297	$280	$277	$275
Ending Backlog	$44.7	$37.8	$58.9	$55.6	$81.5	$125.0	$149.2
Average Sales Price of Ending Unit Backlog	$277	$296	$372	$364	$347	$326	$331

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. While production of certain products increased, the Company reduced overall production in the third quarter of 2019 by 4% compared to the second quarter of 2019, the third consecutive quarterly decrease in production.

In response to the reduced production, the Company took the following actions to manage its workforce during the third quarter:

•

Continued a hiring freeze and allowed attrition to reduce its workforce,

•

Reduced overtime, and

•

Took two additional shutdown days in the third quarter.

Index

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2019			2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	362,200	257,900	327,100	312,800	237,800	344,600	635,900
Units Produced	286,500	297,900	374,000	402,400	404,200	415,200	388,500
Units Shipped	328,400	288,300	322,000	394,800	386,200	411,600	440,400
Average Sales Price of Units Shipped	$286	$329	$351	$304	$295	$309	$295
Ending Unit Backlog	161,500	127,700	158,100	153,000	235,000	383,400	450,400

Inventories

During the third quarter of 2019, the Company’s finished goods inventory decreased by 41,900 units and distributor inventories of the Company’s products increased by 33,300 units. In the aggregate, total Company and distributor inventories increased 2,500 units from the end of the third quarter of 2018.

Inventory data for the trailing seven quarters follows:

	2019			2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Units — Company Inventory	100,000	141,900	132,300	80,300	72,700	54,700	51,000
Units — Distributor Inventory(1)(2)	280,000	246,700	274,700	299,700	304,800	282,700	252,300
Total Inventory(3)	380,000	388,600	407,000	380,000	377,500	337,400	303,300

(1)

Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)

Distributor ending inventory for the second and third quarter of 2019 does not include any potential inventory remaining at a distributor that filed for bankruptcy protection in June 2019 and did not provide inventory data.

(3)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Index

Net Sales

Consolidated net sales were $95.0 million for the three months ended September 28, 2019, a decrease of 17.4% from $114.9 million in the comparable prior year period.

For the nine months ended September 28, 2019, consolidated net sales were $305.4 million, a decrease of 18.5% from $374.5 million in the comparable prior year period.

Firearms net sales were $94.1 million for the three months ended September 28, 2019, a decrease of 17.3% from $113.8 million in the comparable prior year period.

For the nine months ended September 28, 2019, firearms net sales were $302.0 million, a decrease of 18.5% from $370.7 million in the comparable prior year period.

Firearms unit shipments decreased 15.0% and 24.2% for the three and nine months ended September 28, 2019, respectively, from the comparable prior year periods.

Casting net sales were $0.9 million for the three months ended September 28, 2019, a decrease of 18.3% from $1.1 million in the comparable prior year period.

For the nine months ended September 28, 2019, castings net sales were $3.4 million, a decrease of 10.9% from $3.8 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $75.1 million for the three months ended September 28, 2019, a decrease of 13.5% from $86.9 million in the comparable prior year period.

Consolidated cost of products sold was $230.6 million for the nine months ended September 28, 2019, a decrease of 15.8% from $274.0 million in the comparable prior year period.

Gross margin was 20.9% and 24.5% for the three and nine months ended September 28, 2019, respectively, compared to 24.4% and 26.8% in the comparable prior year periods.

Index

Gross margin for the three and nine months ended September 28, 2019 and September 29, 2018 is illustrated below (in thousands):

	Three Months Ended
	September 28, 2019		September 29, 2018
Net sales	$94,999	100.0%	$114,945	100.0%
Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls	77,242	81.3%	83,945	73.0%
LIFO expense	584	0.6%	713	0.6%
Overhead rate adjustments to inventory	(2,297)	(2.4)%	905	0.8%
Labor rate adjustments to inventory	(328)	(0.3)%	(27)	-
Product liability	(69)	(0.1)%	317	0.3%
Product safety bulletins and recalls	-	-	1,000	0.9%
Total cost of products sold	75,132	79.1%	86,853	75.6%
Gross profit	$19,867	20.9%	$ 28,092	24.4%

	Nine Months Ended
	September 28, 2019		September 29, 2018
Net sales	$305,367	100.0%	$374,514	100.0%
Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls	232,307	76.1%	268,759	71.8%
LIFO expense	1,772	0.5%	1,352	0.4%
Overhead rate adjustments to inventory	(3,496)	(1.1)%	1,705	0.4%
Labor rate adjustments to inventory	(398)	(0.1)%	239	0.1%
Product liability	615	0.2%	948	0.2%
Product safety bulletins and recalls	(200)	(0.1)%	1,000	0.3%
Total cost of products sold	230,600	75.5%	274,003	73.2%
Gross profit	$74,767	24.5%	$100,511	26.8%

Index

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls — During the three months ended September 28, 2019, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls increased as a percentage of sales by 8.3%, compared with the corresponding 2018 period due primarily to the decrease in sales and production which resulted in unfavorable deleveraging of fixed costs.

For the nine months ended September 28, 2019, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls increased as a percentage of sales by 4.3% compared with the corresponding 2018 period due primarily to the decrease in sales and production in the nine months ended September 28, 2019 which resulted in unfavorable deleveraging of fixed costs.

LIFO — For the three months ended September 28, 2019, the Company recognized LIFO expense resulting in increased cost of products sold of $0.6 million. In the comparable 2018 period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.7 million.

For the nine months ended September 28, 2019, the Company recognized LIFO expense resulting in increased cost of products sold of $1.8 million. In the comparable 2018 period, the Company recognized LIFO expense resulting in increased cost of products sold of $1.4 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and nine months ended September 28, 2019, the Company became less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory values of $2.3 million and $3.5 million, respectively, and a corresponding decrease to cost of products sold.

During the three and nine months ended September 29, 2018, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in a decrease in inventory values of $0.9 million and $1.7 million, respectively, and a corresponding increase to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three and nine months ended September 28, 2019 the Company became less efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory decreased, resulting in increases in inventory value of $0.3 million and $0.4, respectively, and corresponding decreases to cost of products sold in both periods.

During the three months ended September 29, 2018, the impact of the labor rates used to absorb labor expenses into inventory were de minimis. During the nine months ended September 29, 2018 the Company became more efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory decreased, resulting in a decrease in inventory value of $0.2 million and a corresponding increase to cost of products sold.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

Index

During the three months ended September 28, 2019, product liability expense was de minimis. During the nine months ended September 28, 2019, product liability expense was $0.6 million.

During the three and nine months ended September 29, 2018, product liability expense was $0.3 million and $0.9 million, respectively.

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

During the three months ended September 28, 2019, the estimated costs remaining for the product safety bulletin was reduced, which reduced cost of sales by $0.2 million for the nine months ended September 28, 2019.

Gross Profit — As a result of the foregoing factors and a 5% price increase effective January 1, 2019 on most of the Company's products, for the three and nine months ended September 28, 2019, gross profit was $19.9 million and $74.8 million, respectively, a decrease of $8.2 million and $25.7 million, respectively, from $28.1 million and $100.5 million in the comparable prior year periods.

Gross profit as a percentage of sales decreased to 20.9% and 24.5% in the three and nine months ended September 28, 2019, respectively, from 24.4% and 26.8% in the comparable prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.3 million for the three months ended September 28, 2019, a decrease of $1.8 million or 11.4% from $16.1 million in the comparable prior year period. Selling, general and administrative expenses were $45.3 million for the nine months ended September 28, 2019, a decrease of $5.3 million or 10.5% from $50.6 million in the comparable prior year period. These decreases were primarily attributable to reduced sales promotion expenses.

Other income, net

Other income, net of $0.8 million and $2.7 million in the three and nine months ended September 28, 2019, respectively, increased significantly from $0.2 million and $1.2 million in the three and nine months ended September 29, 2018 as a result of interest income on short-term investments in 2019.

Income Taxes and Net Income

The Company's 2019 and 2018 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.4% and 25.2% for the three and nine months ended September 28, 2019, respectively. The Company’s effective income tax rate was 24.5% and 24.4% for the three and nine months ended September 29, 2018, respectively.

As a result of the foregoing factors, consolidated net income was $4.8 million and $24.1 million for the three and nine months ended September 28, 2019, respectively. This represents a decrease of 47.7% and 37.7% from $9.2 million and $38.7 million in the comparable prior year periods.

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

EBITDA was $13.3 million for the three months ended September 28, 2019, a decrease of 35% from $20.5 million in the comparable prior year period.

For the nine months ended September 28, 2019 EBITDA was $52.8 million, a decrease of 30% from $75.8 million in the comparable prior year period.

Non-GAAP Reconciliation — EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$ 4,817	$9,206	$24,083	$38,659

Income tax expense	1,556	2,987	8,101	12,484
Depreciation and amortization expense	7,486	8,173	22,458	24,517
Interest income	(611)	—	(1,973)	—
Interest expense	90	92	141	141
EBITDA	$13,338	$20,458	$52,810	$75,801

Index

Financial Condition

Liquidity

At the end of the third quarter of 2019, the Company’s cash and short-term investments totaled $137.3 million. Pre-LIFO working capital of $229.3 million, less the LIFO reserve of $48.1 million, resulted in working capital of $181.2 million and a current ratio of 4.7 to 1.

Operations

Cash provided by operating activities was $8.9 million for the nine months ended September 28, 2019, compared to cash provided by operating activities of $95.6 million for the comparable prior year period. The reduction in cash provided in the nine months ended September 28, 2019 is primarily attributable to the decreased net income in the current period, the increases in inventory and accounts receivable in the current period compared to a significant reductions in the prior year period, the decreases in contract liability to customers and employee compensation and benefits in the current period compared to increases in the prior year period, and other balance sheet fluctuations.

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

Investing and Financing

Capital expenditures for the nine months ended September 28, 2019 totaled $9.2 million, an increase from $4.9 million in the comparable prior year period. In 2019, the Company expects to spend approximately $15 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $12.4 million were paid during the nine months ended September 28, 2019.

On November 5, 2019, the Board of Directors authorized a dividend of 11¢ per share, for shareholders of record as of November 15, 2019, payable on November 27, 2019. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

Index

In late 2018, the Company began to purchase United States Treasury instruments which mature within one year with available cash. At September 28, 2019, the Company’s investment in these instruments totaled $114.5 million.

During the nine months ended September 28, 2019, the Company repurchased 44,500 shares of its common stock for $2.0 million in the open market. The average price per share purchased was $44.83. These purchases were funded with cash on hand. No shares were repurchased in the nine months ended September 29, 2018. As of September 28, 2019, $86.7 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on September 30, 2020, was unused at September 28, 2019 and the Company has no debt.

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

Since 2018, two of the Company’s independent domestic wholesale distributors have filed for bankruptcy protection. Additionally, we have recently been informed by three of our smaller domestic distributors that they intend to discontinue their firearms distribution operations in the near future, which will leave 13 active distributors. Additionally, the Company has 40 and 26 distributors servicing the export and law enforcement markets, respectively.

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

Index

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the nine months ended September 28, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 28, 2019.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2019, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of September 28, 2019, there have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019 and implemented internal controls to ensure we adequately evaluated our lease obligations and properly assessed the impact of the new accounting standard related to recognition of right-of-use assets and lease liabilities on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

The Company has reported all cases instituted against it through September 28, 2019, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

One lawsuit was formally instituted against the Company during the three months ending September 28, 2019. Primus Group v. Smith & Wesson, et al, was filed in the United States District Court, Southern District of Ohio, on August 8, 2019.

During the three months ending September 28, 2019, the Company resolved the previously reported case of Clifton McKelva v. Sturm, Ruger & Co., Inc.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: November 7, 2019	S/	THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer