Form 10-K
period 2019-12-31
STURM RUGER & CO INC
filed 2020-02-20
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number 0-4776

STURM, RUGER & COMPANY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-0633559
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Lacey Place, Southport, Connecticut	06890
(Address of Principal Executive Offices)	(Zip Code)

(203) 259-7843

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1 par value	RGR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [☒]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [☒] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ].

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019:

Common Stock, $1 par value - $928,739,700

The number of shares outstanding of the registrant's common stock as of February 14, 2020: Common Stock, $1 par value - 17,452,000 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders to be held May 13, 2020 are incorporated by reference into Part III (Items 10 through 14) of this Report.

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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. and Subsidiary (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the year ended December 31, 2019 were from the firearms segment, with approximately 1% from the castings segment. Export sales represent approximately 5% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company primarily offers products in three industry product categories – rifles, pistols, and revolvers. The Company’s firearms are sold through independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in the firearms segment and has minimal sales to outside customers. The castings and MIM parts sold to outside customers, either directly or through manufacturers’ representatives, represented approximately 1% of the Company’s total sales for the year ended December 31, 2019.

For the years ended December 31, 2019, 2018, and 2017, net sales attributable to the Company's firearms operations were $406.3 million, $490.6 million and $517.7 million. The balance of the Company's net sales for the aforementioned periods was attributable to its castings operations.

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

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Net sales of rifles by the Company accounted for $200.6 million, $258.1 million, and $243.0 million of total net sales for the years 2019, 2018, and 2017, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Net sales of pistols by the Company accounted for $124.8 million, $144.3 million, and $176.2 million of revenues for the years 2019, 2018, and 2017, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Net sales of revolvers by the Company accounted for $56.8 million, $63.3 million, and $74.6 million of revenues for the years 2019, 2018, and 2017, respectively.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for $24.1 million, $25.0 million, and $23.9 million of total net sales for the years 2019, 2018, and 2017, respectively.

Castings Products

Net sales attributable to the Company’s casting operations (excluding intercompany transactions) accounted for $4.2 million, $5.0 million, and $4.6 million, for 2019, 2018, and 2017, respectively. These sales represented approximately 1% of total net sales in each of these years.

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

Marketing and Distribution

Firearms

The Company's firearms are primarily marketed through a network of federally licensed, independent wholesale distributors who purchase the products directly from the Company. They resell to federally licensed, independent retail firearms dealers who in turn resell to legally authorized end users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors. Each domestic distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 14 distributors service the domestic commercial market, with an additional 26 distributors servicing the domestic law enforcement market and 41 distributors servicing the export market.

In 2019, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s-26%; and Sports South-22%; Davidson’s-15%.

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

The Company also exports its firearms through a network of selected commercial distributors and directly to certain foreign customers, consisting primarily of law enforcement agencies and foreign governments. Foreign sales were no more than 5% of the Company's consolidated net sales for each of the past three fiscal years.

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

Employees

As of February 1, 2020, the Company employed approximately 1,580 full-time employees, approximately 31% of whom had at least ten years of service with the Company. From time to time, the Company uses temporary employees to supplement its workforce. As of February 1, 2020, the Company did not have any temporary employees.

None of the Company's employees are subject to a collective bargaining agreement.

Research and Development

In 2019, 2018, and 2017, the Company spent approximately $8.2 million, $8.5 million, and $9.8 million, respectively, on research and development activities relating to new products and the improvement of existing products. As of February 1, 2020, the Company had approximately 55 employees whose primary responsibilities were research and development activities.

Patents and Trademarks

The Company owns various United States and foreign patents and trademarks which have been secured over a period of years and which expire at various times. It is the policy of the Company to apply for patents and trademarks whenever new products or processes deemed commercially valuable are developed or marketed by the Company. However, none of these patents and trademarks are considered to be fundamental to any important product or manufacturing process of the Company and, although the Company deems its patents and trademarks to be valuable and therefore works to police and protect them, it does not consider its business materially dependent on patent or trademark protection.

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

Information about our Executive Officers

Set forth below are the names, ages, and positions of the executive officers of the Company. Officers serve at the discretion of the Board of Directors of the Company.

Name	Age	Position With Company

Christopher J. Killoy	61	President and Chief Executive Officer

Thomas A. Dineen	51	Senior Vice President, Treasurer, and Chief Financial Officer

Thomas P. Sullivan	59	Senior Vice President of Operations

Kevin B. Reid, Sr.	59	Vice President, General Counsel, and Corporate Secretary

Shawn C. Leska	48	Vice President, Sales

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

Additionally, the Company’s corporate governance materials, including its Corporate Governance Guidelines, the charters of the Audit, Compensation, Nominating and Corporate Governance, Risk Oversight and Capital Policy committees, and the Code of Business Conduct and Ethics may also be found under the “Investor Relations” subsection of the “Corporate” section of the Company’s Internet site at http://www.ruger.com/corporate. A copy of the foregoing corporate governance materials is available upon written request to the Corporate Secretary at Sturm, Ruger & Company, Inc., 1 Lacey Place, Southport, Connecticut 06890.

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

Currently, federal and several states’ legislatures are considering additional legislation relating to the regulation of firearms. These proposed bills are numerous and extremely varied, but many seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. Other legislation seeks to require new technologies, such as microstamping and so-called “smart gun” technology, which are not proven, reliable or feasible. Such legislation became effective in California in 2013, which has limited our ability to sell certain products in California. If similar legislation is enacted in other states, it could effectively ban or severely limit the sale of affected firearms. There also are legislative proposals to limit magazine capacity.

The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company. Numerous bills regulating the ownership of firearms have been proposed at the state and federal levels, and these bills propose a wide variety of restrictions including, for example, limiting the number of firearms that may be purchased in a specified time, increasing the age for ownership, imposing additional licensing requirements, and levying new taxes on firearms and/or ammunition

The Company’s results of operations could be further adversely affected if legislation with diverse requirements is enacted.

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

The Company faces risks arising from various asserted and unasserted litigation matters. These matters include, but are not limited to, assertions of allegedly defective product design or manufacture, alleged failure to warn, purported class actions against firearms manufacturers, generally seeking relief such as medical expense reimbursement, property damages, and punitive damages arising from accidents involving firearms or the criminal misuse of firearms, and those lawsuits filed on behalf of municipalities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as final adverse judgment, significant settlement or changes in applicable law. A future adverse outcome in any one or more of these matters could have a material adverse effect on the Company’s financial results. See Note 19 to the financial statements which are included in this Annual Report on Form 10-K.

The Company relies upon relationships with financial institutions.

The Company utilizes the services of numerous financial institutions, including banks, insurance carriers, transfer agents, and others. Anti-gun politicians, gun-control activists, and others may target these institutions and attempt to pressure them into ceasing to do business with the Company, which could have a material adverse impact on our business, operating results, and financial condition.

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

If demand for the Company’s products decreases significantly, the Company would be unable to efficiently utilize its capacity, and profitability would suffer. Decreased demand could result from a macroeconomic downturn, or could be specific to the firearms industry as a result of social, political, or other factors. If the decrease in demand occurs abruptly, the adverse impact would be even greater.

The financial health of our independent distributors is critical to our success.

Over 90% of our sales are made to 14 federally licensed, independent wholesale distributors. We review our distributors’ financial statements and have credit insurance for many of them. However, our credit evaluations of distributors and credit insurance may not be completely effective, especially if an interest rate increase exacts an additional financial strain.

If one or more independent distributors experience financial distress or liquidity issues, our sales could be adversely affected and we may not be able to collect our accounts receivable on a timely basis, which would have an adverse impact on our operating results and financial condition.

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

Product quality and performance is important to the Company’s success.

The Company has a long history of producing rugged, reliable firearms for the commercial market. While we believe our record of designing, manufacturing, and selling high-quality products demonstrates our commitment to safety and quality, we have occasionally identified design and/or manufacturing issues with respect to some firearms and, as a result, issued a product safety bulletin or initiated a product recall. Depending upon the volume of products we have shipped into the market, any future recall or safety bulletin could harm our reputation, cause us to lose business, and cause us to incur significant support and repair costs.

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

The Company has other facilities that were not used in its manufacturing operations in 2019:

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

ITEM 3—LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 19 to the financial statements, which are included in this Form 10-K.

The Company has reported all cases instituted against it through September 28, 2019, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending December 31, 2019.

ITEM 4—MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 7, 2020, the Company had 1,683 stockholders of record.

Issuer Repurchase of Equity Securities

In 2017 and 2019 the Company repurchased shares of its common stock. In 2018, the Company did not repurchase any shares of its common stock. Details of the purchases in 2017 and 2019 follow:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

First Quarter 2017
January 29 to February 25	900,997	$49.70	900,997
February 26 to April 1	173,288	$49.92	173,288
Third Quarter 2017
July 30 to August 26	4,490	$47.92	4,490
August 27 to September 30	240,933	$46.30	240,933
Third Quarter 2019
July 28 to August 24	44,500	44.83	44,500
Total	1,364,208	$48.96	1,364,208	$86,710,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2019 approximately $87 million remained authorized for share repurchases.

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Recreation and Russell 2000 Index
(Performance Results Through 12/31/19)

$200
$100
$0
2014
2015
2016
2017
2018
2019
$175.58
$159.48
$173.26
$168.32
$173.88
$171.05
$147.76
$138.30
$132.24
$151.26
$149.70
$122.91
$132.95
$129.65
$113.47
$115.96
$118.31
$101.39
$113.52
$100.00
$95.59
Sturm, Ruger & Co., Inc.
Standard & Poors 500
Recreation
Russell 2000 Index

Assumes $100 invested at the close of trading 12/14 in Sturm, Ruger & Co., Inc. common stock, Standard & Poor’s 500, Recreation, and Russell 2000 Index.

* Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

	2014	2015	2016	2017	2018	2019
Sturm, Ruger & Co., Inc.	$100.00	$175.58	$159.48	$173.26	$168.32	$151.26
Standard & Poor’s 500	$100.00	$101.39	$113.52	$138.30	$132.24	$173.88
Recreation	$100.00	$113.47	$122.91	$147.76	$129.65	$171.05
Russell 2000 Index	$100.00	$95.59	$115.96	$132.95	$118.31	$149.70

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2019:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
			—
2007 Stock Incentive Plan	113,601	—	—
2017 Stock Incentive Plan	276,839	—	460,977
Equity compensation plans not approved by security holders
None.
Total	390,440	—	460,977

*	Restricted stock units are settled in shares of common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6 — SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

December 31,	2019	2018	2017	2016	2015
Net firearms sales	$406,326	$490,607	$517,701	$658,433	$544,850
Net castings sales	4,180	5,028	4,555	5,895	6,244
Total net sales	410,506	495,635	522,256	664,328	551,094
Cost of products sold	310,958	361,277	368,248	444,774	378,934
Gross profit	99,548	134,358	154,008	219,554	172,160
Income before income taxes	43,027	68,714	77,646	135,921	96,100
Income taxes	10,736	17,781	25,504	48,449	33,974
Net income	32,291	50,933	52,142	87,472	62,126
Basic earnings per share	1.85	2.92	2.94	4.62	3.32
Diluted earnings per share	1.82	2.88	2.91	4.59	3.21
Cash dividends per share	$0.82	$1.10	$1.36	$1.73	$1.10

December 31,	2019	2018	2017	2016	2015
Working capital	$188,072	$160,998	$114,107	$133,870	$107,279
Total assets	348,961	335,532	284,318	346,879	315,883
Total stockholders’ equity	285,458	264,242	230,149	265,900	227,738
Book value per share	$16.05	$15.14	$13.21	$14.23	$12.17
Return on stockholders’ equity	11.8%	20.6%	21.0%	35.4%	30.1%
Current ratio	4.1 to 1	3.3 to 1	3.2 to 1	2.7 to 1	2.3 to 1
Common shares outstanding	17,450,500	17,458,000	17,427,100	18,688,500	18,713,400
Number of stockholders of record	1,675	1,652	1,664	1,678	1,702
Number of employees	1,609	1,811	1,838	2,120	1,920
Number of temporary employees	0	11	2	310	205

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

Results of Operations - 2019

Product Demand

The estimated sell-through of the Company’s products from the independent distributors to retailers in 2019 decreased 18% from 2018. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 1%. The greater reduction in the sell-through of the Company’s products relative to adjusted NICS background checks may be attributable to the following:

•

More aggressive promotions, discounts, rebates and the extension of payment terms offered by our competitors,

•

The loss of a formerly significant distributor that ultimately filed for bankruptcy protection in June 2019 and the market disruption caused by the subsequent liquidation of its inventory of Ruger products,

•

The loss of three additional smaller distributors in the second half of 2019,

•

An apparent increase in sales of used firearms at retail, which are captured by adjusted NICS checks, and

•

Decreased retailer inventories as the anticipation of further discounting continues to encourage cautious buying behavior by retailers.

New products represented $102.0 million or 26% of firearms sales in 2019, compared to $145.6 million or 30% of firearms sales in 2018. New product sales include only major new products that were introduced in the past two years. In 2019, new products included the Pistol Caliber Carbine, the Wrangler, the Ruger-57, the Precision Rimfire Rifle, the AR pistol, the Security-9 pistol, the LCP II in .22, and the EC9s pistol.

Estimated sell-through from distributors to retailers and total adjusted NICS background checks:

	2019	2018	2017

Estimated Units Sold from Distributors to Retailers (1)	1,355,500	1,654,600	1,663,100

Total Adjusted NICS Background Checks (2)	13,199,000	13,116,000	13,967,800

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

Adjusted NICS data can be impacted by changes in state laws and regulations and any directives and interpretations issued by governmental agencies. For example, the use of state issued permits to carry firearms, in lieu of NICS background checks, for certain transactions was significantly curtailed in 2019. This resulted in increases in adjusted NICS background checks for Alabama and Minnesota of 66% and 33%, respectively. Excluding Alabama and Minnesota, adjusted NICS decreased 1% in 2019.

Orders Received and Ending Backlog

The Company uses the estimated unit sell-through of our products from the independent distributors to retailers, along with inventory levels at the independent distributors and at the Company, as the key metrics for planning production levels.

Orders Received in 2019 decreased 7% from 2018. Our ending order backlog of 187,900 units at December 31, 2019 increased 34,900 units from backlog of 153,000 units at December 31, 2018.

The units ordered, value of orders received and ending backlog, net of Federal Excise Tax, for the trailing three years are as follows (dollars in millions, except average sales price):

	2019	2018	2017

Orders Received	$398.4	$430.0	$386.2

Average Sales Price of Orders Received	$293	$281	$297

Ending Backlog	$57.8	$55.6	$75.4

Average Sales Price of Ending Backlog	$308	$364	$296

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels and manage inventories. These reviews resulted in a decrease in total unit production of 18% in 2019 compared to 2018.

Annual Summary Unit Data

Firearms unit data for orders, production, and shipments follows:

	2019	2018	2017

Units Ordered	1,361,100	1,531,100	1,298,800

Units Produced	1,313,400	1,610,300	1,610,900

Units Shipped	1,326,200	1,633,000	1,665,300

Average Sales Price	$306	$300	$311

Units – Backlog	187,900	153,000	254,900

Inventories

The Company’s finished goods inventory decreased by 12,900 units during 2019.

Distributor inventories of the Company’s products decreased by 29,300 units during 2019 and approximate a reasonable level to support rapid fulfillment of retailer demand. In the aggregate, total Company and distributor inventories decreased by 11% in 2019.

Inventory data follows:

	December 31,
	2019	2018	2017

Units – Company Inventory	67,400	80,300	102,900

Units – Distributor Inventory (3)	270,400	299,700	321,300

Total inventory (4)	337,800	380,000	424,200

(3)

Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2019, as compared to year ended December 31, 2018:

Net Sales

Consolidated net sales were $410.5 million in 2019. This represents a decrease of $85.1 million or 17.2% from 2018 consolidated net sales of $495.6 million.

Firearms segment net sales were $406.3 million in 2019. This represents a decrease of $84.3 million or 17.2% from 2018 firearms net sales of $490.6 million. Firearms unit shipments decreased 19% in 2019.

Casting segment net sales were $4.2 million in 2019. This represents a decrease of $0.8 million or 16.9% from 2018 casting sales of $5.0 million.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $311.0 million in 2019. This represents a decrease of $50.3 million or 13.9% from 2018 consolidated cost of products sold of $361.3 million.

The gross margin was 24.3% in 2019. This represents a decrease from 27.1% in 2018 as illustrated below:

(in thousands)
Year Ended December 31,	2019		2018

Net sales	$410,506	100%	$495,635	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls	313,769	76.4%	354,997	71.6%

LIFO expense	796	0.2%	1,882	0.4%

Overhead rate adjustments to inventory	(3,710)	(0.9)%	1,777	0.4%

Labor rate adjustments to inventory	(415)	(0.1)%	193	—

Product liability	718	0.2%	1,514	0.3%

Product safety bulletins and recalls	(200)	(0.1)%	914	0.2%

Total cost of products sold	310,958	75.7%	361,277	72.9%

Gross profit	$99,548	24.3%	$134,358	27.1%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls- In 2019, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability and safety bulletins and recalls increased 4.8% as a percentage of sales compared to 2018. This increase was due primarily to to the decrease in sales and production which resulted in unfavorable deleveraging of fixed costs.

LIFO- The Company recognized LIFO expense in 2019 and 2018 of $0.8 million and $1.9 million, respectively, which increased cost of products sold in both periods.

Overhead Rate Change- The net impact on inventory in 2019 and 2018 from the change in the overhead rates used to absorb overhead expenses into inventory was an increase of $3.7 million and a decrease of $1.8 million, respectively, reflecting decreased overhead efficiency in 2019 and increased overhead efficiency in 2018. The increase in inventory value in 2019 resulted in a corresponding decrease to cost of products sold and the decrease in inventory value in 2018 resulted in a corresponding increase to cost of products sold.

Labor Rate Adjustments- In 2019, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was an increase of $0.4 million, reflecting decreased labor efficiency. This increase in inventory value resulted in a corresponding decrease to cost of products sold. In 2018, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was a decrease of $0.2 million, reflecting increased labor efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold.

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $0.7 million and $1.5 million in 2019 and 2018, respectively. See Note 19 in the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Product Safety Bulletins and Recalls- In October 2018, the Company issued a safety bulletin announcing that some Ruger American Pistols chambered in 9mm may exhibit premature wear of the locking surfaces between the slide and barrel. The Company offered a free retrofit to customers of affected pistols and recorded a $1.0 million expense in the third quarter of 2018, which was the expected total cost of the safety bulletin. In 2019, the estimated costs remaining for the product safety bulletin was reduced, which decreased cost of sales by $0.2 million in 2019.

Gross Profit- Gross profit was $99.5 million or 24.3% of sales in 2019. This is a decrease of $34.9 million from 2018 gross profit of $134.4 million or 27.1% of sales in 2018.

Selling, General and Administrative

Selling, general and administrative expenses were $60.1 million in 2019, a decrease of $7.3 million from $67.4 million in 2018, and an increase from 13.6% of sales in 2018 to 14.6% of sales in 2019. This decrease was primarily attributable to reductions in firearms promotional expense and incentive compensation.

Other Operating Income, net

Other operating income, net was de minimis in 2019 and 2018.

Operating Income

Operating income was $39.4 million or 9.6% of sales in 2019. This is a decrease of $27.6 million from 2018 operating income of $67.0 million or 13.5% of sales.

Royalty Income

Royalty income was $0.7 million in 2019 and $0.8 million in 2018.

Interest Income

Interest income was $2.6 million in 2019, an increase of $2.4 million from $0.2 million in 2018, due to interest income on short-term investments in 2019.

Interest Expense

Interest expense was $0.2 million and $0.3 million in 2019 and 2018, respectively.

Other Income, Net

Other income, net was $0.5 million in 2019, a decrease of $0.5 million from $1.0 million in 2018.

Income Taxes and Net Income

The effective income tax rate was 25.0% in 2019 and 25.9% in 2018.

As a result of the foregoing factors, consolidated net income was $32.3 million in 2019. This represents a decrease of $18.6 million from 2018 consolidated net income of $50.9 million.

Non-GAAP Financial Measure

In an effort to provide investors with additional information regarding its results, the Company refers to various United States generally accepted accounting principles (“GAAP”) financial measures and one non-GAAP financial measure, EBITDA, which management believes provides useful information to investors. This non-GAAP measure may not be comparable to similarly titled measures being disclosed by other companies. In addition, the Company believes that the non-GAAP financial measure should be considered in addition to, and not in lieu of, GAAP financial measures. The Company believes that EBITDA is useful to understanding its operating results and the ongoing performance of its underlying business, as EBITDA provides information on the Company’s ability to meet its capital expenditure and working capital requirements, and is also an indicator of profitability. The Company believes that this reporting provides better transparency and comparability to its operating results. The Company uses both GAAP and non-GAAP financial measures to evaluate its financial performance.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2019	2018

Net income	$32,291	$50,933

Income tax expense	10,736	17,781
Depreciation and amortization expense	29,331	31,972
Interest expense	192	330
Interest income	(2,594)	(211)
EBITDA	$69,956	$100,805

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

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2019
	Q4	Q3	Q2	Q1

Units Ordered	413,900	362,200	257,900	327,100

Units Produced	355,000	286,500	297,900	374,000

Units Shipped	387,500	328,400	288,300	322,000

Estimated Units Sold from Distributors to Retailers	397,000	295,100	316,300	347,100

Total Adjusted NICS Background Checks	4,001,000	2,956,000	2,828,000	3,414,000

Average Unit Sales Price	$269	$286	$329	$351

Units – Backlog	187,900	161,500	127,700	158,100

Units – Company Inventory	67,400	100,000	141,900	132,300

Units – Distributor Inventory (5)	270,400	280,000	246,700	274,700

	2018
	Q4	Q3	Q2	Q1

Units Ordered	312,800	237,800	344,600	635,900

Units Produced	402,400	404,200	415,200	388,500

Units Shipped	394,800	386,200	411,600	440,400

Estimated Units Sold from Distributors to Retailers	400,000	364,000	381,100	509,500

Total Adjusted NICS Background Checks	3,813,000	2,708,000	2,863,000	3,731,000

Average Unit Sales Price	$304	$295	$309	$295

Units – Backlog	153,000	235,000	383,400	450,400

Units – Company Inventory	80,300	72,700	54,700	51,000

Units – Distributor Inventory (5)	299,700	304,800	282,700	252,300

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2019
	Q4	Q3	Q2	Q1

Orders Received	$121.5	$102.3	$70.3	$104.3

Average Sales Price of Orders Received	$294	$283	$273	$319

Ending Backlog	$57.8	$44.7	$37.8	$58.9

Average Sales Price of Ending Backlog	$308	$277	$296	$372

	2018
	Q4	Q3	Q2	Q1

Orders Received	$92.9	$66.6	$95.4	$175.1

Average Sales Price of Orders Received	$297	$280	$277	$275

Ending Backlog	$55.6	$81.5	$125.0	$149.2

Average Sales Price of Ending Backlog	$364	$347	$326	$331

Fourth Quarter Gross Profit Analysis

The gross margin for the fourth quarter of 2019 and 2018 was 23.6% and 27.9%, respectively. Details of the gross margin are illustrated below:

(in thousands)
Three Months Ended December 31,	2019		2018

Net sales	$105,139	100.0%	$121,121	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	81,462	77.4%	86,151	71.1%

LIFO expense (income)	(976)	(0.9)%	530	0.4%

Overhead rate adjustments to inventory	(214)	(0.2)%	72	0.1%

Labor rate adjustments to inventory	(18)	—	(46)	—

Product liability	103	0.1%	566	0.5%

Total cost of products sold	80,357	76.4%	87,273	72.1%

Gross profit	$24,782	23.6%	$33,848	27.9%

Note: For a discussion of the captions in the above table, please see the “Cost of Products Sold and Gross Profit” discussion above.

Results of Operations - 2018

Year ended December 31, 2018, as compared to year ended December 31, 2017:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2018	2017	2016

Units Ordered	1,531,100	1,298,800	2,246,600

Units Produced	1,610,300	1,610,900	2,125,500

Units Shipped	1,633,000	1,665,300	2,055,500

Average Sales Price	$300	$311	$320

Units – Backlog	153,000	254,900	621,400

Units – Company Inventory	80,300	102,900	157,400

Units – Distributor Inventory (1)	299,700	321,300	319,300

Castings Setups	83,401	91,715	170,681

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2018	2017	2016

Orders Received	$430.0	$386.2	$688.5

Average Sales Price of Orders Received (2)	$281	$297	$306

Ending Backlog	$55.6	$75.4	$195.0

Average Sales Price of Ending Backlog (2)	$364	$296	$314

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $1.5 million and $0.4 million in 2018 and 2017, respectively. See Note 19 in the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

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

Financial Condition

Liquidity

At December 31, 2019, the Company had cash and cash equivalents of $35.4 million and $129.5 million in short term investments. Our pre-LIFO working capital of $235.2 million, less the LIFO reserve of $47.1 million, resulted in working capital of $188.1 million and a current ratio of 4.1 to 1.

Operations

Cash provided by operating activities was $49.6 million, $119.8 million, and $101.2 million in 2019, 2018, and 2017, respectively. The decrease in cash provided in 2019 compared to 2018 is primarily attributable to decreased earnings in 2019, an increase in accounts receivable in 2019 compared to a significant decrease in accounts receivable in 2018, and decreases in accounts payable and accrued expenses in 2019 compared to increases in those accounts in 2018.

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

Investing and Financing

Capital expenditures were $20.3 million, $10.5 million, and $33.6 million in 2019, 2018, and 2017, respectively. In 2020, the Company expects capital expenditures to approximate $20 million, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the budgeted amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

As of December 31, 2019, the Company had $129.5 million of United States Treasury instruments which mature within one year.

In 2019, the Company repurchased 44,500 shares of its common stock for $2.0 million in the open market. The average price per share purchased was $44.83. These purchases were funded with cash on hand. No shares were repurchased in 2018. In 2017, the Company repurchased 1,319,708 shares of its common stock for $64.8 million in the open market. The average price per share purchased was $49.14. These purchases were funded with cash on hand.

At December 31, 2019, $86.7 million remained authorized for future share repurchases.

The Company paid dividends totaling $14.3 million, $19.2 million, and $23.9 million in 2019, 2018, and 2017, respectively. The dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On February 14, 2020, the Company’s Board of Directors authorized a dividend of 18¢ per share to shareholders of record on March 13, 2020. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash, and the Company’s need for funds.

The Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility,

which expires on September 30, 2020, remained unused at December 31, 2019 and the Company has no debt.

Contractual Obligations

The table below summarizes the Company’s significant contractual obligations at December 31, 2019, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2019.

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

Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$3,420	$589	$803	$428	$1,600
Purchase Obligations	$40,124	$40,124	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance sheet Under GAAP	—	—	—	—	—

Total	$43,544	$40,713	$803	$428	$1,600

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Firearms Legislation and Litigation

See Item 1A - Risk Factors and Note 19 to the financial statements which are included in the Annual Report on Form 10-K for a discussion of firearms legislation and litigation.

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

Since 2018, two of the Company’s independent domestic wholesale distributors filed for bankruptcy protection. Additionally, three of our smaller domestic distributors discontinued their firearms distribution operations in 2019. Currently, there are 14 domestic distributors. Additionally, the Company has 41 and 26 distributors servicing the export and law enforcement markets, respectively.

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

The Company determines its excess and obsolescence reserve by projecting the year in which inventory will be consumed into a finished product. Given ever-changing market conditions, customer preferences and the anticipated introduction of new products, it does not seem prudent to carry inventory at full cost beyond that needed during the next 36 months.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The most significant change in the new compensation guidance is that all excess tax benefits and tax deficiencies (including tax benefits of dividends) on share-based compensation awards should be recognized in the Statement of Income as income tax expense. Previously such benefits or deficiencies were recognized in the Balance Sheet as adjustments to additional paid-in capital. The new guidance was effective in fiscal years beginning after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2016-09 in the first quarter of 2017. The impact of adopting this change in accounting principle reduced the Company’s effective tax rate by 2% for the period ending December 31, 2017 and did not impact the effective tax rate for the period ended December 31, 2018. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial position in any year.

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

Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. ASC 842 is effective for years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using either a modified retrospective approach, or an optional transition method which allows an entity to apply the new standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASC 842 in the first quarter of 2019 using this optional transition method. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualified. The Company elected the practical expedient to not separate lease and non-lease components for all of its leases. The right-of-use assets and lease liabilities for the lease portfolio recorded on its consolidated balance sheet as of January 1, 2019 was about $2 million, primarily related to real estate. The adoption of this pronouncement did not impact the Company’s consolidated statements of operations or its consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new guidance requires financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected through application of the current expected credit losses model. The model requires an estimate of the credit losses expected over the life of an exposure or pool of exposures. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This pronouncement is effective for fiscal years beginning after Dec. 15, 2019. Early adoption is permitted. The Company has completed its assessment and will adopt the new guidance effective January 1, 2020. The adoption of the new guidance will not have a material impact to the Company.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Sturm, Ruger & Company, Inc. and Subsidiary's (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and our report dated February 19, 2020 expressed an unqualified opinion.

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

February 19, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiary (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 19, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Reserves

As described in Notes 1 and 4 to the consolidated financial statements, the Company's consolidated net inventories balance was $28.3 million as of December 31, 2019. The Company’s inventories are valued at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. The Company values its inventory under the LIFO method at the end of each year based on the inventory levels and the prevailing inventory costs existing at that time. The Company also determines a reserve for excess and obsolete inventory based on historical usage, and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories.

We identified inventory reserves as a critical audit matter because of the significant assumptions, manual calculations and judgements used by management in the LIFO and excess and obsolete reserves. Auditing management’s assumptions was complex and required a high degree of auditor judgement and subjectivity when performing audit procedures and evaluating the audit evidence obtained.

Our audit procedures related to the Company’s inventory reserves included the following, among others:

•

We obtained an understanding of the relevant controls related to the inventory reserves and tested such controls for operating effectiveness, including controls related to the review of the significant assumptions related to expected future demand and historical sales.

•

We tested management's process for determining the inventory reserves, including:

◦

Evaluated the reasonableness of the significant assumptions used by management including those related to forecasted inventory usage by considering historic sales activity and sales forecast

◦

Tested the completeness, accuracy, and relevance of the underlying data used in management's estimates of slow-moving and obsolete inventory and the LIFO reserve

◦

Tested the calculations and application of management’s methodologies related to the valuation estimates of slow-moving and obsolete inventory and the LIFO reserve.

◦

Developed an independent expectation of inventory write-downs at year-end based on historical trends and compared it to management's estimate.

/s/RSM US LLP

We have served as the Company's auditor since 2005.

Stamford, Connecticut

February 19, 2020

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2019	2018

Assets

Current Assets
Cash and cash equivalents	$35,420	$38,492
Short-term investments	129,488	114,326
Trade receivables, net	52,640	45,031

Gross inventories	79,011	80,288
Less LIFO reserve	(47,137)	(46,341)
Less excess and obsolescence reserve	(3,573)	(2,527)
Net inventories	28,301	31,420

Prepaid expenses and other current assets	3,467	2,920
Total Current Assets	249,316	232,189

Property, Plant, and Equipment	372,482	358,756
Less allowances for depreciation	(298,568)	(276,045)
Net property, plant and equipment	73,914	82,711

Deferred income taxes	5,393	2,969
Other assets	20,338	17,663
Total Assets	$348,961	$335,532

See accompanying notes to consolidated financial statements.

December 31,	2019	2018

Liabilities and Stockholders’ Equity

Current Liabilities

Trade accounts payable and accrued expenses	$29,771	$33,021
Contract liabilities with customers (Note 2)	9,623	7,477
Product liability	735	1,073
Employee compensation and benefits	14,273	20,729
Workers’ compensation	5,619	5,551
Income taxes payable	1,223	3,340
Total Current Liabilities	61,244	71,191

Lease liability (Note 7)	2,176	—
Product liability accrual	83	99

Contingent liabilities (Note 19)	—	—

Stockholders’ Equity
Common stock, non-voting, par value $1:
Authorized shares – 50,000; none issued
Common stock, par value $1:
Authorized shares – 40,000,000
2019 – 24,160,424 issued,
17,450,526 outstanding
2018 – 24,123,418 issued,
17,458,020 outstanding	24,160	24,123
Additional paid-in capital	38,683	33,291
Retained earnings	368,205	350,423
Less: Treasury stock – at cost
2019 – 6,709,898 shares
2018 – 6,665,398 shares	(145,590)	(143,595)
Total Stockholders’ Equity	285,458	264,242
Total Liabilities and Stockholders’ Equity	$348,961	$335,532

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2019	2018	2017

Net firearms sales	$406,326	$490,607	$517,701
Net castings sales	4,180	5,028	4,555
Total net sales	410,506	495,635	522,256

Cost of products sold	310,958	361,277	368,248

Gross profit	99,548	134,358	154,008

Operating Expenses:
Selling	29,775	35,111	49,232
General and administrative	30,344	32,248	28,396
Other operating expense (income), net	54	(10)	31
Total operating expenses	60,173	67,349	77,659

Operating income	39,375	67,009	76,349

Other income:
Royalty income	698	804	506
Interest income	2,594	211	27
Interest expense	(192)	(330)	(152)
Other income, net	552	1,020	916
Total other income, net	3,652	1,705	1,297

Income before income taxes	43,027	68,714	77,646

Income taxes	10,736	17,781	25,504

Net income and comprehensive income	$32,291	$50,933	$52,142

Basic Earnings Per Share	$1.85	$2.92	$2.94

Diluted Earnings Per Share	$1.82	$2.88	$2.91

Cash Dividends Per Share	$0.82	$1.10	$1.36

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2016	$24,034	$27,211	$293,400	$(78,745)	$265,900
Net income			52,142		52,142
Dividends paid			(23,905)		(23,905)
Stock-based compensation		3,659			3,659
Exercise of stock options and vesting of RSU’s		(2,483)			(2,483)
Common stock issued – compensation plans	58	(58)			—
Unpaid dividends accrued			(314)		(314)
Repurchase of 1,319,708 shares of common stock				(64,850)	(64,850)
Balance at December 31, 2017	24,092	28,329	321,323	(143,595)	230,149
Net income			50,933		50,933
Dividends paid			(19,201)		(19,201)
Stock-based compensation		5,809			5,809
Vesting of RSU’s		(816)			(816)
Common stock issued – compensation plans	31	(31)			—
Unpaid dividends accrued			(405)		(405)
Adoption of ASC 606 (Note 2)			(2,227)		(2,227)
Balance at December 31, 2018	24,123	33,291	350,423	(143,595)	264,242
Net income			32,291		32,291
Dividends paid			(14,319)		(14,319)
Stock-based compensation		6,330			6,330
Vesting of RSU’s		(901)			(901)
Common stock issued – compensation plans	37	(37)			—
Unpaid dividends accrued			(190)		(190)
Repurchase of 44,500 shares of common stock				(1,995)	(1,995)
Balance at December 31, 2019	$24,160	$38,683	$368,205	$(145,590)	$285,458

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2019	2018	2017

Operating Activities
Net income	$32,291	$50,933	$52,142
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,331	31,972	34,264
Stock-based compensation	6,330	5,809	3,659
Excess and obsolescence inventory reserve	1,046	(185)	358
Loss (gain) on sale of assets	54	(10)	31
Deferred income taxes	(2,424)	(4,371)	1,736
Changes in operating assets and liabilities:
Trade receivables	(7,609)	15,051	9,360
Inventories	2,073	8,479	14,463
Trade accounts payable and accrued expenses	(3,646)	939	(16,060)
Contract liability to customers	2,146	5,250	—
Employee compensation and benefits	(6,646)	6,009	(11,466)
Product liability	(354)	353	(1,000)
Prepaid expenses, other assets and other liabilities	(888)	(3,757)	13,704
Income taxes payable	(2,117)	3,340	—
Cash provided by operating activities	49,587	119,812	101,191

Investing Activities
Property, plant, and equipment additions	(20,296)	(10,541)	(33,596)
Purchases of short-term investments	(282,738)	(114,259)	—
Proceeds from maturity of short-term investments	267,576	—	—
Net proceeds from sale of assets	14	10	3
Cash used for investing activities	(35,444)	(124,790)	(33,593)

Financing Activities
Dividends paid	(14,319)	(19,201)	(23,905)
Repurchase of common stock	(1,995)	—	(64,850)
Payment of employee withholding tax related to share-based compensation	(901)	(816)	(2,482)
Cash used for financing activities	(17,215)	(20,017)	(91,237)

Decrease in cash and cash equivalents	(3,072)	(24,995)	(23,639)
Cash and cash equivalents at beginning of year	38,492	63,487	87,126
Cash and cash equivalents at end of year	$35,420	$38,492	$63,487

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share)

1.Summary of Significant Accounting Policies

Organization

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales were from firearms. Export sales represented approximately 5% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and utilizes available capacity to manufacture and sell investment castings and MIM parts to unaffiliated, third-party customers. Castings were approximately 1% of the Company’s total sales for the year ended December 31, 2019.

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

The significant accounting policies described below, together with the notes that follow, are an integral part of the consolidated financial statements.

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

As of December 31, 2019, all of the Company’s short-term investments are U.S. Treasury instruments (Level 1), maturing within one year. Such securities are classified as held to maturity, since the Company has the intent and ability to do so, and are carried at cost plus accrued interest, which approximates fair value.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2019, 2018, and 2017, were $2.6 million, $2.9 million, and $3.1 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $3.9 million, $4.8 million, and $4.8 million in 2019, 2018, and 2017, respectively.

Research and Development

In 2019, 2018, and 2017, the Company spent approximately $8.2 million, $8.5 million, and $9.8 million, respectively, on research and development activities relating to new products and the improvement of existing products. These costs are expensed as incurred.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The most significant change in the new compensation guidance is that all excess tax benefits and tax deficiencies (including tax benefits of dividends) on share-based compensation awards should be recognized in the Statement of Income as income tax expense. Previously such benefits or deficiencies were recognized in the Balance Sheet as adjustments to additional paid-in capital. The new guidance was effective in fiscal years beginning after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2016-09 in the first quarter of 2017. The impact of adopting this change in accounting principle reduced the Company’s effective tax rate by 2% for the period ending December 31, 2017 and did not impact the effective tax rate for the periods ended December 31, 2018 and 2019. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial position in any year.

In February 2016, the FASB issued ASU 2016-02, Leases Topic 842 (“ASC 842”), which amends the existing accounting standards for leases. ASC 842 requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases (with the exception of short-term leases) and disclose key information about leasing arrangements, whereas under current standards, the Company’s operating leases were not recognized on its consolidated balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. ASC 842 is effective for years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using either a modified retrospective approach, or an optional transition method which allows an entity to apply the new standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASC 842 in the first quarter of 2019 using this optional transition method. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualified. The Company elected the practical expedient to not separate lease and non-lease components for all of its leases. The right-of-use assets and lease liabilities for the lease portfolio recorded on its consolidated balance sheet as of January 1, 2019 was about $2 million, primarily related to real estate. The adoption of this pronouncement did not impact the Company’s consolidated statements of operations or its consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new guidance requires financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected through application of the current expected credit losses model. The model requires an estimate of the credit losses expected over the life of an exposure or pool of exposures. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This pronouncement is effective for fiscal years beginning after Dec. 15, 2019. Early adoption is permitted. The Company has completed its assessment and will adopt the new guidance effective January 1, 2020. The adoption of the new guidance will not have a material impact to the Company.

2.Revenue Recognition and Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, applied to those contracts for which all performance obligations were not completed as of that date. Under the modified retrospective method, results for reporting periods beginning after January 1, 2018 are presented using the guidance of ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance provided in ASC Topic 605, Revenue Recognition.

The effects of adjustments to the December 31, 2017 consolidated balance sheet for the adoption of ASC 606 were as follows:

	Balance at December 31, 2017	ASC 606 Adjustments	Opening Balance January 1, 2018
Trade accounts payable and accrued expenses	$32,422	$(4,000)	$28,422
Deferred revenue from contracts with customers	—	6,950	6,950
Deferred taxes	1,402	(723)	679
Retained earnings	$321,323	$(2,227)	$319,096

At December 31, 2017, the Company had accrued $4.0 million related to certain of its sales promotion activities that included the shipment of no charge firearms. Using the new accounting guidance, a deferred contract liability of $6.9 million was required at December 31, 2017 and an entry for $6.9 million to increase the deferred contract liability, a decrease to accounts payable and accrued expenses by $4.0 million, an increase to deferred tax assets by $0.7 million, and a reduction to beginning retained earnings of $2.2 million was recorded on January 1, 2018 (the “transition entry”).

The impact of the adoption of ASC 606 on revenue recognized during the years ended December 31, 2019 and December 31, 2018 is as follows:

	2019	2018
Contract liabilities with customers at January 1,	$7,477	$6,950
Revenue recognized	(16,352)	(20,653)
Revenue deferred	18,498	21,180
Contract liabilities with customers at December 31,	$9,623	$7,477

During the year ended December 31, 2019, the Company deferred $18.5 million of revenue, offset by the recognition of $16.4 million of revenue previously deferred as the performance obligations relating to the shipment of free products were satisfied. This resulted in a net decrease in firearms sales for the year ended December 31, 2019 of $2.1 million and a deferred contract revenue liability at December 31, 2019 of $9.6 million. The Company estimates that revenue from this deferred contract liability will be recognized in the first two quarters of 2020.

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

As a result, approximately $9.6 million and $12.1 million of promotional expenses that had been classified as selling expenses in prior years were recorded as cost of products sold in 2019 and 2018, respectively.

As a result of the adoption of ASC 606, for the years ended December 31, 2019 and 2018, the gross margin percentage was reduced by 3% and 3%, respectively, and earnings per share decreased by approximately 4¢ and 1¢, respectively, as compared with the revenue recognition methodology used in earlier comparable reporting periods.

Practical Expedients and Exemptions

The Company has elected to account for shipping and handling activities that occur after control of the related product transfers to the customer as fulfillment activities that are recognized upon shipment of the goods.

3.Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2019	2018

Trade receivables	$54,110	$46,360
Allowance for doubtful accounts	(400)	(400)
Allowance for discounts	(1,070)	(929)
	$52,640	$45,031

In 2019, the largest individual trade receivable balances accounted for 31%, 18%, and 12% of total trade receivables, respectively.

In 2018, the largest individual trade receivable balances accounted for 20%, 20%, and 14% of total trade receivables, respectively.

4.Inventories

Inventories consist of the following:

December 31,	2019	2018
Inventory at FIFO
Finished goods	$13,131	$17,313
Materials and products in process	65,880	62,975
Gross inventories	79,011	80,288
Less: LIFO reserve	(47,137)	(46,341)
Less: excess and obsolescence reserve	(3,573)	(2,527)
Net Inventories	$28,301	$31,420

In 2019 and 2018, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases, the effect of which decreased 2019 and 2018 costs of products sold by approximately $0.2 million and $0.6 million, respectively.

5.Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2019	2018

Land and improvements	$2,671	$2,020
Buildings and improvements	53,692	52,518
Machinery and equipment	270,426	262,821
Dies and tools	45,693	41,397
	$372,482	$358,756

6.Other Assets

Other assets consist of the following:

December 31,	2019	2018

Patents, at cost	$7,181	$6,955
Accumulated amortization	(4,780)	(4,491)
Deposits on capital items	11,886	12,106
Right-of-use assets	2,610	—
Other	3,441	3,093
	$20,338	$17,663

The capitalized cost of patents is amortized using the straight-line method over their useful lives. The cost of patent amortization was $0.3 million in 2019, 2018, and 2017. The estimated annual patent amortization cost for each of the next five years is $0.3 million. Costs incurred to maintain existing patents are charged to expense in the year incurred.

7.Leased Assets

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02. The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company adopted the provisions of ASU 2016-02 using the effective date method on January 1, 2019 and recorded right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2019:

	Balance Sheet Line Item	December 31, 2019

Right-of-use assets	Other assets	$2,610
Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$464
Noncurrent portion	Lease liabilities	2,176
Total operating lease liabilities		$2,640

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company uses its incremental borrowing rate enumerated in its revolving line of credit (see Note 9) to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2019:

2020	$589
2021	559
2022	244
2023	213
2024	215
Thereafter	1,600
Total undiscounted future minimum lease payments	3,420
Less: Difference between undiscounted lease payments & the present value of future lease payments	(780)
Total operating lease liabilities	$2,640

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of December 31, 2019 is 11.6 years.

8. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2019	2018

Trade accounts payable	$8,339	$11,675
Federal excise taxes payable	10,670	11,690
Accrued other	10,762	9,656
	$29,771	$33,021

9. Line of Credit

The Company has a $40 million unsecured revolving line of credit with a bank. This facility is renewable annually and terminates on September 30, 2020. Borrowings under this facility bear interest at the one-month LIBOR rate (1.754% at December 31, 2019) plus 150 basis points. The Company is charged one-quarter of a percent (0.25%) per year on the unused portion. At December 31, 2019, the Company was in compliance with the terms and covenants of the credit facility, which remains unused. At December 31, 2018, the Company was in compliance with the terms and covenants of a previous credit facility.

10. Employee Benefit Plans

The Company sponsors a qualified defined-contribution 401(k) plan that covers substantially all of its employees. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions to their individual 401(k) accounts using the “safe harbor” guidelines provided in the Internal Revenue Code. Expenses related to matching employee contributions to the 401(k) plan were $3.2 million, $3.1 million, and $3.5 million in 2019, 2018, and 2017, respectively.

Additionally, in 2019, 2018, and 2017 the Company provided discretionary supplemental contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $5.0 million, $5.3 million, and $5.6 million in 2019, 2018, and 2017, respectively.

11.Other Operating Income, Net

Other operating income, net consists of the following:

Year ended December 31,	2019	2018	2017

(Loss) gain on sale of operating assets	$(54)	$10	$(31)

12. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2016.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2019		2018		2017
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$10,705	$(1,911)	$17,574	$(3,265)	$20,232	$1,865
State	2,455	(513)	3,859	(387)	3,987	(580)
	$13,160	$(2,424)	$21,433	$(3,652)	$24,219	$1,285

Changes in deferred tax assets relating to the adoption of ASC 606 are not charged to expense and are therefore not included in the deferred tax provision; instead they are charged to retained earnings.

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	3.6	4.0	2.9
Domestic production activities deduction	—	—	(2.6)
Impact of Accounting Standard Update 2016-09	—	—	(0.9)
Impact of Tax Cuts and Jobs Act on deferred taxes	—	—	(0.7)
Other items	0.4	0.9	(0.9)
Effective income tax rate	25.0%	25.9%	32.8%

The Tax Cuts and Jobs Act of 2017 lowered the statutory corporate tax rate from 35% to 21 % for years beginning after December 31, 2017. The Company estimates that its effective tax rate in 2020 will approximate 24.8%.

As discussed in the Recent Accounting Pronouncements section of Note 1 to the Consolidated Financial Statements, the Company adopted ASU 2016-09 in the first quarter of 2017. The impact of adopting this change in accounting principle reduced the Company’s effective tax rate by 0.9% for the period ending December 31, 2017 and did not impact the effective tax rate for the periods ended December 31, 2018 and December 31, 2019. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial position in any year.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2019	2018
Deferred tax assets
Product Liability	$203	$294
Employee compensation and benefits	2,263	2,356
Allowances for doubtful accounts and discounts	3,761	2,750
Inventories	978	729
Stock-based compensation	3,064	2,292
Other	1,637	1,113
Total deferred tax assets	11,906	9,534
Deferred tax liabilities:
Depreciation	5,631	6,256
Other	882	309
Total deferred tax liabilities	6,513	6,565
Net deferred tax assets	$5,393	$2,969

The Company made income tax payments of approximately $16.0 million, $18.1 million, and $23.4 million, during 2019, 2018, and 2017, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

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

13.Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2019	2018	2017

Numerator:
Net income	$32,291	$50,933	$52,142
Denominator:
Weighted average number of common shares outstanding – Basic	17,461,421	17,450,658	17,725,494
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	317,411	203,973	213,596
Weighted average number of common shares outstanding – Diluted	17,778,832	17,654,631	17,939,090

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There are no anti-dilutive stock options in 2019, 2018, and 2017 because the closing price of the Company’s stock on December 31, 2019, 2018, and 2017 exceeded the strike price of all outstanding options on each of those dates.

14.Stock Repurchases

In 2017 and 2019 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

First Quarter 2017
January 29 to February 25	900,997	$49.70	900,997
February 26 to April 1	173,288	$49.92	173,288
Third Quarter 2017
July 30 to August 26	4,490	$47.92	4,490
August 27 to September 30	240,933	$46.30	240,933
Third Quarter 2019
July 28 to August 24	44,500	$44.83	44,500
Total	1,364,208	$48.96	1,364,208	$86,710,000

All of these purchases were made with cash held by the Company and no debt was incurred. No shares were repurchased in 2018.

At December 31, 2019, approximately $87 million remained authorized for share repurchases.

15.Compensation Plans

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 461,000 shares remain available for future grants as of December 31, 2019.

In April 2007, the Company adopted and the shareholders approved the 2007 Stock Incentive Plan (the “2007 SIP”), which had similar provisions as the 2017 SIP. The 2007 SIP plan expired April 24, 2017. The Company had reserved 2,550,000 shares for issuance under the 2007 SIP, of which 2,182,000 shares were issued. No further grants will be made from the 2007 SIP.

Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock, using either the actual share price or an estimated value using the Monte Carlo valuation model. Compensation expense related to stock options is recognized based on the grant-date fair value of the awards estimated using the Black-Scholes option pricing model. The total stock-based compensation cost included in the Statements of Income was $6.3 million, $5.8 million, and $3.7 million in 2019, 2018, and 2017, respectively.

Stock Options

There were no stock options granted in 2019, 2018, or 2017 and no stock options outstanding at December 31, 2019.

The following table summarizes the stock option activity of the 2007 SIP:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2016	11,838	$8.95	$6.69	2.3
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at December 31, 2017	11,838	8.95	6.69	1.3
Granted	—	—	—	—
Exercised	(4,616)	8.28	6.90	—
Canceled	(1,750)	8.69	4.57	0.3
Outstanding at December 31, 2018	5,472	9.60	7.20	0.9
Granted	—	—	—	—
Exercised	(5,472)	9.60	7.20	—
Canceled	—	—	—	—
Outstanding at December 31, 2019	—	—	—	—
Exercisable Options Outstanding at December 31, 2019	—	—	—	—
Non-Vested Options Outstanding at December 31, 2019	—	$—	$—	—

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2019, 6,336 deferred stock awards were issued to non-employee directors that will vest in May 2020 and 7,719 deferred stock awards were issued to non-employee directors that will vest in May 2022.

In 2018, 5,767 deferred stock awards were issued to non-employee directors that vested in May 2019 and 6,751 deferred stock awards were issued to non-employee directors that will vest in May 2021.

In 2017, 5,432 deferred stock awards were issued to non-employee directors that vested in May 2018 and 6,360 deferred stock awards were issued to non-employee directors that will vest in May 2020.

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.7 million in 2019, 2018, and 2017.

At December 31, 2019, there was $0.9 million of unrecognized compensation cost related to deferred stock that is expected to be recognized over a period of three years.

Restricted Stock Units

The Company grants restricted stock units RSU’s to senior employees. Some of these RSU’s are retention awards and have only time-based vesting. Other RSU’s have a vesting “double trigger.” The vesting of these RSU’s is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors, including stock performance relative to industry indices, return on net operating assets, and the passage of time.

During 2019, 68,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $3.7 million, of which $1.0 million was recognized in 2019. The costs are being recognized ratably over the remaining periods required before the units vest, which range from 24 to 26 months.

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

At December 31, 2019, there was $5.8 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a period of 2.3 years.

16.Operating Segment Information

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

The Company evaluates performance and allocates resources, in part, based on income (loss) before taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). Intersegment sales are recorded at the Company’s cost plus a fixed profit percentage.

Year ended December 31,	2019	2018	2017
Net Sales
Firearms	$406,326	$490,607	$517,701
Castings
Unaffiliated	4,180	5,028	4,555
Intersegment	18,425	22,946	24,436
	22,605	27,974	28,991
Eliminations	(18,425)	(22,946)	(24,436)
	$410,506	$495,635	$522,256
Income (Loss) Before Income Taxes
Firearms	$40,814	$70,311	$77,368
Castings	(797)	(2,240)	(53)
Corporate	3,010	643	331
	$43,027	$68,714	$77,646
Identifiable Assets
Firearms	$163,792	$166,975	$206,091
Castings	11,332	10,850	12,524
Corporate	173,837	157,707	65,703
	$348,961	$335,532	$284,318
Depreciation
Firearms	$27,149	$29,542	$31,701
Castings	1,875	2,083	2,118
	$29,024	$31,625	$33,819
Capital Expenditures
Firearms	$19,570	$9,689	$32,710
Castings	726	852	886
	$20,296	$10,541	$33,596

In 2019, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s-26%; Sports South-22%; and Davidson’s-15%.

In 2018, the Company’s largest customers and the percent of firearms sales they represented were as follows: Davidson’s-21%; Lipsey’s-20%; and Sports South-16%.

In 2017, the Company’s largest customers and the percent of firearms sales they represented were as follows: Davidson’s-21%; Lipsey’s-18%; Sports South-13%; and Jerry’s/Ellett Brothers-12%.

The Company’s assets are located entirely in the United States and domestic sales represented at least 95% of total sales in 2019, 2018, and 2017.

17.Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2019:

Three Months Ended

	3/30/19	6/29/19	9/28/19	12/31/19
Net Sales	$114,039	$96,329	$94,999	$105,139
Gross profit	32,597	22,302	19,867	24,782
Net income	13,033	6,233	4,817	8,208
Basic earnings per share	0.75	0.36	0.28	0.47
Diluted earnings per share	$0.74	$0.35	$0.27	$0.46

Three Months Ended

	3/31/18	6/30/18	9/29/18	12/31/18
Net Sales	$131,159	$128,411	$114,945	$121,121
Gross profit	35,820	36,599	28,092	33,848
Net income	14,264	15,189	9,206	12,274
Basic earnings per share	0.82	0.87	0.53	0.70
Diluted earnings per share	$0.81	$0.86	$0.52	$0.69

18.Related Party Transactions

From time to time, the Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. The Company paid the NRA $0.8 million, $0.7 million and $0.8 million in 2019, 2018 and 2017, respectively.

The Company has contracted with Symbolic, Inc. (“Symbolic”) to assist in its marketing efforts. Payments to Symbolic were insignificant in 2019 and 2018. During the year ended December 31, 2017, the Company paid Symbolic $1.4 million, which amount included $0.9 million for the reimbursement of expenses paid by Symbolic on the Company’s behalf. Symbolic’s principal and founder has been the Company’s Vice President of Marketing since June 2017 and remains a partner of Symbolic.

19.Contingent Liabilities

As of December 31, 2019, the Company was a defendant in five (5) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation. Each is discussed in turn below.

Traditional Product Liability Litigation

Two lawsuits mentioned above involve a claim for damages related to an allegedly defective product due to its design and/or manufacture. Each lawsuit stems from a specific incident of personal injury and is based on traditional product liability theories such as strict liability, negligence, and/or breach of warranty.

The Company management believes that the allegations in these cases are unfounded, that the incidents are unrelated to the design or manufacture of the firearms involved, and that there should be no recovery against the Company.

Non-Product Litigation

David S. Palmer, on behalf of himself and all others similarly situated vs. Sturm, Ruger & Co. is a putative class-action suit filed in Florida state court on behalf of Florida consumers. The suit alleges breach of warranty and deceptive trade practices related to the sale of 10/22 Target Rifles. The Company has denied all material allegations and the dispute between the parties has been resolved. The matter remains pending until an order of dismissal can be obtained from the court.

Primus Group LLC v. Smith and Wesson, et al. is a putative class action filed in the United States District Court for the Southern District of Ohio on August 8, 2019. Plaintiff alleges that the defendants’ lawful sale of modern sporting rifles violates the Racketeer Influenced Corrupt Organizations Act and seeks a temporary restraining order (“TRO”) and permanent injunction. On August 20, 2019, the court denied plaintiff’s request for a TRO. On September 3, 2019, defendants filed a motion to dismiss pursuant to Federal Rule of Civil Procedure 12(b)(6). On September 16, 2019, plaintiff filed an Amended Complaint. On October 9, 2019, the court dismissed plaintiff’s Amended Complaint, with prejudice. Plaintiff filed a Notice of Appeal on October 15, 2019 and has since sought two extensions of time to file its initial brief.

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

The Manufacturer Defendants filed a Petition to Transfer the case to the Indiana Supreme Court on July 8, 2019. The Petition was denied on November 26, 2019. The case has been remanded to the trial court for further proceedings.

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

A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.1 million and $0.1 million at December 31, 2019 and 2018, respectively, are set forth as an indication of possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

As of December 31, 2019 and 2018, the Company was a defendant in 3 and 4 lawsuits, respectively, involving its products and is aware of other such claims. During 2019 and 2018, respectively, 2 and 3 product-related lawsuits were filed against the Company, 2 and 1 lawsuits were settled, and 1 and 0 lawsuits were dismissed without payment.

The Company’s product liability expense was $ 0.7 million in 2019, $1.5 million in 2018, and $0.4 million in 2017. This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2019 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2017	$1,819	(477)	(290)	(233)	$819

2018	$819	731	(183)	(195)	$1,172

2019	$1,172	(37)	(240)	(77)	$818

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2017	$(477)	837	$360

2018	$731	783	$1,514

2019	$(37)	755	$718

Notes

(a)

The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)

The expense accrued in the liability is for legal fees only. In 2017 and 2019, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

20.Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2019 and 2018 balance sheets approximate carrying values at those dates.

21.Subsequent Events

On February 14, 2020, the Company’s Board of Directors authorized a dividend of 18¢ per share to shareholders of record on March 13, 2020.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2019 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2019. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO in 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted an unqualified certification of our Chief Executive Officer to the New York Stock Exchange in 2019. The Company has also filed, as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act of 2002.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders scheduled to be held May 13, 2020, which will be filed with the SEC in April 2020.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders scheduled to be held May 13, 2020, which will be filed with the SEC in April 2020.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders scheduled to be held May 13, 2020, which will be filed with the SEC in April 2020.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders scheduled to be held May 13, 2020, which will be filed with the SEC in April 2020.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders scheduled to be held May 13, 2020.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders scheduled to be held May 13, 2020, which will be filed with the SEC in April 2020.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Exhibits and Financial Statement Schedule

	(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

	(2)	Schedule can be found on Page 83 of this Form 10-K

	(3)	Listing of Exhibits:

		Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

		Exhibit 3.2	Bylaws of the Company, as amended through November 12, 2019.

		Exhibit 4.1	Description of the Company’s Securities.

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

Exhibit 10.5

Agreement, dated August 1, 2016, by and between the Company and Christopher J. Killoy(Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

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

Exhibit 101.INS*	XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURM, RUGER & COMPANY, INC.
(Registrant)

S/ THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer
Principal Accounting Officer, Senior Vice President,
Treasurer, and Chief Financial Officer

February 19, 2020
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/CHRISTOPHER J. KILLOY	2/19/20	S/JOHN A. COSENTINO, JR.	2/19/20
Christopher J. Killoy Chief Executive Officer, Director (Principal Executive Officer)		John A. Cosentino, Jr. Director

S/C. MICHAEL JACOBI	2/19/20	S/RONALD C. WHITAKER	2/19/20
C. Michael Jacobi Director		Ronald C. Whitaker Director

S/AMIR P. ROSENTHAL	2/19/20	S/PHILLIP C. WIDMAN	2/19/20
Amir P. Rosenthal Director		Phillip C. Widman Director

S/TERRENCE G. O’CONNOR	2/19/20	S/SANDRA S. FROMAN	2/19/20
Terrence G. O’Connor Director		Sandra S. Froman Director

S/MICHAEL O. FIFER	2/19/20	S/THOMAS A. DINEEN	2/19/20
Michael O. Fifer Director		Thomas A. Dineen Principal Financial Officer Principal Accounting Officer, Senior Vice President, Treasurer, and Chief Financial Officer

YEAR ENDED DECEMBER 31, 2019

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)

FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2019	$400	$—		$—		$400
Year ended December 31, 2018	$400	$—		$—		$400
Year ended December 31, 2017	$400	$—		$—		$400

Allowance for discounts:
Year ended December 31, 2019	$929	$9,222		$9,081	(a)	$1,070
Year ended December 31, 2018	$1,225	$10,704		$11,000	(a)	$929
Year ended December 31, 2017	$1,405	$11,795		$11,975	(a)	$1,225

Excess and obsolete inventory reserve:
Year ended December 31, 2019	$2,527	$1,199		$153	(b)	$3,573
Year ended December 31, 2018	$2,698	$1,377		$1,548	(b)	$2,527
Year ended December 31, 2017	$2,340	$1,247		$889	(b)	$2,698

(a)	Discounts taken
(b)	Inventory written off