Form 10-Q
period 2020-03-28
STURM RUGER & CO INC
filed 2020-05-06
CIK 95029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 28, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 1-10435

STURM, RUGER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Lacey Place, Southport, Connecticut	06890
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the issuer's common stock as of April 30, 2020: 17,483,154.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 28, 2020	December 31, 2019
		(Note)
Assets

Current Assets
Cash	$37,979	$35,420
Short-term investments	149,575	129,488
Trade receivables, net	55,836	52,640

Gross inventories (Note 4)	68,795	79,011
Less LIFO reserve	(47,481)	(47,137)
Less excess and obsolescence reserve	(3,025)	(3,573)
Net inventories	18,289	28,301

Prepaid expenses and other current assets	2,939	3,467
Total Current Assets	264,618	249,316

Property, plant and equipment	376,117	372,482
Less allowances for depreciation	(305,251)	(298,568)
Net property, plant and equipment	70,866	73,914

Deferred income taxes	3,863	5,393
Other assets	23,052	20,338
Total Assets	$362,399	$348,961

Note:

The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	March 28, 2020	December 31, 2019
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$29,268	$29,771
Contract liabilities with customers (Note 3)	8,563	9,623
Product liability	737	735
Employee compensation and benefits	14,400	14,273
Workers’ compensation	5,841	5,619
Income taxes payable	3,683	1,223
Total Current Liabilities	62,492	61,244

Product liability accrual	23	83
Lease liability (Note 5)	2,065	2,176

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2020 – 24,193,052 issued, 17,483,154 outstanding
2019 – 24,160,424 issued, 17,450,526 outstanding	24,193	24,160
Additional paid-in capital	38,707	38,683
Retained earnings	380,509	368,205
Less: Treasury stock – at cost
2020 – 6,709,898 shares
2019 – 6,709,898 shares	(145,590)	(145,590)
Total Stockholders’ Equity	297,819	285,458
Total Liabilities and Stockholders’ Equity	$362,399	$348,961

Note:

The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net firearms sales	$122,765	$112,932
Net castings sales	874	1,106
Total net sales	123,639	114,038

Cost of products sold	87,630	81,441

Gross profit	36,009	32,597

Operating expenses:
Selling	7,636	8,131
General and administrative	8,210	8,014
Total operating expenses	15,846	16,145

Operating income	20,163	16,452

Other income:
Interest income	566	679
Interest expense	(25)	(26)
Other income, net	107	295
Total other income, net	648	948

Income before income taxes	20,811	17,400

Income taxes	5,473	4,367

Net income and comprehensive income	$15,338	$13,033

Basic earnings per share	$0.88	$0.75

Diluted earnings per share	$0.87	$0.74

Cash dividends per share	$0.18	$0.28

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2019	$24,160	$38,683	$368,205	$(145,590)	$285,458
Net income and comprehensive income			15,338		15,338
Common stock issued – compensation plans	33	(33)			—
Vesting of RSUs		(1,297)			(1,297)
Dividends paid			(3,034)		(3,034)
Recognition of stock-based compensation expense		1,354			1,354
Balance at March 28, 2020	$24,193	$38,707	$380,509	$(145,590)	$297,819

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating Activities
Net income	$15,338	$13,033
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,214	7,486
Stock-based compensation	1,354	1,541
Deferred income taxes	1,530	411
Changes in operating assets and liabilities:
Trade receivables	(3,196)	(7,187)
Inventories	10,012	(5,062)
Trade accounts payable and accrued expenses	(266)	(4,485)
Contract liability to customers	(1,060)	(3,518)
Employee compensation and benefits	127	(8,157)
Product liability	(58)	501
Prepaid expenses, other assets and other liabilities	(2,384)	(4,872)
Income taxes payable	2,460	7
Cash provided by (used for) operating activities	31,071	(10,302)

Investing Activities
Property, plant and equipment additions	(4,094)	(2,711)
Purchases of short-term investments	(89,535)	(44,961)
Proceeds from maturities of short-term investments	69,448	59,763
Cash (used for) provided by investing activities	(24,181)	12,091

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(1,297)	—
Dividends paid	(3,034)	(4,887)
Cash used for financing activities	(4,331)	(4,887)

Increase (decrease) in cash and cash equivalents	2,559	(3,098)

Cash and cash equivalents at beginning of period	35,420	38,492

Cash and cash equivalents at end of period	$37,979	$35,394

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 28, 2020 may not be indicative of the results to be expected for the full year ending December 31, 2020. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales typically represent no more than 5% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Recent Accounting Pronouncements:

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), its final standard on the accounting for leases. The most significant change in the new lease guidance requires lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. This change results in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under legacy U.S. GAAP. The new lease guidance was effective in fiscal years beginning after December 15, 2018 and interim periods thereafter. The Company adopted ASU 2016-02 effective January 1, 2019. As more fully discussed in Note 5, as a result of adopting ASU 2016-02, the Company recorded right-of-use assets totaling $2.5 million and lease liabilities of $2.5 million on its Condensed Consolidated Balance Sheets as of March 28, 2020. There was no impact on the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Stockholders’ Equity, or Condensed Consolidated Statements of Cash Flows as a result of this adoption.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new guidance requires financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected through application of the current expected credit losses model. The model requires an estimate of the credit losses expected over the life of an exposure or pool of exposures. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This pronouncement was effective for fiscal years beginning after December 15, 2019. The Company adopted the new guidance effective January 1, 2020. There was no impact on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Stockholders’ Equity, or Condensed Consolidated Statements of Cash Flows as a result of this adoption.

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

The impact of the adoption of ASC 606 on revenue recognized during the three months ended March 28, 2020 and March 30, 2019 is as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Contract liabilities with customers at beginning of period	$9,623	$7,477
Revenue deferred	3,484	1,066
Revenue recognized	(4,544)	(4,584)
Contract liabilities with customers at end of period	$8,563	$3,959

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the deferred revenue from this contract liability with customers to be recognized in the second quarter of 2020.

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

During the three month period ended March 28, 2020, inventory quantities were reduced. If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2020, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Index

Inventories consist of the following:

	March 28, 2020	December 31, 2019
Inventory at FIFO
Finished products	$6,040	$13,131
Materials and work in process	62,755	65,880
Gross inventories	68,795	79,011
Less: LIFO reserve	(47,481)	(47,137)
Less: excess and obsolescence reserve	(3,025)	(3,573)
Net inventories	$18,289	$28,301

NOTE 5 — LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02. The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company adopted the provisions of ASU 2016-02 using the effective date method on January 1, 2019 and recorded right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 28, 2020:

	Balance Sheet Line Item	March 28, 2020
Right-of-use assets	Other assets	$2,482
Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$449

Noncurrent portion	Lease liabilities	2,065
Total operating lease liabilities		$2,514

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

Index

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company uses its incremental borrowing rate enumerated in its revolving line of credit (see Note 6) to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 28, 2020:

Remainder of 2020	$430
2021	559
2022	244
2023	213
2024	215
Thereafter	1,600
Total undiscounted future minimum lease payments	3,261
Less: Difference between undiscounted lease payments & the present value of future lease payments	(747)
Total operating lease liabilities	$2,514

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of March 28, 2020 is 11.89 years.

NOTE 6 — LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on September 30, 2020. Borrowings under this facility bear interest at the one-month LIBOR rate (1.016% at March 28, 2020) plus 150 basis points. The Company is charged one-quarter of a percent (0.25%) per year on the unused portion. At March 28, 2020 and December 31, 2019, the Company was in compliance with the terms and covenants of the credit facility, which remains unused.

NOTE 7 — EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.9 million for the three months ended March 28, 2020, and $1.2 million for the three months ended March 30, 2019. The Company plans to contribute approximately $2.7 million to the plan in matching employee contributions during the remainder of 2020.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.5 million for the three months ended March 28, 2020, and $1.7 million for the three months ended March 30, 2019. The Company plans to contribute approximately $4.0 million in supplemental contributions to the plan during the remainder of 2020.

Index

NOTE 8 — INCOME TAXES

The Company’s 2020 and 2019 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 26.3% and 25.1% for the three months ended March 28, 2020 and March 30, 2019, respectively.

Income tax payments for the three months ended March 28, 2020 and March 30, 2019 totaled $1.6 million and $4.0 million, respectively.

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

NOTE 9 — EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 28, 2020	March 30, 2019
Numerator:
Net income	$15,338	$13,033
Denominator:
Weighted average number of common shares outstanding – Basic	17,461,524	17,458,020

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	257,894	263,718

Weighted average number of common shares outstanding – Diluted	17,719,418	17,721,738

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

Index

NOTE 10 — COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 461,000 shares remain available for future grants as of March 28, 2020.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were no restricted stock units issued during the three months ended March 28, 2020.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.4 million and $1.5 million for the three months ended March 28, 2020 and March 30, 2019, respectively.

NOTE 11 — OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Net Sales
Firearms	$122,765	$112,932
Castings
Unaffiliated	874	1,106
Intersegment	4,773	5,601
	5,647	6,707
Eliminations	(4,773)	(5,601)
	$123,639	$114,038

Income (Loss) Before Income Taxes
Firearms	$20,478	$17,153
Castings	(210)	(477)
Corporate	543	724
	$20,811	$17,400

	March 28, 2020	December 31, 2019
Identifiable Assets
Firearms	$154,573	$163,792
Castings	10,790	11,332
Corporate	197,036	173,837
	$362,399	$348,961

Index

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA were de minimis in the three months ended March 28, 2020 and March 30, 2019. One of the Company’s Directors also serves as a Director on the Board of the NRA.

NOTE 13 — CONTINGENT LIABILITIES

As of March 28, 2020, the Company was a defendant in four (4) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation, discussed in turn below.

Traditional Product Liability Litigation

One lawsuit mentioned above involves a claim for damages related to an allegedly defective product due to its design and/or manufacture. This lawsuit stems from a specific incident of personal injury and is based on traditional product liability theories such as strict liability, negligence and/or breach of warranty.

The Company management believes that the allegations in this case are unfounded, that the incident is unrelated to the design or manufacture of the firearm involved, and that there should be no recovery against the Company.

Non-Product Litigation

Primus Group LLC v. Smith and Wesson, et al. is a putative class action filed in the United States District Court for the Southern District of Ohio on August 8, 2019. Plaintiff alleges that the defendants’ lawful sale of modern sporting rifles violates the Racketeer Influenced Corrupt Organizations Act and seeks a temporary restraining order (“TRO”) and permanent injunction. On August 20, 2019, the court denied plaintiff’s request for a TRO. On September 3, 2019, defendants filed a motion to dismiss pursuant to Federal Rule of Civil Procedure 12(b)(6). On September 16, 2019, plaintiff filed an Amended Complaint. On October 9, 2019, the court dismissed plaintiff’s Amended Complaint, with prejudice. Plaintiff filed a Notice of Appeal on October 15, 2019 and sought two extensions of time to file its initial brief. Plaintiff’s subsequent motion to hold the appeal in abeyance was granted, though the court also ordered plaintiff to file periodic status reports. Plaintiff filed such a report on April 14, 2020, and claimed that it expected to be in a position to reactivate or dismiss the appeal within 60 days.

FN Herstal S.A. v. Sturm, Ruger & Co., Inc. was filed in the United States District Court for the Eastern District of Virginia on March 6, 2020. The Complaint alleges injury and economic loss based upon alleged federal and state trademark infringement and unfair competition. These allegations arise from the Company’s use and efforts to seek registration of the mark “Ruger-57” in connection with a recently launched pistol. The Company believes that the suit lacks any merit and has filed an Answer denying all material allegations and Counterclaims seeking cancellation of certain of plaintiff’s registered trademarks.

Index

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

Index

Defendants filed a Petition to Transfer the case to the Indiana Supreme Court on July 8, 2019. The Petition was denied on November 26, 2019. The case was been remanded to the trial court for further proceedings, though there has been no activity since then.

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

NOTE 14 — SUBSEQUENT EVENTS

On May 1, 2020, the Board of Directors authorized a dividend of 35¢ per share, for shareholders of record as of May 18, 2020, payable on June 1, 2020.

The Company has evaluated events and transactions occurring subsequent to March 28, 2020 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales typically represent no more than 5% of total sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Impact of Covid-19

The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic has created significant uncertainty and adversely impacted many industries throughout the global economy. In the first quarter of 2020, the Company did not experience a significant adverse impact on its business resulting from government restrictions on the movement of people, goods, and services. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, the Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted. Management continues to monitor and assess the situation and to prepare for implications to the Company’s business, supply chain and customer demand.

From a liquidity perspective, the Company believes it is currently well positioned to manage through this global crisis. At the end of the first quarter of 2020, the Company was debt-free, and had cash and short-term investments totaling $187.6 million and an unused $40.0 million revolving credit facility.

In the first quarter of 2020, the Company did not experience a significant adverse impact on its business as a result of COVID-19. While the adverse effects of COVID-19 on the Company increased in April 2020, the Company has taken many proactive steps to maintain the health and safety of its employees and to mitigate the impact on its business. These actions include:

•

Providing all hourly employees with an additional two weeks of paid time off,

•

Encouraging employees to work remotely, wherever possible, and implementing social distancing throughout each manufacturing facility, including in every manufacturing cell,

•

Communicating with and assisting employees with potential health issues,

•

Restricting visitor access to avoid introducing new people to the factory environment,

•

Implementing additional cleaning, sanitizing and other health and safety processes to maintain a clean and safe workplace, and

•

Manufacturing and donating personal protective equipment to hospitals, health care facilities, and police and fire departments in its local communities.

The costs of these actions are expected to total approximately $2.5 million in 2020, of which approximately $0.4 million was recognized during the first quarter of 2020.

The Company has been able to keep all of its facilities safe and open with only limited restrictions on production.

Since the latter stages of the first quarter of 2020, there has been a significant increase in consumer demand for firearms, as evidenced by the increase in adjusted National Instant Criminal Background Check System (“NICS”) checks. This increased demand may be attributable to COVID-19. The sustainability of this increased consumer demand, and the ultimate impact of COVID-19 on consumer demand, cannot be predicted at this time.

The ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See Part II, Item 1A. Risk Factors, for an additional discussion of risk related to COVID-19.

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 37% in the first quarter of 2020 compared to the prior year period. For the same period, NICS background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 42%. These substantial increases are attributable to increased consumer demand for firearms in the first quarter of 2020, especially the latter stages.

Sales of new products, including the Wrangler, the Ruger-57, the LCP II in .22 LR, the PC Charger, and the AR-556 pistol, represented $23.0 million or 20% of firearm sales in the first quarter of 2020. New product sales include only major new products that were introduced in the past two years.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing five quarters follow:

	2020	2019
	Q1	Q4	Q3	Q2	Q1
Estimated Units Sold from Distributors to Retailers (1)	476,800	397,000	295,100	316,300	347,100
Total adjusted NICS Background Checks (thousands) (2)	4,841	4,001	2,956	2,828	3,414

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

Orders Received and Ending Backlog

The Company uses the estimated unit sell-through of its products from the independent distributors to retailers, along with inventory levels at the independent distributors and at the Company, as the key metrics for planning production levels. The Company generally does not use the orders received or ending backlog for planning production levels.

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing five quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2020	2019
	Q1	Q4	Q3	Q2	Q1
Units Ordered	626,700	413,900	362,200	257,900	327,100
Orders Received	$203.0	$121.5	$102.3	$70.3	$104.3
Average Sales Price of Units Ordered	$324	$294	$283	$273	$319
Ending Backlog	$142.7	$57.8	$44.7	$37.8	$58.9
Average Sales Price of Ending Unit Backlog	$343	$308	$277	$296	$372

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. The Company increased overall production in the first quarter of 2020 2% from the fourth quarter of 2019, the second consecutive quarterly increase in production. The COVID-19 pandemic had only a minimal negative impact on production in the first quarter of 2020.

The COVID-19 pandemic may have a more significant adverse impact on production in the second quarter of 2020.

Index

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2020	2019
	Q1	Q4	Q3	Q2	Q1
Units Ordered	626,700	413,900	362,200	257,900	327,100
Units Produced	363,300	355,000	286,500	297,900	374,000
Units Shipped	398,900	387,500	328,400	288,300	322,000
Average Sales Price of Units Shipped	$285	$269	$286	$329	$351
Ending Unit Backlog	415,700	187,900	161,500	127,700	158,100

Inventories

During the first quarter of 2020, the Company’s finished goods inventory decreased by 35,500 units and distributor inventories of the Company’s products decreased by 77,900 units. In the aggregate, total Company and distributor inventories decreased 113,400 units from the end of the first quarter of 2019.

Inventory data for the trailing five quarters follows:

	2020	2019
	Q1	Q4	Q3	Q2	Q1
Units — Company Inventory	31,900	67,400	100,000	141,900	132,300
Units — Distributor Inventory (1)(2)	192,500	270,400	280,000	246,700	274,700
Total Inventory (3)	224,400	337,800	380,000	388,600	407,000

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

Net Sales

Consolidated net sales were $123.6 million for the three months ended March 28, 2020, an increase of 8.4% from $114.0 million in the comparable prior year period.

Index

Firearms net sales were $122.8 million for the three months ended March 28, 2020, an increase of 8.7% from $112.9 million in the comparable prior year period.

Firearms unit shipments increased 23.9% for the three months ended March 28, 2020, relative to the comparable prior year period.

Castings net sales were $0.9 million for the three months ended March 28, 2020, a decrease of 21.0% from $1.1 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $87.6 million for the three months ended March 28, 2020, an increase of 7.6% from $81.4 million in the comparable prior year period.

Gross margin was 29.1% for the three months ended Months 28, 2020, compared to 28.6% in the comparable prior year period.

Gross margin for the three months ended March 28, 2020 and March 30, 2019 is illustrated below (in thousands):

	Three Months Ended
	March 28, 2020		March 30, 2019
Net sales	$123,639	100.0%	$114,038	100.0%
Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls	86,267	69.8%	80,424	70.5%
LIFO expense	344	0.3%	604	0.5%
Overhead rate adjustments to inventory	689	0.5%	(197)	(0.2)%
Labor rate adjustments to inventory	112	0.1%	70	0.1%
Product liability	218	0.2%	740	0.7%
Product safety bulletins and recalls	—	—	(200)	(0.2)%
Total cost of products sold	87,630	70.9%	81,441	71.4%
Gross profit	$36,009	29.1%	$32,597	28.6%

Index

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls — During the three months ended March 28, 2020, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls decreased as a percentage of sales by 0.7%, compared with the corresponding 2019 period, due primarily to the increase in sales and production which resulted in favorable leveraging of fixed costs.

LIFO — For the three months ended March 28, 2020, the Company recognized LIFO expense resulting in increased cost of products sold of $0.3 million. In the comparable 2019 period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.6 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory.

During the three months ended March 28, 2020, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in an decrease in inventory values of $0.7 million, and a corresponding increase to cost of products sold.

During the three months ended March 30, 2019, the Company became less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory values of $0.2 million, and a corresponding decrease to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three months ended March 28, 2020 and March 30, 2019, the Company became slightly more efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory decreased, resulting in decreases in inventory value of $0.1 million and corresponding increases to cost of products sold in both periods.

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. During the three months ended March 28, 2020 and March 30, 2019, product liability expense was $0.2 million and $0.7 million, respectively.

Product Safety Bulletins and Recalls — There were no costs incurred due to product safety bulletins and recalls during the three months ended March 28, 2020. During the three months ended March 30, 2019, the estimated costs remaining for a product safety bulletin issued in 2018 was reduced, which reduced cost of sales by $0.2 million for the three months ended March 30, 2019.

Gross Profit — As a result of the foregoing factors, for the three months ended March 28, 2020, gross profit was $36.0 million, an increase of $3.4 million from $32.6 million in the comparable prior year period.

Gross profit as a percentage of sales increased to 29.1% in the three months ended March 28, 2020, from 28.6% in the comparable prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.8 million for the three months ended March 28, 2020, a decrease of $0.3 million or 1.9% from $16.1 million in the comparable prior year period. These decreases were primarily attributable to reduced sales promotion expenses in the three months ended March 28, 2020.

Index

Other income, net

Other income, net was $0.6 million in the three months ended March 28, 2020, a decrease of $0.3 million from $0.9 million in the three months ended March 30, 2019 as a result of decreased interest income on short-term investments due to decreased interest rates in the three months ended March 28, 2020.

Income Taxes and Net Income

The Company’s 2020 and 2019 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 26.3% and 25.1% for the three months ended March 28, 2020 and March 30, 2019, respectively.

As a result of the foregoing factors, consolidated net income was $15.3 million for the three months ended March 28, 2020. This represents an increase of 17.7% from $13.0 million in the comparable prior year period.

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

EBITDA was $27.5 million for the three months ended March 28, 2020, an increase of 13.5% from $24.2 million in the comparable prior year period.

Non-GAAP Reconciliation — EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$ 15,338	$ 13,033

Income tax expense	5,473	4,367
Depreciation and amortization expense	7,214	7,486
Interest income	(566)	(679)
Interest expense	25	26
EBITDA	$27,484	$24,233

Financial Condition

Liquidity

At the end of the first quarter of 2020, the Company’s cash and short-term investments totaled $187.6 million. Pre-LIFO working capital of $249.6 million, less the LIFO reserve of $47.5 million, resulted in working capital of $202.1 million and a current ratio of 4.2 to 1.

Index

Operations

Cash provided by operating activities was $31.1 million for the three months ended March 28, 2020, compared to cash used by operating activities of $10.3 million for the comparable prior year period. The increase in cash provided in the three months ended March 28, 2020 is primarily attributable to the increased net income in the current period, the significant decrease in inventory in the current period compared to a significant increase in the prior year period, the slight increase in employee compensation and benefits payable in the current period compared to a significant reduction in the prior year period, and other balance sheet fluctuations.

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

If the Company’s suppliers are negatively impacted by the COVID-19 pandemic, and their ability to produce raw materials or component parts is compromised, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing

Capital expenditures for the three months ended March 28, 2020 totaled $4.1 million, an increase from $2.7 million in the comparable prior year period. In 2020, the Company expects to spend approximately $20 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $3.0 million were paid during the three months ended March 28, 2020.

On May 1, 2020, the Board of Directors authorized a dividend of 35¢ per share, for shareholders of record as of May 18, 2020, payable on June 1, 2020. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

In 2018, the Company began to purchase United States Treasury instruments which mature within one year with available cash. At March 28, 2020, the Company’s investment in these instruments totaled $149.6 million.

No shares were repurchased in the three months ended March 28, 2020 and March 30, 2019. As of March 28, 2020, $86.7 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on September 30, 2020, was unused at March 28, 2020 and the Company has no debt.

Index

Other Operational Matters

In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to workplace safety, firearms serial number tracking and control, waste disposal, air emissions and water discharges into the environment. The Company believes that it is generally in compliance with applicable Bureau of Alcohol, Tobacco, Firearms & Explosives, environmental, and safety regulations and the outcome of any proceedings or orders will not have a material adverse effect on the financial position or results of operations of the Company. If these regulations become more stringent in the future and the Company is not able to comply with them, such noncompliance could have a material adverse impact on the Company.

Since 2018, two of the Company’s independent domestic wholesale distributors have filed for bankruptcy protection. Additionally, three of the Company’s smaller domestic distributors discontinued their firearms distribution operations in 2019. The Company currently has 14 active domestic distributors. Additionally, the Company has 41 and 26 distributors servicing the export and law enforcement markets, respectively.

The Company self-insures a significant amount of its product liability, workers’ compensation, medical, and other insurance. It also carries significant deductible amounts on various insurance policies.

The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2019 Annual Report on Form 10-K filed on February 20, 2020, or the judgments affecting the application of those estimates and assumptions.

Forward-Looking Statements and Projections

The Company may, from time to time, make forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company, the impact of future firearms control and environmental legislation, the impact of COVID-19, and accounting estimates, any one or more of which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended March 28, 2020.

Index

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 28, 2020.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2020, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of March 28, 2020, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019 and implemented internal controls to ensure the Company adequately evaluated its lease obligations and properly assessed the impact of the new accounting standard related to recognition of right-of-use assets and lease liabilities on its financial statements. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

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

The Company has reported all cases instituted against it through December 31, 2019, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

One lawsuit was formally instituted against the Company during the three months ending March 28, 2020. The case of FN Herstal, S.A. v. Sturm, Ruger & Co., Inc. was filed in the United States District Court for the Eastern District of Virginia on March 6, 2020.

During the three months ending March 28, 2020, the Company resolved the previously reported cases of David Palmer v. Sturm, Ruger & Co., Inc. and Aaron Yuhas v. Sturm, Ruger & Co., Inc.

Index

ITEM 1A. RISK FACTORS

The COVID-19 pandemic should be added to the Company’s risk factors included in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There were no other material changes during the three months ended March 28, 2020 to the risk factors disclosed in Item 1A. Risk Factors in the Company’s 2019 Annual Report.

The COVID-19 pandemic could have a significant adverse impact on the Company’s operations, financial results, cash flow, and financial condition.

The COVID-19 pandemic has created significant uncertainty and adversely impacted many industries throughout the global economy. Thus far, the impact of COVID-19 on the Company has not been significant. However, as this pandemic continues, it is unknown how it may impact the Company in the future. The extent to which it impacts the Company’s operations, financial results, cash flow, and financial condition is difficult to predict and dependent upon many factors over which it has no control. These factors include, but are not limited to, the duration and severity of the pandemic; government restrictions on businesses and individuals; potential significant adverse impacts on the Company’s employees, customers, suppliers, or service providers; the impact on U.S. and global economies and the timing and rate of economic recovery; and potential adverse effects on the financial markets, any of which could negatively impact the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Index

ITEM 6. EXHIBITS

(a)	Exhibits:
31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 28, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 6, 2020	S/	THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer