Form 10-Q
period 2020-06-27
STURM RUGER & CO INC
filed 2020-07-29
CIK 95029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 27, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 1-10435

STURM, RUGER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Lacey Place, Southport, Connecticut	06890
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the issuer's common stock as of July 24, 2020: 17,495,900.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 27, 2020	December 31, 2019
		(Note)
Assets

Current Assets
Cash	$17,701	$35,420
Short-term investments	208,882	129,488
Trade receivables, net	53,653	52,640

Gross inventories (Note 4)	62,580	79,011
Less LIFO reserve	(47,489)	(47,137)
Less excess and obsolescence reserve	(3,025)	(3,573)
Net inventories	12,066	28,301

Prepaid expenses and other current assets	2,637	3,467
Total Current Assets	294,939	249,316

Property, plant and equipment	376,648	372,482
Less allowances for depreciation	(311,103)	(298,568)
Net property, plant and equipment	65,545	73,914

Deferred income taxes	2,260	5,393
Other assets	27,112	20,338
Total Assets	$389,856	$348,961

Note:

The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	June 27, 2020	December 31, 2019
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$40,110	$29,771
Contract liabilities with customers (Note 3)	3,646	9,623
Product liability	733	735
Employee compensation and benefits	20,405	14,273
Workers’ compensation	5,730	5,619
Income taxes payable	5,689	1,223
Total Current Liabilities	76,313	61,244

Product liability accrual	43	83
Lease liability (Note 5)	1,953	2,176

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2020 – 24,205,749 issued, 17,495,851 outstanding
2019 – 24,160,424 issued, 17,450,526 outstanding	24,193	24,160
Additional paid-in capital	40,085	38,683
Retained earnings	392,859	368,205
Less: Treasury stock – at cost
2020 – 6,709,898 shares
2019 – 6,709,898 shares	(145,590)	(145,590)
Total Stockholders’ Equity	311,547	285,458
Total Liabilities and Stockholders’ Equity	$389,856	$348,961

Note:

The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net firearms sales	$129,413	$94,971	$252,178	$207,903
Net castings sales	851	1,358	1,725	2,464
Total net sales	130,264	96,329	253,903	210,367

Cost of products sold	90,179	74,027	177,809	155,467

Gross profit	40,085	22,302	76,094	54,900

Operating expenses:
Selling	7,286	7,265	14,923	15,396
General and administrative	8,773	7,572	16,982	15,586
Total operating expenses	16,059	14,837	31,905	30,982

Operating income	24,026	7,465	44,189	23,918

Other income:
Interest income	394	682	960	1,361
Interest expense	(27)	(25)	(52)	(51)
Other income, net	306	288	413	582
Total other income, net	673	945	1,321	1,892

Income before income taxes	24,699	8,410	45,510	25,810

Income taxes	6,105	2,177	11,578	6,544

Net income and comprehensive income	$18,594	$6,233	$33,932	$19,266

Basic earnings per share	$1.06	$0.36	$1.94	$1.10

Diluted earnings per share	$1.05	$0.35	$1.91	$1.09

Cash dividends per share	$0.35	$0.29	$0.53	$0.57

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2019	$24,160	$38,683	$368,205	$(145,590)	$285,458
Net income and comprehensive income			33,932		33,932
Common stock issued – compensation plans	33	(33)			—
Vesting of RSUs		(1,297)			(1,297)
Dividends paid			(9,269)		(9,269)
Unpaid dividends accrued			(9)		(9)
Recognition of stock-based compensation expense		2,732			2,732
Balance at June 27, 2020	$24,193	$40,085	$392,859	$(145,590)	$311,547

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	June 27, 2020	June 29, 2019
Operating Activities
Net income	$33,932	$19,266
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,429	14,972
Stock-based compensation	2,732	3,174
(Gain) loss on sale of assets	(48)	53
Deferred income taxes	3,133	1,125
Changes in operating assets and liabilities:
Trade receivables	(1,013)	3,537
Inventories	16,235	(10,047)
Trade accounts payable and accrued expenses	10,465	(10,804)
Contract liability to customers	(5,977)	(6,202)
Employee compensation and benefits	6,123	(8,119)
Product liability	(42)	117
Prepaid expenses, other assets and other liabilities	(6,327)	(10,157)
Income taxes payable	4,466	(3,340)
Cash provided by (used for) operating activities	78,108	(6,425)

Investing Activities
Property, plant and equipment additions	(5,921)	(3,890)
Proceeds from sale of assets	54	14
Purchases of short-term investments	(233,466)	(118,972)
Proceeds from maturities of short-term investments	154,072	133,736
Cash (used for) provided by investing activities	(85,261)	10,888

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(1,297)	(779)
Dividends paid	(9,269)	(9,956)
Cash used for financing activities	(10,566)	(10,735)

Decrease in cash and cash equivalents	(17,719)	(6,272)

Cash and cash equivalents at beginning of period	35,420	38,492

Cash and cash equivalents at end of period	$17,701	$32,220

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended June 27, 2020 may not be indicative of the results to be expected for the full year ending December 31, 2020. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Accounting Pronouncements:

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), its final standard on the accounting for leases. The most significant change in the new lease guidance requires lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. This change results in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under legacy U.S. GAAP. The new lease guidance was effective in fiscal years beginning after December 15, 2018 and interim periods thereafter. The Company adopted ASU 2016-02 effective January 1, 2019. As more fully discussed in Note 5, as a result of adopting ASU 2016-02, the Company recorded right-of-use assets totaling $2.4 million and lease liabilities of $2.4 million on its Condensed Consolidated Balance Sheets as of June 27, 2020. There was no impact on the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Stockholders’ Equity, or Condensed Consolidated Statements of Cash Flows as a result of this adoption.

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

The impact of the adoption of ASC 606 on revenue recognized during the three and six months ended June 27, 2020 and June 29, 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Contract liabilities with customers at beginning of period	$8,563	$3,959	$9,623	$7,477
Revenue deferred	1,209	1,971	4,693	3,037
Revenue recognized	(6,126)	(4,655)	(10,670)	(9,239)
Contract liabilities with customers at end of period	$3,646	$1,275	$3,646	$1,275

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the deferred revenue from this contract liability with customers to be recognized in the third quarter of 2020.

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

Index

During the six month period ended June 27, 2020, inventory quantities were reduced. If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2020, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	June 27, 2020	December 31, 2019
Inventory at FIFO
Finished products	$3,615	$13,131
Materials and work in process	58,965	65,880
Gross inventories	62,580	79,011
Less: LIFO reserve	(47,489)	(47,137)
Less: excess and obsolescence reserve	(3,025)	(3,573)
Net inventories	$12,066	$28,301

NOTE 5 — LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02. The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company adopted the provisions of ASU 2016-02 using the effective date method on January 1, 2019 and recorded right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 27, 2020:

	Balance Sheet Line Item	June 27, 2020
Right-of-use assets	Other assets	$2,361
Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$440

Noncurrent portion	Lease liabilities	1,953
Total operating lease liabilities		$2,393

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

Index

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company uses its incremental borrowing rate enumerated in its revolving line of credit (see Note 6) to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 27, 2020:

Remainder of 2020	$277
2021	559
2022	244
2023	213
2024	215
Thereafter	1,600
Total undiscounted future minimum lease payments	3,108
Less: Difference between undiscounted lease payments & the present value of future lease payments	(715)
Total operating lease liabilities	$2,393

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of June 27, 2020 is 11.45 years.

NOTE 6 — LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on September 30, 2020. Borrowings under this facility bear interest at the one-month LIBOR rate (0.18% at June 27, 2020) plus 150 basis points. The Company is charged one-quarter of a percent (0.25%) per year on the unused portion. The facility includes certain terms and covenants, including the requirement that the Company to maintain a minimum EBITDA for the preceding four quarters in any quarter that the Company draws on the Line of Credit. During the first quarter of 2020, the Company made a $1 million draw from the facility while it was not in compliance with this covenant. The draw was subsequently repaid prior to the end of the first quarter. The Company notified the Lender and was granted a waiver on June 30, 2020. At December 31, 2019, the Company was in compliance with the terms and covenants of the credit facility. At June 27, 2020, there was no outstanding balance on the line of credit.

NOTE 7 — EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.8 million and $1.7 million for the three and six months ended June 27, 2020, respectively, and $0.7 million and $1.9 million for the three and six months ended June 29, 2019, respectively. The Company plans to contribute approximately $1.9 million to the plan in matching employee contributions during the remainder of 2020.

Index

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.1 million and $2.6 million for the three and six months ended June 27, 2020, respectively, and $1.1 million and $2.9 million for the three and six months ended June 29, 2019, respectively. The Company plans to contribute approximately $2.9 million in supplemental contributions to the plan during the remainder of 2020.

NOTE 8 — INCOME TAXES

The Company’s 2020 and 2019 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.7% and 25.4% for the three and six months ended June 27, 2020, respectively. The Company’s effective income tax rate was 25.9% and 25.4% for the three and six months ended June 29, 2019, respectively.

Income tax payments for the three and six months ended June 27, 2020 totaled $2.4 million and $4.0 million, respectively. Income tax payments for the three and six months ended June 29, 2019 totaled $7.6 million and $11.6 million, respectively.

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

NOTE 9 — EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator:
Net income	$18,594	$6,233	$33,932	$19,266
Denominator:
Weighted average number of common shares outstanding – Basic	17,489,642	17,474,221	17,475,819	17,466,210

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	273,635	196,220	259,655	170,986

Weighted average number of common shares outstanding – Diluted	17,763,277	17,670,441	17,735,474	17,637,196

Index

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 10 — COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 352,000 shares remain available for future grants as of June 27, 2020.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were 109,112 restricted stock units issued during the six months ended June 27, 2020. Total compensation costs related to these restricted stock units are $6.5 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.3 million and $2.7 million for the three and six months ended June 27, 2020, respectively, and $1.6 million and $3.2 million for the three and six months ended June 29, 2019, respectively.

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

Selected operating segment financial information follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Sales
Firearms	$129,413	$94,971	$252,178	$207,903
Castings
Unaffiliated	851	1,358	1,725	2,464
Intersegment	5,015	4,565	9,788	10,166
	5,866	5,923	11,513	12,630
Eliminations	(5,015)	(4,565)	(9,788)	(10,166)
	$130,264	$96,329	$253,903	$210,367

Income (Loss) Before Income Taxes
Firearms	$24,722	$8,186	$45,200	$25,339
Castings	(513)	(557)	(723)	(1,034)
Corporate	490	781	1,033	1,505
	$24,699	$8,410	$45,510	$25,810

			June 27, 2020	December 31, 2019
Identifiable Assets
Firearms			$146,893	$163,792
Castings			10,579	11,332
Corporate			232,384	173,837
			$389,856	$348,961

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and six months ended June 27, 2020 totaled $0.1 million and $0.2 million, respectively. Payments made to the NRA in the three and six months ended June 29, 2019 totaled $0.2 million and $0.3 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

Index

NOTE 13 — CONTINGENT LIABILITIES

As of June 27, 2020, the Company was a defendant in four (4) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation. Each is discussed in turn below.

Traditional Product Liability Litigation

One lawsuit mentioned above involves a claim for damages related to an allegedly defective product due to its design and/or manufacture. The lawsuit stems from a specific incident of personal injury and is based on traditional product liability theories such as strict liability, negligence, and/or breach of warranty.

The Company management believes that the allegations in this case is unfounded, that the incident is unrelated to the design or manufacture of the firearms involved, and that there should be no recovery against the Company.

Non-Product Litigation

Primus Group LLC v. Smith and Wesson, et al. is a putative class action filed in the United States District Court for the Southern District of Ohio on August 8, 2019. Plaintiff alleges that the defendants’ lawful sale of modern sporting rifles violates the Racketeer Influenced Corrupt Organizations Act and seeks a temporary restraining order (“TRO”) and permanent injunction. On August 20, 2019, the court denied plaintiff’s request for a TRO. On September 3, 2019, defendants filed a motion to dismiss pursuant to Federal Rule of Civil Procedure 12(b)(6). On September 16, 2019, plaintiff filed an Amended Complaint. On October 9, 2019, the court dismissed plaintiff’s Amended Complaint, with prejudice. Plaintiff filed a Notice of Appeal on October 15, 2019 and sought two extensions of time to file its initial brief. Plaintiff’s subsequent motion to hold the appeal in abeyance was granted, though the court also ordered plaintiff to file periodic status reports. Plaintiff filed such a report on June 17, 2020, and claimed that it expected to be in a position to reactivate or dismiss the appeal within 30 days.

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

NOTE 14 — SUBSEQUENT EVENTS

On July 28, 2020, the Board of Directors authorized two dividends for shareholders:

•

a quarterly dividend of 42¢ per share based on the results of the second quarter, and

•

a special dividend of $5.00 per share.

Both dividends are for shareholders of record as of August 14, 2020, and are payable on August 28, 2020.

The Company has evaluated events and transactions occurring subsequent to June 27, 2020 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Impact of Covid-19

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic has created significant uncertainty and adversely impacted many industries throughout the global economy. In the first six months of 2020, the Company did not experience a significant adverse impact on its business resulting from government restrictions on the movement of people, goods, and services. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, the Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted. Management continues to monitor and assess the situation and to prepare for implications to the Company’s business, supply chain and customer demand.

From a liquidity perspective, the Company believes it is currently well positioned to manage through this global crisis. At the end of the second quarter of 2020, the Company was debt-free, and had cash and short-term investments totaling $226.6 million and an unused $40.0 million revolving credit facility. In fact, in addition to its quarterly dividend related to the results of the second quarter, the Company declared a special dividend of $5.00 per share on July 29, 2020.

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

•

Restricting visitor access to avoid introducing new people to the factory environment,

•

Implementing additional cleaning, sanitizing and other health and safety processes to maintain a clean and safe workplace, and

•

Manufacturing and donating personal protective equipment to local hospitals, health care facilities, and police and fire departments in its local communities.

Index

The costs of these actions are expected to total approximately $3 million in 2020, of which approximately $1.2 million and $1.6 million was recognized during the three and six months ended June 27, 2020, respectively. The Company has also experienced expense reductions and deferrals in certain areas of our business, including reductions or delays in sponsorships and advertising, reduced conference and trade show participation costs, and reduced travel expenditures. These expense reductions and deferrals, which approximate $1.0 million, occurred almost entirely during the three months ended June 27, 2020.

The Company has been able to keep all of its facilities safe and open with only limited restrictions on operations. While certain parts of the economy have begun to reopen as restrictions have been lifted, it is possible that additional restrictions will be put in place in the future which could adversely impact the Company’s business for an indeterminate period.

Since the latter stages of the first quarter of 2020, there has been a significant increase in consumer demand for firearms, as evidenced by the increase in adjusted National Instant Criminal Background Check System (“NICS”) checks. This increased demand may be attributable, in part, to COVID-19. The sustainability of this increased consumer demand, and the ultimate impact of COVID-19 on consumer demand, cannot be predicted at this time.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 47% in the first half of 2020 compared to the prior year period. For the same period, NICS background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 65%. These substantial increases may be attributable to increased public concern about personal protection and home defense in reaction to:

•

The continuing COVID-19 pandemic,

•

Some political and public leaders calling for a reduction in funding and limitations on law enforcement activities, and

•

Protests, demonstrations, and civil unrest in many cities throughout the United States.

Sales of new products, including the Wrangler, the Ruger-57, the LCP II in .22 LR, the PC Charger, and the AR-556 pistol, represented $48 million or 21% of firearm sales in the first half of 2020. New product sales include only major new products that were introduced in the past two years.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing six quarters follow:

	2020		2019
	Q2	Q1	Q4	Q3	Q2	Q1
Estimated Units Sold from Distributors to Retailers (1)	501,600	476,800	397,000	295,100	316,300	347,100
Total adjusted NICS Background Checks (thousands) (2)	5,452	4,841	4,001	2,956	2,828	3,414

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2020		2019
	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	746,600	626,700	413,900	362,200	257,900	327,100
Orders Received	$228.8	$203.0	$121.5	$102.3	$70.3	$104.3
Average Sales Price of Units Ordered	$306	$324	$294	$283	$273	$319
Ending Backlog	$255.6	$142.7	$57.8	$44.7	$37.8	$58.9
Average Sales Price of Ending Unit Backlog	$333	$343	$308	$277	$296	$372

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. The Company increased overall production in the first half of 2020 by 10% from the first half of 2019. Reduced hiring to help maintain the health and safety of employees and the cleanliness of our facilities during the COVID-19 pandemic negatively impacted production in the first half of 2020.

Index

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2020		2019
	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	746,600	626,700	413,900	362,200	257,900	327,100
Units Produced	374,400	363,300	355,000	286,500	297,900	374,000
Units Shipped	395,100	398,900	387,500	328,400	288,300	322,000
Average Sales Price of Units Shipped	$328	$285	$269	$286	$329	$351
Ending Unit Backlog	767,200	415,700	187,900	161,500	127,700	158,100

Inventories

During the second quarter of 2020, the Company’s finished goods inventory decreased by 20,800 units and distributor inventories of the Company’s products decreased by 106,500 units. In the aggregate, total Company and distributor inventories decreased 291,500 units from the end of the second quarter of 2019.

Inventory data for the trailing six quarters follows:

	2020		2019
	Q2	Q1	Q4	Q3	Q2	Q1
Units — Company Inventory	11,100	31,900	67,400	100,000	141,900	132,300
Units — Distributor Inventory (1)(2)	86,000	192,500	270,400	280,000	246,700	274,700
Total Inventory (3)	97,100	224,400	337,800	380,000	388,600	407,000

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

Net Sales

Consolidated net sales were $130.3 million for the three months ended June 27, 2020, an increase of 35.2% from $96.3 million in the comparable prior year period.

Index

For the six months ended June 27, 2020, consolidated net sales were $253.9 million, an increase of 20.7% from $210.4 million in the comparable prior year period.

Firearms net sales were $129.4 million for the three months ended June 27, 2020, an increase of 36.3% from $95.0 million in the comparable prior year period.

For the six months ended June 27, 2020 firearms net sales were $252.2 million, an increase of 21.3% from $207.9 million in the comparable prior year period.

Firearms unit shipments increased 37.1% and 30.1% for the three and six months ended June 27, 2020, respectively, from the comparable prior year periods.

Castings net sales were $0.9 million for the three months ended June 27, 2020, a decrease of 37.3% from $1.4 million in the comparable prior year period.

For the six months ended June 27, 2020, castings net sales were $1.7 million, a decrease of 30.0% from $2.5 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $90.2 million for the three months ended June 27, 2020, an increase of 21.8% from $74.0 million in the comparable prior year period.

Consolidated cost of products sold was $177.8 million for the six months ended June 27, 2020, an increase of 14.4% from $155.5 million in the comparable prior year period.

Gross margin was 30.8% and 30.0% for the three and six months ended June 27, 2020, respectively, compared to 23.2% and 26.1% in the comparable prior year periods.

Gross margin for the three and six months ended June 27, 2020 and June 29, 2019 are illustrated below (in thousands):

	Three Months Ended
	June 27, 2020		June 29, 2019
Net sales	$130,264	100.0%	$96,329	100.0%
Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls	90,540	69.5%	74,640	77.5%
LIFO expense	9	—	584	0.6%
Overhead rate adjustments to inventory	127	0.1%	(1,002)	(1.0)%
Labor rate adjustments to inventory	155	0.1%	(140)	(0.2)%
Product liability	218	0.2%	(55)	(0.1)%
Product safety bulletins and recalls	(870)	(0.7)%	—	—
Total cost of products sold	90,179	69.2%	74,027	76.8%
Gross profit	$40,085	30.8%	$22,302	23.2%

	Six Months Ended
	June 27, 2020		June 29, 2019
Net sales	$253,903	100.0%	$210,367	100.0%
Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls	176,809	69.6%	155,064	73.7%
LIFO expense	352	0.1%	1,188	0.6%
Overhead rate adjustments to inventory	816	0.3%	(1,199)	(0.6)%
Labor rate adjustments to inventory	267	0.1%	(70)	—
Product liability	435	0.2%	684	0.3%
Product safety bulletins and recalls	(870)	(0.3)%	(200)	(0.1)%
Total cost of products sold	177,809	70.0%	155,467	73.9%
Gross profit	$76,094	30.0%	$54,900	26.1%

Index

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls — During the three months ended June 27, 2020, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls decreased as a percentage of sales by 8.0%, compared with the corresponding 2019 period, due primarily to the increase in sales and production which resulted in favorable leveraging of fixed costs and a reduction in promotional activities.

For the six months ended June 27, 2020, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls decreased as a percentage of sales by 4.1% compared with the corresponding 2019 period due primarily to the increase in sales and production which resulted in favorable leveraging of fixed costs and a reduction in promotional activities.

LIFO — For the three months ended June 27, 2020, the Company recognized LIFO expense that was de minimis. In the comparable 2019 period, the Company recognized LIFO expense resulting in increased cost of products sold of $0.6 million.

For the six months ended June 27, 2020, the Company recognized LIFO expense resulting in increased cost of products sold of $0.4 million. In the comparable 2019 period, the Company recognized LIFO expense resulting in increased cost of products sold of $1.2 million.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and six months ended June 27, 2020, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in decreases in inventory values of $0.1 million and $0.8 million, respectively, and corresponding increases to cost of products sold.

During the three and six months ended June 29, 2019, the Company became less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in a increases in inventory values of $1.0 million and $1.2 million, respectively, and corresponding decreases to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three and six months ended June 27, 2020, the Company became more efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory decreased, resulting in decreases in inventory value of $0.2 million and $0.3 million, respectively, and corresponding increases to cost of products sold in both periods.

During the three and six months ended June 29, 2019 the Company became less efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory increased, resulting in increases in inventory value of $0.1 million and corresponding decreases to cost of products sold in both periods.

Index

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. During the three and six months ended June 27, 2020, product liability expense was $0.2 million and $0.4 million, respectively.

During the three months ended June 29, 2019, product liability expense was de minimis. During the six months ended June 29, 2019, product liability expense was $0.7 million.

Product Safety Bulletins and Recalls — During the three and six months ended June 27, 2020, the estimated costs remaining for product safety bulletins and recalls was reduced, which reduced cost of sales $0.9 million. There were no costs incurred due to product safety bulletins and recalls during the three months ended June 29, 2019. During the six months ended June 29, 2019, the estimated costs remaining for product safety bulletins and recalls was reduced, which reduced cost of sales $0.2 million.

Gross Profit — As a result of the foregoing factors, for the three and six months ended June 29, 2020, gross profit was $40.1 million and $76.1 million, respectively, an increase of $17.8 million and $21.2 million, respectively, from $22.3 million and $54.9 million, respectively, in the comparable prior year periods.

Gross profit as a percentage of sales increased to 30.8% and 30.0% in the three and six months ended June 27, 2020, respectively, from 23.2% and 26.1% in the comparable prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.1 million for the three months ended June 27, 2020, an increase of $1.3 million or 8.2% from $14.8 million in the comparable prior year period. Selling, general and administrative expenses were $31.9 million for the six months ended June 27, 2020, an increase of $0.9 million or 3.0% from $31.0 million in the comparable prior year period. These increases were primarily attributable to increased sales and compensation expenses.

Index

Other income, net

Other income, net of $0.7 million and $1.3 million for the three and six months ended June 27, 2020, respectively, decreased from $0.9 million and $1.9 million for the three and six months ended June 29, 2019 as a result of reduced interest rates earned on short-term investments in 2020 compared to 2019.

Income Taxes and Net Income

The Company's 2020 and 2019 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.7% and 25.4% the three and six months ended June 27, 2020, respectively. The Company’s effective income tax rate was 25.9% and 25.4% for the three and six months ended June 29, 2019, respectively.

As a result of the foregoing factors, consolidated net income was $18.6 million and $33.9 million for the three and six months ended June 27, 2020, respectively. This represents an increase of 198.3% and 76.1% from $6.2 million and $19.3 million in the comparable prior year periods.

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

EBITDA was $31.5 million for the three months ended June 27, 2020, an increase of 107.0% from $15.2 million in the comparable prior year period.

For the six months ended June 27, 2020 EBITDA was $59.0 million, an increase of 49.6% from $39.5 million in the comparable prior year period.

Non-GAAP Reconciliation — EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2019	June 29, 2019
Net income	$ 18,594	$ 6,233	$ 33,932	$19,266

Income tax expense	6,105	2,177	11,578	6,544
Depreciation and amortization expense	7,215	7,486	14,429	14,972
Interest income	(394)	(682)	(960)	(1,361)
Interest expense	27	25	52	51
EBITDA	$31,547	$15,239	$59,031	$39,472

Index

Financial Condition

Liquidity

At the end of the second quarter of 2020, the Company’s cash and short-term investments totaled $226.6 million. Pre-LIFO working capital of $266.1 million, less the LIFO reserve of $47.5 million, resulted in working capital of $218.6 million and a current ratio of 3.9 to 1.

Operations

Cash provided by operating activities was $78.1 million for the six months ended June 27, 2020, compared to cash used for operating activities of $6.4 million for the comparable prior year period. The increase in cash provided in the six months ended June 27, 2020 is primarily attributable to the increased net income in the current period, the significant decrease in inventory in the current period compared to a significant increase in the prior year period, the significant increase in employee compensation and benefits payable in the current period compared to a significant reduction in the prior year period, the significant increase in trade accounts payable and accrued expenses compared to a significant reduction in the prior year period, and other balance sheet fluctuations.

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

Investing and Financing

Capital expenditures for the six months ended June 27, 2020 totaled $5.9 million, an increase from $3.9 million in the comparable prior year period. In 2020, the Company expects to spend approximately $20 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Index

Dividends of $9.3 million were paid during the six months ended June 27, 2020. On July 28, 2020, the Board of Directors authorized two dividends for shareholders:

•

a quarterly dividend of 42¢ per share based on the results of the second quarter, and

•

a special dividend of $5.00 per share.

Both dividends are for shareholders of record as of August 14, 2020, and are payable on August 28, 2020. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

The Company purchases United States Treasury instruments which mature within one year with available cash. At June 27, 2020, the Company’s investment in these instruments totaled $208.9 million.

No shares were repurchased in the six months ended June 27, 2020 and June 29, 2019. As of June 27, 2020, $86.7 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on September 30, 2020, was unused at June 27, 2020 and the Company has no debt.

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

Index

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the six months ended June 27, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 27, 2020.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2020, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of June 27, 2020, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019 and implemented internal controls to ensure the Company adequately evaluated its lease obligations and properly assessed the impact of the new accounting standard related to recognition of right-of-use assets and lease liabilities on its financial statements. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2020 and implemented internal controls to ensure the Company adequately accounted for any potential credit losses on financial assets. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of either of the new standards. The Company has not experienced any material impact to its internal controls over financial reporting as a result of the COVID-19 pandemic.

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

The Company has reported all cases instituted against it through March 28, 2020, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits instituted against the Company during the three months ending June 27, 2020.

ITEM 1A. RISK FACTORS

The COVID-19 pandemic should be added to the Company’s risk factors included in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There were no other material changes during the three months ended June 27, 2020 to the risk factors disclosed in Item 1A. Risk Factors in the Company’s 2019 Annual Report.

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

Index

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 27, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: July 29, 2020	S/	THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer