Form 10-Q
period 2020-09-26
STURM RUGER & CO INC
filed 2020-10-28
CIK 95029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 26, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 1-10435

STURM, RUGER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Lacey Place, Southport, Connecticut	06890
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the issuer's common stock as of October 23, 2020: 17,495,900.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	September 26, 2020	December 31, 2019
		(Note)
Assets

Current Assets
Cash	$29,650	$35,420
Short-term investments	103,977	129,488
Trade receivables, net	58,220	52,640

Gross inventories (Note 4)	63,926	79,011
Less LIFO reserve	(47,331)	(47,137)
Less excess and obsolescence reserve	(3,016)	(3,573)
Net inventories	13,579	28,301

Prepaid expenses and other current assets	7,548	3,467
Total Current Assets	212,974	249,316

Property, plant and equipment	378,182	372,482
Less allowances for depreciation	(317,757)	(298,568)
Net property, plant and equipment	60,425	73,914

Deferred income taxes	2,266	5,393
Other assets	34,903	20,338
Total Assets	$310,568	$348,961

Note:

The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	September 26, 2020	December 31, 2019
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$27,561	$29,771
Contract liabilities with customers (Note 3)	1,203	9,623
Product liability	959	735
Employee compensation and benefits	31,469	14,273
Workers’ compensation	6,200	5,619
Income taxes payable	—	1,223
Total Current Liabilities	67,392	61,244

Product liability accrual	55	83
Lease liability (Note 5)	1,839	2,176

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2020 – 24,205,749 issued, 17,495,851 outstanding
2019 – 24,160,424 issued, 17,450,526 outstanding	24,193	24,160
Additional paid-in capital	41,783	38,683
Retained earnings	320,896	368,205
Less: Treasury stock – at cost
2020 – 6,709,898 shares
2019 – 6,709,898 shares	(145,590)	(145,590)
Total Stockholders’ Equity	241,282	285,458
Total Liabilities and Stockholders’ Equity	$310,568	$348,961

Note:

The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net firearms sales	$145,157	$94,062	$397,335	$301,965
Net castings sales	548	937	2,273	3,402
Total net sales	145,705	94,999	399,608	305,367

Cost of products sold	94,553	75,132	272,362	230,600

Gross profit	51,152	19,867	127,246	74,767

Operating expenses:
Selling	8,432	7,465	23,355	22,861
General and administrative	9,862	6,827	26,844	22,412
Total operating expenses	18,294	14,292	50,199	45,273

Operating income	32,858	5,575	77,047	29,494

Other income:
Interest income	112	611	1,072	1,973
Interest expense	(114)	(90)	(166)	(141)
Other income, net	38	277	451	858
Total other income, net	36	798	1,357	2,690

Income before income taxes	32,894	6,373	78,404	32,184

Income taxes	8,141	1,556	19,719	8,101

Net income and comprehensive income	$24,753	$4,817	$58,685	$24,083

Basic earnings per share	$1.42	$0.28	$3.36	$1.38

Diluted earnings per share	$1.39	$0.27	$3.31	$1.37

Cash dividends per share	$5.42	$0.14	$5.95	$0.71

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2019	$24,160	$38,683	$368,205	$(145,590)	$285,458
Net income and comprehensive income			58,685		58,685
Common stock issued – compensation plans	33	(33)			—
Vesting of RSUs		(1,297)			(1,297)
Dividends paid			(104,097)		(104,097)
Unpaid dividends accrued			(1,897)		(1,897)
Recognition of stock-based compensation expense		4,430			4,430
Balance at September 26, 2020	$24,193	$41,783	$320,896	$(145,590)	$241,282

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Operating Activities
Net income	$58,685	$24,083
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,644	22,458
Stock-based compensation	4,430	4,752
(Gain) loss on sale of assets	(72)	54
Deferred income taxes	3,127	30
Changes in operating assets and liabilities:
Trade receivables	(5,580)	(10,957)
Inventories	14,722	(1,561)
Trade accounts payable and accrued expenses	(1,614)	(8,472)
Contract liability to customers	(8,420)	(3,837)
Employee compensation and benefits	15,299	(7,318)
Product liability	196	(122)
Prepaid expenses, other assets and other liabilities	(19,215)	(6,837)
Income taxes payable	(1,223)	(3,340)
Cash provided by operating activities	81,979	8,933

Investing Activities
Property, plant and equipment additions	(8,044)	(9,150)
Proceeds from sale of assets	178	14
Purchases of short-term investments	(268,451)	(203,342)
Proceeds from maturities of short-term investments	293,962	203,161
Cash provided by (used for) investing activities	17,645	(9,317)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(1,297)	(900)
Repurchase of common stock	—	(1,996)
Dividends paid	(104,097)	(12,399)
Cash used for financing activities	(105,394)	(15,295)

Decrease in cash and cash equivalents	(5,770)	(15,679)

Cash and cash equivalents at beginning of period	35,420	38,492

Cash and cash equivalents at end of period	$29,650	$22,813

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended September 26, 2020 may not be indicative of the results to be expected for the full year ending December 31, 2020. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Accounting Pronouncements:

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), its final standard on the accounting for leases. The most significant change in the new lease guidance requires lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. This change results in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under legacy U.S. GAAP. The new lease guidance was effective in fiscal years beginning after December 15, 2018 and interim periods thereafter. The Company adopted ASU 2016-02 effective January 1, 2019. As more fully discussed in Note 5, as a result of adopting ASU 2016-02, the Company recorded right-of-use assets totaling $2,253 million and lease liabilities of $2,285 million on its Condensed Consolidated Balance Sheets as of September 26, 2020. There was no impact on the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Stockholders’ Equity, or Condensed Consolidated Statements of Cash Flows as a result of this adoption.

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

The impact of the adoption of ASC 606 on revenue recognized during the three and nine months ended September 26, 2020 and September 28, 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Contract liabilities with customers at beginning of period	$3,646	$1,275	$9,623	$7,477
Revenue deferred	150	5,634	4,843	8,671
Revenue recognized	(2,593)	(3,269)	(13,263)	(12,508)
Contract liabilities with customers at end of period	$1,203	$3,640	$1,203	$3,640

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the deferred revenue from this contract liability with customers to be recognized in the fourth quarter of 2020.

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

Index

During the nine month period ended September 26, 2020, inventory quantities were reduced. If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2020, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	September 26, 2020	December 31, 2019
Inventory at FIFO
Finished products	$3,734	$13,131
Materials and work in process	60,192	65,880
Gross inventories	63,926	79,011
Less: LIFO reserve	(47,331)	(47,137)
Less: excess and obsolescence reserve	(3,016)	(3,573)
Net inventories	$13,579	$28,301

NOTE 5 — LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02. The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company adopted the provisions of ASU 2016-02 using the effective date method on January 1, 2019 and recorded right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of September 26, 2020:

	Balance Sheet Line Item	September 26, 2020
Right-of-use assets	Other assets	$2,253
Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$446

Noncurrent portion	Lease liabilities	1,839
Total operating lease liabilities		$2,285

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

Index

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company uses its incremental borrowing rate enumerated in its revolving line of credit (see Note 6) to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of September 26, 2020:

Remainder of 2020	$139
2021	559
2022	244
2023	213
2024	215
Thereafter	1,600
Total undiscounted future minimum lease payments	2,970
Less: Difference between undiscounted lease payments & the present value of future lease payments	(685)
Total operating lease liabilities	$2,285

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of September 26, 2020 is 11.48 years.

NOTE 6 — LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on September 30, 2021. Borrowings under this facility bear interest at the one-month LIBOR rate (0.15% at September 26, 2020) plus 150 basis points. The Company is charged one-quarter of a percent (0.25%) per year on the unused portion. The facility includes certain terms and covenants, including the requirement that the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four quarters in any quarter that the Company draws on the line of credit. During the first quarter of 2020, the Company made a $1 million draw from the facility while it was not in compliance with this covenant. The draw was subsequently repaid prior to the end of the first quarter. The Company notified the lender and was granted a waiver on June 30, 2020. At September 26, 2020 and December 31, 2019, the Company was in compliance with the terms and covenants of the credit facility. At September 26, 2020, there was no outstanding balance on the line of credit.

NOTE 7 — EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.8 million and $2.4 million for the three and nine months ended September 26, 2020, respectively, and $0.7 million and $2.6 million for the three and nine months ended September 28, 2019, respectively. The Company plans to contribute approximately $0.8 million to the plan in matching employee contributions during the remainder of 2020.

Index

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.2 million and $3.9 million for the three and nine months ended September 26, 2020, respectively, and $1.0 million and $3.9 million for the three and nine months ended September 28, 2019, respectively. The Company plans to contribute approximately $1.2 million in supplemental contributions to the plan during the remainder of 2020.

NOTE 8 — INCOME TAXES

The Company’s 2020 and 2019 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.7% and 25.2% for the three and nine months ended September 26, 2020, respectively. The Company’s effective income tax rate was 24.4% and 25.2% for the three and nine months ended September 28, 2019, respectively.

Income tax payments for the three and nine months ended September 26, 2020 totaled $18.2 million and $22.3 million, respectively. Income tax payments for the three and nine months ended September 28, 2019 totaled $0.3 million and $11.8 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2017.

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

NOTE 9 — EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator:
Net income	$24,753	$4,817	$58,685	$24,083
Denominator:
Weighted average number of common shares outstanding – Basic	17,489,642	17,464,238	17,475,819	17,447,908

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	273,635	154,560	259,655	138,723

Weighted average number of common shares outstanding – Diluted	17,763,277	17,618,798	17,735,474	17,586,631

Index

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 10 — COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 352,000 shares remain available for future grants as of September 26, 2020.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were 109,112 restricted stock units issued during the nine months ended September 26, 2020. Total compensation costs related to these restricted stock units are $6.5 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.7 million and $4.4 million for the three and nine months ended September 26, 2020, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 28, 2019, respectively.

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

Selected operating segment financial information follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Sales
Firearms	$145,157	$94,062	$397,335	$301,965
Castings
Unaffiliated	548	937	2,273	3,402
Intersegment	5,996	3,924	15,784	14,090
	6,544	4,861	18,057	17,492
Eliminations	(5,996)	(3,924)	(15,784)	(14,090)
	$145,705	$94,999	$399,608	$305,367

Income (Loss) Before Income Taxes
Firearms	$33,659	$5,778	$78,859	$31,117
Castings	(633)	(101)	(1,356)	(1,135)
Corporate	(132)	696	901	2,202
	$32,894	$6,373	$78,404	$32,184

			September 26, 2020	December 31, 2019
Identifiable Assets
Firearms			$151,339	$163,792
Castings			11,390	11,332
Corporate			147,839	173,837
			$310,568	$348,961

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and nine months ended September 26, 2020 totaled $0.2 million and $0.4 million, respectively. Payments made to the NRA in the three and nine months ended September 28, 2019 totaled $0.4 million and $0.7 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

Index

NOTE 13 — CONTINGENT LIABILITIES

As of September 26, 2020, the Company was a defendant in five (5) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation. Each is discussed in turn below.

Traditional Product Liability Litigation

Two lawsuits mentioned above involve a claim for damages related to an allegedly defective product due to its design and/or manufacture. The lawsuits stem from specific incidents of personal injury and are based on traditional product liability theories such as strict liability, negligence, and/or breach of warranty.

The Company management believes that the allegations in these cases are unfounded, that the incidents are unrelated to the design or manufacture of the firearms involved, and that there should be no recovery against the Company.

Non-Product Litigation

Primus Group LLC v. Smith and Wesson, et al. is a putative class action filed in the United States District Court for the Southern District of Ohio on August 8, 2019. Plaintiff alleges that the defendants’ lawful sale of modern sporting rifles violates the Racketeer Influenced Corrupt Organizations Act and seeks a temporary restraining order (“TRO”) and permanent injunction. On August 20, 2019, the court denied plaintiff’s request for a TRO. On September 3, 2019, defendants filed a motion to dismiss pursuant to Federal Rule of Civil Procedure 12(b)(6). On September 16, 2019, plaintiff filed an Amended Complaint. On October 9, 2019, the court dismissed plaintiff’s Amended Complaint, with prejudice. Plaintiff filed a Notice of Appeal on October 15, 2019 and sought two extensions of time to file its initial brief. Plaintiff’s subsequent motion to hold the appeal in abeyance was granted, though the court also ordered plaintiff to file periodic status reports. Plaintiff filed a series of status reports and eventually requested that the appeal be reactivated. Pursuant to the scheduling order in place currently, the matter should be briefed fully by December 9, 2020.

FN Herstal S.A. v. Sturm, Ruger & Co., Inc. was filed in the United States District Court for the Eastern District of Virginia on March 6, 2020. The Complaint alleges injury and economic loss based upon alleged federal and state trademark infringement and unfair competition. These allegations arise from the Company’s use and efforts to seek registration of “Ruger-57” in connection with the launch of a pistol bearing that mark. The Company believes that the suit lacks any merit and has filed an Answer denying all material allegations and Counterclaims seeking cancellation of certain of Plaintiff’s registered trademarks. Discovery has been initiated and is ongoing.

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

The Manufacturer Defendants filed a Petition to Transfer the case to the Indiana Supreme Court on July 8, 2019. The Petition was denied on November 26, 2019. The case was remanded to the trial court for further proceedings, though there has been no activity since then.

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

NOTE 14 — SUBSEQUENT EVENTS

On September 29, 2020, the United States Bankruptcy Court for the Northern District of Alabama approved the Company’s offer to purchase certain of the assets used to manufacture Marlin firearms from Remington Outdoor Company, Inc. for $30 million in cash.

On September 30, 2020, the Company entered into the Second Amendment to Credit Agreement its bank, which extended the termination date of the Company’s line of credit agreement to September 30, 2021 and modified a financial covenant.

October 23, 2020, the Board of Directors authorized a dividend of 56¢ per share, for shareholders of record as of November 13, 2020, payable on November 27, 2020.

The Company has evaluated events and transactions occurring subsequent to September 26, 2020 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Impact of Covid-19

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic has created significant uncertainty and adversely impacted many industries throughout the global economy. In the first nine months of 2020, the Company did not experience a significant adverse impact on its business resulting from government restrictions on the movement of people, goods, and services. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, the Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted. Management continues to monitor and assess the situation and to prepare for potential implications for the Company’s business, supply chain and customer demand.

From a liquidity perspective, the Company believes it is currently well positioned to manage through this global crisis. At the end of the third quarter of 2020, the Company was debt-free, and had cash and short-term investments totaling $133.6 million and an unused $40.0 million revolving credit facility.

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

Index

The costs of these actions are expected to total approximately $3.5 million in 2020, of which approximately $0.9 million and $2.4 million was recognized during the three and nine months ended September 26, 2020, respectively. The Company has also experienced expense reductions and deferrals in certain areas of our business, including reductions or delays in sponsorships and advertising, reduced conference and trade show participation costs, and reduced travel expenditures. These expense reductions and deferrals approximate $1.1 million and $2.2 million for the three and nine months ended September 26, 2020, respectively.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 50% in the first nine months of 2020 compared to the prior year period. For the same period, NICS background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 68%. These substantial increases may be attributable to increased public concern about personal protection and home defense in reaction to:

•

Some political and public leaders calling for a reduction in funding and limitations on law enforcement activities,

•

Recent protests, demonstrations, and civil unrest in many cities throughout the United States, and

•

The continuing COVID-19 pandemic.

Sales of new products, including the Wrangler, the Ruger-57, the LCP II in .22 LR, the PC Charger, and the AR-556 pistol, represented $87.9 million or 24% of firearm sales in the first nine months of 2020. New product sales include only major new products that were introduced in the past two years.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing seven quarters follow:

	2020			2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Estimated Units Sold from Distributors to Retailers (1)	457,400	501,600	476,800	397,000	295,100	316,300	347,100
Total adjusted NICS Background Checks (thousands) (2)	5,165	5,452	4,841	4,001	2,956	2,828	3,414

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2020			2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	935,200	746,600	626,700	413,900	362,200	257,900	327,100
Orders Received	$284.0	$228.8	$203.0	$121.5	$102.3	$70.3	$104.3
Average Sales Price of Units Ordered	$304	$306	$324	$294	$283	$273	$319
Ending Backlog	$410.1	$255.6	$142.7	$57.8	$44.7	$37.8	$58.9
Average Sales Price of Ending Unit Backlog	$322	$333	$343	$308	$277	$296	$372

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. The Company increased overall production in the first nine months of 2020 by 22% from the first nine months of 2019. Reduced hiring to help maintain the health and safety of employees and the cleanliness of our facilities during the COVID-19 pandemic negatively impacted production in 2020.

Index

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2020			2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	935,200	746,600	626,700	413,900	362,200	257,900	327,100
Units Produced	430,400	374,400	363,300	355,000	286,500	297,900	374,000
Units Shipped	430,700	395,100	398,900	387,500	328,400	288,300	322,000
Average Sales Price of Units Shipped	$337	$328	$285	$269	$286	$329	$351
Ending Unit Backlog	1,271,700	767,200	415,700	187,900	161,500	127,700	158,100

Inventories

During the third quarter of 2020, the Company’s finished goods inventory decreased by 400 units and distributor inventories of the Company’s products decreased by 26,700 units. In the aggregate, total Company and distributor inventories decreased 310,000 units from the end of the third quarter of 2019.

Inventory data for the trailing seven quarters follows:

	2020			2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Units — Company Inventory	10,700	11,100	31,900	67,400	100,000	141,900	132,300
Units — Distributor Inventory (1)(2)	59,300	86,000	192,500	270,400	280,000	246,700	274,700
Total Inventory (3)	70,000	97,100	224,400	337,800	380,000	388,600	407,000

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

Net Sales

Consolidated net sales were $145.7 million for the three months ended September 26, 2020, an increase of 53.4% from $95.0 million in the comparable prior year period.

Index

For the nine months ended September 26, 2020, consolidated net sales were $399.6 million, an increase of 30.9% from $305.4 million in the comparable prior year period.

Firearms net sales were $145.2 million for the three months ended September 26, 2020, an increase of 54.3% from $94.1 million in the comparable prior year period.

For the nine months ended September 26, 2020 firearms net sales were $397.3 million, an increase of 31.6% from $302.0 million in the comparable prior year period.

Firearms unit shipments increased 31.2% and 30.5% for the three and nine months ended September 26, 2020, respectively, from the comparable prior year periods.

Castings net sales were $0.5 million for the three months ended September 26, 2020, a decrease of 41.5% from $0.9 million in the comparable prior year period.

For the nine months ended September 26, 2020, castings net sales were $2.3 million, a decrease of 33.2% from $3.4 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $94.6 million for the three months ended September 26, 2020, an increase of 25.9% from $75.1 million in the comparable prior year period.

Consolidated cost of products sold was $272.4 million for the nine months ended September 26, 2020, an increase of 18.1% from $230.6 million in the comparable prior year period.

Gross margin was 35.1% and 31.8% for the three and nine months ended September 26, 2020, respectively, compared to 20.9% and 24.5% in the comparable prior year periods.

Gross margin for the three and nine months ended September 26, 2020 and September 28, 2019 are illustrated below (in thousands):

	Three Months Ended
	September 26, 2020		September 28, 2019
Net sales	$145,705	100.0%	$94,999	100.0%
Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	93,847	64.4%	77,242	81.3%
LIFO (income) expense	(158)	(0.1)%	584	0.6%
Overhead rate adjustments to inventory	342	0.2%	(2,297)	(2.4)%
Labor rate adjustments to inventory	94	0.1%	(328)	(0.3)%
Product liability	428	0.3%	(69)	(0.1)%
Total cost of products sold	94,553	64.9%	75,132	79.1%
Gross profit	$51,152	35.1%	$19,867	20.9%

	Nine Months Ended
	September 26, 2020		September 28, 2019
Net sales	$399,608	100.0%	$305,367	100.0%
Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls	270,656	67.7%	232,307	76.1%
LIFO expense	194	0.1%	1,772	0.5%
Overhead rate adjustments to inventory	1,158	0.3%	(3,496)	(1.1)%
Labor rate adjustments to inventory	361	0.1%	(398)	(0.1)%
Product liability	863	0.2%	615	0.2%
Product safety bulletins and recalls	(870)	(0.2)%	(200)	(0.1)%
Total cost of products sold	272,362	68.2%	230,600	75.5%
Gross profit	$127,246	31.8%	$ 74,767	24.5%

Index

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls — During the three and nine months ended September 26, 2020, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls decreased as a percentage of sales by 16.9% and 8.4%, respectively, compared with the corresponding 2019 periods, due primarily to the increase in sales and production which resulted in favorable leveraging of fixed costs and a reduction in promotional activities.

LIFO — For the three and nine months ended September 26, 2020, the impact of LIFO was insignificant. In the comparable 2019 periods, the Company recognized LIFO expense resulting in increased cost of products sold of $0.6 million and $1.8 million, respectively.

Overhead Rate Adjustments — The Company uses actual overhead expenses incurred as a percentage of sales-value-of-production over a trailing six month period to absorb overhead expense into inventory. During the three and nine months ended September 26, 2020, the Company became more efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory decreased, resulting in decreases in inventory values of $0.3 million and $1.2 million, respectively, and corresponding increases to cost of products sold.

During the three and nine months ended September 28, 2019, the Company became less efficient in overhead spending and the overhead rates used to absorb overhead expenses into inventory increased, resulting in an increase in inventory values of $2.3 million and $3.5 million, respectively, and a corresponding decrease to cost of products sold.

Labor Rate Adjustments — The Company uses actual direct labor expense incurred as a percentage of sales-value-of-production over a trailing six month period to absorb direct labor expense into inventory. During the three and nine months ended September 26, 2020, the Company became more efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory decreased, resulting in decreases in inventory value of $0.1 million and $0.4 million, respectively, and corresponding increases to cost of products sold in both periods.

During the three and nine months ended September 28, 2019 the Company became less efficient in direct labor utilization and the labor rates used to absorb labor expenses into inventory decreased, resulting in increases in inventory value of $0.3 million and $0.4, respectively, and corresponding decreases to cost of products sold in both periods.

Index

Product Liability — This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. During the three and nine months ended September 26, 2020, product liability expense was $0.4 million and $0.9 million, respectively.

During the three months ended September 28, 2019, product liability expense was de minimis. During the nine months ended September 28, 2019, product liability expense was $0.6 million.

Product Safety Bulletins and Recalls — During the nine months ended September 26, 2020 the estimated costs remaining for product safety bulletins and recalls was reduced, which reduced cost of sales $0.9 million for the period. There was no impact in the three months ended September 26, 2020.

During the nine months ended September 28, 2019, the estimated costs remaining for the product safety bulletin was reduced, which reduced cost of sales by $0.2 million for the period. There was no impact in the three months ended September 28, 2019.

Gross Profit — As a result of the foregoing factors, for the three and nine months ended September 26, 2020, gross profit was $51.2 million and $127.2 million, respectively, an increase of $31.3 million and $52.4 million, respectively, from $19.9 million and $74.8 million, respectively, in the comparable prior year periods.

Gross profit as a percentage of sales increased to 35.1% and 31.8% in the three and nine months ended September 26, 2020, respectively, from 20.9% and 24.5% in the comparable prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.3 million for the three months ended September 26, 2020, an increase of $4.0 million or 28.0% from $14.3 million in the comparable prior year period. Selling, general and administrative expenses were $50.2 million for the nine months ended September 26, 2020, an increase of $4.9 million or 10.9% from $45.3 million in the comparable prior year period. These increases were primarily attributable to increased sales and compensation expenses.

Index

Other income, net

Other income, net was de minimis for the three months and $1.4 million for the nine months ended September 26, 2020, respectively, which was a decrease from $0.8 million and $2.7 million for the three and nine months ended September 28, 2019 as a result of reduced interest rates earned on short-term investments in 2020 compared to 2019.

Income Taxes and Net Income

The Company's 2020 and 2019 effective tax rates differ from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.7% and 25.2% for the three and nine months ended September 26, 2020, respectively. The Company’s effective income tax rate was 24.4% and 25.2% for the three and nine months ended September 28, 2019, respectively.

As a result of the foregoing factors, consolidated net income was $24.8 million and $58.7 million for the three and nine months ended September 26, 2020, respectively. This represents an increase of 413.9% and 143.7% from $4.8 million and $24.1 million in the comparable prior year periods.

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

EBITDA was $40.1 million for the three months ended September 26, 2020, an increase of 200.7% from $13.3 million in the comparable prior year period.

For the nine months ended September 26, 2020 EBITDA was $99.1 million, an increase of 87.7% from $52.8 million in the comparable prior year period.

Non-GAAP Reconciliation — EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$24,753	$ 4,817	$58,685	$24,083

Income tax expense	8,141	1,556	19,719	8,101
Depreciation and amortization expense	7,215	7,486	21,644	22,458
Interest income	(112)	(611)	(1,072)	(1,973)
Interest expense	114	90	166	141
EBITDA	$40,111	$13,338	$99,142	$52,810

Index

Financial Condition

Liquidity

At the end of the third quarter of 2020, the Company’s cash and short-term investments totaled $133.6 million. Pre-LIFO working capital of $192.9 million, less the LIFO reserve of $47.3 million, resulted in working capital of $145.6 million and a current ratio of 3.2 to 1.

Operations

Cash provided by operating activities was $82.0 million for the nine months ended September 26, 2020, compared to $8.9 million for the comparable prior year period. The increase in cash provided in the nine months ended September 26, 2020 is primarily attributable to the increased net income and the significant decrease in inventory in the current period.

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

Investing and Financing

Capital expenditures for the nine months ended September 26, 2020 totaled $8.0 million, a decrease from $9.2 million in the comparable prior year period. In 2020, the Company expects to spend approximately $20 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Index

Dividends of $104.1 million were paid during the nine months ended September 26, 2020, reflecting the quarterly dividends and a $5.00 per share special dividend paid in August 2020. On October 22, 2020, the Board of Directors authorized a 56¢ dividend for shareholders of record as of November 13, 2020, payable on November 27, 2020. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds. The Company has financed its dividends with cash provided by operations and current cash.

The Company purchases United States Treasury instruments which mature within one year with available cash. At September 26, 2020, the Company’s investment in these instruments totaled $104.0 million.

No shares were repurchased in the nine months ended September 26, 2020. During the nine months ended September 28, 2019, the Company repurchased 44,500 shares of its common stock for $2.0 million in the open market. The average price per share purchased was $44.83. These purchases were funded with cash on hand. As of September 26, 2020, $86.7 million remained authorized for future stock repurchases.

On September 29, 2020, the United States Bankruptcy Court for the Northern District of Alabama approved the Company’s offer to purchase certain of the assets used to manufacture Marlin firearms from Remington Outdoor Company, Inc. The Company will pay the $30 million purchase price from cash on hand at the time of closing, which is expected to occur in the fourth quarter of 2020.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on September 30, 2021, was unused at September 26, 2020 and the Company has no debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the nine months ended September 26, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 26, 2020.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2020, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of September 26, 2020, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019 and implemented internal controls to ensure the Company adequately evaluated its lease obligations and properly assessed the impact of the new accounting standard related to recognition of right-of-use assets and lease liabilities on its financial statements. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2020 and implemented internal controls to ensure the Company adequately accounted for any potential credit losses on financial assets. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of either of the new standards. The Company has not experienced any material impact to its internal controls over financial reporting as a result of the COVID-19 pandemic.

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

The Company has reported all cases instituted against it through June 27, 2020, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There was one lawsuit formally instituted against the Company during the three months ending September 26, 2020. Benjamin Jeffry Pegg v. Shane David Hoffman, et al, was filed in Wise County, Texas on July 14, 2020.

ITEM 1A. RISK FACTORS

The COVID-19 pandemic should be added to the Company’s risk factors included in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There were no other material changes during the three months ended September 26, 2020 to the risk factors disclosed in Item 1A. Risk Factors in the Company’s 2019 Annual Report.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.
Date: October 28, 2020	S/	THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer