Form 10-K
period 2020-12-31
STURM RUGER & CO INC
filed 2021-02-17
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter such period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [☒] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ] Emerging growth company [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [☒]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2020:

Common Stock, $1 par value - $1,313,936,500

The number of shares outstanding of the registrant's common stock as of February 12, 2021: Common Stock, $1 par value - 17,545,000 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders to be held May 12, 2021 are incorporated by reference into Part III (Items 10 through 14) of this Report.

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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. and Subsidiary (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the year ended December 31, 2020 were from the firearms segment, with approximately 1% from the castings segment. Export sales represent approximately 4% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company primarily offers products in three industry product categories – rifles, pistols, and revolvers. The Company’s firearms are sold through independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in the firearms segment and has minimal sales to outside customers. The castings and MIM parts sold to outside customers, either directly or through manufacturers’ representatives, represented approximately 1% of the Company’s total sales for the year ended December 31, 2020.

On November 23, 2020, the Company acquired substantially all of the Marlin Firearms assets. The agreement to purchase these assets emanated from the Remington Outdoor Company, Inc. bankruptcy and was approved by the United States Bankruptcy Court for the Northern District of Alabama on September 30, 2020. The purchase price of approximately $28.3 million was paid with available cash on hand. These assets have been moved to the Company’s facilities where manufacturing cells that will produce Marlin rifles will be established. Shipments of Marlin rifles are anticipated in the latter half of 2021.

For the years ended December 31, 2020, 2019, and 2018, net sales attributable to the Company's firearms operations were $565.9 million, $406.3 million and $490.6 million. The balance of the Company's net sales for the aforementioned periods was attributable to its castings operations.

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

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Net sales of rifles by the Company accounted for $234.3 million, $200.6 million, and $258.1 million of total net sales for the years 2020, 2019, and 2018, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Net sales of pistols by the Company accounted for $198.1 million, $124.8 million, and $144.3 million of revenues for the years 2020, 2019, and 2018, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Net sales of revolvers by the Company accounted for $79.1 million, $56.8 million, and $63.3 million of revenues for the years 2020, 2019, and 2018, respectively.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for $54.1 million, $24.1 million, and $25.0 million of total net sales for the years 2020, 2019, and 2018, respectively.

Castings Products

Net sales attributable to the Company’s casting operations (excluding intercompany transactions) accounted for $3.0 million, $4.2 million, and $5.0 million, for 2020, 2019, and 2018, respectively. These sales represented approximately 1% of total net sales in each of these years.

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

In 2020, the Company’s largest customers and the percent of firearms sales they represented were as follows: Sports South - 22%; Lipsey’s - 22%; and Davidson’s - 18%.

In 2019, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 26%; Sports South - 22%; and Davidson’s - 15%.

In 2018, the Company’s largest customers and the percent of firearms sales they represented were as follows: Davidson’s - 21%; Lipsey’s - 20%; and Sports South - 16%.

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

Human Capital

The Company is an equal opportunity employer dedicated to the attraction, development, and retention of our employees by providing a preferred work environment that promotes and celebrates our core values of Integrity, Respect, Innovation and Teamwork. Our goal is to develop, retain and reward passionate and dedicated employees.

As of February 1, 2021, the Company employed approximately 1,870 full-time employees, approximately 26% of whom had at least ten years of service with the Company.

The Company attracts candidates and retains employees by offering competitive compensation packages, which include:

•

Base wages or salary,

•

Profit sharing,

•

Medical and welfare coverage,

•

Holidays and other “paid time off” (PTO), and

•

401(k) plan participation.

The Company believes its compensation packages:

•

Provide a base level of compensation to reflect an individual’s role and responsibilities;

•

Recognize and reward employees for the Company’s success; and

•

Provide for the safety, security and well-being of employees.

Our primary vehicle for human capital development is Ruger University, whose mission is to:

•

Enhance the understanding of our industry, Company and culture,

•

Strengthen the technical, interpersonal and leadership skills of each employee, and

•

Allow employees to positively change their own lives while creating value for all Ruger stakeholders.

In addition to the competitive compensation package and the development of employees, the Company retains its employees by maintaining a safe, responsible, and preferred workplace. The Company is committed to conducting business in conformance with the highest ethical standards and in compliance with all relevant legal and regulatory requirements. The “Code of Business Conduct and Ethics” and the “Corporate Compliance Program” are two active programs that guide the Company’s practices to achieve these goals.

During the global outbreak of the Coronavirus disease 2019 (“COVID-19”), the Company took many proactive steps to maintain the health and safety of its employees and maintain a preferred workplace. These actions included:

•

Providing all hourly employees with additional COVID-19 PTO;

•

Encouraging employees to work remotely, wherever possible, and implementing social distancing throughout each manufacturing facility, including in every manufacturing cell;

•

Through dedicated facility nurses, confidentially communicating with and assisting employees with potential health issues;

•

Restricting visitor access to avoid introducing new people to the factory environment;

•

Implementing additional cleaning, sanitizing, improved ventilation and other health and safety processes to maintain a clean and safe workplace; and

•

Providing all employees with multiple facemask coverings and other personal protective equipment and mandating their use at all times in our facilities.

To assess and improve employee retention and engagement, the Company surveys employees on an annual basis with the assistance of a third-party consultant, and takes actions to address areas of employee concern and build on the competencies that are important for our future success.

Research and Development

In 2020, 2019, and 2018, the Company spent approximately $8.0 million, $8.2 million, and $8.5 million, respectively, on research and development activities relating to new products and the improvement of existing products. Research and development expenses are included in costs of products sold. As of February 1, 2021, the Company had approximately 65 employees whose primary responsibilities were research and development activities.

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

Name	Age	Position With Company

Christopher J. Killoy	62	President and Chief Executive Officer

Thomas A. Dineen	52	Senior Vice President, Treasurer, and Chief Financial Officer

Thomas P. Sullivan	60	Senior Vice President of Operations

Kevin B. Reid, Sr.	60	Vice President, General Counsel, and Corporate Secretary

Shawn C. Leska	49	Vice President, Sales

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

The sale, purchase, ownership, and use of firearms are subject to thousands of federal, state and local governmental regulations. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. Federal law generally prohibits the private ownership of fully automatic weapons manufactured after 1986 and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons and holds all necessary licenses under these federal laws. If the scope of the National Firearms Act is expanded to regulate firearms currently regulated by the Gun Control Act, it could make acquisition of commonly owned and used firearms more expensive and complicated for consumers, which could have a material adverse impact on demand for Company products. Several states currently have laws in effect similar to the aforementioned legislation.

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

Currently, federal and several states’ legislatures are considering additional legislation relating to the regulation of firearms. These proposed bills are numerous and extremely varied, but many seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. Other legislation seeks to require new technologies, such as microstamping and so-called “smart gun” technology, which are not proven, reliable or feasible. Such legislation became effective in California in 2013, which has limited our ability to sell certain products in California. If similar legislation is enacted in other states, or at the Federal level, it could effectively ban or severely limit the sale of affected firearms. There also are legislative proposals to limit magazine capacity.

The Company believes that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. However, there can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company. Numerous bills regulating the ownership of firearms have been proposed at the state and federal levels, and these bills propose a wide variety of restrictions including, for example, limiting the number of firearms that may be purchased in a specified time, increasing the age for ownership, imposing additional licensing or registration requirements, creating additional restrictions on certain, common firearm features, and levying new taxes on firearms and/or ammunition.

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

The COVID-19 pandemic has created significant uncertainty and adversely impacted many industries throughout the global economy. Thus far, the Company has been able to mitigate the impact of COVID-19 through its proactive measures. However, as this pandemic continues, it is unknown how it may impact the Company in the future. The extent to which it impacts the Company’s operations, financial results, cash flow, and financial condition is difficult to predict and dependent upon many factors over which the Company has no control. These factors include, but are not limited to, the duration and severity of the pandemic; government restrictions on businesses and individuals; potential significant adverse impacts on the Company’s employees, customers, suppliers, or service providers; the impact on U.S. and global economies and the timing and rate of economic recovery; and potential adverse effects on the financial markets, any of which could negatively impact the Company.

The Company’s results of operations could be adversely affected by litigation.

The Company faces risks arising from various asserted and unasserted litigation matters. These matters include, but are not limited to, assertions of allegedly defective product design or manufacture, alleged failure to warn, purported class actions against firearms manufacturers, generally seeking relief such as medical expense reimbursement, property damages, and punitive damages arising from accidents involving firearms or the criminal misuse of firearms, and those lawsuits filed on behalf of municipalities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as final adverse judgment, significant settlement or changes in applicable law. A future adverse outcome in any one or more of these matters could have a material adverse effect on the Company’s financial results. See Note 20 to the financial statements which are included in this Annual Report on Form 10-K.

The Company relies upon relationships with financial institutions.

The Company utilizes the services of numerous financial institutions, including banks, insurance carriers, transfer agents, and others. Anti-gun politicians, gun-control activists, and others may target these institutions and attempt to pressure them into ceasing to do business with the Company, or to use financial relationships to impose unacceptable and improper restrictions on the Company’s business, which could have a material adverse impact on our business, operating results, and financial condition.

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

The Newport, New Hampshire, Prescott, Arizona, Mayodan, North Carolina, and Earth City, Missouri facilities are critical to the Company’s success. These facilities house the Company’s principal production, research, development, engineering, design, and shipping operations. Any event that causes a disruption of the operation of any of these facilities for even a relatively short period of time could have a material adverse effect on the Company’s ability to produce and ship products and to provide service to its customers.

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

The lack of available raw materials or component parts could disrupt or even cease the Company’s manufacturing operations. Even if manufacturing operations are not disrupted, increased costs of raw materials and component parts could adversely affect the Company’s financial results.

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

The integration of Marlin branded firearms may be more difficult than anticipated.

If we are unable to execute our strategy related to the acquisition of Marlin assets and we are not able to manufacture Marlin branded firearms to the planned level of quality, quantity, cost effectiveness, or timeliness as planned, our financial condition, results of operations, and reputation would suffer.

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

The Company has other facilities that were not used in its manufacturing operations in 2020:

	Approximate Aggregate Usable Square Feet	Status	Segment

Southport, Connecticut	25,000	Owned	Corporate

Newport, New Hampshire (Dorr Woolen Building)	45,000	Owned	Firearms

Enfield, Connecticut	10,000	Leased	Firearms

Rochester, New Hampshire	2,000	Leased	Firearms

Fairport, New York	3,700	Leased	Corporate

Madison, North Carolina	130,000	Leased	Firearms

There are no mortgages or any other major encumbrance on any of the real estate owned by the Company.

The Company’s principal executive offices are located in Southport, Connecticut.

ITEM 3—LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 20 to the financial statements, which are included in this Form 10-K.

The Company has reported all cases instituted against it through September 26, 2020, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending December 31, 2020.

ITEM 4—MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 5, 2021, the Company had 1,756 stockholders of record.

Issuer Repurchase of Equity Securities

In 2019 the Company repurchased shares of its common stock. In 2018 and 2020, the Company did not repurchase any shares of its common stock. Details of the purchases in 2019 follow:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

Third Quarter 2019
July 28 to August 24	44,500	44.83	44,500	$86,710,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2020 approximately $86.7 million remained authorized for share repurchases.

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Recreation and Russell 2000 Index
(Performance Results Through 12/31/20)

Assumes $100 invested at the close of trading 12/15 in Sturm, Ruger & Co., Inc. common stock, Standard & Poor’s 500, Recreation, and Russell 2000 Index.

* Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

	2015	2016	2017	2018	2019	2020
Sturm, Ruger & Co., Inc.	$100.00	$90.83	$98.68	$95.86	$86.15	$129.36
Standard & Poor’s 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.05
Recreation	$100.00	$108.32	$130.22	$114.26	$150.75	$165.22
Russell 2000 Index	$100.00	$121.31	$139.08	$123.77	$156.60	$188.27

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2020:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
			—
2017 Stock Incentive Plan	362,165	—	351,867
Equity compensation plans not approved by security holders
None.
Total	362,165	—	351,867

*	Restricted stock units are settled in shares of common stock or the cash equivalent. Accordingly, the weighted-average exercise price is not applicable.

ITEM 6 — SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

December 31,	2020	2019	2018	2017	2016
Net firearms sales	$565,863	$406,326	$490,607	$517,701	$658,433
Net castings sales	3,005	4,180	5,028	4,555	5,895
Total net sales	568,868	410,506	495,635	522,256	664,328
Cost of products sold	377,427	310,958	361,277	368,248	444,774
Gross profit	191,441	99,548	134,358	154,008	219,554
Income before income taxes	120,981	43,027	68,714	77,646	135,921
Income taxes	30,583	10,736	17,781	25,504	48,449
Net income	90,398	32,291	50,933	52,142	87,472
Basic earnings per share	5.17	1.85	2.92	2.94	4.62
Diluted earnings per share	5.09	1.82	2.88	2.91	4.59
Cash dividends per share	$6.51	$0.82	$1.10	$1.36	$1.73

December 31,	2020	2019	2018	2017	2016
Working capital	$152,612	$188,072	$160,998	$114,107	$133,870
Total assets	348,258	348,961	335,532	284,318	346,879
Total stockholders’ equity	264,699	285,458	264,242	230,149	265,900
Book value per share	$15.13	$16.05	$15.14	$13.21	$14.23
Return on stockholders’ equity	32.9%	11.8%	20.6%	21.0%	35.4%
Current ratio	2.9 to 1	4.1 to 1	3.3 to 1	3.2 to 1	2.7 to 1
Common shares outstanding	17,495,900	17,450,500	17,458,000	17,427,100	18,688,500
Number of stockholders of record	1,727	1,675	1,652	1,664	1,678
Number of employees	1,839	1,609	1,811	1,838	2,120
Number of temporary employees	1	0	11	2	310

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

Impact of Covid-19

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic has created significant uncertainty and adversely impacted many industries throughout the global economy. In 2020, the Company was able to mitigate the adverse impact on its business resulting from government restrictions on the movement of people, goods, and services. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, the Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted. Management continues to monitor and assess the situation and to prepare for potential implications for the Company’s business, supply chain and customer demand.

From a liquidity perspective, the Company believes it is currently well positioned to manage through this global crisis. At the end of 2020, the Company was debt-free, and had cash and short-term investments totaling $141.2 million and an unused $40.0 million revolving credit facility.

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

The costs of these actions totaled approximately $3.6 million in 2020. The Company has also experienced expense reductions and deferrals in certain areas of our business, including reductions or delays in sponsorships and advertising, reduced conference and trade show participation costs, and reduced travel expenditures. These expense reductions and deferrals approximated $2.9 million in 2020.

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

The ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. The Company estimates that COVID related costs of $1.5 million to $3 million will be incurred in 2021.

Results of Operations - 2020

Product Demand

The estimated sell-through of the Company’s products from the independent distributors to retailers in 2020 increased 44% from 2019. For the same period, the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 60%.

These substantial increases may be attributable to increased public concern about personal protection and home defense in reaction to:

•

Some political and public leaders calling for a reduction in funding and limitations on law enforcement activities,

•

Protests, demonstrations, and civil unrest in many cities throughout the United States,

•

The continuing COVID-19 pandemic, and

•

Concern about possible legislation that could curtail or limit gun ownership rights by both state and Federal governments.

New products represented $111.2 million or 22% of firearms sales in 2020, compared to $102.0 million or 26% of firearms sales in 2019. New product sales include only major new products that were introduced in the past two years. In 2020, new products included the Wrangler revolver, the Ruger-57 pistol, the LCP II in .22 LR pistol, the PC Charger, and the AR-556 pistol.

Estimated sell-through from distributors to retailers and total adjusted NICS background checks:

	2020	2019	2018

Estimated Units Sold from Distributors to Retailers (1)	1,948,900	1,355,500	1,654,600

Total Adjusted NICS Background Checks (2)	21,084,000	13,199,000	13,116,000

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

Adjusted NICS data can be impacted by changes in state laws and regulations and any directives and interpretations issued by governmental agencies. For example, the use of state issued permits to carry firearms, in lieu of NICS background checks, for certain transactions was significantly curtailed in 2020. This resulted in increases in adjusted NICS background checks for Alabama and Michigan of 95% and 180%, respectively. Excluding these states, adjusted NICS increased 56%, compared with a reported increase of 60%, in 2020.

Orders Received and Ending Backlog

The Company uses the estimated unit sell-through of our products from the independent distributors to retailers, along with inventory levels at the independent distributors and at the Company, as the key metrics for planning production levels.

Orders Received in 2020 increased 149% from 2019. Our ending order backlog of 1,511,900 units at December 31, 2020 increased 1,324,000 units from a backlog of 187,900 units at December 31, 2019.

The units ordered, value of orders received and ending backlog, net of Federal Excise Tax, for the trailing three years are as follows (dollars in millions, except average sales price):

	2020	2019	2018

Orders Received	$992.9	$398.4	$430.0

Average Sales Price of Orders Received	$326	$293	$281

Ending Backlog	$516.6	$57.8	$55.6

Average Sales Price of Ending Backlog	$342	$308	$364

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels and manage inventories. These reviews resulted in an increase in total unit production of 26% in 2020 compared to 2019. Reduced hiring to help maintain the health and safety of employees and the cleanliness of our facilities during the COVID-19 pandemic negatively impacted production in 2020.

Annual Summary Unit Data

Firearms unit data for orders, production, and shipments follows:

	2020	2019	2018

Units Ordered	3,041,700	1,361,100	1,531,100

Units Produced	1,659,100	1,313,400	1,610,300

Units Shipped	1,717,700	1,326,200	1,633,000

Average Sales Price	$329	$306	$300

Units – Backlog	1,511,900	187,900	153,000

Inventories

The Company’s finished goods inventory decreased by 58,600 units during 2020.

Distributor inventories of the Company’s products decreased by 231,200 units during 2020 and are significantly below the level needed to support rapid fulfillment of retailer demand. In the aggregate, total Company and distributor inventories decreased by 86% in 2020.

Inventory data follows:

	December 31,
	2020	2019	2018

Units – Company Inventory	8,800	67,400	80,300

Units – Distributor Inventory (3)	39,200	270,400	299,700

Total inventory (4)	48,000	337,800	380,000

(3)

Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2020, as compared to year ended December 31, 2019:

Net Sales

Consolidated net sales were $568.9 million in 2020. This represents an increase of $158.4 million or 38.6% from 2019 consolidated net sales of $410.5 million.

Firearms segment net sales were $565.9 million in 2020. This represents an increase of $159.6 million or 39.3% from 2019 firearms net sales of $406.3 million. Firearms unit shipments increased 29.5% in 2020.

Casting segment net sales were $3.0 million in 2020. This represents a decrease of $1.2 million or 28.1% from 2019 casting sales of $4.2 million.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $377.4 million in 2020. This represents an increase of $66.4 million or 21.4% from 2019 consolidated cost of products sold of $311.0 million.

The gross margin was 33.7% in 2020. This represents an increase from 24.3% in 2019 as illustrated below:

(in thousands)
Year Ended December 31,	2020		2019

Net sales	$568,868	100%	$410,506	100%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls	375,489	65.9%	313,769	76.4%

LIFO expense	879	0.2%	796	0.2%

Overhead rate adjustments to inventory	472	0.1%	(3,710)	(0.9)%

Labor rate adjustments to inventory	318	0.1%	(415)	(0.1)%

Product liability	1,139	0.2%	718	0.2%

Product safety bulletins and recalls	(870)	(0.2)%	(200)	(0.1)%

Total cost of products sold	377,427	66.3%	310,958	75.7%

Gross profit	$191,441	33.7%	$99,548	24.3%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls- In 2020, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability and safety bulletins and recalls decreased 10.5% as a percentage of sales compared to 2019. This decrease was due primarily to to the significant increase in sales and production which resulted in favorable leveraging of fixed costs and a reduction in promotional activities.

LIFO- The Company recognized LIFO expense in 2020 and 2019 of $0.9 million and $0.8 million, respectively, which increased cost of products sold in both periods.

Overhead Rate Change- The net impact on inventory in 2020 and 2019 from the change in the overhead rates used to absorb overhead expenses into inventory was a decrease of $0.5 million and an increase of $3.7 million, respectively, reflecting increased overhead efficiency in 2020 and decreased overhead efficiency in 2019. The increase in inventory value in 2020 resulted in a corresponding decrease to cost of products sold and the decrease in inventory value in 2019 resulted in a corresponding increase to cost of products sold.

Labor Rate Adjustments- In 2020, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was a decrease of $0.3 million, reflecting increased labor efficiency. This decrease in inventory value resulted in a corresponding increase to cost of products sold. In 2019, the change in inventory value resulting from the change in the labor rates used to absorb labor expenses into inventory was an increase of $0.4 million, reflecting decreased labor efficiency. This increase in inventory value resulted in a corresponding decrease to cost of products sold.

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $1.1 million and $0.7 million in 2020 and 2019, respectively. See Note 20 in the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

Product Safety Bulletins and Recalls- In October 2018, the Company issued a safety bulletin announcing that some Ruger American Pistols chambered in 9mm may exhibit premature wear of the locking surfaces between the slide and barrel. The Company offered a free retrofit to customers of affected pistols and recorded a $1.0 million expense in 2018, which was the expected total cost of the safety bulletin. In 2019 and 2020, the estimated costs remaining for the product safety bulletin was reduced, which decreased cost of sales by $0.2 million and $0.9 million in 2019 and 2020, respectively.

Gross Profit- Gross profit was $191.4 million or 33.7% of sales in 2020. This is an increase of $91.9 million from 2019 gross profit of $99.5 million or 24.3% of sales in 2019.

Selling, General and Administrative

Selling, general and administrative expenses were $72.3 million in 2020, an increase of $12.2 million from $60.1 million in 2019, and a decrease from 14.6% of sales in 2019 to 12.7% of sales in 2020. The increase in expense was primarily attributable to increased sales and incentive compensation expenses and the decrease in the percentage of sales was attributable to the significant increase in sales.

Other Operating Income, net

Other operating income, net was de minimis in 2020 and 2019.

Operating Income

Operating income was $119.1 million or 20.9% of sales in 2020. This is an increase of $79.7 million from 2019 operating income of $39.4 million or 9.6% of sales.

Royalty Income

Royalty income was $0.8 million in 2020 and $0.7 million in 2019.

Interest Income

Interest income was $1.1 million in 2020, a decrease of $1.5 million from $2.6 million in 2019, due to decreased interest rates earned on short-term investments in 2020.

Interest Expense

Interest expense was $0.2 million and $0.2 million in 2020 and 2019, respectively.

Other Income, Net

Other income, net was $0.1 million in 2020, a decrease of $0.5 million from $0.6 million in 2019.

Income Taxes and Net Income

The effective income tax rate was 25.3% in 2020 and 25.0% in 2019.

As a result of the foregoing factors, consolidated net income was $90.4 million in 2020. This represents an increase of $58.1 million from 2019 consolidated net income of $32.3 million.

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

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2020	2019

Net income	$90,398	$32,291

Income tax expense	30,583	10,736
Depreciation and amortization expense	27,576	29,331
Interest expense	191	192
Interest income	(1,126)	(2,594)
EBITDA	$147,622	$69,956

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

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2020
	Q4	Q3	Q2	Q1

Units Ordered	733,200	935,200	746,600	626,700

Units Produced	491,000	430,400	374,400	363,300

Units Shipped	493,000	430,700	395,100	398,900

Estimated Units Sold from Distributors to Retailers	513,100	457,400	501,600	476,800

Total Adjusted NICS Background Checks	5,626,000	5,165,000	5,452,000	4,841,000

Average Unit Sales Price	$342	$337	$328	$285

Units – Backlog	1,511,900	1,271,700	767,200	415,700

Units – Company Inventory	8,800	10,700	11,100	31,900

Units – Distributor Inventory (5)	39,200	59,300	86,000	192,500

	2019
	Q4	Q3	Q2	Q1

Units Ordered	413,900	362,200	257,900	327,100

Units Produced	355,000	286,500	297,900	374,000

Units Shipped	387,500	328,400	288,300	322,000

Estimated Units Sold from Distributors to Retailers	397,000	295,100	316,300	347,100

Total Adjusted NICS Background Checks	4,001,000	2,956,000	2,828,000	3,414,000

Average Unit Sales Price	$269	$286	$329	$351

Units – Backlog	187,900	161,500	127,700	158,100

Units – Company Inventory	67,400	100,000	141,900	132,300

Units – Distributor Inventory (5)	270,400	280,000	246,700	274,700

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2020
	Q4	Q3	Q2	Q1

Orders Received	$277.1	$284.0	$228.8	$203.0

Average Sales Price of Orders Received	$352	$304	$306	$324

Ending Backlog	$516.6	$410.1	$255.6	$142.7

Average Sales Price of Ending Backlog	$342	$322	$333	$343

	2019
	Q4	Q3	Q2	Q1

Orders Received	$121.5	$102.3	$70.3	$104.3

Average Sales Price of Orders Received	$294	$283	$273	$319

Ending Backlog	$57.8	$44.7	$37.8	$58.9

Average Sales Price of Ending Backlog	$308	$277	$296	$372

Fourth Quarter Gross Profit Analysis

The gross margin for the fourth quarter of 2020 and 2019 was 37.9% and 23.6%, respectively. Details of the gross margin are illustrated below:

(in thousands)
Three Months Ended December 31,	2020		2019

Net sales	$169,260	100.0%	$105,139	100.0%

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, and product liability	104,833	61.9%	81,462	77.4%

LIFO expense (income)	685	0.4%	(976)	(0.9)%

Overhead rate adjustments to inventory	(686)	(0.4)%	(214)	(0.2)%

Labor rate adjustments to inventory	(42)	-	(18)	—

Product liability	276	0.2%	103	0.1%

Total cost of products sold	105,066	62.1%	80,357	76.4%

Gross profit	$64,194	37.9%	$24,782	23.6%

Note: For a discussion of the captions in the above table, please see the “Cost of Products Sold and Gross Profit” discussion above.

Results of Operations - 2019

Year ended December 31, 2019, as compared to year ended December 31, 2018:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2019	2018	2017

Units Ordered	1,361,100	1,531,100	1,298,800

Units Produced	1,313,400	1,610,300	1,610,900

Units Shipped	1,326,200	1,633,000	1,665,300

Average Sales Price	$306	$300	$311

Units – Backlog	187,900	153,000	254,900

Units – Company Inventory	67,400	80,300	102,900

Units – Distributor Inventory (1)	270,400	299,700	321,300

Castings Setups	62,548	83,401	91,715

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2019	2018	2017

Orders Received	$398.4	$430.0	$386.2

Average Sales Price of Orders Received (2)	$293	$281	$297

Ending Backlog	$57.8	$55.6	$75.4

Average Sales Price of Ending Backlog (2)	$308	$364	$296

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls- In 2019, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability and safety bulletins and recalls increased 4.8% as a percentage of sales compared to 2018. This increase was due primarily to the decrease in sales and production which resulted in unfavorable deleveraging of fixed costs.

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

Product Liability- This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters. These costs totaled $0.7 million and $1.5 million in 2019 and 2018, respectively. See Note 20 in the notes to the financial statements “Contingent Liabilities” for further discussion of the Company’s product liability.

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

Other Income, Net

Other income, net was $0.6 million in 2019, a decrease of $0.4 million from $1.0 million in 2018.

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

Financial Condition

Liquidity

At December 31, 2020, the Company had cash and cash equivalents of $20.1 million and $121.0 million in short term investments. Our pre-LIFO working capital of $200.6 million, less the LIFO reserve of $48.0 million, resulted in working capital of $152.6 million and a current ratio of 2.9 to 1.

Operations

Cash provided by operating activities was $143.8 million, $49.6 million, and $119.8 million in 2020, 2019, and 2018, respectively. The increase in cash provided in 2020 compared to 2019 is primarily attributable to significantly increased earnings in 2020, decreased inventories in 2020, and increased employee compensation and benefit accruals in 2020.

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

Investing and Financing

Capital expenditures were $24.2 million, $20.3 million, and $10.5 million in 2020, 2019, and 2018, respectively. In 2021, the Company expects capital expenditures to approximate $20 million, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the budgeted amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

On November 23, 2020, the Company acquired substantially all of the Marlin Firearms assets, consisting of inventory, machinery and equipment, and intangibles. The agreement to purchase these assets emanated from the Remington Outdoor Company, Inc. bankruptcy and was approved by the United States Bankruptcy Court for the Northern District of Alabama on September 30, 2020. The purchase price of approximately $28.3 million was paid with available cash on hand. These assets have been moved to the Company’s facilities where manufacturing cells that will produce Marlin rifles will be established. Shipments of Marlin rifles are anticipated in the latter half of 2021.

As of December 31, 2020, the Company had $121.0 million of United States Treasury instruments which mature within one year.

In 2019, the Company repurchased 44,500 shares of its common stock for $2.0 million in the open market. The average price per share purchased was $44.83. These purchases were funded with cash on hand. No shares were repurchased in 2018 and 2020.

At December 31, 2020, $86.7 million remained authorized for future share repurchases.

The Company paid dividends totaling $113.9 million, $14.3 million, and $19.2 million in 2020, 2019, and 2018, respectively. The increase in the dividends paid in 2020 is attributable to a $5.00 per share special dividend paid in August 2020, and increased earnings compared to prior years. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On February 12, 2021, the Company’s Board of Directors authorized a dividend of 71¢ per share to shareholders of record on March 12, 2021. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash, and the Company’s need for funds.

The Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on September 30, 2021, remained unused at December 31, 2020 and the Company has no debt.

Contractual Obligations

The table below summarizes the Company’s significant contractual obligations at December 31, 2020, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at December 31, 2020.

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

Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$2,831	$559	$457	$375	$1,440
Purchase Obligations	$70,143	$70,143	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance sheet Under GAAP	—	—	—	—	—

Total	$72,974	$70,702	$457	$375	$1,440

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Firearms Legislation and Litigation

See Item 1A - Risk Factors and Note 20 to the financial statements which are included in the Annual Report on Form 10-K for a discussion of firearms legislation and litigation.

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

Since 2018, two of the Company’s independent domestic wholesale distributors filed for bankruptcy protection. Additionally, three of the Company’s smaller independent domestic wholesale distributors discontinued their firearms distribution operations in 2019. Currently, there are 14 domestic distributors. Additionally, the Company has 41 and 26 distributors servicing the export and law enforcement markets, respectively.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new guidance requires financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected through application of the current expected credit losses model. The model requires an estimate of the credit losses expected over the life of an exposure or pool of exposures. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This pronouncement is effective for fiscal years beginning after Dec. 15, 2019. The Company has completed its assessment and adopted the new guidance effective January 1, 2020. The adoption of the new guidance did not have a material impact to the Company.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Sturm, Ruger & Company, Inc. and Subsidiary's (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and our report dated February 17, 2021 expressed an unqualified opinion.

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

February 17, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiary (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 17, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Inventory Reserves

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated net inventories balance was $29.1 million as of December 31, 2020. The Company’s inventories are valued at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. The Company values its inventory under the LIFO method at the end of each year based on the inventory levels and the prevailing inventory costs existing at that time. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products.

We identified the LIFO inventory reserve as a critical audit matter because of the significant assumptions, manual calculations and judgements used by management in the LIFO reserves. Auditing management’s assumptions was complex and required a high degree of auditor judgement and subjectivity when performing audit procedures and evaluating the audit evidence obtained.

Our audit procedures related to the Company’s LIFO inventory reserve included the following, among others:

•

We obtained an understanding of the relevant controls related to the LIFO inventory reserve and tested such controls for operating effectiveness, including controls related to the review of the significant assumptions related to expected future demand and historical sales.

•

We tested management's process for determining the inventory reserves, including:

○

Tested the completeness, accuracy, and relevance of the underlying data used in management's estimates of slow-moving and obsolete inventory and the LIFO reserve

○

Tested the calculations and application of management’s methodologies related to the valuation estimate of the LIFO reserve.

/s/RSM US LLP

We have served as the Company's auditor since 2005.

Stamford, Connecticut

February 17, 2021

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2020	2019

Assets

Current Assets
Cash and cash equivalents	$20,147	$35,420
Short-term investments	121,007	129,488
Trade receivables, net	57,876	52,640

Gross inventories	80,487	79,011
Less LIFO reserve	(48,016)	(47,137)
Less excess and obsolescence reserve	(3,394)	(3,573)
Net inventories	29,077	28,301

Prepaid expenses and other current assets	6,266	3,467
Total Current Assets	234,373	249,316

Property, Plant, and Equipment	393,843	372,482
Less allowances for depreciation	(323,110)	(298,568)
Net property, plant and equipment	70,733	73,914

Deferred income taxes	1,530	5,393
Other assets	41,622	20,338
Total Assets	$348,258	$348,961

See accompanying notes to consolidated financial statements.

December 31,	2020	2019

Liabilities and Stockholders’ Equity

Current Liabilities

Trade accounts payable and accrued expenses	$37,078	$29,771
Contract liabilities with customers (Note 3)	84	9,623
Product liability	1,052	735
Employee compensation and benefits	37,275	14,273
Workers’ compensation	6,272	5,619
Income taxes payable	-	1,223
Total Current Liabilities	81,761	61,244

Lease liability (Note 8)	1,724	2,176
Product liability accrual	74	83

Contingent liabilities (Note 20)	—	—

Stockholders’ Equity
Common stock, non-voting, par value $1:
Authorized shares – 50,000; none issued
Common stock, par value $1:
Authorized shares – 40,000,000
2020 – 24,205,749 issued,
17,495,851 outstanding
2019 – 24,160,424 issued,
17,450,526 outstanding	24,206	24,160
Additional paid-in capital	43,468	38,683
Retained earnings	342,615	368,205
Less: Treasury stock – at cost
2020 – 6,709,898 shares
2019 – 6,709,898 shares	(145,590)	(145,590)
Total Stockholders’ Equity	264,699	285,458
Total Liabilities and Stockholders’ Equity	$348,258	$348,961

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2020	2019	2018

Net firearms sales	$565,863	$406,326	$490,607
Net castings sales	3,005	4,180	5,028
Total net sales	568,868	410,506	495,635

Cost of products sold	377,427	310,958	361,277

Gross profit	191,441	99,548	134,358

Operating Expenses:
Selling	33,332	29,775	35,111
General and administrative	39,013	30,344	32,248
Other operating expense (income), net	(52)	54	(10)
Total operating expenses	72,293	60,173	67,349

Operating income	119,148	39,375	67,009

Other income:
Royalty income	814	698	804
Interest income	1,126	2,594	211
Interest expense	(191)	(192)	(330)
Other income, net	84	552	1,020
Total other income, net	1,833	3,652	1,705

Income before income taxes	120,981	43,027	68,714

Income taxes	30,583	10,736	17,781

Net income and comprehensive income	$90,398	$32,291	$50,933

Basic Earnings Per Share	$5.17	$1.85	$2.92

Diluted Earnings Per Share	$5.09	$1.82	$2.88

Cash Dividends Per Share	$6.51	$0.82	$1.10

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2017	$24,092	$28,329	$321,323	$(143,595)	$230,149
Net income			50,933		50,933
Dividends paid			(19,201)		(19,201)
Stock-based compensation		5,809			5,809
Vesting of RSU’s		(816)			(816)
Common stock issued – compensation plans	31	(31)			—
Unpaid dividends accrued			(405)		(405)
Adoption of ASC 606 (Note 3)			(2,227)		(2,227)
Balance at December 31, 2018	24,123	33,291	350,423	(143,595)	264,242
Net income			32,291		32,291
Dividends paid			(14,319)		(14,319)
Stock-based compensation		6,330			6,330
Vesting of RSU’s		(901)			(901)
Common stock issued – compensation plans	37	(37)			—
Unpaid dividends accrued			(190)		(190)
Repurchase of 44,500 shares of common stock				(1,995)	(1,995)
Balance at December 31, 2019	24,160	38,683	368,205	(145,590)	285,458
Net income			90,398		90,398
Dividends paid			(113,896)		(113,896)
Stock-based compensation		6,128			6,128
Vesting of RSU’s		(1,297)			(1,297)
Common stock issued – compensation plans	46	(46)			—
Unpaid dividends accrued			(2,092)		(2,092)
Balance at December 31, 2020	$24,206	$43,468	$342,615	$(145,590)	$264,699

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2020	2019	2018

Operating Activities
Net income	$90,398	$32,291	$50,933
Adjustments to reconcile net income to cash provided by operating activities, net of effects of acquisition:
Depreciation and amortization	27,576	29,331	31,972
Stock-based compensation	6,128	6,330	5,809
Excess and obsolescence inventory reserve	-	1,046	(185)
(Gain) loss on sale of assets	(52)	54	(10)
Deferred income taxes	3,863	(2,424)	(4,371)
Changes in operating assets and liabilities:
Trade receivables	(5,236)	(7,609)	15,051
Inventories	10,624	2,073	8,479
Trade accounts payable and accrued expenses	7,954	(3,646)	939
Contract liability to customers	(9,539)	2,146	5,250
Employee compensation and benefits	20,910	(6,646)	6,009
Product liability	308	(354)	353
Prepaid expenses, other assets and other liabilities	(7,905)	(888)	(3,757)
Income taxes payable	(1,223)	(2,117)	3,340
Cash provided by operating activities	143,806	49,587	119,812

Investing Activities
Property, plant, and equipment additions	(24,229)	(20,296)	(10,541)
Purchase of Marlin assets	(28,316)	-	-
Purchases of short-term investments	(369,439)	(282,738)	(114,259)
Proceeds from maturity of short-term investments	377,920	267,576	—
Net proceeds from sale of assets	178	14	10
Cash used for investing activities	(43,886)	(35,444)	(124,790)

Financing Activities
Dividends paid	(113,896)	(14,319)	(19,201)
Repurchase of common stock	-	(1,995)	—
Payment of employee withholding tax related to share-based compensation	(1,297)	(901)	(816)
Cash used for financing activities	(115,193)	(17,215)	(20,017)

Decrease in cash and cash equivalents	(15,273)	(3,072)	(24,995)
Cash and cash equivalents at beginning of year	35,420	38,492	63,487
Cash and cash equivalents at end of year	$20,147	$35,420	$38,492

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

The Company manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and utilizes available capacity to manufacture and sell investment castings and MIM parts to unaffiliated, third-party customers. Castings were approximately 1% of the Company’s total sales for the year ended December 31, 2020.

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

Business Combination

On September 26, 2020, the Company entered into an Asset Purchase Agreement (the "Agreement") with the Remington Outdoor Company, Inc. and each of the subsidiaries of the Remington Outdoor Company, Inc. (collectively, “Remington”) to purchase substantially all of the assets (the “Marlin Assets”) used to manufacture Marlin Firearms (the “Marlin Acquisition”). The agreement to purchase these assets emanated from the Remington Outdoor Company, Inc. bankruptcy and was approved by the United States Bankruptcy Court for the Northern District of Alabama on September 30, 2020. The Marlin Acquisition was conducted through a Bankruptcy Court-supervised process, subject to Bankruptcy Court-approved bidding procedures, approval of the transactions by the Bankruptcy Court, and the satisfaction of certain closing conditions. The Company closed on the Marlin Acquisition on November 23, 2020.

The Agreement provided that, upon the terms and subject to the conditions set forth therein, Remington sold, transferred and assigned to the Company the Marlin Assets (as defined in the Agreement) for a purchase price of $28.3 million in cash. The Marlin Assets include the following assets, among other things, equipment, inventory, and all intellectual property related to Marlin, including the Marlin names and marks, and all derivatives thereof.

The primary purpose of the Marlin Acquisition was to manufacture and sell Marlin branded firearms and generate shareholder value. The Marlin brand aligns with the Ruger brand and the Marlin product portfolio will widen the Company’s diverse product offerings. The transaction was funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations. ASC-805 requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired, using the bottom up approach, to estimate their value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets was recorded as goodwill. Our estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the period in which such revised estimates are identified.

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

As of December 31, 2020, all of the Company’s short-term investments are U.S. Treasury instruments (Level 1), maturing within one year. Such securities are classified as held to maturity, since the Company has the intent and ability to do so, and are carried at cost plus accrued interest, which approximates fair value.

The fair value of inventory acquired as part of business combination is based on a third-party valuation utilizing the comparable sales method which is based on Level 2 and Level 3 inputs. The fair value of property, plant and equipment acquired as part of business combination is based on a third-party valuation utilizing the indirect method of cost approach, which is based on Level 2 and Level 3 inputs. The fair value of patents acquired as part of business combination is based on a third-party valuation utilizing the replacement cost method, which is based on Level 2 and Level 3 inputs. The fair value of the remaining intangible assets as part of business combination are based on a third-party valuation utilizing discounted cash flow methods that involves inputs, which are not observable in the market (Level 3).

Accounts Receivable

The Company establishes an allowance for doubtful accounts based on the creditworthiness of its customers and historical experience. While the Company uses the best information available to make its evaluation, future adjustments to the allowance for doubtful accounts may be necessary if there are significant changes in economic and industry conditions or any other factors considered in the Company’s evaluation. Bad debt expense has been immaterial during each of the last three years. The Company mitigates its credit risk by maintaining credit insurance on most of its significant customers.

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

Goodwill

Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists by the amount the fair value of a reporting unit to which goodwill has been allocated is less than their respective carrying values. The impairment for goodwill is limited to the total amount of goodwill allocated to the reporting unit. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2020, 2019, and 2018, were $2.7 million, $2.6 million, and $2.9 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $3.9 million, $3.9 million, and $4.8 million in 2020, 2019, and 2018, respectively.

Research and Development

In 2020, 2019, and 2018, the Company spent approximately $8.0 million, $8.2 million, and $8.5 million, respectively, on research and development activities relating to new products and the improvement of existing products. These costs are expensed as incurred.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new guidance requires financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected through application of the current expected credit losses model. The model requires an estimate of the credit losses expected over the life of an exposure or pool of exposures. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This pronouncement is effective for fiscal years beginning after Dec. 15, 2019. The Company has completed its assessment and adopted the new guidance effective January 1, 2020. The adoption of the new guidance did not have a material impact to the Company.

2.Acquisition of Marlin Assets

As described in Note 1, the Company closed on the Marlin Acquisition on November 23, 2020. The Company paid $28.3 million dollars in cash for the Marlin Assets from Remington.

The Marlin Acquisition was accounted for in accordance with ASC Topic 805, Business Combinations. Accordingly, the total purchase price has been allocated to tangible assets based on their fair value and the intangibles and goodwill have been allocated on a provisional basis at the date of acquisition. The Company assumed no liabilities in this transaction. These allocations reflect various provisional estimates that were available at the time and are subject to change during the purchase price allocation period until the valuations are finalized. The Company is in the process of evaluating the inventory, machinery and equipment, tooling, and fixtures that were acquired late in 2020.

The following table summarizes the Company's preliminary fair value of the assets acquired, as of November 23, 2020, for the Company’s Marlin Acquisition.

Purchase Price
Cash paid to sellers	$28,300

Purchase Price Allocation
Assets Acquired
Inventory	$11,400
Machinery and equipment	5,000
Tradename and trademarks	7,800
Patents	2,500
Customer Relationships	1,000
Goodwill	600
Net Assets Acquired	$28,300

Identifiable assets acquired were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 1 - Significant Accounting Policies.

The Machinery and Equipment acquired in the Marlin Acquisition is classified as deposits on capital items in Other Assets on the Company’s Consolidated Balance Sheet at December 31, 2020.

Intangible assets acquired in the Marlin Acquisition are reflected in Other Assets on the Company’s Consolidated Balance Sheet at December 31, 2020. Intangible assets are amortized over their estimated remaining useful lives using a straight-line methodology.

Remaining Economic Useful Life
Tradename and trademarks	20 years
Patents	20 years
Customer Relationships	15 years

The purchase price exceeded the fair value of the tangible assets because of expected growth of the business, resulting in goodwill being recognized in the transaction, which is deductible for tax purposes. The Company incurred acquisition related costs of $1.7 million, which are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income for the fiscal year ended December 31, 2020.

The pro forma impact of the acquisition and the results of operations attributable to Marlin in 2019 and 2020 have not been presented, as they are not material to the Company’s consolidated results of operations. The impact on sales and gross margin was no more than 5% of the reported amounts in either period, the trend in annual sales growth was unchanged, and the impact on gross margin percentage was less than 1%, in both periods.

3.Revenue Recognition and Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, applied to those contracts for which all performance obligations were not completed as of that date. Under the modified retrospective method, results for reporting periods beginning after January 1, 2018 are presented using the guidance of ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the previous guidance provided in ASC Topic 605, Revenue Recognition.

The impact of the adoption of ASC 606 on revenue recognized during the years ended December 31, 2020 and December 31, 2019 is as follows:

	2020	2019	2018
Contract liabilities with customers at January 1,	$9,623	$7,477	$6,950
Revenue recognized	(14,570)	(16,352)	(20,653)
Revenue deferred	5,031	18,498	21,180
Contract liabilities with customers at December 31,	$84	$9,623	$7,477

During the year ended December 31, 2020, the Company deferred $5.0 million of revenue, offset by the recognition of $14.6 million of revenue previously deferred as the performance obligations relating to the shipment of free products were satisfied. This resulted in a net increase in firearms sales for the year ended December 31, 2020 of $9.6 million and a deferred contract revenue liability at December 31, 2020 of $0.1 million. The deferred revenue balance is significantly reduced due to the absence of promotions in the fourth quarter of 2020. The Company estimates that revenue from this deferred contract liability will be recognized in the first quarter of 2021.

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

4.Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2020	2019

Trade receivables	$59,442	$54,110
Allowance for doubtful accounts	(400)	(400)
Allowance for discounts	(1,166)	(1,070)
	$57,876	$52,640

In 2020, the largest individual trade receivable balances accounted for 30%, 15%, and 14% of total trade receivables, respectively.

In 2019, the largest individual trade receivable balances accounted for 31%, 18%, and 12% of total trade receivables, respectively.

5.Inventories

Inventories consist of the following:

December 31,	2020	2019

Inventory at FIFO
Finished goods	$2,878	$13,131
Materials and products in process	77,609	65,880
Gross inventories	80,487	79,011
Less: LIFO reserve	(48,016)	(47,137)
Less: excess and obsolescence reserve	(3,394)	(3,573)
Net Inventories	$29,077	$28,301

In 2019 inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases, the effect of which decreased 2019 costs of products sold by approximately $0.2 million.

6.Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2020	2019

Land and improvements	$2,686	$2,671
Buildings and improvements	55,076	53,692
Machinery and equipment	285,869	270,426
Dies and tools	50,212	45,693
Property, plant and equipment	393,843	372,482
Less allowances for depreciation	(323,110)	(298,568)
Net property, plant and equipment	$70,733	$73,914

7.Other Assets

Other assets consist of the following:

December 31,	2020	2019

Patents, at cost	$9,859	$7,181
Accumulated amortization	(5,071)	(4,780)
Deposits on capital items	22,255	11,886
Right-of-use assets	2,124	2,610
Marlin trade name	7,800	-
Other	4,655	3,441
	$41,622	$20,338

The capitalized cost of patents is amortized using the straight-line method over their useful lives. The cost of patent amortization was $0.3 million in 2020, 2019, and 2018. The estimated annual patent amortization cost for each of the next five years is $0.4 million. Costs incurred to maintain existing patents are charged to expense in the year incurred. The Marlin trade name will be amortized using the straight-line method over its useful life. The estimated annual trade name amortization cost for each of the next five years is $0.4 million. The intangible asset related to Marlin customer relationships are included in Other above and will be amortized using the straight-line method over its useful life. The estimated annual customer relationship name amortization cost for each of the next five years is $0.1 million.

8.Leased Assets

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02. The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company adopted the provisions of ASU 2016-02 using the effective interest method on January 1, 2019 and recorded right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2020:

	Balance Sheet Line Item	December 31, 2020

Right-of-use assets	Other assets	$2,124
Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$451
Noncurrent portion	Lease liabilities	1,724
Total operating lease liabilities		$2,175

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company calculates an incremental borrowing rate to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2020:

2021	$559
2022	244
2023	213
2024	215
2025	160
Thereafter	1,440
Total undiscounted future minimum lease payments	2,831
Less: Difference between undiscounted lease payments & the present value of future lease payments	(656)
Total operating lease liabilities	$2,175

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of December 31, 2020 is 11.5 years.

9. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2020	2019

Trade accounts payable	$12,796	$8,339
Federal excise taxes payable	14,332	10,670
Accrued other	9,950	10,762
	$37,078	$29,771

10. Line of Credit

The Company has a $40 million unsecured revolving line of credit with a bank. This facility is renewable annually and terminates on September 30, 2021. Borrowings under this facility bear interest at the one-month LIBOR rate (0.14763% at December 31, 2020) plus 150 basis points. The Company is charged one-quarter of a percent (0.25%) per year on the unused portion. At December 31, 2020, the Company was in compliance with the terms and covenants of the credit facility, which remains unused. At December 31, 2019, the Company was in compliance with the terms and covenants of a previous credit facility.

11. Employee Benefit Plans

The Company sponsors a qualified defined-contribution 401(k) plan that covers substantially all of its employees. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions to their individual 401(k) accounts using the “safe harbor” guidelines provided in the Internal Revenue Code. Expenses related to matching employee contributions to the 401(k) plan were $3.3 million, $3.2 million, and $3.1 million in 2020, 2019, and 2018, respectively.

Additionally, in 2020, 2019, and 2018 the Company provided discretionary supplemental contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $5.6 million, $5.0 million, and $5.3 million in 2020, 2019, and 2018, respectively.

12.Other Operating Income, Net

Other operating income, net consists of the following:

Year ended December 31,	2020	2019	2018

Gain (loss) on sale of operating assets	$52	$(54)	$10

13. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2017.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2020		2019		2018
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$20,201	$3,696	$10,705	$(1,911)	$17,574	$(3,265)
State	6,519	167	2,455	(513)	3,859	(387)
	$26,720	$3,863	$13,160	$(2,424)	$21,433	$(3,652)

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.4	3.6	4.0
Other items	(0.1)	0.4	0.9
Effective income tax rate	25.3%	25.0%	25.9%

The Tax Cuts and Jobs Act of 2017 lowered the statutory corporate tax rate from 35% to 21% for years beginning after December 31, 2017. The Company estimates that its effective tax rate in 2021 will approximate 25%.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2020	2019
Deferred tax assets
Product Liability	$285	$203
Employee compensation and benefits	2,548	2,263
Allowances for doubtful accounts and discounts	445	3,761
Inventories	954	978
Stock-based compensation	3,353	3,064
Other	1,443	1,637
Total deferred tax assets	9,028	11,906
Deferred tax liabilities:
Depreciation	6,638	5,631
Other	860	882
Total deferred tax liabilities	7,498	6,513
Net deferred tax assets	$1,530	$5,393

The Company made income tax payments of approximately $30.6 million, $16.0 million, and $18.1 million, during 2020, 2019, and 2018, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

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

14.Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2020	2019	2018

Numerator:
Net income	$90,398	$32,291	$50,933
Denominator:
Weighted average number of common shares outstanding – Basic	17,486,054	17,461,421	17,450,658
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	283,802	317,411	203,973
Weighted average number of common shares outstanding – Diluted	17,769,856	17,778,832	17,654,631

15.Stock Repurchases

In 2019 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

Third Quarter 2019
July 28 to August 24	44,500	$44.83	44,500
Total	44,500	$44.83	44,500	$86,710,000

All of these purchases were made with cash held by the Company and no debt was incurred. No shares were repurchased in 2018 and 2020.

At December 31, 2020, approximately $87 million remained authorized for share repurchases.

16.Compensation Plans

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 352,000 shares remain available for future grants as of December 31, 2020.

Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock, using either the actual share price or an estimated value using the Monte Carlo valuation model. The total stock-based compensation cost included in the Statements of Income was $6.1 million, $6.3 million, and $5.8 million in 2020, 2019, and 2018, respectively.

Stock Options

There were no stock options granted in 2020, 2019, or 2018 and no stock options outstanding at December 31, 2020.

The following table summarizes the stock option activity of the 2007 SIP:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2017	11,838	$8.95	$6.69	1.3
Granted	—	—	—	—
Exercised	(4,616)	8.28	6.90	—
Canceled	(1,750)	8.69	4.57	0.3
Outstanding at December 31, 2018	5,472	9.60	7.20	0.9
Granted	—	—	—	—
Exercised	(5,472)	9.60	7.20	—
Canceled	—	—	—	—
Outstanding at December 31, 2019	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at December 31, 2020	—	—	—	—
Exercisable Options Outstanding at December 31, 2020	—	—	—	—
Non-Vested Options Outstanding at December 31, 2020	—	$—	$—	—

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2020, 6,244 deferred stock awards were issued to non-employee directors that will vest in May 2021 and 8,078 deferred stock awards were issued to non-employee directors that will vest in May 2023.

In 2019, 6,337 deferred stock awards were issued to non-employee directors that vested in May 2020 and 7,720 deferred stock awards were issued to non-employee directors that will vest in May 2022.

In 2018, 5,767 deferred stock awards were issued to non-employee directors that vested in May 2019 and 6,751 deferred stock awards were issued to non-employee directors that will vest in May 2021.

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.9 million in 2020 and $0.7 in 2019 and 2018.

At December 31, 2020, there was $0.7 million of unrecognized compensation cost related to deferred stock that is expected to be recognized over a period of three years.

Restricted Stock Units

The Company grants restricted stock units (RSU’s) to senior employees. Some of these RSU’s are retention awards and have only time-based vesting. Other RSU’s have a vesting “double trigger.” The vesting of these RSU’s is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors, including stock performance relative to industry indices, return on net operating assets, and the passage of time.

During 2020, 95,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $5.7 million, of which $1.1 million was recognized in 2020. The costs are being recognized ratably over the remaining periods required before the units vest, which range from 24 to 26 months.

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

At December 31, 2020, there was $7.0 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a period of 2.3 years.

17.Operating Segment Information

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

Year ended December 31,	2020	2019	2018
Net Sales
Firearms	$565,863	$406,326	$490,607
Castings
Unaffiliated	3,005	4,180	5,028
Intersegment	22,254	18,425	22,946
	25,259	22,605	27,974
Eliminations	(22,254)	(18,425)	(22,946)
	$568,868	$410,506	$495,635
Income (Loss) Before Income Taxes
Firearms	$120,732	$40,814	$70,311
Castings	(1,000)	(797)	(2,240)
Corporate	1,249	3,010	643
	$120,981	$43,027	$68,714
Identifiable Assets
Firearms	$174,500	$163,792	$166,975
Castings	11,959	11,332	10,850
Corporate	161,799	173,837	157,707
	$348,258	$348,961	$335,532
Depreciation
Firearms	$25,126	$27,149	$29,542
Castings	2,158	1,875	2,083
	$27,284	$29,024	$31,625
Capital Expenditures
Firearms	$19,253	$19,570	$9,689
Castings	4,976	726	852
	$24,229	$20,296	$10,541

In 2020, the Company’s largest customers and the percent of firearms sales they represented were as follows: Sports South - 22%; Lipsey’s - 22%; and Davidson’s - 18%.

In 2019, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 26%; Sports South - 22%; and Davidson’s - 15%.

In 2018, the Company’s largest customers and the percent of firearms sales they represented were as follows: Davidson’s - 21%; Lipsey’s - 20%; and Sports South - 16%.

The Company’s assets are located entirely in the United States and domestic sales represented at least 95% of total sales in 2020, 2019, and 2018.

18.Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2020:

Three Months Ended

	3/28/20	6/27/20	9/26/20	12/31/20
Net Sales	$123,639	$130,264	$145,705	$169,260
Gross profit	36,009	40,085	51,152	64,195
Net income	15,338	18,594	24,753	31,713
Basic earnings per share	0.88	1.06	1.42	1.81
Diluted earnings per share	$0.87	$1.05	$1.39	$1.78

Three Months Ended

	3/30/19	6/29/19	9/28/19	12/31/19
Net Sales	$114,039	$96,329	$94,999	$105,139
Gross profit	32,597	22,302	19,867	24,782
Net income	13,033	6,233	4,817	8,208
Basic earnings per share	0.75	0.36	0.28	0.47
Diluted earnings per share	$0.74	$0.35	$0.27	$0.46

19.Related Party Transactions

From time to time, the Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. The Company paid the NRA $0.6 million, $0.8 million and $0.7 million in 2020, 2019 and 2018, respectively.

20.Contingent Liabilities

As of December 31, 2020, the Company was a defendant in five (5) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation. Each is discussed in turn below.

Traditional Product Liability Litigation

Two lawsuits mentioned above involve a claim for damages related to an allegedly defective product due to its design and/or manufacture. The lawsuits stem from a specific incident of personal injury and are based on traditional product liability theories such as strict liability, negligence, and/or breach of warranty.

The Company management believes that the allegations in these cases are unfounded, that the incidents are unrelated to the design or manufacture of the firearms involved, and that there should be no recovery against the Company.

Non-Product Litigation

Primus Group LLC v. Smith and Wesson, et al. is a putative class action filed in the United States District Court for the Southern District of Ohio on August 8, 2019. Plaintiff alleges that the defendants’ lawful sale of modern sporting rifles violates the Racketeer Influenced Corrupt Organizations Act and seeks a temporary restraining order (“TRO”) and permanent injunction. On August 20, 2019, the court denied plaintiff’s request for a TRO. On September 3, 2019, defendants filed a motion to dismiss pursuant to Federal Rule of Civil Procedure 12(b)(6). On September 16, 2019, plaintiff filed an Amended Complaint. On October 9, 2019, the court dismissed plaintiff’s Amended Complaint, with prejudice. Plaintiff filed a Notice of Appeal on October 15, 2019. The parties fully briefed the appeal and the Court of Appeals for the Sixth Circuit entered an order affirming the dismissal on February 8, 2021.

FN Herstal S.A. v. Sturm, Ruger & Co., Inc. was filed in the United States District Court for the Eastern District of Virginia on March 6, 2020. The Complaint alleges injury and economic loss based upon alleged federal and state trademark infringement and unfair competition. These allegations arise from the Company’s use and efforts to seek registration of “Ruger-57” in connection with the launch of a pistol bearing that mark. The Company believes that the suit lacks any merit and has filed an Answer denying all material allegations and Counterclaims seeking cancellation of certain of Plaintiff’s registered trademarks. Discovery will close on March 9, 2021 and a pretrial conference is scheduled for March 12, 2021.

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

A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $1.1 million and $0.1 million at December 31, 2020 and 2019, respectively, are set forth as an indication of possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

During 2020, one (1) traditional product liability lawsuit was filed against the Company and one (1) was resolved. As of December 31, 2020, the Company was a defendant in three (3) lawsuits involving its products, including two (2) traditional lawsuits and one (1) municipal lawsuit.

During 2019, two (2) traditional product liability lawsuits were filed against the Company and three (3) were resolved. As of December 31, 2019, the Company was a defendant in three (3) lawsuits involving its products, including two (2) traditional lawsuits and one (1) municipal lawsuit.

The Company’s product liability expense was $1.1 million in 2020, $0.7 million in 2019, $1.5 million in 2018. This expense includes the cost of outside legal fees, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2020 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2018	$819	731	(183)	(195)	$1,172

2019	$1,172	(37)	(240)	(77)	$818

2020	$818	300	8	—	$1,126

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2018	$731	783	$1,514

2019	$(37)	755	$718

2020	$300	839	$1,139

Notes

(a)

The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)

The expense accrued in the liability is for legal fees only. In 2019, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

21.Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2020 and 2019 balance sheets approximate carrying values at those dates.

22.Subsequent Events

On February 12, 2021, the Company’s Board of Directors authorized a dividend of 71¢ per share to shareholders of record on March 12, 2021.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2020 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2020. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO in 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted an unqualified certification of our Chief Executive Officer to the New York Stock Exchange in 2020. The Company has also filed, as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act of 2002.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders scheduled to be held May 12, 2021, which will be filed with the SEC in April 2021.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders scheduled to be held May 12, 2021, which will be filed with the SEC in April 2021.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders scheduled to be held May 12, 2021, which will be filed with the SEC in April 2021.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders scheduled to be held May 12, 2021, which will be filed with the SEC in April 2021.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders scheduled to be held May 12, 2021.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders scheduled to be held May 12, 2021, which will be filed with the SEC in April 2021.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Exhibits and Financial Statement Schedule

	(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

	(2)	Schedule can be found on Page 94 of this Form 10-K

	(3)	Listing of Exhibits:

		Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

		Exhibit 3.2	Bylaws of the Company, as amended through November 12, 2019.

		Exhibit 4.1	Description of the Company’s Securities.

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

Exhibit 10.5

Amended and Restated Agreement, dated November 10, 2020, by and between the Company and Christopher J. Killoy  (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on November 12, 2020).

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

Exhibit 10.9

Asset Purchase Agreement, dated September 26, 2020, by and among Sturm, Ruger & Co., Inc. and Remington Outdoor Company, Inc. and each of the subsidiaries of Remington Outdoor Company, Inc. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on October 1, 2020).

Exhibit 10.10

Second Amendment to Credit Agreement, dated September 30, 2020, by and between the Company and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on October 5, 2020).

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

Exhibit 101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

February 17, 2021
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/CHRISTOPHER J. KILLOY	2/17/21	S/JOHN A. COSENTINO, JR.	2/17/21
Christopher J. Killoy Chief Executive Officer, Director (Principal Executive Officer)		John A. Cosentino, Jr. Director

S/C. MICHAEL JACOBI	2/17/21	S/RONALD C. WHITAKER	2/17/21
C. Michael Jacobi Director		Ronald C. Whitaker Director

S/AMIR P. ROSENTHAL	2/17/21	S/PHILLIP C. WIDMAN	2/17/21
Amir P. Rosenthal Director		Phillip C. Widman Director

S/TERRENCE G. O’CONNOR	2/17/21	S/SANDRA S. FROMAN	2/17/21
Terrence G. O’Connor Director		Sandra S. Froman Director

S/MICHAEL O. FIFER	2/17/21	S/THOMAS A. DINEEN	2/17/21
Michael O. Fifer Director		Thomas A. Dineen Principal Financial Officer Principal Accounting Officer, Senior Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended through November 12, 2019.

Exhibit 4.1	Description of the Company’s Securities.

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

Exhibit 10.5

Amended and Restated Agreement, dated November 10, 2020, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on November 12, 2020).

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

EXHIBIT INDEX (continued)

Exhibit 10.8	The Sturm, Ruger & Company, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on March 27, 2017)

Exhibit 10.9

Asset Purchase Agreement, dated September 26, 2020, by and among Sturm, Ruger & Co., Inc. and Remington Outdoor Company, Inc. and each of the subsidiaries of Remington Outdoor Company, Inc. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on October 1, 2020).

Exhibit 10.10

Second Amendment to Credit Agreement, dated September 30, 2020, by and between the Company and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on October 5, 2020).

Exhibit 23.1	Consent of RSM US LLP	94

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	95

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	97

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	100

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith

YEAR ENDED DECEMBER 31, 2020

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)

FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2020	$400	$—		$—		$400
Year ended December 31, 2019	$400	$—		$—		$400
Year ended December 31, 2018	$400	$—		$—		$400

Allowance for discounts:
Year ended December 31, 2020	$1,070	$12,482		$12,386	(a)	$1,166
Year ended December 31, 2019	$929	$9,222		$9,081	(a)	$1,070
Year ended December 31, 2018	$1,225	$10,704		$11,000	(a)	$929

Excess and obsolete inventory reserve:
Year ended December 31, 2020	$3,573	$(179)		$—	(b)	$3,394
Year ended December 31, 2019	$2,527	$1,199		$153	(b)	$3,573
Year ended December 31, 2018	$2,698	$1,377		$1,548	(b)	$2,527

(a)	Discounts taken
(b)	Inventory written off