Form 10-Q
period 2021-04-03
STURM RUGER & CO INC
filed 2021-05-05
CIK 95029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 3, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 1-10435

STURM, RUGER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Lacey Place, Southport, Connecticut	06890
(Address of principal executive offices)	(Zip code)

(203) 259-7843

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	RGR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock as of April 30, 2021: 17,583,600.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	April 3, 2021	December 31, 2020
		(Note)
Assets

Current Assets
Cash	$24,137	$20,147
Short-term investments	121,997	121,007
Trade receivables, net	73,165	57,876

Gross inventories (Note 4)	80,215	80,487
Less LIFO reserve	(48,465)	(48,016)
Less excess and obsolescence reserve	(2,996)	(3,394)
Net inventories	28,754	29,077

Prepaid expenses and other current assets	4,195	6,266
Total Current Assets	252,248	234,373

Property, plant and equipment	399,176	393,843
Less allowances for depreciation	(330,356)	(323,110)
Net property, plant and equipment	68,820	70,733

Deferred income taxes	—	1,530
Other assets	43,061	41,622
Total Assets	$364,129	$348,258

Note:

The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	April 3, 2021	December 31, 2020
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$34,934	$37,078
Contract liabilities with customers (Note 3)	—	84
Product liability	944	1,052
Employee compensation and benefits	21,287	37,275
Workers’ compensation	6,620	6,272
Income taxes payable	9,260	—
Total Current Liabilities	73,045	81,761

Product liability accrual	74	74
Lease liability (Note 5)	1,654	1,724
Deferred income taxes	876	—

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2021 – 24,293,493 issued, 17,583,595 outstanding
2020 – 24,205,749 issued, 17,495,851 outstanding	24,293	24,206
Additional paid-in capital	41,961	43,468
Retained earnings	367,816	342,615
Less: Treasury stock – at cost
2021 – 6,709,898 shares
2020 – 6,709,898 shares	(145,590)	(145,590)
Total Stockholders’ Equity	288,480	264,699
Total Liabilities and Stockholders’ Equity	$364,129	$348,258

Note:

The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net firearms sales	$183,603	$122,765
Net castings sales	774	874
Total net sales	184,377	123,639

Cost of products sold	111,811	87,630

Gross profit	72,566	36,009

Operating expenses:
Selling	8,088	7,636
General and administrative	12,522	8,210
Total operating expenses	20,610	15,846

Operating income	51,956	20,163

Other income:
Interest income	8	566
Interest expense	(25)	(25)
Other income, net	451	107
Total other income, net	434	648

Income before income taxes	52,390	20,811

Income taxes	14,198	5,473

Net income and comprehensive income	$38,192	$15,338

Basic earnings per share	$2.18	$0.88

Diluted earnings per share	$2.16	$0.87

Weighted average number of common shares outstanding - Basic	17,559,624	17,461,524

Weighted average number of common shares outstanding - Diluted	17,718,481	17,719,418

Cash dividends per share	$0.71	$0.18

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2020	$24,206	$43,468	$342,615	$(145,590)	$264,699
Net income and comprehensive income	—	—	38,192		38,192
Common stock issued – compensation plans	87	(87)			—
Vesting of RSUs		(4,801)			(4,801)
Dividends paid			(12,484)		(12,484)
Unpaid dividends accrued		—	(507)		(507)
Recognition of stock-based compensation expense		3,381			3,381
Balance at April 3, 2021	$24,293	$41,961	$367,816	$(145,590)	$288,480

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating Activities
Net income	$38,192	$15,338
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,501	7,214
Stock-based compensation	3,381	1,354
(Gain) loss on sale of assets	(11)	—
Deferred income taxes	2,406	1,530
Changes in operating assets and liabilities:
Trade receivables	(15,289)	(3,196)
Inventories	323	10,012
Trade accounts payable and accrued expenses	(1,836)	(266)
Contract liability to customers	(84)	(1,060)
Employee compensation and benefits	(16,495)	127
Product liability	(108)	(58)
Prepaid expenses, other assets and other liabilities	530	(2,384)
Income taxes payable	9,260	2,460
Cash provided by operating activities	27,770	31,071

Investing Activities
Property, plant and equipment additions	(5,516)	(4,094)
Proceeds from sale of assets	11	—
Purchases of short-term investments	(146,992)	(89,535)
Proceeds from maturities of short-term investments	146,002	69,448
Cash used for investing activities	(6,495)	(24,181)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(4,801)	(1,297)
Dividends paid	(12,484)	(3,034)
Cash used for financing activities	(17,285)	(4,331)

Increase in cash and cash equivalents	3,990	2,559

Cash and cash equivalents at beginning of period	20,147	35,420

Cash and cash equivalents at end of period	$24,137	$37,979

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended April 3, 2021 may not be indicative of the results to be expected for the full year ending December 31, 2021. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Business Combination:

On November 23, 2020, the Company acquired substantially all of the assets used to manufacture Marlin Firearms from the Remington Outdoor Company, Inc. and each of the subsidiaries of the Remington Outdoor Company, Inc. for a purchase price of $28.3 million in cash. The transaction was funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations, which requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired, using the bottom up approach, to estimate their value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets was recorded as goodwill. Our estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the period in which such revised estimates are identified. No such adjustments were recorded in the three months ended April 3, 2021.

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

Index

NOTE 3 — REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three months ended April 3, 2021 and March 28, 2020 is as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Contract liabilities with customers at beginning of period	$84	$9,623
Revenue deferred	—	3,484
Revenue recognized	(84)	(4,544)
Contract liabilities with customers at end of period	$—	$8,563

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company was not responsible for the shipment of any free products arising from such sales promotion programs as of April 3, 2021.

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

During the three month period ended April 3, 2021, inventory quantities were reduced. If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases. Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2021, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Index

Inventories consist of the following:

	April 3, 2021	December 31, 2020
Inventory at FIFO
Finished products	$2,905	$2,878
Materials and work in process	77,310	77,609
Gross inventories	80,215	80,487
Less: LIFO reserve	(48,465)	(48,016)
Less: excess and obsolescence reserve	(2,996)	(3,394)
Net inventories	$28,754	$29,077

NOTE 5 — LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02 Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of April 3, 2021:

	Balance Sheet Line Item	April 3, 2021
Right-of-use assets	Other assets	$2,013
Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$411

Noncurrent portion	Lease liabilities	1,654
Total operating lease liabilities		$2,065

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

Index

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company calculates an incremental borrowing rate to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of April 3, 2021:

Remainder of 2021	$419
2022	244
2023	213
2024	215
2025	160
Thereafter	1,440
Total undiscounted future minimum lease payments	2,691
Less: Difference between undiscounted lease payments & the present value of future lease payments	(626)
Total operating lease liabilities	$2,065

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of April 3, 2021 is 11.61 years.

NOTE 6 — LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility is renewable annually and terminates on September 30, 2021. Borrowings under this facility bear interest at the one-month LIBOR rate (0.11% at April 3, 2021) plus 150 basis points. The Company is charged one-quarter of a percent (0.25%) per year on the unused portion. The facility includes certain terms and covenants, including the requirement that the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four quarters in any quarter that the Company draws on the line of credit. During the first quarter of 2020, the Company made a $1 million draw from the facility while it was not in compliance with this covenant. The draw was subsequently repaid prior to the end of the first quarter. The Company notified the lender and was granted a waiver on June 30, 2020. At April 3, 2021 and December 31, 2020, the Company was in compliance with the terms and covenants of the credit facility. At April 3, 2021, there was no outstanding balance on the line of credit.

NOTE 7 — EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.3 million for the three months ended April 3, 2021, and $0.9 million for the three months ended March 28, 2020. The Company plans to contribute approximately $2.7 million to the plan in matching employee contributions during the remainder of 2021.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $2.4 million for the three months ended April 3, 2021, and $1.5 million for the three months ended March 28, 2020. The Company plans to contribute approximately $4.0 million in supplemental contributions to the plan during the remainder of 2021.

Index

NOTE 8 — INCOME TAXES

The Company's 2021 and 2020 effective tax rates differ from the statutory federal tax rate due principally to state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 27.1% and 26.3% for the three months ended April 3, 2021 and March 28, 2020, respectively.

Income tax payments for the three months ended April 3, 2021 and March 28, 2020 totaled $0.2 million and $1.6 million, respectively.

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

NOTE 9 — EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	April 3, 2021	March 28, 2020
Numerator:
Net income	$38,192	$15,338
Denominator:
Weighted average number of common shares outstanding – Basic	17,559,624	17,461,524

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	158,857	257,894

Weighted average number of common shares outstanding – Diluted	17,718,481	17,719,418

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

Index

NOTE 10 — COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 750,000 shares for issuance under the 2017 SIP, of which 230,000 shares remain available for future grants as of April 3, 2021.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were 40,792 restricted stock units issued during the three months ended April 3, 2021. Total compensation costs related to these restricted stock units are $5.6 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $3.4 million and $1.4 million for the three months ended April 3, 2021 and March 28, 2020, respectively.

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

Selected operating segment financial information follows:

	Three Months Ended
(in thousands)	April 3, 2021	March 28, 2020
Net Sales
Firearms	$183,603	$122,765
Castings
Unaffiliated	774	874
Intersegment	7,070	4,773
	7,844	5,647
Eliminations	(7,070)	(4,773)
	$184,377	$123,639

Income (Loss) Before Income Taxes
Firearms	$52,486	$20,478
Castings	(161)	(210)
Corporate	65	543
	$52,390	$20,811

	April 3, 2021	December 31, 2020
Identifiable Assets
Firearms	$184,249	$174,500
Castings	13,031	11,959
Corporate	166,849	161,799
	$364,129	$348,258

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three months ended April 3, 2021 totaled $0.1 million and were de minimis in the three months ended March 28, 2020. One of the Company’s Directors also serves as a Director on the Board of the NRA.

NOTE 13 — CONTINGENT LIABILITIES

As of April 3, 2021, the Company was a defendant in five (5) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation. Each is discussed in turn below.

Index

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

Non-Product Litigation

Primus Group LLC v. Smith and Wesson, et al. is a putative class action filed in the United States District Court for the Southern District of Ohio on August 8, 2019. Plaintiff alleges that the defendants’ lawful sale of modern sporting rifles violates the Racketeer Influenced Corrupt Organizations Act and seeks a temporary restraining order (“TRO”) and permanent injunction. On August 20, 2019, the court denied plaintiff’s request for a TRO. On September 3, 2019, defendants filed a motion to dismiss pursuant to Federal Rule of Civil Procedure 12(b)(6). On September 16, 2019, plaintiff filed an Amended Complaint. On October 9, 2019, the court dismissed plaintiff’s Amended Complaint, with prejudice. Plaintiff filed a Notice of Appeal on October 15, 2019. The parties fully briefed the appeal and the Court of Appeals for the Sixth Circuit entered an order affirming the dismissal on February 8, 2021. Plaintiff has 90 days from that date to file a Writ of Certiorari with the United States Supreme Court.

FN Herstal S.A. v. Sturm, Ruger & Co., Inc. was filed in the United States District Court for the Eastern District of Virginia on March 6, 2020. The Complaint alleges injury and economic loss based upon alleged federal and state trademark infringement and unfair competition. These allegations arise from the Company’s use and efforts to seek registration of “Ruger-57” in connection with the launch of a pistol bearing that mark. The Company believes that the suit lacks any merit and has filed an Answer denying all material allegations and Counterclaims seeking cancellation of certain of Plaintiff’s registered trademarks. Discovery was set to close on March 9, 2021. During the quarter ended April 3. 2021, the parties engaged in settlement discussions, which are ongoing. The District Court has extended discovery deadlines to accommodate the parties’ discussions.

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

The Manufacturer Defendants filed a Petition to Transfer the case to the Indiana Supreme Court on July 8, 2019. The Petition was denied on November 26, 2019. The case was remanded to the trial court for further proceedings.

During the quarter ended April 3, 2021, the City initiated discovery and the Manufacturer Defendants reciprocated. Discovery is ongoing.

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

NOTE 14 — SUBSEQUENT EVENTS

On April 30, 2021, the Board of Directors authorized a dividend of 86¢ per share, for shareholders of record as of May 17, 2021, payable on May 28, 2021.

The Company has evaluated events and transactions occurring subsequent to April 3, 2021 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Impact of Covid-19

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic has created significant uncertainty and adversely impacted many industries throughout the global economy. In the first quarter of 2021, the Company did not experience a significant adverse impact on its business resulting from government restrictions on the movement of people, goods, and services. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, the Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted. Management continues to monitor and assess the situation and to prepare for potential implications for the Company’s business, supply chain and customer demand.

From a liquidity perspective, the Company believes it is currently well positioned to manage through this global crisis. At the end of the first quarter of 2021, the Company was debt-free, and had cash and short-term investments totaling $146.1 million and an unused $40.0 million revolving credit facility.

The Company has taken many proactive steps to maintain the health and safety of its employees and to mitigate the impact on its business. These actions include:

•

Providing all hourly employees with an additional two weeks of paid time off in 2020 and one week of paid time off in 2021,

•

Providing cash incentives for employees to become fully vaccinated,

•

Reducing hiring from the outset to the latter half of 2020 to help maintain the health and safety of employees and the cleanliness of our facilities,

•

Encouraging employees to work remotely, wherever possible, and implementing social distancing throughout each manufacturing facility, including in every manufacturing cell,

•

Communicating with and assisting employees with potential health issues,

•

Restricting visitor access to avoid introducing new people to the factory environment,

Index

•

Implementing additional cleaning, sanitizing and other health and safety processes to maintain a clean and safe workplace, and

•

Manufacturing and donating personal protective equipment to local hospitals, health care facilities, and police and fire departments in its local communities.

The costs of these actions are expected to total approximately $1.5 million in 2021 and totaled approximately $3.6 million in 2020, of which approximately $0.4 million and $0.4 million was recognized during the three months ended April 3, 2021 and March 28, 2020, respectively. The Company has also experienced expense reductions and deferrals in certain areas of its business, including reductions or delays in sponsorships and advertising, reduced conference and trade show participation costs, and reduced travel expenditures. These expense reductions and deferrals approximate $0.9 million for the three months April 3, 2021. There were minimal expense reductions or deferrals identified in the three months ended March 28, 2020.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 9% in the first quarter of 2021 compared to the prior year period. For the same period, NICS background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 13%.

These increases may be attributable to increased public concern about personal protection and home defense in reaction to:

•

Some political and public leaders calling for a reduction in funding and limitations on law enforcement activities,

•

Protests, demonstrations, and civil unrest in many cities throughout the United States,

•

Concern about possible legislation that could curtail or limit gun ownership rights by both state and Federal governments, and

•

The continuing COVID-19 pandemic.

Index

Sales of new products, including the Wrangler, the Ruger-57, the LCP II in .22 LR, the PC Charger, and the Max-9 pistol, represented $34.8 million or 21% of firearm sales in the first quarter of 2021. New product sales include only major new products that were introduced in the past two years.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing five quarters follow:

	2021	2020
	Q1	Q4	Q3	Q2	Q1
Estimated Units Sold from Distributors to Retailers (1)	518,900	513,100	457,400	501,600	476,800
Total adjusted NICS Background Checks (thousands) (2)	5,483	5,626	5,165	5,452	4,841

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

Index

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing five quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2021	2020
	Q1	Q4	Q3	Q2	Q1
Units Ordered	790,300	733,200	935,200	746,600	626,700
Orders Received	$267.9	$277.1	$284.0	$228.8	$203.0
Average Sales Price of Units Ordered	$339	$352	$304	$306	$324
Ending Backlog	$612.3	$516.6	$410.1	$255.6	$142.7
Average Sales Price of Ending Unit Backlog	$346	$342	$322	$333	$343

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. The Company increased overall production in the first quarter of 2021 by 49% from the first quarter of 2020.

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2021	2020
	Q1	Q4	Q3	Q2	Q1
Units Ordered	790,300	733,200	935,200	746,600	626,700
Units Produced	541,900	491,000	430,400	374,400	363,300
Units Shipped	535,000	493,000	430,700	395,100	398,900
Average Sales Price of Units Shipped	$343	$342	$337	$328	$285
Ending Unit Backlog	1,767,200	1,511,900	1,271,700	767,200	415,700

Index

Inventories

During the first quarter of 2021, the Company’s finished goods inventory and distributor inventories of the Company’s products increased slightly. However, in the aggregate, total Company and distributor inventories decreased 153,400 units from the end of the first quarter of 2020.

Inventory data for the trailing five quarters follows:

	2021	2020
	Q1	Q4	Q3	Q2	Q1
Units — Company Inventory	15,700	8,800	10,700	11,100	31,900
Units — Distributor Inventory (1)	55,300	39,200	59,300	86,000	192,500
Total Inventory (2)	71,000	48,000	70,000	97,100	224,400

(1)

Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales

Consolidated net sales were $184.4 million for the three months ended April 3, 2021, an increase of 49.1% from $123.6 million in the comparable prior year period.

Firearms net sales were $183.6 million for the three months ended April 3, 2021, an increase of 49.6% from $122.8 million in the comparable prior year period.

Firearms unit shipments increased 34.1% for the three months ended April 3, 2021, from the comparable prior year period.

Castings net sales were $0.8 million for the three months ended April 3, 2021, a decrease of 11.4% from $0.9 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $111.8 million for the three months ended April 3, 2021, an increase of 27.6% from $87.6 million in the comparable prior year period.

Gross profit for the three months ended April 3, 2021 was $72.6 million, an increase of $36.6 million from $36.0 million in the comparable prior year period. As a percentage of sales, gross profit increased to 39.4% in the three months ended April 3, 2021, from 29.1% in the comparable prior year period. This significant increased profitability was due primarily to:

•

the increase in sales and production, resulting in favorable leveraging of fixed costs, including depreciation, engineering and other indirect labor,

Index

•

a significant reduction in sales promotional activities, and

•

improved labor efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $20.6 million for the three months ended April 3, 2021, an increase of $4.8 million or 30.1% from $15.8 million in the comparable prior year period. As a percentage of sales, selling, general, and administrative expenses decreased to 11.2% in the three months ended April 3, 2021 from 12.8% in the prior period. The increase in these expenses was primarily attributable to increased sales and incentive compensation expenses and the decrease of such expenses as a percentage of sales was attributable to the significant increase in sales.

Other income, net

Other income, net was $0.4 million in the three months ended April 3, 2021, a decrease of $0.2 million from $0.6 million in the three months ended March 28, 2020 as a result of decreased interest income on short-term investments due to decreased interest rates in the three months ended April 3, 2021.

Income Taxes and Net Income

The Company's 2021 and 2020 effective tax rates differ from the statutory federal tax rate due principally to state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 27.1% and 26.3% for the three months ended April 3, 2021 and March 28, 2020, respectively.

As a result of the foregoing factors, consolidated net income was $38.2 million for the three months ended April 3, 2021. This represents an increase of 149.0% from $15.3 million in the comparable prior year period.

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

EBITDA was $59.9 million for the three months ended April 3, 2021, an increase of 118.0% from $27.5 million in the comparable prior year period.

Non-GAAP Reconciliation — EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$38,192	$15,338

Income tax expense	14,198	5,473
Depreciation and amortization expense	7,501	7,214
Interest income	(8)	(566)
Interest expense	25	25
EBITDA	$59,908	$27,484

Financial Condition

Liquidity

At the end of the first quarter of 2021, the Company’s cash and short-term investments totaled $146.1 million. Pre-LIFO working capital of $227.7 million, less the LIFO reserve of $48.5 million, resulted in working capital of $179.2 million and a current ratio of 3.5 to 1.

Index

Operations

Cash provided by operating activities was $27.8 million for the three months ended April 3, 2021, compared to $31.1 million for the comparable prior year period. The decrease in cash provided in the three months ended April 3, 2021 is primarily attributable to the increase in accounts receivable and the payment of annual incentive compensation in the three months ended April 3, 2021 and the decrease in inventories in the prior period.

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

Investing and Financing

Capital expenditures for the three months ended April 3, 2021 totaled $5.5 million, an increase from $4.1 million in the comparable prior year period. In 2021, the Company expects to spend approximately $20 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

On November 23, 2020, the Company acquired substantially all of the Marlin Firearms assets, consisting of inventory, machinery and equipment, and intangibles. The agreement to purchase these assets emanated from the Remington Outdoor Company, Inc. bankruptcy and was approved by the United States Bankruptcy Court for the Northern District of Alabama on September 30, 2020. The purchase price of approximately $28.3 million was paid with available cash on hand. These assets have been moved to the Company’s facilities where manufacturing cells that will produce Marlin rifles will be established. Shipments of Marlin rifles are anticipated to begin in the fourth quarter of 2021.

Dividends of $12.5 million were paid during the three months ended April 3, 2021. The Company has financed its dividends with cash provided by operations and current cash.

On April 30, 2021, the Company’s Board of Directors authorized a dividend of 86¢ per share to shareholders of record on May 17, 2021, payable on May 28, 2021. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

The Company purchases United States Treasury instruments which mature within one year with available cash. At April 3, 2021, the Company’s investment in these instruments totaled $122.0 million.

The Company did not purchase any shares of its common stock in the three months ended April 3, 2021 and March 28, 2020. As of April 3, 2021, $86.7 million remained authorized for future stock repurchases.

Index

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on September 30, 2021, was unused at April 3, 2021 and the Company has no debt.

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

Since 2018, two of the Company’s independent domestic wholesale distributors have filed for bankruptcy protection. Additionally, three of the Company’s smaller domestic distributors discontinued their firearms distribution operations in 2019. Currently there are 14 domestic distributors. Additionally, the Company has 41 and 26 distributors servicing the export and law enforcement markets, respectively.

The Company self-insures a significant amount of its product liability, workers’ compensation, medical, and other insurance. It also carries significant deductible amounts on various insurance policies.

The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2020 Annual Report on Form 10-K filed on February 17, 2021, or the judgments affecting the application of those estimates and assumptions.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended April 3, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 3, 2021.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 3, 2021, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of April 3, 2021, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019 and implemented internal controls to ensure the Company adequately evaluated its lease obligations and properly assessed the impact of the new accounting standard related to recognition of right-of-use assets and lease liabilities on its financial statements. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2020 and implemented internal controls to ensure the Company adequately accounted for any potential credit losses on financial assets. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of either of the new standards. The Company has not experienced any material impact to its internal controls over financial reporting as a result of the COVID-19 pandemic.

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

The Company has reported all cases instituted against it through December 30, 2020, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending April 3, 2021.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Index

ITEM 6. EXHIBITS

(a)	Exhibits:
31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 3, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.
Date: May 5, 2021	S/	THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer