Form 10-Q
period 2021-07-03
STURM RUGER & CO INC
filed 2021-08-04
CIK 95029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 3, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 1-10435

STURM, RUGER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Lacey Place, Southport, Connecticut	06890
(Address of principal executive offices)	(Zip code)

(203) 259-7843

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	RGR	New York Stock Exchange

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

The number of shares outstanding of the issuer's common stock as of July 15, 2021: 17,596,600.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	July 3, 2021	December 31, 2020
		(Note)
Assets

Current Assets
Cash	$23,561	$20,147
Short-term investments	149,994	121,007
Trade receivables, net	76,059	57,876

Gross inventories (Note 4)	84,254	80,487
Less LIFO reserve	(48,969)	(48,016)
Less excess and obsolescence reserve	(3,298)	(3,394)
Net inventories	31,987	29,077

Prepaid expenses and other current assets	4,042	6,266
Total Current Assets	285,643	234,373

Property, plant and equipment	404,917	393,843
Less allowances for depreciation	(337,342)	(323,110)
Net property, plant and equipment	67,575	70,733

Deferred income taxes	—	1,530
Other assets	45,658	41,622
Total Assets	$398,876	$348,258

Note:

The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	July 3, 2021	December 31, 2020
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$38,256	$37,078
Contract liabilities with customers (Note 3)	—	84
Product liability	919	1,052
Employee compensation and benefits	28,615	37,275
Workers’ compensation	6,820	6,272
Income taxes payable	3,119	—
Total Current Liabilities	77,729	81,761

Product liability accrual	91	74
Lease liability (Note 5)	1,590	1,724
Deferred income taxes	324	—

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2021 – 24,306,486 issued, 17,596,588 outstanding
2020 – 24,205,749 issued, 17,495,851 outstanding	24,306	24,206
Additional paid-in capital	43,610	43,468
Retained earnings	396,816	342,615
Less: Treasury stock – at cost
2021 – 6,709,898 shares
2020 – 6,709,898 shares	(145,590)	(145,590)
Total Stockholders’ Equity	319,142	264,699
Total Liabilities and Stockholders’ Equity	$398,876	$348,258

Note:

The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net firearms sales	$199,447	$129,413	$383,049	$252,178
Net castings sales	625	851	1,400	1,725
Total net sales	200,072	130,264	384,449	253,903

Cost of products sold	121,315	90,179	233,126	177,809

Gross profit	78,757	40,085	151,323	76,094

Operating expenses:
Selling	8,449	7,286	16,537	14,923
General and administrative	10,639	8,773	23,161	16,982
Total operating expenses	19,088	16,059	39,698	31,905

Operating income	59,669	24,026	111,625	44,189

Other income:
Interest income	12	394	20	960
Interest expense	(25)	(27)	(50)	(52)
Other income, net	610	306	1,061	413
Total other income, net	597	673	1,031	1,321

Income before income taxes	60,266	24,699	112,656	45,510

Income taxes	15,882	6,105	30,080	11,578

Net income and comprehensive income	$44,384	$18,594	$82,576	$33,932

Basic earnings per share	$2.52	$1.06	$4.70	$1.94

Diluted earnings per share	$2.50	$1.05	$4.66	$1.91

Weighted average number of common shares outstanding - Basic	17,590,305	17,489,642	17,574,798	17,475,819

Weighted average number of common shares outstanding - Diluted	17,766,868	17,763,277	17,735,910	17,735,474

Cash dividends per share	$0.86	$0.35	$1.57	$0.53

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2020	$24,206	$43,468	$342,615	$(145,590)	$264,699
Net income and comprehensive income			82,576		82,576
Common stock issued – compensation plans	100	(100)			—
Vesting of RSUs		(4,801)			(4,801)
Dividends paid			(27,606)		(27,606)
Unpaid dividends accrued			(769)		(769)
Recognition of stock-based compensation expense		5,043			5,043
Balance at July 3, 2021	$24,306	$43,610	$396,816	$(145,590)	$319,142

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	July 3, 2021	June 27, 2020
Operating Activities
Net income	$82,576	$33,932
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,751	14,429
Stock-based compensation	5,043	2,732
Gain on sale of assets	(58)	(48)
Deferred income taxes	1,854	3,133
Changes in operating assets and liabilities:
Trade receivables	(18,183)	(1,013)
Inventories	(2,910)	16,235
Trade accounts payable and accrued expenses	1,686	10,465
Contract liability to customers	(84)	(5,977)
Employee compensation and benefits	(9,429)	6,123
Product liability	(116)	(42)
Prepaid expenses, other assets and other liabilities	(2,050)	(6,327)
Income taxes payable	3,119	4,466
Cash provided by operating activities	76,199	78,108

Investing Activities
Property, plant and equipment additions	(11,464)	(5,921)
Proceeds from sale of assets	73	54
Purchases of short-term investments	(271,984)	(233,466)
Proceeds from maturities of short-term investments	242,997	154,072
Cash used for investing activities	(40,378)	(85,261)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(4,801)	(1,297)
Dividends paid	(27,606)	(9,269)
Cash used for financing activities	(32,407)	(10,566)

Increase (decrease) in cash and cash equivalents	3,414	(17,719)

Cash and cash equivalents at beginning of period	20,147	35,420

Cash and cash equivalents at end of period	$23,561	$17,701

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the six months ended July 3, 2021 may not be indicative of the results to be expected for the full year ending December 31, 2021. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Index

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

Business Combination:

On November 23, 2020, the Company acquired substantially all of the assets used to manufacture Marlin Firearms from the Remington Outdoor Company, Inc. and each of the subsidiaries of the Remington Outdoor Company, Inc. for a purchase price of $28.3 million in cash. The transaction was funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations, which requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired, using the bottom up approach, to estimate their value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets was recorded as goodwill. Our estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the period in which such revised estimates are identified. No such adjustments were recorded in the three and six months ended July 3, 2021.

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

Index

NOTE 3 — REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three and six months ended July 3, 2021 and June 27, 2020 is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Contract liabilities with customers at beginning of period	$—	$8,563	$84	$9,623
Revenue deferred	—	1,209	—	4,693
Revenue recognized	—	(6,126)	(84)	(10,670)
Contract liabilities with customers at end of period	$—	$3,646	$—	$3,646

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company was not responsible for the shipment of any free products arising from such sales promotion programs as of July 3, 2021.

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

Inventories consist of the following:

	July 3, 2021	December 31, 2020
Inventory at FIFO
Finished products	$4,651	$2,878
Materials and work in process	79,603	77,609
Gross inventories	84,254	80,487
Less: LIFO reserve	(48,969)	(48,016)
Less: excess and obsolescence reserve	(3,298)	(3,394)
Net inventories	$31,987	$29,077

Index

NOTE 5 — LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of July 3, 2021:

	Balance Sheet Line Item	July 3, 2021
Right-of-use assets	Other assets	$1,901
Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$363

Noncurrent portion	Lease liabilities	1,590
Total operating lease liabilities		$1,953

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company calculates an incremental borrowing rate to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of July 3, 2021:

Remainder of 2021	$279
2022	244
2023	213
2024	215
2025	160
Thereafter	1,440
Total undiscounted future minimum lease payments	2,551
Less: Difference between undiscounted lease payments & the present value of future lease payments	(598)
Total operating lease liabilities	$1,953

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of July 3, 2021 is 11.36 years.

Index

NOTE 6 — LINE OF CREDIT

The Company has a $40 million revolving line of credit with a bank. This facility terminates on September 30, 2021. Borrowings under this facility bear interest at the one-month LIBOR rate (0.10% at July 3, 2021) plus 150 basis points. The Company is charged one-quarter of a percent (0.25%) per year on the unused portion. The facility includes certain terms and covenants, including the requirement that the Company maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four quarters in any quarter that the Company draws on the line of credit. During the first quarter of 2020, the Company made a $1 million draw from the facility while it was not in compliance with this covenant. The draw was subsequently repaid prior to the end of the first quarter. The Company notified the lender and was granted a waiver on June 30, 2020. At July 3, 2021 and December 31, 2020, the Company was in compliance with the terms and covenants of the credit facility. At July 3, 2021, there was no outstanding balance on the line of credit.

NOTE 7 — EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.9 million and $2.2 million for the three and six months ended July 3, 2021, respectively, and $0.8 million and $1.7 million for the three and six months ended June 27, 2020, respectively. The Company plans to contribute approximately $1.8 million to the plan in matching employee contributions during the remainder of 2021.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.6 million and $4.0 million for the three and six months ended July 3, 2021, respectively, and $1.1 million and $2.6 million for the three and six months ended June 27, 2020, respectively. The Company plans to contribute approximately $3.0 million in supplemental contributions to the plan during the remainder of 2021.

NOTE 8 — INCOME TAXES

The Company's 2021 and 2020 effective tax rates differ from the statutory federal tax rate due principally to state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 26.4% and 26.7% for the three and six months ended July 3, 2021, respectively. The Company’s effective income tax rate was 24.7% and 25.4% for the three and six months ended June 27, 2020, respectively.

Income tax payments for the three and six months ended July 3, 2021 totaled $22.6 million and $22.8 million, respectively. Income tax payments for the three and six months ended June 27, 2020 totaled $2.4 million and $4.0 million, respectively.

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

Index

NOTE 9 — EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator:
Net income	$44,384	$18,594	$82,596	$33,932
Denominator:
Weighted average number of common shares outstanding – Basic	17,590,305	17,489,642	17,574,798	17,475,819

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	176,563	273,635	161,112	259,655

Weighted average number of common shares outstanding – Diluted	17,766,868	17,763,277	17,735,910	17,735,474

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 10 — COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 750,000 shares for issuance under the 2017 SIP, of which 218,000 shares remain available for future grants as of July 3, 2021.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were 93,939 restricted stock units issued during the six months ended July 3, 2021. Total compensation costs related to these restricted stock units are $6.5 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.7 million and $5.0 million for the three and six months ended July 3, 2021, respectively, and $1.3 million and $2.7 million for the three and six months ended June 27, 2020, respectively.

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

Selected operating segment financial information follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Sales
Firearms	$199,447	$129,413	$383,049	$252,178
Castings
Unaffiliated	625	851	1,400	1,725
Intersegment	7,151	5,015	14,221	9,788
	7,776	5,866	15,621	11,513
Eliminations	(7,151)	(5,015)	(14,221)	(9,788)
	$200,072	$130,264	$384,449	$253,903

Income (Loss) Before Income Taxes
Firearms	$61,316	$24,722	$113,802	$45,200
Castings	(1,170)	(513)	(1,331)	(723)
Corporate	120	490	185	1,033
	$60,266	$24,699	$112,656	$45,510

			July 3, 2021	December 31, 2020
Identifiable Assets
Firearms			$191,116	$174,500
Castings			13,221	11,959
Corporate			194,539	161,799
			$398,876	$348,258

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and six months ended July 3, 2021 totaled $0.2 million and $0.2 million, respectively. Payments made to the NRA in the three and six months ended June 27, 2020 totaled $0.1 million and $0.2 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

Index

NOTE 13 — CONTINGENT LIABILITIES

As of July 3, 2021, the Company was a defendant in four (4) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: traditional product liability litigation, non-product litigation, and municipal litigation. Each is discussed in turn below.

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

Non-Product Litigation

FN Herstal S.A. v. Sturm, Ruger & Co., Inc. was filed in the United States District Court for the Eastern District of Virginia on March 6, 2020. The Complaint alleges injury and economic loss based upon alleged federal and state trademark infringement and unfair competition. These allegations arise from the Company’s use and efforts to seek registration of “Ruger-57” in connection with the launch of a pistol bearing that mark. The Company believes that the suit lacks any merit and has filed an Answer denying all material allegations and Counterclaims seeking cancellation of certain of Plaintiff’s registered trademarks. Discovery was set to close on March 9, 2021, but the court extended discovery deadlines to accommodate settlement discussions between the parties, which were unsuccessful. No new deadlines have been established and discovery is ongoing.

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. There is only one remaining lawsuit of this type, filed by the City of Gary in Indiana State Court in 1999. The Complaint in that case seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products,public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

NOTE 14 — SUBSEQUENT EVENTS

On July 30, 2021, the Board of Directors authorized a dividend of $1.00 per share, for shareholders of record as of August 16, 2021, payable on August 27, 2021.

The Company has evaluated events and transactions occurring subsequent to July 3, 2021 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Impact of Covid-19

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic has created significant uncertainty and adversely impacted many industries throughout the global economy. In the first half of 2021, the Company did not experience a significant adverse impact on its business resulting from government restrictions on the movement of people, goods, and services. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, the Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted. Management continues to monitor and assess the situation and to prepare for potential implications for the Company’s business, supply chain and customer demand.

From a liquidity perspective, the Company believes it is currently well positioned to manage through this global crisis. At the end of the second quarter of 2021, the Company was debt-free, and had cash and short-term investments totaling $173.6 million and an unused $40.0 million revolving credit facility.

The Company has taken many proactive steps to maintain the health and safety of its employees and to mitigate the impact on its business. These actions include:

•

Providing all hourly employees with an additional two weeks of paid time off in 2020 and an additional week in 2021,

•

Providing cash and other incentives for employees to become fully vaccinated,

•

Holding multiple onsite COVID-19 vaccination clinics at our manufacturing facilities,

•

Reducing hiring early in 2020 to help maintain the health and safety of employees and the cleanliness of our facilities,

•

Encouraging employees to continue to work remotely, wherever possible, and maintaining social distancing throughout each manufacturing facility, including in every manufacturing cell,

Index

•

Confidentially communicating with and assisting employees with potential health issues through our dedicated facility   nurses,

•

Restricting visitor access to minimize the introduction of new people to the factory environment,

•

Implementing additional cleaning and sanitizing, improved ventilation, and other health and safety processes to maintain a clean and safe workplace,

•

Providing all employees with multiple facemask coverings and other personal protective equipment and currently mandating their use by unvaccinated and “at risk” individuals at all times in our facilities,

•

Issuing periodic guidance and reminders to all associates – directly to their phones when possible – to encourage them to engage in safe and responsible behaviors, and

•

Manufacturing and donating personal protective equipment to local hospitals, health care facilities, and police and fire departments in our local communities.

The costs of these actions are expected to total approximately $1.5 million in 2021, of which approximately $0.3 million and $0.7 million was recognized during the three and six months ended July 3, 2021, respectively. The comparable expenses totaled $3.6 million in 2020, of which approximately $1.2 million and $1.6 million were recognized during the three and six months ended June 27, 2020, respectively.

The Company has also experienced expense reductions and deferrals in certain areas of its business, including reductions or delays in sponsorships and advertising, reduced conference and trade show participation costs, and reduced travel expenditures. The net expense reductions and deferrals for the three and six months ended July 3, 2021 approximated $0.7 million and $1.6 million, respectively. These expense reductions and deferrals approximated $1.0 million for both the three and six months ended June 27, 2020. In the three months ended July 3, 2021 some business activities that had been cancelled or deferred as a result of the pandemic began to resume and the related expenses increased. If COVID-19 restrictions continue to ease, these expense reductions and deferrals could lessen and may ultimately be eliminated.

With the United States once again seeing a rise in COVID-19 cases and positivity rates, we remain vigilant and are proactively adjusting our plan accordingly to keep our associates healthy and safe, and to minimize any disruption to our business. The Company has been able to keep all of its facilities safe and open with only limited restrictions on operations. While certain parts of the economy have begun to reopen as restrictions have been lifted, additional restrictions could be put in place in the future which would adversely impact the Company’s business for an indeterminate period.

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

Index

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 13% in the first half of 2021 compared to the prior year period. For the same period, NICS background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 5%.

The increase in the sell-through of the Company’s products compared favorably to the decrease in adjusted NICS background checks and may be attributable to the following:

•

Strong consumer demand for the Company’s products,

•

Increases in production for each of the past seven quarters, and

•

Introduction of new products that have been met with strong demand.

Sales of new products, including the Wrangler, the Ruger-57, the LCP II in .22 LR, the PC Charger, the MAX-9 pistol, and the LCP MAX represented $77.9 million or 22% of firearm sales in the first half of 2021. New product sales include only major new products that were introduced in the past two years.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing six quarters follow:

	2021		2020
	Q2	Q1	Q4	Q3	Q2	Q1
Estimated Units Sold from Distributors to Retailers (1)	583,300	518,900	513,100	457,400	501,600	476,800
Total adjusted NICS Background Checks (thousands) (2)	4,298	5,483	5,626	5,165	5,452	4,841

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

Index

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2021		2020
	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	453,400	790,300	733,200	935,200	746,600	626,700
Orders Received	$158.3	$267.9	$277.1	$284.0	$228.8	$203.0
Average Sales Price of Units Ordered	$349	$339	$352	$304	$306	$324
Ending Backlog	$582.3	$612.3	$516.6	$410.1	$255.6	$142.7
Average Sales Price of Ending Unit Backlog	$355	$346	$342	$322	$333	$343

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. The Company increased overall production in the first half of 2021 by 51% from the first half of 2020.

Index

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2021		2020
	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	453,400	790,300	733,200	935,200	746,600	626,700
Units Produced	575,400	541,900	491,000	430,400	374,400	363,300
Units Shipped	580,800	535,000	493,000	430,700	395,100	398,900
Average Sales Price of Units Shipped	$343	$343	$342	$337	$328	$285
Ending Unit Backlog	1,639,800	1,767,200	1,511,900	1,271,700	767,200	415,700

Inventories

During the second quarter of 2021, the Company’s finished goods inventory and distributor inventories of the Company’s products decreased 7,800 units and remain significantly below pre-COVID-19 pandemic levels.

Inventory data for the trailing six quarters follows:

	2021		2020
	Q2	Q1	Q4	Q3	Q2	Q1
Units — Company Inventory	10,400	15,700	8,800	10,700	11,100	31,900
Units — Distributor Inventory (1)	52,800	55,300	39,200	59,300	86,000	192,500
Total Inventory (2)	63,200	71,000	48,000	70,000	97,100	224,400

(1)

Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Index

Net Sales

Consolidated net sales were $200.1 million for the three months ended July 3, 2021, an increase of 53.6% from $130.3 million in the comparable prior year period.

For the six months ended July 3, 2021, consolidated net sales were $384.4 million, an increase of 51.4% from $253.9 million in the comparable prior year period.

Firearms net sales were $199.4 million for the three months ended July 3, 2021, an increase of 54.1% from $129.4 million in the comparable prior year period.

For the six months ended July 3, 2021 firearms net sales were $383.0 million, an increase of 51.9% from $252.2 million in the comparable prior year period.

Firearms unit shipments increased 47.0% and 40.5% for the three and six months ended July 3, 2021, from the comparable prior year periods.

Castings net sales were $0.6 million for the three months ended July 3, 2021, a decrease of 26.6% from $0.9 million in the comparable prior year period.

For the six months ended July 3, 2021, castings net sales were $1.4 million, a decrease of 18.8% from $1.7 million in the comparable prior year period.

Cost of Products Sold and Gross Profit

Consolidated cost of products sold was $121.3 million for the three months ended July 3, 2021, an increase of 34.5% from $90.2 million in the comparable prior year period.

Consolidated cost of products sold was $233.1 million for the six months ended July 3, 2021, an increase of 31.1% from $177.8 million in the comparable prior year period.

Gross profit for the three and six months ended July 3, 2021 was $78.8 million and $151.3 million, respectively, an increase of $38.7 million and $75.2 million from $40.1 million and $76.1 million in the comparable prior year periods. As a percentage of sales, gross profit increased to 39.4% in both the three and six months ended July 3, 2021, respectively, from 30.8% and 30.0% in the comparable prior year periods. This significant increased profitability was due primarily to:

•

the increase in sales and production, resulting in favorable leveraging of fixed costs, including depreciation, engineering and other indirect labor,

•

a significant reduction in sales promotional activities, and

•

improved labor efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19.1 million for the three months ended July 3, 2021, an increase of $3.0 million or 18.9% from $16.1 million in the comparable prior year period. As a percentage of sales, selling, general, and administrative expenses decreased to 9.5% in the three months ended July 3, 2021 from 12.3% in the prior period. Selling, general and administrative expenses were $39.7 million for the six months ended July 3, 2021, an increase of $7.8 million or 24.4% from $31.9 million in the comparable prior year period. As a percentage of sales, selling, general, and administrative

Index

expenses decreased to 10.3% in the six months ended July 3, 2021 from 12.6% in the prior period. The increase in these expenses was primarily attributable to increased sales and incentive compensation expenses and the decrease of such expenses as a percentage of sales was attributable to the significant increase in sales.

Other income, net

Other income, net of $0.6 million and $1.0 million for the three and six months ended July 3, 2021, respectively, decreased from $0.7 million and $1.3 million for the three and six months ended June 27, 2020 as a result of reduced interest rates earned on short-term investments in 2021 compared to 2020.

Income Taxes and Net Income

The Company's 2021 and 2020 effective tax rates differ from the statutory federal tax rate due principally to state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 26.4% and 26.7% the three and six months ended July 3, 2021, respectively. The Company’s effective income tax rate was 24.7% and 25.4% for the three and six months ended June 27, 2020, respectively.

As a result of the foregoing factors, consolidated net income was $44.4 million and $82.6 million for the three and six months ended July 3, 2021, respectively. This represents an increase of 138.7% and 143.4% from $18.6 million and $33.9 million in the comparable prior year periods.

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

EBITDA was $67.5 million for the three months ended July 3, 2021, an increase of 114.1% from $31.5 million in the comparable prior year period.

For the six months ended July 3, 2021 EBITDA was $127.4 million, an increase of 115.9% from $59.0 million in the comparable prior year period.

Index

Non-GAAP Reconciliation — EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$ 44,384	$ 18,594	$ 82,576	$ 33,932

Income tax expense	15,882	6,105	30,080	11,578
Depreciation and amortization expense	7,250	7,215	14,751	14,429
Interest income	(12)	(394)	(20)	(960)
Interest expense	25	27	50	52
EBITDA	$67,529	$31,547	$127,437	$59,031

Financial Condition

Liquidity

At the end of the second quarter of 2021, the Company’s cash and short-term investments totaled $173.6 million. Pre-LIFO working capital of $256.8 million, less the LIFO reserve of $49.0 million, resulted in working capital of $207.9 million and a current ratio of 3.7 to 1.

Operations

Cash provided by operating activities was $76.2 million for the six months ended July 3, 2021, compared to $78.1 million for the comparable prior year period. The decrease in cash provided in the six months ended July 3, 2021 is primarily attributable to the increase in accounts receivable and the payment of the 2020 annual incentive compensation in the six months ended July 3, 2021 and the decrease in inventories in the prior period.

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

Investing and Financing

Capital expenditures for the six months ended July 3, 2021 totaled $11.4 million, an increase from $5.9 million in the comparable prior year period. In 2021, the Company expects to spend approximately $20 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

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

Dividends of $27.6 million were paid during the six months ended July 3, 2021. The Company has financed its dividends with cash provided by operations and current cash.

On July 30, 2021, the Company’s Board of Directors authorized a dividend of $1.00 per share to shareholders of record on August 16, 2021, payable on August 27, 2021. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

The Company purchases United States Treasury instruments which mature within one year with available cash. At July 3, 2021, the Company’s investment in these instruments totaled $150.0 million.

The Company did not purchase any shares of its common stock in the six months ended July 3, 2021 and June 27, 2020. As of July 3, 2021, $86.7 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on September 30, 2021, was unused at July 3, 2021 and the Company has no debt.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended July 3, 2021.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 3, 2021.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 3, 2021, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of July 3, 2021, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended

Index

July 3, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019 and implemented internal controls to ensure the Company adequately evaluated its lease obligations and properly assessed the impact of the new accounting standard related to recognition of right-of-use assets and lease liabilities on its financial statements. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2020 and implemented internal controls to ensure the Company adequately accounted for any potential credit losses on financial assets. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of either of the new standards. The Company has not experienced any material impact to its internal controls over financial reporting as a result of the COVID-19 pandemic.

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

The Company has reported all cases (excluding routine litigation incidental to the business) instituted against it through April 3, 2021, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending July 3, 2021.

Primus Group, LLC v. Smith and Wesson, et al., is a previously reported putative class action filed in the United States District Court for the Southern District of Ohio on August 8, 2019 that was dismissed by the trial court, with prejudice. Plaintiff filed a Notice of Appeal on October 15, 2019. The Court of Appeals for the Sixth Circuit entered an order affirming the dismissal on February 8, 2021. Because no further appeals were timely filed, this matter was closed in the three months ended July 3, 2021.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no other material changes during the three months ended July 3, 2021, to the risk factors disclosed in Item 1A. Risk Factors in the Company’s 2020 Annual Report.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JULY 3, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.
Date: August 4, 2021	S/	THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer