Form 10-Q
period 2021-10-02
STURM RUGER & CO INC
filed 2021-11-03
CIK 95029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 2, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 1-10435

STURM, RUGER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Lacey Place, Southport, Connecticut	06890
(Address of principal executive offices)	(Zip code)

(203) 259-7843

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	RGR	New York Stock Exchange

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

The number of shares outstanding of the issuer's common stock as of October 15, 2021: 17,596,600

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	October 2, 2021	December 31, 2020
		(Note)
Assets

Current Assets
Cash	$27,677	$20,147
Short-term investments	164,996	121,007
Trade receivables, net	71,861	57,876

Gross inventories (Note 4)	92,475	80,487
Less LIFO reserve	(49,473)	(48,016)
Less excess and obsolescence reserve	(3,887)	(3,394)
Net inventories	39,115	29,077

Prepaid expenses and other current assets	5,210	6,266
Total Current Assets	308,859	234,373

Property, plant and equipment	408,733	393,843
Less allowances for depreciation	(344,192)	(323,110)
Net property, plant and equipment	64,541	70,733

Deferred income taxes	11	1,530
Other assets	46,650	41,622
Total Assets	$420,061	$348,258

Note:

The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	October 2, 2021	December 31, 2020
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$38,414	$37,078
Contract liabilities with customers (Note 3)	—	84
Product liability	870	1,052
Employee compensation and benefits	31,782	37,275
Workers’ compensation	6,777	6,272
Income taxes payable	2,544	—
Total Current Liabilities	80,387	81,761

Product liability accrual	95	74
Lease liability (Note 5)	1,509	1,724
Deferred income taxes	—	—

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2021 – 24,306,486 issued, 17,596,588 outstanding
2020 – 24,205,749 issued, 17,495,851 outstanding	24,306	24,206
Additional paid-in capital	45,239	43,468
Retained earnings	414,115	342,615
Less: Treasury stock – at cost
2021 – 6,709,898 shares
2020 – 6,709,898 shares	(145,590)	(145,590)
Total Stockholders’ Equity	338,070	264,699
Total Liabilities and Stockholders’ Equity	$420,061	$348,258

Note:

The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net firearms sales	$177,529	$145,157	$560,578	$397,335
Net castings sales	717	548	2,116	2,273
Total net sales	178,246	145,705	562,694	399,608

Cost of products sold	113,444	94,553	346,569	272,362

Gross profit	64,802	51,152	216,125	127,246

Operating expenses:
Selling	7,753	8,432	24,290	23,355
General and administrative	10,323	9,862	33,484	26,844
Total operating expenses	18,076	18,294	57,774	50,199

Operating income	46,726	32,858	158,351	77,047

Other income:
Interest income	11	112	31	1,072
Interest expense	(114)	(114)	(164)	(166)
Other income, net	1,401	38	2,462	451
Total other income, net	1,298	36	2,329	1,357

Income before income taxes	48,024	32,894	160,680	78,404

Income taxes	12,822	8,141	42,902	19,719

Net income and comprehensive income	$35,202	$24,753	$117,778	$58,685

Basic earnings per share	$2.00	$1.42	$6.70	$3.36

Diluted earnings per share	$1.98	$1.39	$6.64	$3.31

Weighted average number of common shares outstanding - Basic	17,596,588	17,489,642	17,582,009	17,475,819

Weighted average number of common shares outstanding - Diluted	17,778,177	17,763,277	17,749,897	17,735,474

Cash dividends per share	$1.00	$5.42	$2.57	$5.95

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2020	$24,206	$43,468	$342,615	$(145,590)	$264,699
Net income and comprehensive income			117,778		117,778
Common stock issued – compensation plans	100	(100)			—
Vesting of RSUs		(4,801)			(4,801)
Dividends paid			(45,202)		(45,202)
Unpaid dividends accrued			(1,076)		(1,076)
Recognition of stock-based compensation expense		6,672			6,672
Balance at October 2, 2021	$24,306	$45,239	$414,115	$(145,590)	$338,070

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Operating Activities
Net income	$117,778	$58,685
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,001	21,644
Stock-based compensation	6,672	4,430
Gain on sale of assets	(111)	(72)
Deferred income taxes	1,519	3,127
Changes in operating assets and liabilities:
Trade receivables	(13,985)	(5,580)
Inventories	(10,038)	14,722
Trade accounts payable and accrued expenses	1,720	(1,614)
Contract liability to customers	(84)	(8,420)
Employee compensation and benefits	(6,569)	15,299
Product liability	(161)	196
Prepaid expenses, other assets and other liabilities	(4,282)	(19,215)
Income taxes payable	2,544	(1,223)
Cash provided by operating activities	117,004	81,979

Investing Activities
Property, plant and equipment additions	(15,617)	(8,044)
Proceeds from sale of assets	135	178
Purchases of short-term investments	(376,979)	(268,451)
Proceeds from maturities of short-term investments	332,990	293,962
Cash (used for) provided by investing activities	(59,471)	17,645

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(4,801)	(1,297)
Dividends paid	(45,202)	(104,097)
Cash used for financing activities	(50,003)	(105,394)

Increase (decrease) in cash and cash equivalents	7,530	(5,770)

Cash and cash equivalents at beginning of period	20,147	35,420

Cash and cash equivalents at end of period	$27,677	$29,650

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended October 2, 2021 may not be indicative of the results to be expected for the full year ending December 31, 2021. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Business Combination:

On November 23, 2020, the Company acquired substantially all of the assets used to manufacture Marlin Firearms from the Remington Outdoor Company, Inc. and each of the subsidiaries of the Remington Outdoor Company, Inc. for a purchase price of $28.3 million in cash. The transaction was funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations, which requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired, using the bottom up approach, to estimate their value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets was recorded as goodwill. Our estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the period in which such revised estimates are identified. No such adjustments were recorded in the three and nine months ended October 2, 2021.

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

Index

NOTE 3 — REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three and nine months ended October 2, 2021 and September 26, 2020 is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Contract liabilities with customers at beginning of period	$—	$3,646	$84	$9,623
Revenue deferred	—	150	—	4,843
Revenue recognized	—	(2,593)	(84)	(13,263)
Contract liabilities with customers at end of period	$—	$1,203	$—	$1,203

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company was not responsible for the shipment of any free products arising from such sales promotion programs as of October 2, 2021.

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

Inventories consist of the following:

	October 2, 2021	December 31, 2020
Inventory at FIFO
Finished products	$4,946	$2,878
Materials and work in process	87,529	77,609
Gross inventories	92,475	80,487
Less: LIFO reserve	(49,473)	(48,016)
Less: excess and obsolescence reserve	(3,887)	(3,394)
Net inventories	$39,115	$29,077

Index

NOTE 5 — LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of October 2, 2021:

	Balance Sheet Line Item	October 2, 2021
Right-of-use assets	Other assets	$1,788
Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$330

Noncurrent portion	Lease liabilities	1,509
Total operating lease liabilities		$1,839

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company calculates an incremental borrowing rate to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of October 2, 2021:

Remainder of 2021	$140
2022	244
2023	213
2024	215
2025	160
Thereafter	1,440
Total undiscounted future minimum lease payments	2,412
Less: Difference between undiscounted lease payments & the present value of future lease payments	(573)
Total operating lease liabilities	$1,839

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of October 2, 2021 is 11.90 years.

Index

NOTE 6 — LINE OF CREDIT

The Company had a $40 million revolving line of credit with a bank. This facility terminated on September 30, 2021. Borrowings under this facility bore interest at the one-month LIBOR rate (0.08% at September 30, 2021) plus 150 basis points. The Company was charged one-quarter of a percent (0.25%) per year on the unused portion. The facility included certain terms and covenants, including the requirement that the Company maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four quarters in any quarter that the Company drew on the line of credit. During the first quarter of 2020, the Company made a $1 million draw from the facility while it was not in compliance with this covenant. The draw was subsequently repaid prior to the end of the first quarter. The Company notified the lender and was granted a waiver on June 30, 2020. At the line of credit’s termination date and December 31, 2020, the Company was in compliance with the terms and covenants of the credit facility.

NOTE 7 — EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.9 million and $3.1 million for the three and nine months ended October 2, 2021, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 26, 2020, respectively. The Company plans to contribute approximately $0.9 million to the plan in matching employee contributions during the remainder of 2021.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.6 million and $5.6 million for the three and nine months ended October 2, 2021, respectively, and $1.2 million and $3.9 million for the three and nine months ended September 26, 2020, respectively. The Company plans to contribute approximately $1.6 million in supplemental contributions to the plan during the remainder of 2021.

NOTE 8 — INCOME TAXES

The Company's 2021 effective tax rate differs from the statutory federal tax rate due principally to state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 26.7% for both the three and nine months ended October 2, 2021. The Company's 2020 effective tax rate differs from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.7% and 25.2% for the three and nine months ended September 26, 2020, respectively.

Income tax payments for the three and nine months ended October 2, 2021 totaled $13.8 million and $36.6 million, respectively. Income tax payments for the three and nine months ended September 26, 2020 totaled $18.2 million and $22.3 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2018.

The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation

Index

of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position.

NOTE 9 — EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator:
Net income	$35,202	$24,753	$117,778	$58,685
Denominator:
Weighted average number of common shares outstanding – Basic	17,596,588	17,489,642	17,582,009	17,475,819

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	181,589	273,635	167,888	259,655

Weighted average number of common shares outstanding – Diluted	17,778,177	17,763,277	17,749,897	17,735,474

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 10 — COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 750,000 shares for issuance under the 2017 SIP, of which 218,000 shares remain available for future grants as of October 2, 2021.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were 93,939 restricted stock units issued during the nine months ended October 2, 2021. Total compensation costs related to these restricted stock units are $6.5 million.

Index

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.6 million and $6.7 million for the three and nine months ended October 2, 2021, respectively, and $1.7 million and $4.4 million for the three and nine months ended September 26, 2020, respectively.

NOTE 11 — OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net Sales
Firearms	$177,529	$145,157	$560,578	$397,335
Castings
Unaffiliated	717	548	2,116	2,273
Intersegment	5,774	5,996	19,995	15,784
	6,491	6,544	22,111	18,057
Eliminations	(5,774)	(5,996)	(19,995)	(15,784)
	$178,246	$145,705	$562,694	$399,608

Income (Loss) Before Income Taxes
Firearms	$48,139	$33,659	$161,941	$78,859
Castings	(753)	(633)	(2,084)	(1,356)
Corporate	638	(132)	823	901
	$48,024	$32,894	$160,680	$78,404

			October 2, 2021	December 31, 2020
Identifiable Assets
Firearms			$197,158	$174,500
Castings			13,456	11,959
Corporate			209,447	161,799
			$420,061	$348,258

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and nine months ended October 2, 2021 totaled $0.1 million and $0.3 million, respectively. Payments made to the NRA in the three and nine months ended September 26, 2020 totaled $0.2 million and $0.4 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

Index

NOTE 13 — CONTINGENT LIABILITIES

As of October 2, 2021, the Company was a defendant in four (4) lawsuits and is aware of certain other such claims. The lawsuits fall into two categories: traditional product liability litigation and municipal litigation. Each is discussed in turn below.

Traditional Product Liability Litigation

Two lawsuits mentioned above involve a claim for damages related to an allegedly defective product due to its design and/or manufacture. The lawsuits each stem from a specific incident of personal injury and are based on traditional product liability theories such as strict liability, negligence, and/or breach of warranty.

The Company's management believes that the allegations in these cases are unfounded, that the incidents are unrelated to the design or manufacture of the firearms involved, and that there should be no recovery against the Company.

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. There are two lawsuits of this type. The City of Gary, filed in Indiana State Court in 1999, and Estado Unidos Mexicanos v. Smith & Wesson, et al., which was filed in August 2021.

The City of Gary Complaint in that case seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

Index

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

Estado Unidos Mexicanos v. Smith & Wesson Brands, Inc., et al. was filed by the Country of Mexico and names seven defendants, mostly U.S.-based firearms manufacturers, including the Company. The Complaint advances a variety of legal theories including negligence, public nuisance, unjust enrichment, restitution, and others. Plaintiff essentially alleges that the defendants design, manufacture, distribute, market and sell firearms in a way that they know results in the illegal trafficking of firearms into Mexico, where they are used by Mexican drug cartels for criminal activities. Plaintiff seeks injunctive relief and monetary damages. The Company believes that the allegations are without merit and will defend itself accordingly.

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

NOTE 14 — SUBSEQUENT EVENTS

On October 29, 2021, the Board of Directors authorized a dividend of 79¢ per share, for shareholders of record as of November 15, 2021, payable on November 30, 2021.

The Company has evaluated events and transactions occurring subsequent to October 2, 2021 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Impact of Covid-19

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic has created significant uncertainty and adversely impacted many industries throughout the global economy. In the first nine months of 2021, the Company did not experience a significant adverse impact on its business resulting from government restrictions on the movement of people, goods, and services. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, the Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted. Management continues to monitor and assess the situation and to prepare for potential implications for the Company’s business, supply chain and customer demand.

From a liquidity perspective, the Company believes it is currently well positioned to manage through this global crisis. At the end of the third quarter of 2021, the Company was debt-free, and had cash and short-term investments totaling $193 million.

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

•

Restricting visitor access to minimize the introduction of new people to the factory environment,

•

Implementing additional cleaning and sanitizing, improved ventilation, and other health and safety processes to maintain a clean and safe workplace,

•

Providing all employees with multiple facemask coverings and other personal protective equipment and currently mandating their use by unvaccinated and “at risk” individuals at all times in our facilities, and

•

Issuing periodic guidance and reminders to all associates to encourage them to engage in safe and responsible behaviors.

The costs of these actions are expected to total approximately $1.5 million in 2021, of which approximately $0.4 million and $1.1 million was recognized during the three and nine months ended October 2, 2021, respectively. The comparable expenses totaled $3.6 million in 2020, of which approximately $0.9 million and $2.4 million were recognized during the three and nine months ended September 26, 2020, respectively.

The Company has also experienced expense reductions and deferrals in certain areas of its business, including reductions or delays in sponsorships and advertising, reduced conference and trade show participation costs, and reduced travel expenditures. The net expense reductions and deferrals for the three and nine months ended October 2, 2021 approximated $0.2 million and $0.9 million, respectively. These expense reductions and deferrals approximated $1.1 million and $2.2 million for the three and nine months ended September 26, 2020. In the three months and nine months ended October 2, 2021 some business activities that had previously been cancelled or deferred as a result of the pandemic began to resume and the related expenses increased. If COVID-19 restrictions continue to ease, these expense reductions and deferrals could lessen and may ultimately be eliminated.

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

Beginning in the latter stages of the first quarter of 2020, there was a significant increase in consumer demand for firearms, as evidenced by increases in adjusted National Instant Criminal Background Check System (“NICS”) checks. This increased demand may have been attributable, in part, to COVID-19. The sustainability of this increased consumer demand in the long-term, and the ultimate impact of COVID-19 on consumer demand, cannot be predicted at this time.

The ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Index

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 9% in the first nine months of 2021 compared to the prior year period. For the same period, NICS background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 11%.

The increase in the sell-through of the Company’s products compared favorably to the decrease in adjusted NICS background checks and may be attributable to the following:

•

Strong consumer demand for the Company’s products,

•

Increased production in 2021, and

•

The introduction of new products that have been met with strong demand.

Sales of new products, including the Ruger-57, the LCP II in .22 LR, the PC Charger, the MAX-9 pistol, and the LCP MAX represented $116.2 million or 22% of firearm sales in the first nine months of 2021. New product sales include only major new products that were introduced in the past two years.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing seven quarters follow:

	2021			2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Estimated Units Sold from Distributors to Retailers (1)	457,400	583,300	518,900	513,100	457,400	501,600	476,800
Total adjusted NICS Background Checks (thousands) (2)	3,971	4,298	5,483	5,626	5,165	5,452	4,841

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2021			2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	218,800	453,400	790,300	733,200	935,200	746,600	626,700
Orders Received	$61.1	$158.3	$267.9	$277.1	$284.0	$228.8	$203.0
Average Sales Price of Units Ordered	$279	$349	$339	$352	$304	$306	$324
Ending Backlog	$471.7	$582.3	$612.3	$516.6	$410.1	$255.6	$142.7
Average Sales Price of Ending Unit Backlog	$354	$355	$346	$342	$322	$333	$343

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. The Company increased overall production in the first nine months of 2021 by 41% from the first nine months of 2020.

Index

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2021			2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	218,800	453,400	790,300	733,200	935,200	746,600	626,700
Units Produced	525,200	575,400	541,900	491,000	430,400	374,400	363,300
Units Shipped	524,800	580,800	535,000	493,000	430,700	395,100	398,900
Average Sales Price of Units Shipped	$338	$343	$343	$342	$337	$328	$285
Ending Unit Backlog	1,333,800	1,639,800	1,767,200	511,900	1,271,700	767,200	415,700

Inventories

During the third quarter of 2021, the Company’s finished goods inventory remained substantially unchanged and distributor inventories of the Company’s products increased 67,300 units. Inventories of most product families remain significantly below pre-COVID-19 pandemic levels.

Inventory data for the trailing seven quarters follows:

	2021			2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Units — Company Inventory	10,900	10,400	15,700	8,800	10,700	11,100	31,900
Units — Distributor Inventory (1)	120,100	52,800	55,300	39,200	59,300	86,000	192,500
Total Inventory (2)	131,000	63,200	71,000	48,000	70,000	97,100	224,400

(1)

Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Index

Net Sales

Net sales data for the three months ended (dollars in millions):

	October 2, 2021	September 26, 2020	Change	% Change
Firearms	$177.5	$145.2	$32.3	22.3%

Castings	$0.7	$0.5	$0.2	30.7%

Total	$178.2	$145.7	$32.5	22.3%

Net sales data for the nine months ended (dollars in millions):

	October 2, 2021	September 26, 2020	Change	% Change
Firearms	$560.6	$397.3	$163.3	41.1%

Castings	$2.1	$2.3	$ (0.2)	(6.9)%

Total	$562.7	$399.6	$163.1	40.8%

The increases in consolidated net sales and firearms net sales for both the three and nine months ended October 2, 2021 are attributable to strong consumer demand for the Company’s products and increased production.

Cost of Products Sold and Gross Profit

Cost of products sold and gross profit data for the three months ended (dollars in millions):

	October 2, 2021	September 26, 2020	Change	% Change
Cost of products sold	$113.4	$94.6	$18.8	20.0%

Gross profit	$64.8	$51.2	$13.6	26.7%

Gross margin	36.4%	35.1%	1.3%	3.7%

Cost of products sold and gross profit data for the nine months ended (dollars in millions):

	October 2, 2021	September 26, 2020	Change	% Change
Cost of products sold	$346.6	$272.4	$74.2	27.2%

Gross profit	$216.1	$127.2	$88.9	69.8%

Gross margin	38.4%	31.8%	6.6%	20.8%

Index

The increased gross profit for both the three and nine months ended October 2, 2021 is attributable to the significant increase in sales and profitability.

The increase in gross margin for both the three and nine months ended October 2, 2021 is attributable to favorable leveraging of fixed costs, including depreciation, engineering and other indirect labor, resulting from the increased sales and production, a reduction in sales promotional activities, and improved labor efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.1 million for the three months ended October 2, 2021, a decrease of $0.2 million or 1.2% from $18.3 million in the comparable prior year period. As a percentage of sales, selling, general, and administrative expenses decreased to 10.1% in the three months ended October 2, 2021 from 12.6% in the prior year period.

Selling, general and administrative expenses were $57.8 million for the nine months ended October 2, 2021, an increase of $7.6 million or 15.1% from $50.2 million in the comparable prior year period. As a percentage of sales, selling, general, and administrative expenses decreased to 10.3% in the nine months ended October 2, 2021 from 12.6% in the prior year period.

The increase in these expenses was primarily attributable to increased sales and incentive compensation expenses and the decrease of such expenses as a percentage of sales was attributable to the significant increase in sales.

Other income, net

Other income, net of $1.3 million and $2.3 million for the three and nine months ended October 2, 2021, respectively, increased from $36,000 and $1.4 million for the three and nine months ended September 26, 2020 as a result of increased royalty and miscellaneous income in 2021 compared to 2020.

Income Taxes and Net Income

The Company's 2021 effective tax rate differs from the statutory federal tax rate due principally to state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 26.7% for both the three and nine months ended October 2, 2021. The Company's 2020 effective tax rate differs from the statutory federal tax rate due principally to state income taxes. The Company’s effective income tax rate was 24.7% and 25.2% for the three and nine months ended September 26, 2020, respectively.

As a result of the foregoing factors, consolidated net income was $35.2 million and $117.8 million for the three and nine months ended October 2, 2021, respectively. This represents an increase of 42.2% and 100.7% from $24.8 million and $58.7 million in the comparable prior year periods.

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

Index

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

EBITDA was $55.4 million for the three months ended October 2, 2021, an increase of 38.1% from $40.1 million in the comparable prior year period.

For the nine months ended October 2, 2021 EBITDA was $182.8 million, an increase of 88.4% from $99.1 million in the comparable prior year period.

Non-GAAP Reconciliation — EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$ 35,202	$24,753	$ 117,778	$58,685

Income tax expense	12,822	8,141	42,902	19,719
Depreciation and amortization expense	7,250	7,215	22,001	21,644
Interest income	(11)	(112)	(31)	(1,072)
Interest expense	114	114	164	166
EBITDA	$55,377	$40,111	$182,814	$99,142

Financial Condition

Liquidity

At the end of the third quarter of 2021, the Company’s cash and short-term investments totaled $192.7 million. Pre-LIFO working capital of $277.9 million, less the LIFO reserve of $49.4 million, resulted in working capital of $228.5 million and a current ratio of 3.8 to 1.

Operations

Cash provided by operating activities was $117.0 million for the nine months ended October 2, 2021, compared to $82.0 million for the comparable prior year period. The increase in cash provided in

Index

the nine months ended October 2, 2021 is primarily attributable to the increase in net income, partially offset by the payment of the 2020 annual incentive compensation and the increase in inventory in the nine months ended October 2, 2021.

Third parties supply the Company with various raw materials for its firearms and castings, such as steel, fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts. In the nine months ended October 2, 2021, the Company’s manufacturing operations were impacted by limited deliveries of raw materials. A limited supply of these materials in the marketplace can result in increases to purchase prices and adversely affect production levels. If market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials cannot be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing

Capital expenditures for the nine months ended October 2, 2021 totaled $15.6 million, an increase from $8.0 million in the comparable prior year period. In 2021, the Company expects to spend approximately $20 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

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

Dividends of $45.2 million were paid during the nine months ended October 2, 2021. The Company has financed its dividends with cash provided by operations and current cash. Dividends of $104.1 million were paid during the nine months ended September 26, 2020, reflecting the quarterly dividends and a $5.00 per share special dividend paid in August 2020.

On October 29, 2021, the Company’s Board of Directors authorized a dividend of 79¢ per share to shareholders of record on November 15, 2021, payable on November 30, 2021. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

The Company purchases United States Treasury instruments which mature within one year with available cash. At October 2, 2021, the Company’s investment in these instruments totaled $165.0 million.

The Company did not purchase any shares of its common stock in the nine months ended October 2, 2021 and September 26, 2020. As of October 2, 2021, $86.7 million remained authorized for future stock repurchases.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended October 2, 2021.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 2, 2021.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 2, 2021, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of October 2, 2021, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019 and implemented internal controls to ensure the Company adequately evaluated its lease obligations and properly assessed the impact of the new accounting standard related to recognition of right-of-use assets and lease liabilities on its financial statements. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2020 and implemented internal controls to ensure the Company adequately accounted for any potential credit losses on financial assets. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of either of the new standards. The Company has not experienced any material impact to its internal controls over financial reporting as a result of the COVID-19 pandemic.

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

The Company has reported all cases (excluding routine litigation incidental to the business) instituted against it through July 3, 2021, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There was one lawsuit formally instituted against the Company during the three months ending October 2, 2021. Estado Unidos Mexicanos v. Smith & Wesson Brands, Inc., et al. was filed in the United States District Court for the District of Massachusetts on August 4, 2021.

During the three months ending October 2, 2021, the previously reported case of FN Herstal, S.A. v. Sturm, Ruger & Co., Inc. was dismissed by agreement of the parties.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no other material changes during the three months ended October 2, 2021, to the risk factors disclosed in Item 1A. Risk Factors in the Company’s 2020 Annual Report.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 2, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.
Date: November 3, 2021	S/ THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer