Form 10-K
period 2021-12-31
STURM RUGER & CO INC
filed 2022-02-23
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter such period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [☒] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [☐] Emerging growth company [☐]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [☒]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021:

Common Stock, $1 par value - $1,568,608,300

The number of shares outstanding of the registrant's common stock as of February 15, 2022: Common Stock, $1 par value - 17,596,600shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders to be held May 9, 2022 are incorporated by reference into Part III (Items 10 through 14) of this Report.

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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. and Subsidiary (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the year ended December 31, 2021 were from the firearms segment, with less than 1% from the castings segment. Export sales represent approximately 4% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company primarily offers products in three industry product categories – rifles, pistols, and revolvers. The Company’s firearms are sold through independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in the firearms segment and has minimal sales to outside customers. The castings and MIM parts are sold to outside customers, either directly or through manufacturers’ representatives.

On November 23, 2020, the Company acquired substantially all of the Marlin Firearms assets. The agreement to purchase these assets emanated from the Remington Outdoor Company, Inc. bankruptcy and was approved by the United States Bankruptcy Court for the Northern District of Alabama on September 30, 2020. The purchase price of approximately $28.3 million was paid with available cash on hand. Shipments of Ruger-made, Marlin lever action rifles commenced late in the fourth quarter of 2021.

For the years ended December 31, 2021, 2020, and 2019, net sales attributable to the Company's firearms operations were $728.1 million, $565.9 million and $406.3 million. The balance of the Company's net sales for the aforementioned periods was attributable to its castings operations.

Firearms Products

The Company presently manufactures firearm products, under the “Ruger” name and trademark, in the following industry categories:

Rifles		Revolvers
•	Single-shot	•	Single-action
•	Autoloading	•	Double-action
•	Bolt-action
•	Modern sporting
Pistols
•	Rimfire autoloading
•	Centerfire autoloading

In addition, the Company manufactures lever-action rifles under the “Marlin” name and trademark.

Most firearms are available in several models based upon caliber, finish, barrel length, and other features.

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Net sales of rifles by the Company accounted for $317.5 million, $234.3 million, and $200.6 million of total net sales for the years 2021, 2020, and 2019, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Net sales of pistols by the Company accounted for $278.4 million, $198.1 million, and $124.8 million of revenues for the years 2021, 2020, and 2019, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Net sales of revolvers by the Company accounted for $84.4 million, $79.1 million, and $56.8 million of revenues for the years 2021, 2020, and 2019, respectively.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for $47.8 million, $54.1 million, and $24.1 million of total net sales for the years 2021, 2020, and 2019, respectively.

Castings Products

Net sales attributable to the Company’s casting operations (excluding intercompany transactions) accounted for $2.6 million, $3.0 million, and $4.2 million, for 2021, 2020, and 2019, respectively. These sales represented less than 1% of total net sales in each of 2021 and 2020 and approximately 1% of total net sales for 2019.

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

Marketing and Distribution

Firearms

The Company's firearms are primarily marketed through a network of federally licensed, independent wholesale distributors who purchase the products directly from the Company. They resell to federally licensed, independent retail firearms dealers who in turn resell to legally authorized end users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors. Each domestic distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 14 distributors service the domestic commercial market, with an additional 25 distributors servicing the domestic law enforcement market and 44 distributors servicing the export market.

In 2021, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 21%; Sports South - 19%; and Davidson’s - 19%.

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

As of February 1, 2022, the Company employed approximately 1,912 full-time employees, approximately 25% of whom had at least ten years of service with the Company.

The Company attracts candidates and retains employees by offering competitive compensation packages, which include:

•

Base wages or salary,

•

Profit sharing,

•

Medical and welfare coverage,

•

Holidays and other “paid time off” (PTO), and

•

401(k) plan participation and matching program.

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

In addition to providing a competitive compensation package and emphasizing the development of employees, the Company retains its employees by maintaining a safe, responsible, and preferred workplace. The Company is committed to conducting business in conformance with the highest ethical standards and in compliance with all relevant legal and regulatory requirements. The “Code of Business Conduct and Ethics” and the “Corporate Compliance Program” are two active programs that guide the Company’s practices to achieve these goals.

Since the beginning of the global outbreak of the Coronavirus disease 2019 (“COVID-19”) in March 2020, the Company continues to take multiple proactive steps to maintain the health and safety of its employees and maintain a preferred workplace. These actions include:

•

Providing all employees with additional COVID-19 PTO;

•

Encouraging employees to work remotely, wherever possible, and implementing social distancing throughout each manufacturing facility, including in every manufacturing cell;

•

Through dedicated facility nurses, confidentially communicating with and assisting employees with potential health issues and contact tracing;

•

Restricting visitor access to avoid introducing new people to the factory environment;

•

Implementing additional cleaning, sanitizing, improved ventilation and other health and safety processes to maintain a clean and safe workplace; and

•

Providing all employees with multiple face coverings and other personal protective equipment and mandating their use in our facilities.

To assess and improve employee retention and engagement, the Company surveys employees on an annual basis with the assistance of a third-party consultant, and takes actions to address areas of employee concern and build on the competencies that are important for our future success.

Research and Development

In 2021, 2020, and 2019, the Company spent approximately $11.7 million, $8.0 million, and $8.2 million, respectively, on research and development activities relating to new products and the improvement of existing products. Research and development expenses are included in costs of products sold. As of February 1, 2022, the Company had approximately 72 employees whose primary responsibilities were research and development activities.

Patents and Trademarks

The Company owns various United States and foreign patents and trademarks which have been secured over a period of years and which expire at various times. It is the policy of the Company to apply for patents and trademarks whenever new products or processes deemed commercially valuable are developed or marketed by the Company. The Company deems its patents and trademarks to be valuable and therefore works to police and protect them.

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

Name	Age	Position With Company

Christopher J. Killoy	63	President and Chief Executive Officer

Thomas A. Dineen	53	Senior Vice President, Treasurer, and Chief Financial Officer

Thomas P. Sullivan	61	Senior Vice President of Operations

Kevin B. Reid, Sr.	61	Vice President, General Counsel, and Corporate Secretary

Shawn C. Leska	50	Vice President, Sales

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

The sale, purchase, ownership, and use of firearms are subject to thousands of federal, state and local governmental regulations. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. Federal law generally prohibits the private ownership of fully automatic weapons manufactured after 1986 and places certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons and holds all necessary licenses under these federal laws. If the scope of the National Firearms Act is expanded to regulate firearms currently regulated by the Gun Control Act, it could make acquisition of commonly owned and used firearms more expensive and complicated for consumers, which could have a material adverse impact on demand for Company products. Several states currently have laws in effect similar to the aforementioned legislation.

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

The Company must comply with various laws and regulations pertaining to workplace safety and environment, environmental matters, and firearms manufacturing.

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

We rely primarily on third parties for transportation of the products we manufacture as well as delivery of our raw materials.

Any increase in the cost of the transportation of our raw materials or products, as a result of increases in fuel or labor costs, higher demand for logistics services, consolidation in the transportation industry or otherwise, may adversely affect our results of operations. If any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture and deliver our products in a timely manner. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. And such failure of a third-party transportation provider could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations

The integration of Marlin branded firearms may be more difficult than anticipated.

If we are unable to execute our strategy related to the acquisition of Marlin assets and we are not able to manufacture Marlin branded firearms to the planned level of quality, quantity, cost effectiveness, or timeliness as planned, our financial condition, results of operations, and reputation would suffer.

Availability and retention of our labor force, especially our key management, is critical to the success of the Company.

We have observed an overall tightening and increasingly competitive labor market, which could inhibit our ability to recruit, train and retain the employees we require at efficient costs and could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. We rely on the management and leadership skills of our senior management team. Our senior executives are not bound by employment agreements. The loss of the services of one or more of our senior executives or other key personnel could have a significant adverse impact on our business.

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

The Company has other facilities that were not used in its manufacturing operations in 2021:

	Approximate Aggregate Usable Square Feet	Status	Segment

Southport, Connecticut	25,000	Owned	Corporate

Newport, New Hampshire (Dorr Woolen Building)	45,000	Owned	Firearms

Enfield, Connecticut	10,000	Leased	Firearms

Rochester, New Hampshire	2,000	Leased	Firearms

Fairport, New York	3,700	Leased	Corporate

Mayodan, North Carolina	250,000	Leased	Firearms

Madison, North Carolina	130,000	Leased	Firearms

There are no mortgages or any other major encumbrance on any of the real estate owned by the Company.

The Company’s principal executive offices are located in Southport, Connecticut.

ITEM 3—LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 20 to the financial statements, which are included in this Form 10-K.

The Company has reported all cases instituted against it through October 2, 2021, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending December 31, 2021.

ITEM 4—MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 7, 2022, the Company had 1,807 stockholders of record.

Issuer Repurchase of Equity Securities

In 2019 the Company repurchased shares of its common stock. In 2020 and 2021, the Company did not repurchase any shares of its common stock. Details of the purchases in 2019 follow:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

Third Quarter 2019
July 28 to August 24	44,500	44.83	44,500	$86,710,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2021 approximately $86.7 million remained authorized for share repurchases.

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Recreation and Russell 2000 Index
(Performance Results Through 12/31/21)

$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Sturm, Ruger & Co., Inc.
Standard & Poors 500
Recreation
Russell 2000 Index
$100.00
$120.22
$121.83
$114.65
$108.64
$116.49
$105.54
$105.48
$102.03
$153.17
$139.17
$129.10
$94.84
$181.36
$155.20
$152.53
$142.42
$250.67
$233.43
$177.73
$155.62

Assumes $100 invested at the close of trading 12/16 in Sturm, Ruger & Co., Inc. common stock, Standard & Poor’s 500, Recreation, and Russell 2000 Index.

* Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

	2016	2017	2018	2019	2020	2021
Sturm, Ruger & Co., Inc.	100.00	108.64	105.54	94.84	142.42	155.62
Standard & Poor’s 500	100.00	121.83	116.49	153.17	181.36	233.43
Recreation	100.00	120.22	105.48	139.17	152.53	250.67
Russell 2000 Index	100.00	114.65	102.03	129.10	155.20	177.73

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2021:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
			—
2017 Stock Incentive Plan	312,420	—	217,927
Equity compensation plans not approved by security holders
None.
Total	312,420	—	217,927

*	Restricted stock units are settled in shares of common stock or the cash equivalent. Accordingly, the weighted-average exercise price is not applicable.

ITEM 6 — [RESERVED]

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

Impact of COVID-19

The global outbreak of the Coronavirus disease 2019 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic has created significant uncertainty and adversely impacted many industries throughout the global economy. In 2021, the Company was able to mitigate the adverse impact on its business resulting from government restrictions on the movement of people, goods, and services. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, the Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted. Management, with guidance from a dedicated Company COVID-19 Task Force, continues to monitor and assess the situation and prepare for potential implications for the Company’s business, supply chain and customer demand.

From a liquidity perspective, the Company believes it is currently well positioned to continue to manage through this global crisis. At the end of 2021, the Company was debt-free and had cash and short-term investments totaling $221.0 million.

The Company has taken many proactive steps to maintain the health and safety of its employees and to mitigate the impact on its business. These actions include:

•

Providing all employees with additional paid time off for COVID-19-related purposes since 2020,

•

Offering cash and other incentives for employees who receive COVID-19 vaccinations,

•

Holding multiple onsite COVID-19 vaccination clinics at our manufacturing facilities,

•

Encouraging employees to continue to work remotely, wherever possible, and maintaining social distancing throughout each manufacturing facility, including in every manufacturing cell,

•

Confidentially communicating with and assisting employees with potential health issues and positive case contact tracing through our dedicated facility nurses,

•

Restricting visitor access to minimize the introduction of new people to the factory environment,

•

Implementing additional cleaning and sanitizing, improved ventilation, and other health and safety processes to maintain a clean and safe workplace,

•

Delivering multiple face coverings and other personal protective equipment to employees free of charge and mandating their use in our facilities,

•

Giving employees access to free COVID-19 testing through our facility nurses, and

•

Issuing periodic guidance, tools, and reminders to all associates to encourage them to engage in safe and responsible behaviors.

The costs of these actions totaled approximately $1.5 million in 2021 and $3.6 million in 2020. The Company has also experienced expense reductions and deferrals in certain areas of our business, including reductions or delays in sponsorships and advertising, reduced conference and trade show participation costs, and reduced travel expenditures. These expense reductions and deferrals approximated $0.4 million in 2021 and $2.9 million in 2020. In 2021 some business activities that had previously been cancelled or deferred as a result of the pandemic began to resume and related expenses increased. As COVID-19 restrictions ease, these expense reductions and deferrals could lessen and may ultimately be eliminated.

The Company has been able to keep all of its facilities safe and open with only limited restrictions on operations. While certain parts of the economy have begun to reopen as restrictions have been lifted, it is possible that additional restrictions will be put in place in the future that could adversely impact the Company’s business for an indeterminate period.

From the latter stages of the first quarter of 2020 to early in 2021, there was a significant increase in consumer demand for firearms, as evidenced by the increase in the National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) . This increased demand may have been related, in part, to COVID-19.

The impact of COVID-19 in 2022 and future years on consumer demand and the Company’s business, operations, financial results financial condition, and cash flows is dependent on future developments, including the duration of the pandemic and the related impact on the global economy, which remains uncertain.

Results of Operations - 2021

Product Demand

The estimated sell-through of the Company’s products from the independent distributors to retailers in 2021 increased 3.5% from 2020. For the same period, adjusted NICS decreased 12%.

The increase in the sell-through of the Company’s products compared favorably to the decrease in adjusted NICS background checks in 2021 and may be attributable to the following:

•

Strong consumer demand for the Company’s products,

•

Increased production in 2021, and

•

The introduction of popular new products.

Estimated sell-through from distributors to retailers and total adjusted NICS background checks:

	2021	2020	2019

Estimated Units Sold from Distributors to Retailers (1)	2,017,800	1,948,900	1,355,500

Total Adjusted NICS Background Checks (2)	18,515,000	21,084,000	13,199,000

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

Orders Received in 2021 decreased 39.7% from 2020. Our ending order backlog of 1,204,500 units at December 31, 2021 decreased 307,400 units from a backlog of 1,511,900 units at December 31, 2020.

The units ordered, value of orders received and ending backlog, net of Federal Excise Tax, for the trailing three years are as follows (dollars in millions, except average sales price):

	2021	2020	2019

Orders Received	$606.5	$992.9	$398.4

Average Sales Price of Orders Received	$330	$326	$293

Ending Backlog	$429.7	$516.6	$57.8

Average Sales Price of Ending Backlog	$357	$342	$308

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, to plan production levels and manage inventories. These reviews resulted in an increase in total unit production of 29.9% in 2021 compared to 2020.

Annual Summary Unit Data

Firearms unit data for orders, production, and shipments follows:

	2021	2020	2019

Units Ordered	1,835,500	3,041,700	1,361,100

Units Produced	2,154,600	1,659,100	1,313,400

Units Shipped	2,142,900	1,717,700	1,326,200

Average Sales Price	$340	$329	$306

Units – Backlog	1,204,500	1,511,900	187,900

Inventories

The Company’s finished goods inventory increased by 11,800 units during 2021, but remain significantly below pre-COVID-19 pandemic levels.

Distributor inventories of the Company’s products increased by 125,000 units during 2021, but remain significantly below the level needed to support rapid fulfillment of retailer demand for most product families.

Inventory data follows:

	2021	2020	2019

Units – Company Inventory	20,600	8,800	67,400

Units – Distributor Inventory (3)	164,200	39,200	270,400

Total inventory (4)	184,800	48,000	337,800

(3)

Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2021, as compared to year ended December 31, 2020:

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the year ended (dollars in millions):

	December 31, 2021	December 31, 2020	Change	% Change
Net firearms sales	$728.1	$565.9	$162.2	28.7%

Net casting sales	$2.6	$3.0	$(0.4)	(13.6)%

Total net sales	$730.7	$568.9	$161.8	28.5%

Cost of products sold	$451.2	$377.5	$73.7	19.5%

Gross profit	$279.5	$191.4	$88.1	46.0%

Gross margin	38.3%	33.7%	4.6%	13.6%

Firearms unit shipments increased 24.8% in 2021. New products represented $155.5 million or 22% of firearms sales in 2021, compared to $111.2 million or 22% of firearms sales in 2020. New product sales include only major new products that were introduced in the past two years. In 2021, new products included the Ruger-57 pistol, the PC Charger, the MAX-9 pistol, the LCP II in .22 LR pistol, the LCP MAX pistol, the Wrangler revolver, and the Marlin 1895 lever-action rifle.

The increased gross profit for the year ended December 31, 2021 is attributable to the significant increase in sales and profitability.

The increase in gross margin for the year ended December 31, 2021 is attributable to favorable leveraging of fixed costs, including depreciation, engineering and other indirect labor, resulting from the increased sales and production, labor efficiencies, and reduced sales promotional activities.

Selling, General and Administrative

Selling, general and administrative expenses were $76.5 million in 2021, an increase of $4.2 million from $72.3 million in 2020, and a decrease from 12.7% of sales in 2020 to 10.5% of sales in 2021. The increase in expense was primarily attributable to increased sales and incentive compensation expenses and the decrease in the percentage of sales was attributable to the significant increase in sales.

Other Operating Income, net

Other operating income, net was $0.1 million in 2021 and was de minimis in 2020.

Operating Income

Operating income was $203.1 million or 27.8% of sales in 2021. This is an increase of $84.0 million from 2020 operating income of $119.1 million or 20.9% of sales.

Royalty Income

Royalty income was $2.0 million in 2021 and $0.8 million in 2020.

Interest Income

Interest income was de minimis in 2021, a decrease from $1.1 million in 2020, due to significantly decreased interest rates earned on short-term investments in 2021.

Interest Expense

Interest expense was $0.2 million in 2021 and 2020.

Other Income, Net

Other income, net was $1.6 million in 2021, an increase of $1.5 million from $0.1 million in 2020.

Income Taxes and Net Income

The effective income tax rate was 24.5% in 2021 and 25.3% in 2020. The Company's 2021 effective tax rate differs from the statutory federal tax rate due principally to state income taxes and the nondeductibility of certain executive compensation. The Company's 2020 effective tax rate differs from the statutory federal tax rate due principally to state income taxes.

As a result of the foregoing factors, consolidated net income was $156.9 million in 2021. This represents an increase of $65.5 million from 2020 consolidated net income of $90.4 million.

Non-GAAP Financial Measure

In an effort to provide investors with additional information regarding its results, the Company refers to various United States generally accepted accounting principles (“GAAP”) financial measures and two non-GAAP financial measures, EBITDA and EBITDA margin, which management believes provides useful information to investors. These non-GAAP measures may not be comparable to similarly titled measures being disclosed by other companies. In addition, the Company believes that the non-GAAP financial measures should be considered in addition to, and not in lieu of, GAAP financial measures. The Company believes that EBITDA and EBITDA margin are useful to understanding its operating results and the ongoing performance of its underlying business, as EBITDA provides information on the Company’s ability to meet its capital expenditure and working capital requirements, and is also an indicator of profitability. The Company believes that this reporting provides better transparency and comparability to its operating results. The Company uses both GAAP and non-GAAP financial measures to evaluate its financial performance.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2021	2020

Net income	$155,899	$90,398

Income tax expense	50,695	30,583
Depreciation and amortization expense	26,152	27,576
Interest expense	164	191
Interest income	(49)	(1,126)
EBITDA	$232,861	$147,622
EBITDA margin	31.9%	26.0%

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

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2021
	Q4	Q3	Q2	Q1

Units Ordered	373,000	218,800	453,400	790,300

Units Produced	512,100	525,200	575,400	541,900

Units Shipped	502,300	524,800	580,800	535,000

Estimated Units Sold from Distributors to Retailers	458,200	457,400	583,300	518,900

Total Adjusted NICS Background Checks	4,763,000	3,971,000	4,298,000	5,483,000

Average Unit Sales Price	$334	$338	$343	$343

Units – Backlog	1,204,500	1,333,800	1,639,800	1,767,200

Units – Company Inventory	20,600	10,900	10,400	15,700

Units – Distributor Inventory (5)	164,200	120,100	52,800	55,300

	2020
	Q4	Q3	Q2	Q1

Units Ordered	733,200	935,200	746,600	626,700

Units Produced	491,000	430,400	374,400	363,300

Units Shipped	493,000	430,700	395,100	398,900

Estimated Units Sold from Distributors to Retailers	513,100	457,400	501,600	476,800

Total Adjusted NICS Background Checks	5,626,000	5,165,000	5,452,000	4,841,000

Average Unit Sales Price	$342	$337	$328	$285

Units – Backlog	1,511,900	1,271,700	767,200	415,700

Units – Company Inventory	8,800	10,700	11,100	31,900

Units – Distributor Inventory (5)	39,200	59,300	86,000	192,500

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2021
	Q4	Q3	Q2	Q1

Orders Received	$119.2	$61.1	$158.3	$267.9

Average Sales Price of Orders Received	$320	$279	$349	$339

Ending Backlog	$429.7	$471.7	$582.3	$612.3

Average Sales Price of Ending Backlog	$357	$354	$355	$346

	2020
	Q4	Q3	Q2	Q1

Orders Received	$277.1	$284.0	$228.8	$203.0

Average Sales Price of Orders Received	$352	$304	$306	$324

Ending Backlog	$516.6	$410.1	$255.6	$142.7

Average Sales Price of Ending Backlog	$342	$322	$333	$343

Fourth Quarter Net Sales and Gross Profit Analysis

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	December 31, 2021	December 31, 2020	Change	% Change
Net firearms sales	$167.5	$168.5	$(1.0)	(0.6)%

Net casting sales	$0.5	$0.8	$(0.3)	(34.6)%

Total net sales	$168.0	$169.3	$(1.3)	(0.7)%

Cost of products sold	$104.6	$105.1	$(0.5)	(0.4)%

Gross profit	$63.4	$64.2	$(0.8)	(1.2)%

Gross margin	37.7%	37.9%	(0.2)%	(0.5)%

Results of Operations - 2020

Year ended December 31, 2020, as compared to year ended December 31, 2019:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2020	2019	2018

Units Ordered	3,041,700	1,361,100	1,531,100

Units Produced	1,659,100	1,313,400	1,610,300

Units Shipped	1,717,700	1,326,200	1,633,000

Average Sales Price	$329	$306	$300

Units – Backlog	1,511,900	187,900	153,000

Units – Company Inventory	8,800	67,400	80,300

Units – Distributor Inventory (1)	39,200	270,400	299,700

Castings Setups	66,044	62,548	83,401

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2020	2019	2018

Orders Received	$992.9	$398.4	$430.0

Average Sales Price of Orders Received (2)	$326	$293	$281

Ending Backlog	$516.6	$57.8	$55.6

Average Sales Price of Ending Backlog (2)	$342	$308	$364

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

Casting segment net sales were $3.0 million in 2020. This represents a decrease of $1.2 million or 28.1% from 2019 casting sales of $4.2 million

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

Cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability, and product safety bulletins and recalls- In 2020, cost of products sold, before LIFO, overhead and labor rate adjustments to inventory, product liability and safety bulletins and recalls decreased 10.5% as a percentage of sales compared to 2019. This decrease was due primarily to the significant increase in sales and production which resulted in favorable leveraging of fixed costs and a reduction in promotional activities.

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

Non-GAAP Financial Measure

In an effort to provide investors with additional information regarding its results, the Company refers to various United States generally accepted accounting principles (“GAAP”) financial measures and two non-GAAP financial measures, EBITDA and EBITDA margin, which management believes provides useful information to investors. These non-GAAP measures may not be comparable to similarly titled measures being disclosed by other companies. In addition, the Company believes that the non-GAAP financial measures should be considered in addition to, and not in lieu of, GAAP financial measures. The Company believes that EBITDA and EBITDA margin are useful to understanding its operating results and the ongoing performance of its underlying business, as EBITDA provides information on the Company’s ability to meet its capital expenditure and working capital requirements, and is also an indicator of profitability. The Company believes that this reporting provides better transparency and comparability to its operating results. The Company uses both GAAP and non-GAAP financial measures to evaluate its financial performance.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2020	2019

Net income	$90,398	$32,291

Income tax expense	30,583	10,736
Depreciation and amortization expense	27,576	29,331
Interest expense	191	192
Interest income	(1,126)	(2,594)
EBITDA	$147,622	$69,956
EBITDA margin	26.0%	17.0%

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

Financial Condition

Liquidity

At December 31, 2021, the Company had cash and cash equivalents of $21.0 million and $200.0 million in short term investments. Our pre-LIFO working capital of $303.4 million, less the LIFO reserve of $51.8 million, resulted in working capital of $251.6 million and a current ratio of 4.3 to 1.

Operations

Cash provided by operating activities was $172.3 million, $143.8 million, and $49.6 million in 2021, 2020, and 2019, respectively. The increase in cash provided in 2021 compared to 2020 is primarily attributable to significantly increased earnings in 2021.

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

Investing and Financing

Capital expenditures were $28.8 million, $24.2 million, and $20.3 million in 2021, 2020, and 2019, respectively. In 2022, the Company expects capital expenditures to approximate $20 million, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the budgeted amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

On November 23, 2020, the Company acquired substantially all of the Marlin Firearms assets, consisting of inventory, machinery and equipment, and intangible assets. The agreement to purchase these assets emanated from the Remington Outdoor Company, Inc. bankruptcy and was approved by the United States Bankruptcy Court for the Northern District of Alabama on September 30, 2020. The purchase price of approximately $28.3 million was paid with available cash on hand. Shipments of Ruger-made, Marlin lever-action rifles commenced late in the fourth quarter of 2021.

As of December 31, 2021, the Company had $200.0 million of United States Treasury instruments which mature within one year.

In 2019, the Company repurchased 44,500 shares of its common stock for $2.0 million in the open market. The average price per share purchased was $44.83. These purchases were funded with cash on hand. No shares were repurchased in 2020 or 2021.

At December 31, 2021, approximately $86.7 million remained authorized for future share repurchases.

The Company paid dividends totaling $59.1 million, $113.9 million, and $14.3 million in 2021, 2020, and 2019, respectively. The increased dividends paid in 2020 were attributable to a $5.00 per share special dividend paid in August 2020. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On February 18, 2022, the Company’s Board of Directors authorized a dividend of 86¢ per share to shareholders of record on March 11, 2022. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash, and the Company’s need for funds.

The Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt.

Contractual Obligations

At December 31, 2021, the Company had approximately $64.2 million in agreements to purchase goods or services that are enforceable and legally binding on the Company, all of which are expected to be settled in less than one year. Additionally, the Company has approximately $2.3 million in operating lease obligations, which will be payable through 2034. The Company expects to fund all of these commitments with cash flows from operations and current cash.

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

Three of the Company’s smaller independent domestic wholesale distributors discontinued their firearms distribution operations in 2019. Currently, there are 14 domestic distributors. Additionally, the Company has 44 and 25 distributors servicing the export and law enforcement markets, respectively.

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

The Company believes the valuation of its inventory and the related excess and obsolescence reserve is also a critical accounting policy. Inventories are carried at the lower of cost, principally determined by the last-in, first-out (LIFO) method, or market. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and the Company’s estimates of the prevailing costs of the many components of inventory existing at that time.

The Company determines its excess and obsolescence reserve by projecting the year in which inventory will be consumed into a finished product. Given ever-changing market conditions, customer preferences and the anticipated introduction of new products, projecting the future usage of inventory is subjective. As such, it does not seem prudent to carry inventory at full cost beyond what the Company projects to be needed during the next 36 months.

The methodologies applied for determining the estimates related to the product liability accrual, the LIFO reserve, and the excess and obsolescence reserve have not changed from the prior year.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance for accelerated filing companies will be effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and all other entities should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows. The adoption of the new guidance did not have a material impact to the Company.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	47

(PCAOB ID 49)

Reports of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Sturm, Ruger & Company, Inc. and Subsidiary's (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and our report dated February 23, 2022 expressed an unqualified opinion.

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

/s/RSM US LLP

Stamford, Connecticut

February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Last-In, First-Out Inventory Reserve

As described in Notes 1 and 5 to the financial statements, substantially all of the Company’s inventories are valued at the lower of cost, determined by the last-in, first-out (LIFO) method, or market, and the Company's consolidated net inventories balance of $43.9 million as of December 31, 2021, included a LIFO inventory reserve of $51.8 million. The Company records its net inventories under the LIFO method at the end of each year based on the inventory levels at the measurement date and a complex manual calculation that estimates the prevailing inventory costs existing at that time.

We identified the LIFO inventory reserve as a critical audit matter because of the complexities of the manual calculations performed by management to estimate the prevailing inventory costs, which includes calculations to estimate current year price level changes through the development of a prior year and a current year cumulative price index. Auditing management’s estimate of the LIFO inventory reserve was complex and required a high degree of auditor judgement and increased audit effort due to the complexities of management’s manual calculations.

Our audit procedures related to the Company’s LIFO inventory reserve included the following, among others:

•

We obtained an understanding of the relevant controls related to the LIFO inventory reserve and tested such controls for design and operating effectiveness, including controls related to the review of the calculations related to the estimate of the current year price level changes, the calculation of the cumulative price indexes, and the estimate of the LIFO inventory reserve.

•

We tested the completeness, accuracy, and relevance of the underlying data used in management's estimate of the current year price level changes, the calculation of cumulative price index and the LIFO inventory reserve.

•

We tested the mathematical accuracy of the Company’s calculation to estimate the LIFO inventory reserve.

•

We evaluated the appropriateness of management’s methodologies to develop the estimate of the LIFO inventory reserve.

•

We evaluated the reasonableness of management’s estimate of the current year price level changes by comparing management’s estimate to external market data.

/s/RSM US LLP

We have served as the Company's auditor since 2005.

Stamford, Connecticut

February 23, 2022

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2021	2020

Assets

Current Assets
Cash and cash equivalents	$21,044	$20,147
Short-term investments	199,971	121,007
Trade receivables, net	57,036	57,876

Gross inventories	100,023	80,487
Less LIFO reserve	(51,826)	(48,016)
Less excess and obsolescence reserve	(4,347)	(3,394)
Net inventories	43,850	29,077

Prepaid expenses and other current assets	6,832	6,266
Total Current Assets	328,733	234,373

Property, Plant, and Equipment	421,282	393,843
Less allowances for depreciation	(347,651)	(323,110)
Net property, plant and equipment	73,631	70,733

Deferred income taxes	536	1,530
Other assets	39,443	41,622
Total Assets	$442,343	$348,258

See accompanying notes to consolidated financial statements.

December 31,	2021	2020

Liabilities and Stockholders’ Equity

Current Liabilities

Trade accounts payable and accrued expenses	$36,400	$37,078
Contract liabilities with customers (Note 3)	-	84
Product liability	795	1,052
Employee compensation and benefits	33,154	37,275
Workers’ compensation	6,760	6,272
Total Current Liabilities	77,109	81,761

Lease liability (Note 8)	1,476	1,724
Product liability accrual	97	74

Contingent liabilities (Note 20)	-	-

Stockholders’ Equity
Common stock, non-voting, par value $1:
Authorized shares – 50,000; none issued
Common stock, par value $1:
Authorized shares – 40,000,000
2021 – 24,306,486 issued,
17,596,588 outstanding
2020 – 24,205,749 issued,
17,495,851 outstanding	24,306	24,206
Additional paid-in capital	46,847	43,468
Retained earnings	438,098	342,615
Less: Treasury stock – at cost
2021 – 6,709,898 shares
2020 – 6,709,898 shares	(145,590)	(145,590)
Total Stockholders’ Equity	363,661	264,699
Total Liabilities and Stockholders’ Equity	$442,343	$348,258

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2021	2020	2019

Net firearms sales	$728,141	$565,863	$406,326
Net castings sales	2,595	3,005	4,180
Total net sales	730,736	568,868	410,506

Cost of products sold	451,179	377,427	310,958

Gross profit	279,557	191,441	99,548

Operating Expenses:
Selling	33,259	33,332	29,775
General and administrative	43,289	39,013	30,344
Other operating expense (income), net	(127)	(52)	54
Total operating expenses	76,421	72,293	60,173

Operating income	203,136	119,148	39,375

Other income:
Royalty income	1,975	814	698
Interest income	49	1,126	2,594
Interest expense	(164)	(191)	(192)
Other income, net	1,598	84	552
Total other income, net	3,458	1,833	3,652

Income before income taxes	206,594	120,981	43,027

Income taxes	50,695	30,583	10,736

Net income and comprehensive income	$155,899	$90,398	$32,291

Basic Earnings Per Share	$8.87	$5.17	$1.85

Diluted Earnings Per Share	$8.78	$5.09	$1.82

Weighted average number of common shares outstanding - Basic	17,585,604	17,486,054	17,461,421

Weighted average number of common shares outstanding - Diluted	17,757,834	17,769,856	17,778,832

Cash Dividends Per Share	$3.36	$6.51	$0.82

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2018	$24,123	$33,291	$350,423	$(143,595)	$264,242
Net income			32,291		32,291
Dividends paid			(14,319)		(14,319)
Stock-based compensation		6,330			6,330
Vesting of RSU’s		(901)			(901)
Common stock issued – compensation plans	37	(37)			-
Unpaid dividends accrued			(190)		(190)
Repurchase of 44,500 shares of common stock				(1,995)	(1,995)
Balance at December 31, 2019	24,160	38,683	368,205	(145,590)	285,458
Net income			90,398		90,398
Dividends paid			(113,896)		(113,896)
Stock-based compensation		6,128			6,128
Vesting of RSU’s		(1,297)			(1,297)
Common stock issued – compensation plans	46	(46)			-
Unpaid dividends accrued			(2,092)		(2,092)
Balance at December 31, 2020	24,206	43,468	342,615	(145,590)	264,699
Net income			155,899		155,899
Dividends paid			(59,104)		(59,104)
Stock-based compensation		8,280			8,280
Vesting of RSU’s		(4,801)			(4,801)
Common stock issued – compensation plans	100	(100)			-
Unpaid dividends accrued			(1,312)		(1,312)
Balance at December 31, 2021	$24,306	$46,847	$438,098	$(145,590)	$363,661

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2021	2020	2019

Operating Activities
Net income	$155,899	$90,398	$32,291
Adjustments to reconcile net income to cash provided by operating activities, net of effects of acquisition:
Depreciation and amortization	26,152	27,576	29,331
Stock-based compensation	8,280	6,128	6,330
Excess and obsolescence inventory reserve	953	-	1,046
(Gain) loss on sale of assets	(127)	(52)	54
Deferred income taxes	994	3,863	(2,424)
Changes in operating assets and liabilities:
Trade receivables	840	(5,236)	(7,609)
Inventories	(15,726)	10,624	2,073
Trade accounts payable and accrued expenses	(392)	7,954	(3,646)
Contract liability with customers	(84)	(9,539)	2,146
Employee compensation and benefits	(5,433)	20,910	(6,646)
Product liability	(234)	308	(354)
Prepaid expenses, other assets and other liabilities	1,217	(7,905)	(888)
Income taxes receivable/payable	-	(1,223)	(2,117)
Cash provided by operating activities	172,339	143,806	49,587

Investing Activities
Property, plant, and equipment additions	(28,776)	(24,229)	(20,296)
Purchase of Marlin assets	-	(28,316)	-
Purchases of short-term investments	(681,940)	(369,439)	(282,738)
Proceeds from maturity of short-term investments	602,976	377,920	267,576
Net proceeds from sale of assets	203	178	14
Cash used for investing activities	(107,537)	(43,886)	(35,444)

Financing Activities
Dividends paid	(59,104)	(113,896)	(14,319)
Repurchase of common stock	-	-	(1,995)
Payment of employee withholding tax related to share-based compensation	(4,801)	(1,297)	(901)
Cash used for financing activities	(63,905)	(115,193)	(17,215)

Increase (decrease) in cash and cash equivalents	897	(15,273)	(3,072)
Cash and cash equivalents at beginning of year	20,147	35,420	38,492
Cash and cash equivalents at end of year	$21,044	$20,147	$35,420

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

The Company manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and utilizes available capacity to manufacture and sell investment castings and MIM parts to unaffiliated, third-party customers. Castings were less than 1% of the Company’s total sales for the year ended December 31, 2021.

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

The primary purpose of the Marlin Acquisition was to manufacture and sell Marlin branded firearms and generate shareholder value. The Marlin brand aligns with the Ruger brand and the Marlin product portfolio will widen the Company’s diverse product offerings. The transaction was funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations. ASC 805 requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired, using the bottom up approach, to estimate their value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets was recorded as goodwill. Our estimates of fair value were based upon assumptions believed to be reasonable, yet were inherently uncertain. During the measurement period, which did not exceed one year from the date of acquisition, we recorded adjustments totaling $2.2 million to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments were recorded in the year ended December 31, 2021.

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

As of December 31, 2021, all of the Company’s short-term investments are U.S. Treasury instruments (Level 1), maturing within one year. Such securities are classified as held to maturity, since the Company has the intent and ability to do so, and are carried at cost plus accrued interest, which approximates fair value.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2021, 2020, and 2019, were $2.6 million, $2.7 million, and $2.6 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $4.2 million, $3.9 million, and $3.9 million in 2021, 2020, and 2019, respectively.

Research and Development

In 2021, 2020, and 2019, the Company spent approximately $11.7 million, $8.0 million, and $8.2 million, respectively, on research and development activities relating to new products and the improvement of existing products. These costs are expensed as incurred.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the impact of options, restricted stock units, and deferred stock outstanding using the treasury stock method.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance for accelerated filing companies will be effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and all other entities should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of the new guidance did not have a material impact to the Company.

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

The Company recorded measurement period adjustments in accordance with FASB’s guidance regarding business combinations in the fourth quarter of 2021 based on its valuation and purchase price allocation procedures, to better reflect the facts and circumstances that existed at the acquisition date. The measurement period adjustments, which were completed during the fourth quarter of 2021, resulted in an increase to goodwill of $2.4 million, primarily due to a decrease in the estimated fair value of inventory received.

The following table summarizes the Company's allocation of the purchase price:

	Initial Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Purchase Price
Cash paid to sellers	$28,316	$—	$28,316
Purchase Price Allocation
Assets Acquired
Inventory	$11,400	$(2,414)	$8,986
Machinery and equipment	5,000	(25)	4,975
Tradename and trademarks	7,800		7,800
Patents	2,500		2,500
Customer Relationships	1,000		1,000
Goodwill	616	2,439	3,055
Net Assets Acquired	$28,316	$—	$28,316

Identifiable assets acquired were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 1 - Significant Accounting Policies.

The Machinery and Equipment acquired in the Marlin Acquisition were classified as deposits on capital items in Other Assets on the Company’s Consolidated Balance Sheet at December 31, 2021. Certain of these items were reclassified as Machinery and Equipment when they were placed in service in 2021.

Intangible assets acquired in the Marlin Acquisition are reflected in Other Assets on the Company’s Consolidated Balance Sheet at December 31, 2021. Intangible assets are amortized over their estimated remaining useful lives using a straight-line methodology.

Remaining Economic Useful Life
Tradename and trademarks	20 years
Patents	20 years
Customer Relationships	15 years

The excess purchase price over the fair value of the assets acquired was recorded as goodwill in the amount of $3.1 million. The Company incurred acquisition related costs of $1.7 million, which are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income for the fiscal year ended December 31, 2021.

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

3.Revenue Recognition and Contracts with Customers

The impact of ASC 606 on revenue recognized during the years ended December 31, 2021, December 31, 2020, and December 31, 2019 is as follows:

	2021	2020	2019
Contract liabilities with customers at January 1,	$84	$9,623	$7,477
Revenue recognized	(84)	(14,570)	(16,352)
Revenue deferred	-	5,031	18,498
Contract liabilities with customers at December 31,	$-	$84	$9,623

During the year ended December 31, 2021, there were no promotions giving rise to deferred contract liabilities and, therefore, there was no additional deferred revenue. Previously deferred revenue of $0.1 million was recognized in the first quarter of 2021.

During the year ended December 31, 2020, the Company deferred $5.0 million of revenue, offset by the recognition of $14.6 million of revenue previously deferred as the performance obligations relating to the shipment of free products were satisfied. This resulted in a net increase in firearms sales for the year ended December 31, 2020 of $9.6 million and a deferred contract revenue liability at December 31, 2020 of $0.1 million. The deferred revenue balance was significantly reduced due to the absence of promotions in the fourth quarter of 2020.

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

4.Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2021	2020

Trade receivables	$58,605	$59,442
Allowance for doubtful accounts	(400)	(400)
Allowance for discounts	(1,169)	(1,166)
	$57,036	$57,876

In 2021, the largest individual trade receivable balances accounted for 34%, 17%, and 17% of total trade receivables, respectively.

In 2020, the largest individual trade receivable balances accounted for 30%, 15%, and 14% of total trade receivables, respectively.

5.Inventories

Inventories consist of the following:

December 31,	2021	2020

Inventory at FIFO
Finished goods	$7,322	$2,878
Materials and products in process	92,701	77,609
Gross inventories	100,023	80,487
Less: LIFO reserve	(51,826)	(48,016)
Less: excess and obsolescence reserve	(4,347)	(3,394)
Net Inventories	$43,850	$29,077

6.Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2021	2020

Land and improvements	$2,686	$2,686
Buildings and improvements	62,781	55,076
Machinery and equipment	302,241	285,869
Dies and tools	53,574	50,212
Property, plant and equipment	421,282	393,843
Less allowances for depreciation	(347,651)	(323,110)
Net property, plant and equipment	$73,631	$70,733

Depreciation expense totaled $25.8 million, $27.3 million, and $29.0 million in 2021, 2020, and 2019, respectively.

7.Other Assets

Other assets consist of the following:

December 31,	2021	2020

Patents, at cost	$10,024	$9,859
Accumulated amortization	(5,360)	(5,071)
Deposits on capital items	18,026	22,255
Marlin trade name	7,800	7,800
Other	8,953	6,779
	$39,443	$41,622

The capitalized cost of patents is amortized using the straight-line method over their useful lives. Expenses related to patent amortization was $0.3 million in 2021, 2020, and 2019. The estimated annual patent amortization expense for each of the next five years is $0.2 million. Costs incurred to maintain existing patents are charged to expense in the year incurred. The Marlin trade name will be amortized using the straight-line method over its useful life. The estimated annual trade name amortization cost for each of the next five years is $0.4 million. The intangible asset related to Marlin customer relationships are included in Other above and will be amortized using the straight-line method over its useful life. The estimated annual customer relationship name amortization expense for each of the next five years is $0.1 million.

8.Leased Assets

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02. The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company adopted the provisions of ASU 2016-02 using the effective interest method on January 1, 2019 and recorded right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2021:

	Balance Sheet Line Item	December 31, 2021	December 31, 2020

Right-of-use assets	Other assets	$1,694	$2,124
Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$249	$451
Noncurrent portion	Lease liabilities	1,476	1,724
Total operating lease liabilities		$1,725	$2,175

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company calculates an incremental borrowing rate to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2021:

2022	$244
2023	213
2024	215
2025	160
2026	160
Thereafter	1,280
Total undiscounted future minimum lease payments	2,272
Less: Difference between undiscounted lease payments & the present value of future lease payments	(547)
Total operating lease liabilities	$1,725

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of December 31, 2021 is 12.1 years.

9. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2021	2020

Trade accounts payable	$12,209	$12,796
Federal excise taxes payable	15,734	14,332
Accrued other	8,457	9,950
	$36,400	$37,078

10. Line of Credit

Throughout 2020 and during 2021 the Company had a $40 million unsecured revolving line of credit with a bank. This facility terminated on September 30, 2021. On January 7, 2022, the Company entered into a new $40 million unsecured revolving line of credit agreement with a different bank that expires January 7, 2024. Borrowings under this new facility bear interest at either 1) the Bloomberg short-Term Bank Yield Index – 1 month plus 150 basis points, or 2) a fluctuating rate per annum equal to the greater of (i) the Bank’s prime rate or (ii) the federal funds rate plus 50 basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. Had this agreement been in effect at December 31, 2021, the Company would have been in compliance with the terms and covenants of the credit facility. At December 31, 2020, the Company was in compliance with the terms and covenants of the previous credit facility.

11. Employee Benefit Plans

The Company sponsors a qualified defined-contribution 401(k) plan that covers substantially all of its employees. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions to their individual 401(k) accounts using the “safe harbor” guidelines provided in the Internal Revenue Code. Expenses related to matching employee contributions to the 401(k) plan were $4.0 million, $3.3 million, and $3.2 million in 2021, 2020, and 2019, respectively.

Additionally, in 2021, 2020, and 2019 the Company provided discretionary supplemental contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $7.4 million, $5.6 million, and $5.0 million in 2021, 2020, and 2019, respectively.

12.Other Operating Income, Net

Other operating income, net consists of the following:

Year ended December 31,	2021	2020	2019

Gain (loss) on sale of operating assets	$127	$52	$(54)

13. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2017.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2021		2020		2019
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$42,422	$863	$20,201	$3,696	$10,705	$(1,911)
State	7,279	131	6,519	167	2,455	(513)
	$49,701	$994	$26,720	$3,863	$13,160	$(2,424)

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.4	4.4	3.6
Other items	0.1	(0.1)	0.4
Effective income tax rate	24.5%	25.3%	25.0%

The Company estimates that its effective tax rate in 2022 will approximate 25%.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2021	2020
Deferred tax assets
Product Liability	$224	$285
Employee compensation and benefits	2,643	2,548
Allowances for doubtful accounts and discounts	418	445
Inventories	1,224	954
Stock-based compensation	1,538	3,353
Other	1,538	1,443
Total deferred tax assets	7,585	9,028
Deferred tax liabilities:
Depreciation	6,235	6,638
Other	814	860
Total deferred tax liabilities	7,049	7,498
Net deferred tax assets	$536	$1,530

The Company made income tax payments of approximately $49.5 million, $30.6 million, and $16.0 million, during 2021, 2020, and 2019, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

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

14.Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2021	2020	2019

Numerator:
Net income	$155,899	$90,398	$32,291
Denominator:
Weighted average number of common shares outstanding – Basic	17,585,604	17,486,054	17,461,421
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	172,230	283,802	317,411
Weighted average number of common shares outstanding – Diluted	17,757,834	17,769,856	17,778,832

15.Stock Repurchases

In 2019 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

Third Quarter 2019
July 28 to August 24	44,500	$44.83	44,500
Total	44,500	$44.83	44,500	$86,710,000

All of these purchases were made with cash held by the Company and no debt was incurred. No shares were repurchased in 2020 and 2021.

At December 31, 2021, approximately $86.7 million remained authorized for share repurchases.

16.Compensation Plans

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which 218,000 shares remain available for future grants as of December 31, 2021.

Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock, using either the actual share price or an estimated value using the Monte Carlo valuation model. The total stock-based compensation cost included in the Statements of Income was $8.3 million, $6.1 million, and $6.3 million in 2021, 2020, and 2019, respectively.

Stock Options

There were no stock options granted in 2021, 2020, or 2019 and no stock options outstanding at December 31, 2021.

The following table summarizes the stock option activity of the 2007 SIP:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2018	5,472	$9.60	$7.20	0.9
Granted	-	-	-	-
Exercised	(5,472)	9.60	7.20	-
Canceled	-	-	-	-
Outstanding at December 31, 2019	-	-	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at December 31, 2020	-	-	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at December 31, 2021	-	-	-	-
Exercisable Options Outstanding at December 31, 2021	-	-	-	-
Non-Vested Options Outstanding at December 31, 2021	-	$-	$—	—

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2021, 5,113 deferred stock awards were issued to non-employee directors that will vest in May 2022 and 6,615 deferred stock awards were issued to non-employee directors that will vest in May 2024.

In 2020, 6,244 deferred stock awards were issued to non-employee directors that vested in May 2021 and 8,078 deferred stock awards were issued to non-employee directors that will vest in May 2023.

In 2019, 6,337 deferred stock awards were issued to non-employee directors that vested in May 2020 and 7,720 deferred stock awards were issued to non-employee directors that will vest in May 2022.

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.8 million in 2021, $0.8 million in 2020, and $0.7 in 2019.

At December 31, 2021, there was $0.8 million of unrecognized compensation cost related to deferred stock that is expected to be recognized over a period of three years.

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

During 2021, 82,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $5.6 million, of which $1.6 million was recognized in 2021. The costs are being recognized ratably over the remaining periods required before the units vest, which range from 24 to 26 months.

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

At December 31, 2021, there was $7.1 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a period of 2.3 years.

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

Year ended December 31,	2021	2020	2019
Net Sales
Firearms	$728,141	$565,863	$406,326
Castings
Unaffiliated	2,595	3,005	4,180
Intersegment	24,711	22,254	18,425
	27,306	25,259	22,605
Eliminations	(24,711)	(22,254)	(18,425)
	$730,736	$568,868	$410,506
Income (Loss) Before Income Taxes
Firearms	$207,657	$120,732	$40,814
Castings	(2,732)	(1,000)	(797)
Corporate	1,669	1,249	3,010
	$206,594	$120,981	$43,027
Identifiable Assets
Firearms	$188,290	$174,500	$163,792
Castings	13,889	11,959	11,332
Corporate	240,164	161,799	173,837
	$442,343	$348,258	$348,961
Goodwill
Firearms	$3,055	$616	$-
Castings	209	209	209
	$3,264	$825	$209
Depreciation
Firearms	$22,842	$25,126	$27,149
Castings	2,959	2,158	1,875
	$25,801	$27,284	$29,024
Capital Expenditures
Firearms	$25,239	$19,253	$19,570
Castings	3,537	4,976	726
	$28,776	$24,229	$20,296

In 2021, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 21%; Sports South - 19%; and Davidson’s - 19%.

In 2020, the Company’s largest customers and the percent of firearms sales they represented were as follows: Sports South - 22%; Lipsey’s - 22%; and Davidson’s - 18%.

In 2019, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 26%; Sports South - 22%; and Davidson’s - 15%.

The Company’s assets are located entirely in the United States and domestic sales represented at least 95% of total sales in 2021, 2020, and 2019.

18.Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2021:

		Three Months Ended
	4/3/21	7/3/21	10/2/21	12/31/21
Net Sales	$184,377	$200,072	$178,246	$168,041
Gross profit	72,566	78,757	64,802	63,432
Net income	38,192	44,384	35,202	38,121
Basic earnings per share	2.18	2.52	2.00	2.17
Diluted earnings per share	$2.16	$2.50	$1.98	$2.14

		Three Months Ended
	3/28/20	6/27/20	9/26/20	12/31/20
Net Sales	$123,639	$130,264	$145,705	$169,260
Gross profit	36,009	40,085	51,152	64,195
Net income	15,338	18,594	24,753	31,713
Basic earnings per share	0.88	1.06	1.42	1.81
Diluted earnings per share	$0.87	$1.05	$1.39	$1.78

19.Related Party Transactions

From time to time, the Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. The Company paid the NRA $0.5 million, $0.6 million and $0.8 million in 2021, 2020 and 2019, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

20.Contingent Liabilities

As of December 31, 2021, the Company was a defendant in four (4) lawsuits and is aware of certain other such claims. The lawsuits fall into two categories: traditional product liability litigation, and municipal litigation. Each is discussed in turn below.

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

Estado Unidos Mexicanos v. Smith & Wesson Brands, Inc., et al. was filed by the Country of Mexico and names seven defendants, mostly U.S.-based firearms manufacturers, including the Company. The Complaint advances a variety of legal theories including negligence, public nuisance, unjust enrichment, restitution, and others. Plaintiff essentially alleges that the defendants design, manufacture, distribute, market and sell firearms in a way that they know results in the illegal trafficking of firearms into Mexico, where they are used by Mexican drug cartels for criminal activities. Plaintiff seeks injunctive relief and monetary damages. The Company believes that the allegations are without merit and is defending itself accordingly.

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

A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $0.9 million and $1.1 million at December 31, 2021 and 2020, respectively, are set forth as an indication of possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

During 2021, one (1) traditional product liability lawsuit was filed against the Company. As of December 31, 2021, the Company was a defendant in four (4) lawsuits involving its products, including two (2) traditional lawsuits and two (2) municipal lawsuits.

During 2020, one (1) traditional product liability lawsuit was filed against the Company and one (1) was resolved. As of December 31, 2020, the Company was a defendant in three (3) lawsuits involving its products, including two (2) traditional lawsuits and one (1) municipal lawsuit.

The Company’s product liability expense was $1.1 million in 2021, $1.1 million in 2020, and $0.7 million in 2019. This expense includes the cost of outside legal fees, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2021 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2019	$1,172	(37)	(240)	(77)	$818

2020	$818	300	8	—	$1,126

2021	$1,126	(7)	(227)	—	$892

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2019	$(37)	755	$718

2020	$300	839	$1,139

2021	$(7)	1,119	$1,112

Notes

(a)

The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)

The expense accrued in the liability is for legal fees only. In 2021 and 2019, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

21.Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2021 and 2020 balance sheets approximate carrying values at those dates.

22.Subsequent Events

As described in Note 10, on January 7, 2022, the Company entered into a $40 million unsecured revolving line of credit agreement with a bank that expires January 7, 2024.

On February 18, 2022, the Company’s Board of Directors authorized a dividend of 86¢ per share to shareholders of record on March 11, 2022.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2021 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2021. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO in 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted an unqualified certification of our Chief Executive Officer to the New York Stock Exchange in 2021. The Company has also filed, as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act of 2002.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders scheduled to be held May 9, 2022, which will be filed with the SEC in April 2022.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders scheduled to be held May 9, 2022, which will be filed with the SEC in April 2022.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders scheduled to be held May 9, 2022, which will be filed with the SEC in April 2022.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders scheduled to be held May 9, 2022, which will be filed with the SEC in April 2022.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders scheduled to be held May 9, 2022.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders scheduled to be held May 9, 2022, which will be filed with the SEC in April 2022.

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

Exhibit 10.7

Loan Agreement, dated January 7, 2022 between Sturm, Ruger & Company, Inc. and Regions Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 11, 2022).

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

February 23, 2022
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/CHRISTOPHER J. KILLOY	2/23/22	S/JOHN A. COSENTINO, JR.	2/23/22
Christopher J. Killoy Chief Executive Officer, Director (Principal Executive Officer)		John A. Cosentino, Jr. Director

S/C. MICHAEL JACOBI	2/23/22	S/RONALD C. WHITAKER	2/23/22
C. Michael Jacobi Director		Ronald C. Whitaker Director

S/AMIR P. ROSENTHAL	2/23/22	S/PHILLIP C. WIDMAN	2/23/22
Amir P. Rosenthal Director		Phillip C. Widman Director

S/TERRENCE G. O’CONNOR	2/23/22	S/SANDRA S. FROMAN	2/23/22
Terrence G. O’Connor Director		Sandra S. Froman Director

S/MICHAEL O. FIFER	2/23/22	S/THOMAS A. DINEEN	2/23/22
Michael O. Fifer Director		Thomas A. Dineen Principal Financial Officer Principal Accounting Officer, Senior Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended through November 12, 2019.

Exhibit 4.1	Description of the Company’s Securities.

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

Exhibit 10.7

Loan Agreement, dated January 7, 2022 between Sturm, Ruger & Company, Inc. and Regions Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 11, 2022).

EXHIBIT INDEX (continued)

Exhibit 10.8	The Sturm, Ruger & Company, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on March 27, 2017).

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

*Filed herewith

YEAR ENDED DECEMBER 31, 2021

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)

FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2021	$400	$—		$—		$400
Year ended December 31, 2020	$400	$—		$—		$400
Year ended December 31, 2019	$400	$—		$—		$400

Allowance for discounts:
Year ended December 31, 2021	$1,166	$16,116		$16,113	(a)	$1,169
Year ended December 31, 2020	$1,070	$12,482		$12,386	(a)	$1,166
Year ended December 31, 2019	$929	$9,222		$9,081	(a)	$1,070

Excess and obsolete inventory reserve:
Year ended December 31, 2021	$3,394	$953		$—	(b)	$4,347
Year ended December 31, 2020	$3,573	$(179)		$—	(b)	$3,394
Year ended December 31, 2019	$2,527	$1,199		$153	(b)	$3,573

(a)	Discounts taken
(b)	Inventory written off