Form 10-Q
period 2022-04-02
STURM RUGER & CO INC
filed 2022-05-04
CIK 95029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 2, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 1-10435

STURM, RUGER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

One Lacey Place, Southport, Connecticut	06890
(Address of principal executive offices)	(Zip code)

(203) 259-7843

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	RGR	New York Stock Exchange

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

The number of shares outstanding of the issuer's common stock as of April 2, 2022: 17,610,202.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	April 2, 2022	December 31, 2021
		(Note)
Assets

Current Assets
Cash	$41,586	$21,044
Short-term investments	169,990	199,971
Trade receivables, net	69,347	57,036

Gross inventories (Note 4)	103,501	100,023
Less LIFO reserve	(52,674)	(51,826)
Less excess and obsolescence reserve	(3,913)	(4,347)
Net inventories	46,914	43,850

Prepaid expenses and other current assets	8,416	6,832
Total Current Assets	336,253	328,733

Property, plant and equipment	431,439	421,282
Less allowances for depreciation	(353,310)	(347,651)
Net property, plant and equipment	78,129	73,631

Deferred income taxes	93	536
Other assets	32,003	39,443
Total Assets	$446,478	$442,343

Note:

The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	April 2, 2022	December 31, 2021
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$33,874	$36,400
Contract liabilities with customers (Note 3)	—	—
Product liability	503	795
Employee compensation and benefits	19,607	33,154
Workers’ compensation	6,956	6,760
Income taxes payable	5,237	—
Total Current Liabilities	66,177	77,109

Product liability accrual	100	97
Lease liability (Note 5)	2,248	1,476

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2022 – 24,343,323 issued, 17,633,425 outstanding
2021 – 24,306,486 issued, 17,596,588 outstanding	24,343	24,306
Additional paid-in capital	46,328	46,847
Retained earnings	452,872	438,098
Less: Treasury stock – at cost
2022 – 6,709,898 shares
2021 – 6,709,898 shares	(145,590)	(145,590)
Total Stockholders’ Equity	377,953	363,661
Total Liabilities and Stockholders’ Equity	$446,478	$442,343

Note:

The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net firearms sales	$165,933	$183,603
Net castings sales	642	774
Total net sales	166,575	184,377

Cost of products sold	108,467	111,811

Gross profit	58,108	72,566

Operating expenses:
Selling	8,435	8,088
General and administrative	10,946	12,522
Total operating expenses	19,381	20,610

Operating income	38,727	51,956

Other income:
Interest income	31	8
Interest expense	(91)	(25)
Other income, net	852	451
Total other income, net	792	434

Income before income taxes	39,519	52,390

Income taxes	9,287	14,198

Net income and comprehensive income	$30,232	$38,192

Basic earnings per share	$1.72	$2.18

Diluted earnings per share	$1.70	$2.16

Weighted average number of common shares outstanding - Basic	17,610,202	17,559,624

Weighted average number of common shares outstanding - Diluted	17,806,457	17,718,481

Cash dividends per share	$0.86	$0.71

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2021	$24,306	$46,847	$438,098	$(145,590)	$363,661
Net income and comprehensive income	—	—	30,232		30,232
Common stock issued – compensation plans	37	(37)			—
Vesting of RSUs		(2,154)			(2,154)
Dividends paid			(15,165)		(15,165)
Unpaid dividends accrued		—	(293)		(293)
Recognition of stock-based compensation expense		1,672			1,672
Balance at April 2, 2022	$24,343	$46,328	$452,872	$(145,590)	$377,953

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating Activities
Net income	$30,232	$38,192
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,755	7,501
Stock-based compensation	1,672	3,381
Gain on sale of assets	(5)	(11)
Deferred income taxes	443	2,406
Changes in operating assets and liabilities:
Trade receivables	(12,311)	(15,289)
Inventories	(3,064)	323
Trade accounts payable and accrued expenses	(2,232)	(1,836)
Contract liability with customers	-	(84)
Employee compensation and benefits	(13,840)	(16,495)
Product liability	(289)	(108)
Prepaid expenses, other assets and other liabilities	6,163	530
Income taxes payable	5,237	9,260
Cash provided by operating activities	18,761	27,770

Investing Activities
Property, plant and equipment additions	(10,881)	(5,516)
Proceeds from sale of assets	-	11
Purchases of short-term investments	(29,992)	(146,992)
Proceeds from maturities of short-term investments	59,973	146,002
Cash provided by (used for) investing activities	19,100	(6,495)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(2,154)	(4,801)
Dividends paid	(15,165)	(12,484)
Cash used for financing activities	(17,319)	(17,285)

Increase in cash and cash equivalents	20,542	3,990

Cash and cash equivalents at beginning of period	21,044	20,147

Cash and cash equivalents at end of period	$41,586	$24,137

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended April 2, 2022 may not be indicative of the results to be expected for the full year ending December 31, 2022. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Revenue Recognition:

The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Substantially all product sales are sold FOB (free on board) shipping point. Customary payment terms are 2% 30 days, net 40 days. Generally, all performance obligations are satisfied when product is shipped and the customer takes ownership and assumes the risk of loss. In some instances, sales include multiple performance obligations. The most common of these instances relates to sales promotion programs under which downstream customers are entitled to receive no charge products based on their purchases of certain of the Company’s products from the independent distributors. The fulfillment of these no charge products is the Company’s responsibility. In such instances, the Company allocates the revenue of the promotional sales based on the estimated level of participation in the sales promotional program and the timing of the shipment of all of the firearms included in the promotional program, including the no charge firearms. Revenue is recognized proportionally as each performance obligation is satisfied, based on the relative customary price of each product. Customary prices are generally determined based on the prices charged to the independent distributors. The net change in contract liabilities for a given period is reported as an increase or decrease to sales.

Index

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturity of these items.

Business Combination:

On November 23, 2020, the Company acquired substantially all of the assets used to manufacture Marlin Firearms from the Remington Outdoor Company, Inc. and each of the subsidiaries of the Remington Outdoor Company, Inc. for a purchase price of $28.3 million in cash. The transaction was funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations, which requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired, using the bottom up approach, to estimate their value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets was recorded as goodwill. The Company’s estimates of fair value were based upon assumptions believed to be reasonable, yet were inherently uncertain. During the measurement period, which did not exceed one year from the date of acquisition, the Company recorded adjustments totaling $2.2 million to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments were recorded in the year ended December 31, 2021.

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

Index

NOTE 3 — REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three months ended April 2, 2022 and April 3, 2021 is as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Contract liabilities with customers at beginning of period	$—	$84
Revenue deferred	—	—
Revenue recognized	—	(84)
Contract liabilities with customers at end of period	$—	$—

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company was not responsible for the shipment of any free products arising from such sales promotion programs since April 3, 2021.

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

Index

Inventories consist of the following:

	April 2, 2022	December 31, 2021
Inventory at FIFO
Finished products	$15,677	$7,322
Materials and work in process	87,824	92,701
Gross inventories	103,501	100,023
Less: LIFO reserve	(52,674)	(51,826)
Less: excess and obsolescence reserve	(3,913)	(4,347)
Net inventories	$46,914	$43,850

NOTE 5 — LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of April 2, 2022:

	Balance Sheet Line Item	April 2, 2022
Right-of-use assets	Other assets	$2,595
Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$347

Noncurrent portion	Lease liabilities	2,248
Total operating lease liabilities		$2,595

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

Index

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company calculates an incremental borrowing rate to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of April 2, 2022:

Remainder of 2022	$340
2023	454
2024	457
2025	340
2026	340
Thereafter	1,310
Total undiscounted future minimum lease payments	3,241
Less: Difference between undiscounted lease payments & the present value of future lease payments	(646)
Total operating lease liabilities	$2,595

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of April 2, 2022 is 9.9 years.

NOTE 6 — LINE OF CREDIT

On January 7, 2022, the Company entered into a $40 million unsecured revolving line of credit agreement with a bank that expires January 7, 2024. Borrowings under this new facility bear interest at either 1) the Bloomberg short-Term Bank Yield Index – 1 month plus 150 basis points, or 2) a fluctuating rate per annum equal to the greater of (i) the Bank’s prime rate or (ii) the federal funds rate plus 50 basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At April 2, 2022, the Company was in compliance with the terms and covenants of the credit facility. At April 2, 2022, there was no outstanding balance on the line of credit

The Company previously had a $40 million revolving line of credit with a different bank, which terminated on September 30, 2021. At the line of credit’s termination date, the Company was in compliance with the terms and covenants of the credit facility.

NOTE 7 — EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.3 million for both the three months ended April 2, 2022 and April 3, 2021. The Company plans to contribute approximately $4.0 million to the plan in matching employee contributions during the remainder of 2022.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $2.4 million for both the three months ended April 2, 2022 and April 3, 2021. The Company plans to contribute approximately $5.0 million in supplemental contributions to the plan during the remainder of 2022.

NOTE 8 — INCOME TAXES

The Company's 2022 and 2021 effective tax rates differ from the statutory federal tax rate due principally to state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 23.5% and 27.1% for the three months ended April 3, 2022 and April 2, 2021, respectively.

Income tax payments for the three months ended April 3, 2022 and April 2, 2021 totaled $3.1 million and $0.2 million, respectively.

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

Index

NOTE 9 — EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	April 2, 2022	April 3, 2021
Numerator:
Net income	$30,232	$38,192
Denominator:
Weighted average number of common shares outstanding – Basic	17,610,202	17,559,624

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	196,255	158,857

Weighted average number of common shares outstanding – Diluted	17,806,457	17,718,481

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 10 — COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 750,000 shares for issuance under the 2017 SIP, of which 136,000 shares remain available for future grants as of April 2, 2022.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were 81,774 restricted stock units issued during the three months ended April 2, 2022. Total compensation costs related to these restricted stock units are $6.0 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.7 million and $3.4 million for the three months ended April 2, 2022 and April 3, 2021, respectively.

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

Selected operating segment financial information follows:

	Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021
Net Sales
Firearms	$165,933	$183,603
Castings
Unaffiliated	642	774
Intersegment	4,813	7,070
	5,455	7,844
Eliminations	(4,813)	(7,070)
	$166,575	$184,377

Income (Loss) Before Income Taxes
Firearms	$39,695	$52,486
Castings	(383)	(161)
Corporate	207	65
	$39,519	$52,390

Depreciation
Firearms	$5,810	$6,718
Castings	578	711
	$6,388	$7,429

Capital Expenditures
Firearms	$10,307	$3,677
Castings	574	1,839
	$10,881	$5,516

	April 2, 2022	December 31, 2021
Identifiable Assets
Firearms	$199,560	$188,290
Castings	13,396	13,889
Corporate	233,522	240,164
	$446,478	$442,343

Goodwill
Firearms	$3,055	$3,055
Castings	209	209
	$3,264	$3,264

Index

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA totaled $0.1 million for both the three months ended April 2, 2022 and April 3, 2021. One of the Company’s Directors also serves as a Director on the Board of the NRA.

NOTE 13 — CONTINGENT LIABILITIES

As of April 2, 2022, the Company was a defendant in three (3) lawsuits and is aware of certain other such claims. The lawsuits fall into two categories: traditional product liability litigation and municipal litigation. Each is discussed in turn below.

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

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. There are two lawsuits of this type. The City of Gary, filed in Indiana State Court in 1999, and Estados Unidos Mexicanos v. Smith & Wesson, et al., which was filed in August 2021.

City of Gary

The City of Gary Complaint seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

Index

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

Estados Unidos Mexicanos

Estados Unidos Mexicanos v. Smith & Wesson Brands, Inc., et al. was filed by the Country of Mexico and names seven defendants, mostly U.S.-based firearms manufacturers, including the Company. The Complaint advances a variety of legal theories including negligence, public nuisance, unjust enrichment, restitution, and others. Plaintiff essentially alleges that the defendants design, manufacture, distribute, market and sell firearms in a way that they know results in the illegal trafficking of firearms into Mexico, where they are used by Mexican drug cartels for criminal activities. Plaintiff seeks injunctive relief and monetary damages.

On November 22, 2021, the defendants filed a joint Rule 12(b)(6) motion to dismiss the Mexican Government’s complaint based on the Government’s lack of Article III standing, Protection of Lawful Commerce in Arms Act immunity, and lack of proximate cause. The Company, along with other non-Massachusetts defendants, also filed a Rule 12(b)(2) motion to dismiss based on lack of specific personal jurisdiction. The motions were fully briefed and the court heard oral argument on April 12, 2022.

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

NOTE 14 — SUBSEQUENT EVENTS

On April 29, 2022, the Board of Directors authorized a dividend of $0.68 per share, for shareholders of record as of May 16, 2022, payable on May 31, 2022.

The Company has evaluated events and transactions occurring subsequent to April 2, 2022 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Impact of Covid-19

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic created significant uncertainty and adversely impacted many industries throughout the global economy. In the first quarter of 2022, the Company did not experience a significant adverse impact on its business from COVID-19 or related government restrictions. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, the Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted. Management continues to monitor and assess the situation and to prepare for potential implications for the Company’s business, supply chain and customer demand.

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

•

Implementing additional cleaning and sanitizing, improved ventilation, and other health and safety processes to maintain a clean and safe workplace,

•

Delivering multiple face coverings and other personal protective equipment to employees and mandating their use in our facilities, from time to time,

Index

•

Giving employees access to free COVID-19 testing through our facility nurses, and

•

Issuing periodic guidance, tools, and reminders to all associates to encourage them to engage in safe and responsible behaviors.

The Company believes it is currently well positioned to manage through this global crisis. At the end of the first quarter of 2022, the Company was debt-free, and had cash and short-term investments totaling $212 million.

The ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 21% in the first quarter of 2022 compared to the prior year period. For the same period, NICS background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 23%. These decreases are attributable to decreased consumer demand for firearms from the unprecedented levels of the surge that began in 2020 and remained for most of 2021.

Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing five quarters follow:

	2022	2021
	Q1	Q4	Q3	Q2	Q1
Estimated Units Sold from Distributors to Retailers (1)	411,200	458,200	457,400	583,300	518,900
Total adjusted NICS Background Checks (thousands) (2)	4,213	4,763	3,971	4,298	5,483

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing five quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2022	2021
	Q1	Q4	Q3	Q2	Q1
Units Ordered	381,600	373,000	218,800	453,400	790,300
Orders Received	$147.0	$119.2	$61.1	$158.3	$267.9
Average Sales Price of Units Ordered	$385	$320	$279	$349	$339
Ending Backlog	$420.5	$429.7	$471.7	$582.3	$612.3
Average Sales Price of Ending Unit Backlog	$384	$357	$354	$355	$346

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. The Company decreased overall production in the first quarter of 2022 by 4% from the first quarter of 2021.

Index

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2022	2021
	Q1	Q4	Q3	Q2	Q1
Units Ordered	381,600	373,000	218,800	453,400	790,300
Units Produced	521,300	512,100	525,200	575,400	541,900
Units Shipped	491,500	502,300	524,800	580,800	535,000
Average Sales Price of Units Shipped	$338	$334	$338	$343	$343
Ending Unit Backlog	1,094,600	1,204,500	1,333,800	1,639,800	1,767,200

Inventories

During the first quarter of 2022, the Company’s finished goods inventory increased by 29,800 units and distributor inventories of the Company’s products increased by 80,400 units.

Inventory data for the trailing five quarters follows:

	2022	2021
	Q1	Q4	Q3	Q2	Q1
Units — Company Inventory	50,400	20,600	10,900	10,400	15,700
Units — Distributor Inventory (1)	244,600	164,200	120,100	52,800	55,300
Total Inventory (2)	295,000	184,800	131,000	63,200	71,000

(1)

Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Index

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	April 2, 2022	April 3, 2021	Change	% Change
Net firearms sales	$166.0	$183.6	$(17.6)	(9.6%)
Net castings sales	$0.6	$ 0.8	$(0.2)	(17.1%)
Total net sales	$166.6	$184.4	$(17.8)	(9.7%)
Cost of products sold	$108.5	$111.8	$(3.3)	(3.0%)
Gross profit	$58.1	$72.6	$(14.5)	(19.9%)
Gross margin	34.9%	39.4%	(4.5%)	(11.4%)

The decrease in total consolidated net sales and net firearms sales for the three months ended April 2, 2022 is attributable to decreased consumer demand for firearms from the unprecedented levels of the surge that began in 2020 and remained for most of 2021. Sales of new products, including the PC Charger, the MAX-9 pistol, the LCP MAX pistol, and the Marlin 1895 lever-action rifle represented $21.4 million or 13% of firearm sales in the first quarter of 2022. New product sales include only major new products that were introduced in the past two years. Several popular firearms that were considered new products in 2021, including the Wrangler revolver, the Ruger-5.7 pistol, and the LCP II in .22 LR pistol, have now been in production for over two years and are no longer included in new product sales for the first quarter of 2022.

The decreased gross profit for the three months ended April 2, 2022 is attributable to the decrease in sales and inflationary cost increases in materials, commodities, services, energy, fuel and transportation.

The decrease in gross margin for the three months ended April 2, 2022 is attributable to unfavorable deleveraging of fixed costs, including depreciation, engineering and other indirect labor, resulting from decreased sales and production and decreased labor efficiencies. In addition to unfavorable deleveraging of fixed costs, the aforementioned inflationary cost increases, partially offset by increased pricing, resulted in lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19.4 million for the three months ended April 2, 2022, a decrease of $1.2 million or 6.0% from $20.6 million in the comparable prior year period. As a percentage of sales, selling, general, and administrative expenses increased slightly to 11.6% in the three months ended April 2, 2022 from 11.2% in the prior year period.

The decrease in these expenses was primarily attributable to decreased sales volume and incentive compensation expenses and the increase of expenses as a percentage of sales was attributable to the decrease in sales.

Other income, net

Other income, net of $0.8 million for the three months ended April 2, 2022, increased from $0.4 million for the three months ended April 3, 2021 as a result of increased royalty and miscellaneous income in 2022 compared to 2021.

Index

Income Taxes and Net Income

The Company’s 2022 and 2021 effective tax rates differ from the statutory federal tax rate due principally to state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 23.5% and 27.1% for the three months ended April 2, 2022 and April 3, 2021, respectively.

As a result of the foregoing factors, consolidated net income was $30.2 million for the three months ended April 2, 2022. This represents a decrease of 20.8% from $38.2 million in the comparable prior year period.

Non-GAAP Financial Measures

In an effort to provide investors with additional information regarding its financial results, the Company refers to various United States generally accepted accounting principles (“GAAP”) financial measures and two non-GAAP financial measures, EBITDA and EBITDA margin, which management believes provides useful information to investors. These non-GAAP financial measures may not be comparable to similarly titled financial measures being disclosed by other companies. In addition, the Company believes that the non-GAAP financial measures should be considered in addition to, and not in lieu of, GAAP financial measures. The Company believes that EBITDA and EBITDA margin are useful to understanding its operating results and the ongoing performance of its underlying business, as EBITDA provides information on the Company’s ability to meet its capital expenditure and working capital requirements, and is also an indicator of profitability. The Company believes that this reporting provides better transparency and comparability to its operating results. The Company uses both GAAP and non-GAAP financial measures to evaluate the Company’s financial performance.

EBITDA is defined as earnings before interest, taxes, and depreciation and amortization. The Company calculates this by adding the amount of interest expense, income tax expense, and depreciation and amortization expenses that have been deducted from net income back into net income, and subtracting the amount of interest income that was included in net income from net income to arrive at EBITDA. The Company calculates EBITDA margin by dividing EBITDA by total net sales.

EBITDA was $46.3 million for the three months ended April 2, 2022, a decrease of 22.7% from $59.9 million in the comparable prior year period.

Non-GAAP Reconciliation — EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$30,232	$38,192

Income tax expense	9,287	14,198
Depreciation and amortization expense	6,755	7,501
Interest income	(31)	(8)
Interest expense	91	25
EBITDA	$46,334	$59,908
EBITDA margin	27.8%	32.5%

Index

Financial Condition

Liquidity

At the end of the first quarter of 2022, the Company’s cash and short-term investments totaled $211.6 million. Pre-LIFO working capital of $322.8 million, less the LIFO reserve of $52.7 million, resulted in working capital of $270.1 million and a current ratio of 5.1 to 1.

Operations

Cash provided by operating activities was $18.8 million for the three months ended April 2, 2022, compared to $27.8 million for the comparable prior year period. The decrease in cash provided in the three months ended April 2, 2022 is primarily attributable to the decrease in net income.

Third parties supply the Company with various raw materials for its firearms and castings, such as steel, fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts. In the three months ended April 2, 2022, the Company’s manufacturing operations were impacted by limited deliveries of raw materials. A limited supply of these materials in the marketplace can result in increases to purchase prices and adversely affect production levels. If market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials cannot be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing

Capital expenditures for the three months ended April 2, 2022 totaled $10.9 million, an increase from $5.5 million in the comparable prior year period. In 2022, the Company expects to spend approximately $25 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $15.2 million were paid during the three months ended April 2, 2022. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On April 29, 2022, the Company’s Board of Directors authorized a dividend of 68¢ per share to shareholders of record on May 16, 2022, payable on May 31, 2022. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

The Company invests in United States Treasury instruments which mature within one year with available cash. At April 2, 2022, the Company’s investment in these instruments totaled $170.0 million.

The Company did not purchase any shares of its common stock in the three months ended April 2, 2022 and April 3, 2021. As of April 2, 2022, $86.7 million remained authorized for future stock repurchases.

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

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2021 Annual Report on Form 10-K filed on February 23, 2022, or the judgments affecting the application of those estimates and assumptions.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended April 2, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 2, 2022.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 2, 2022, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of April 2, 2022, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company has not experienced any material impact to its internal controls over financial reporting as a result of the COVID-19 pandemic.

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

The Company has reported all cases instituted against it through December 31, 2021, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending April 2, 2022.

During the three months ending April 2, 2022, the previously reported case of Fortner v. Sturm, Ruger & Co., Inc., was dismissed with prejudice.

ITEM 1A. RISK FACTORS

During the three months ended April 2, 2022, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 2, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 4, 2022	S/	THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer