Form 10-Q
period 2022-07-02
STURM RUGER & CO INC
filed 2022-08-03
CIK 95029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 2, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 1-10435

STURM, RUGER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

One Lacey Place, Southport, Connecticut	06890
(Address of principal executive offices)	(Zip code)

(203) 259-7843

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	RGR	New York Stock Exchange

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

The number of shares outstanding of the issuer's common stock as of July 15, 2022: 17,668,670.

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	July 2, 2022	December 31, 2021
		(Note)
Assets

Current Assets
Cash	$43,539	$21,044
Short-term investments	165,000	199,971
Trade receivables, net	56,243	57,036

Gross inventories (Note 4)	114,863	100,023
Less LIFO reserve	(53,532)	(51,826)
Less excess and obsolescence reserve	(4,186)	(4,347)
Net inventories	57,145	43,850

Prepaid expenses and other current assets	12,150	6,832
Total Current Assets	334,077	328,733

Property, plant and equipment	434,790	421,282
Less allowances for depreciation	(359,566)	(347,651)
Net property, plant and equipment	75,224	73,631

Deferred income taxes	291	536
Other assets	34,140	39,443
Total Assets	$443,732	$442,343

Note:

The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	July 2, 2022	December 31, 2021
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$27,306	$36,400
Contract liabilities with customers (Note 3)	—	—
Product liability	441	795
Employee compensation and benefits	20,643	33,154
Workers’ compensation	6,105	6,760
Total Current Liabilities	54,495	77,109

Product liability accrual	118	97
Lease liability (Note 5)	2,162	1,476

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2022 – 24,378,568 issued, 17,668,670 outstanding
2021 – 24,306,486 issued, 17,596,588 outstanding	24,378	24,306
Additional paid-in capital	46,760	46,847
Retained earnings	461,409	438,098
Less: Treasury stock – at cost
2022 – 6,709,898 shares
2021 – 6,709,898 shares	(145,590)	(145,590)
Total Stockholders’ Equity	386,957	363,661
Total Liabilities and Stockholders’ Equity	$443,732	$442,343

Note:

The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net firearms sales	$139,911	$199,447	$305,844	$383,049
Net castings sales	742	625	1,384	1,400
Total net sales	140,653	200,072	307,228	384,449

Cost of products sold	97,099	121,315	205,566	233,126

Gross profit	43,554	78,757	101,662	151,323

Operating expenses:
Selling	8,630	8,449	17,065	16,537
General and administrative	9,734	10,639	20,680	23,161
Total operating expenses	18,364	19,088	37,745	39,698

Operating income	25,190	59,669	63,917	111,625

Other income:
Interest income	190	12	221	20
Interest expense	(26)	(25)	(117)	(50)
Other income, net	750	610	1,602	1,061
Total other income, net	914	597	1,706	1,031

Income before income taxes	26,104	60,266	65,623	112,656

Income taxes	5,347	15,882	14,634	30,080

Net income and comprehensive income	$20,757	$44,384	$50,989	$82,576

Basic earnings per share	$1.18	$2.52	$2.89	$4.70

Diluted earnings per share	$1.17	$2.50	$2.87	$4.66

Weighted average number of commonshares outstanding - Basic	17,652,148	17,590,305	17,631,060	17,574,798

Weighted average number of commonshares outstanding - Diluted	17,799,707	17,766,868	17,762,765	17,735,910

Cash dividends per share	$0.68	$0.86	$1.54	$1.57

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2021	$24,306	$46,847	$438,098	$(145,590)	$363,661
Net income and comprehensive income			50,989		50,989
Common stock issued – compensation plans	72	(72)			—
Vesting of RSUs		(3,371)			(3,371)
Dividends paid			(27,170)		(27,170)
Unpaid dividends accrued			(508)		(508)
Recognition of stock-based compensation expense		3,356			3,356
Balance at July 2, 2022	$24,378	$46,760	$461,409	$(145,590)	$386,957

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	July 2, 2022	July 3, 2021
Operating Activities
Net income	$50,989	$82,576
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,464	14,751
Stock-based compensation	3,356	5,043
Gain on sale of assets	(56)	(58)
Deferred income taxes	245	1,854
Changes in operating assets and liabilities:
Trade receivables	793	(18,183)
Inventories	(13,295)	(2,910)
Trade accounts payable and accrued expenses	(9,662)	1,686
Contract liability with customers	—	(84)
Employee compensation and benefits	(13,019)	(9,429)
Product liability	(333)	(116)
Prepaid expenses, other assets and other liabilities	(103)	(2,050)
Income taxes payable	—	3,119
Cash provided by operating activities	32,379	76,199

Investing Activities
Property, plant and equipment additions	(14,330)	(11,464)
Proceeds from sale of assets	16	73
Purchases of short-term investments	(199,992)	(271,984)
Proceeds from maturities of short-term investments	234,963	242,997
Cash provided by (used for) investing activities	20,657	(40,378)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(3,371)	(4,801)
Dividends paid	(27,170)	(27,606)
Cash used for financing activities	(30,541)	(32,407)

Increase in cash and cash equivalents	22,495	3,414

Cash and cash equivalents at beginning of period	21,044	20,147

Cash and cash equivalents at end of period	$43,539	$23,561

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended July 2, 2022 may not be indicative of the results to be expected for the full year ending December 31, 2022. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales typically represent no more than 5% of total sales, although they accounted for 7% of total sales for the six month period ended July 2, 2022. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

The Company’s short-term investments consist of investments in a bank-managed money market fund that invests exclusively in United States Treasury obligations and is valued at the net asset value ("NAV") daily closing price, as reported by the Fund, based on the amortized cost of the Fund’s securities. The NAV is used as a practical expedient to estimate fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV.

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

Index

NOTE 3 — REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three and six months ended July 2, 2022 and July 3, 2021 is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Contract liabilities with customers at beginning of period	$—	$—	$—	$84
Revenue deferred	—	—	—	—
Revenue recognized	—	—	—	(84)
Contract liabilities with customers at end of period	$—	$—	$—	$—

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company has not been responsible for the shipment of any free products arising from such sales promotion programs since April 3, 2021.

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

Inventories consist of the following:

	July 2, 2022	December 31, 2021
Inventory at FIFO
Finished products	$23,236	$7,322
Materials and work in process	91,627	92,701
Gross inventories	114,863	100,023
Less: LIFO reserve	(53,532)	(51,826)
Less: excess and obsolescence reserve	(4,186)	(4,347)
Net inventories	$57,145	$43,850

Index

NOTE 5 — LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of July 2, 2022:

	Balance Sheet Line Item	July 2, 2022
Right-of-use assets	Other assets	$2,498
Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$336

Noncurrent portion	Lease liabilities	$2,162
Total operating lease liabilities		$2,498

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company calculates an incremental borrowing rate to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of July 2, 2022:

Remainder of 2022	$250
2023	449
2024	449
2025	340
2026	340
Thereafter	1,310
Total undiscounted future minimum lease payments	3,138
Less: Difference between undiscounted lease payments & the present value of future lease payments	(640)
Total operating lease liabilities	$2,498

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of July 2, 2022 is 9.7 years.

Index

NOTE 6 — LINE OF CREDIT

On January 7, 2022, the Company entered into a $40 million unsecured revolving line of credit agreement with a bank that expires January 7, 2024. Borrowings under this new facility bear interest at either 1) the Bloomberg short-Term Bank Yield Index – 1 month plus 150 basis points, or 2) a fluctuating rate per annum equal to the greater of (i) the Bank’s prime rate or (ii) the federal funds rate plus 50 basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At July 2, 2022, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

NOTE 7 — EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.9 million and $2.3 million for the three and six months ended July 2, 2022, respectively, and $0.9 million and $2.2 million for the three and six months ended July 3, 2021, respectively. The Company plans to contribute approximately $2.0 million to the plan in matching employee contributions during the remainder of 2022.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.5 million and $3.9 million for the three and six months ended July 2, 2022, respectively, and $1.6 million and $4.0 million for the three and six months ended July 3, 2021, respectively. The Company plans to contribute approximately $3.0 million in supplemental contributions to the plan during the remainder of 2022.

NOTE 8 — INCOME TAXES

The Company's 2022 and 2021 effective tax rates differ from the statutory federal tax rate due principally to state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 20.5% and 22.3% for the three and six months ended July 2, 2022, respectively. The Company’s effective income tax rate was 26.4% and 26.7% for the three and six months ended July 3, 2021, respectively. The decrease in the effective tax rates was primarily attributable to research and development tax credits.

Income tax payments for the three and six months ended July 2, 2022 totaled $17.6 million and $20.7 million, respectively. Income tax payments for the three and six months ended July 3, 2021 totaled $22.6 and $22.8 million, respectively.

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

Index

NOTE 9 — EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net income	$20,757	$44,384	$50,989	$82,576
Denominator:
Weighted average number of common shares outstanding – Basic	17,652,148	17,590,305	17,631,060	17,574,798

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	147,559	176,563	131,705	161,112

Weighted average number of common shares outstanding – Diluted	17,799,707	17,766,868	17,762,765	17,735,910

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 10 — COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 750,000 shares for issuance under the 2017 SIP, of which 121,000 shares remain available for future grants as of July 2, 2022.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were 96,893 restricted stock units issued during the six months ended July 2, 2022. Total compensation costs related to these restricted stock units are $7.0 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.7 million and $3.4 million for the three and six months ended July 2, 2022, respectively, and $1.7 million and $5.0 million for the three and six months ended July 3, 2021, respectively.

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

Selected operating segment financial information follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Sales
Firearms	$139,911	$199,447	$305,844	$383,049
Castings
Unaffiliated	742	625	1,384	1,400
Intersegment	4,515	7,151	9,328	14,221
	5,257	7,776	10,712	15,621
Eliminations	(4,515)	(7,151)	(9,328)	(14,221)
	$140,653	$200,072	$307,228	$384,449

Income (Loss) Before Income Taxes
Firearms	$27,096	$61,316	$66,791	$113,802
Castings	(1,342)	(1,170)	(1,725)	(1,331)
Corporate	350	120	557	185
	$26,104	$60,266	$65,623	$112,656
Depreciation
Firearms	$5,805	$6,466	$11,615	$13,184
Castings	584	712	1,162	1,423
	$6,389	$7,178	$12,777	$14,607
Capital Expenditures
Firearms	$3,383	$5,270	$13,647	$8,947
Castings	109	678	683	2,517
	$3,492	$5,948	$14,330	$11,464

			July 2, 2022	December 31, 2021
Identifiable Assets
Firearms			$196,624	$188,290
Castings			13,228	13,889
Corporate			233,880	240,164
			$443,732	$442,343
Goodwill
Firearms			$3,055	$3,055
Castings			209	209
			$3,264	$3,264

Index

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and six months ended July 2, 2022 totaled $0.1 million and $0.2 million, respectively. Payments made to the NRA in the three and six months ended July 3, 2021 totaled $0.2 million and $0.2 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

NOTE 13 — CONTINGENT LIABILITIES

As of July 2, 2022, the Company was a defendant in three (3) lawsuits and is aware of certain other such claims. The lawsuits fall into two categories: traditional product liability litigation, and municipal litigation. Each is discussed in turn below.

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

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. There are two lawsuits of this type: the City of Gary case, filed in Indiana State Court in 1999, and Estados Unidos Mexicanos v. Smith & Wesson, et al., which was filed in August 2021.

Index

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

A hearing on the motion for judgment on the pleadings was held on December 12, 2017. On January 2, 2018, the court issued an order granting Defendants’ motion for judgment on the pleadings, but denying Defendants’ request for attorney’s fees and costs. On January 8, 2018, the court entered judgment for Defendants. The City filed a Notice of Appeal on February 1, 2018. Defendants cross-appealed the order denying attorney’s fees and costs.

Briefing in the Indiana Court of Appeals was completed on the City’s appeal and Defendants’ cross appeal on September 10, 2018. The Court of Appeals issued its ruling on May 23, 2019, affirming dismissal of the City’s negligent design and warnings count on the basis that the City had not alleged that the Manufacturer Defendants’ conduct was unlawful. However, the court reversed dismissal of the City’s negligent sale and distribution and related public nuisance counts for damages and injunctive relief.

The Manufacturer Defendants filed a Petition to Transfer the case to the Indiana Supreme Court on July 8, 2019. The Petition was denied on November 26, 2019. The case was remanded to the trial court for further proceedings.

During the quarter ended April 3, 2021, the City initiated discovery and the Manufacturer Defendants reciprocated. Discovery is ongoing.

Index

Estados Unidos Mexicanos

Estados Unidos Mexicanos v. Smith & Wesson Brands, Inc., et al. was filed by the Country of Mexico and names seven defendants, mostly U.S.-based firearms manufacturers, including the Company. The Complaint advances a variety of legal theories including negligence, public nuisance, unjust enrichment, restitution, and others. Plaintiff essentially alleges that Defendants design, manufacture, distribute, market and sell firearms in a way that they know results in the illegal trafficking of firearms into Mexico, where they are used by Mexican drug cartels for criminal activities. Plaintiff seeks injunctive relief and monetary damages.

On November 22, 2021, Defendants filed a joint Rule 12(b)(6) motion to dismiss the Mexican Government’s complaint based on the Plaintiff’s lack of Article III standing, Protection of Lawful Commerce in Arms Act immunity, and lack of proximate cause. The Company, along with other non-Massachusetts defendants, also filed a Rule 12(b)(2) motion to dismiss based on lack of specific personal jurisdiction. The motions were fully briefed and the court heard oral argument on April 12, 2022. The court has not yet issued its decision on the motions to dismiss.

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

NOTE 14 — SUBSEQUENT EVENTS

On August 3, 2022, the Board of Directors authorized a dividend of 47 ¢ per share, for shareholders of record as of August 17, 2022, payable on August 31, 2022.

The Company has evaluated events and transactions occurring subsequent to July 2, 2022 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales typically represent no more than 5% of total sales, although they did account for 7% of total sales for the six month period ended July 2, 2022. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Impact of Covid-19

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic created significant uncertainty and adversely impacted many industries throughout the global economy. During the six month period ended July 2, 2022, the Company did not experience a significant adverse impact on its business from COVID-19 or related government restrictions. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, the Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted. Management continues to monitor and assess the situation and to prepare for potential implications for the Company’s business, supply chain and customer demand.

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

The Company believes it is currently well positioned to manage through this global crisis. At the end of the second quarter of 2022, the Company was debt-free, and had cash and short-term investments totaling $209 million.

The ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Index

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 31% in the first half of 2022 compared to the prior year period. For the same period, NICS background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 17%. These decreases are attributable to decreased consumer demand for firearms from the unprecedented levels of the surge that began in 2020 and remained for most of 2021. The second quarter of 2021 had the highest quarterly distributor unit sell-through in the Company’s history, which led to the significant year-over-year decrease in distributor sell-through in the current quarter. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing six quarters follow:

	2022		2021
	Q2	Q1	Q4	Q3	Q2	Q1
Estimated Units Sold from Distributors to Retailers (1)	354,300	411,200	458,200	457,400	583,300	518,900
Total adjusted NICS Background Checks (thousands) (2)	3,917	4,213	4,763	3,971	4,298	5,483

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2022		2021
	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	250,600	381,600	373,000	218,800	453,400	790,300
Orders Received	$98.9	$147.0	$119.2	$61.1	$158.3	$267.9
Average Sales Price of Units Ordered	$395	$385	$320	$279	$349	$339
Ending Backlog	$389.6	$420.5	$429.7	$471.7	$582.3	$612.3
Average Sales Price of Ending Unit Backlog	$405	$384	$357	$354	$355	$346

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. The Company’s overall production in the first half of 2022 decreased by 15% from the first half of 2021.

Index

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2022		2021
	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	250,600	381,600	373,000	218,800	453,400	790,300
Units Produced	431,800	521,300	512,100	525,200	575,400	541,900
Units Shipped	382,600	491,500	502,300	524,800	580,800	535,000
Average Sales Price of Units Shipped	$366	$338	$334	$338	$343	$343
Ending Unit Backlog	962,600	1,094,600	1,204,500	1,333,800	1,639,800	1,767,200

Inventories:

During the second quarter of 2022, the Company’s finished goods inventory increased by 49,300 units and distributor inventories of the Company’s products increased by 28,200 units.

Inventory data for the trailing six quarters follows:

	2022		2021
	Q2	Q1	Q4	Q3	Q2	Q1
Units — Company Inventory	99,700	50,400	20,600	10,900	10,400	15,700
Units — Distributor Inventory (1)	272,800	244,600	164,200	120,100	52,800	55,300
Total Inventory (2)	372,500	295,000	184,800	131,000	63,200	71,000

(1)

Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Index

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	July 2, 2022	July 3, 2021	Change	% Change
Net firearms sales	$139.9	$199.5	$(59.6)	(29.9%)
Net castings sales	0.8	0.6	0.2	18.5%
Total net sales	140.7	200.1	(59.4)	(29.7%)
Cost of products sold	97.1	121.3	(24.2)	(20.0%)
Gross profit	$ 43.6	$ 78.8	$(35.2)	(44.7%)
Gross margin	31.0%	39.4%	(8.4%)	(21.3%)

Net sales, cost of products sold, and gross profit data for the six months ended (dollars in millions):

	July 2, 2022	July 3, 2021	Change	% Change
Net firearms sales	$305.8	$383.0	$(77.2)	(20.2%)
Net castings sales	1.4	1.4	-	(1.1%)
Total net sales	307.2	384.4	(77.2)	(20.1%)
Cost of products sold	205.5	233.1	(27.6)	(11.8%)
Gross profit	$101.7	$151.3	$(49.6)	(32.8%)
Gross margin	33.1%	39.4%	(6.3%)	(16.0%)

The decrease in total consolidated net sales and net firearms sales for the three and six months ended July 2, 2022 is attributable to decreased consumer demand for firearms from the unprecedented levels of the surge that began in 2020 and remained for most of 2021. Sales of new products, including the PC Charger, the MAX-9 pistol, the LCP MAX pistol, and the Marlin 1895 lever-action rifles represented $33.8 million or 11% of firearm sales in the first half of 2022. New product sales include only major new products that were introduced in the past two years. Several popular firearms that were considered new products in 2021, including the Wrangler revolver, the Ruger-5.7 pistol, and the LCP II in .22 LR pistol, have now been in production for over two years and are no longer included in new product sales for 2022.

The decreased gross profit for the three and six months ended July 2, 2022 is attributable to the decrease in sales and inflationary cost increases in materials, commodities, services, energy, fuel and transportation.

The decrease in gross margin for the three and six months ended July 2, 2022 is attributable to unfavorable deleveraging of fixed costs, including depreciation, engineering and other indirect labor, resulting from decreased sales and production and decreased labor efficiencies. In addition to unfavorable deleveraging of fixed costs, the aforementioned inflationary cost increases, partially offset by increased pricing, resulted in lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.4 million for the three months ended July 2, 2022, a decrease of $0.7 million or 3.8% from $19.1 million in the comparable prior year period. As a percentage of sales, selling, general, and administrative expenses increased to 13.1% in the three months ended July 2, 2022 from 9.5% in the prior year period. Selling, general and administrative expenses were $37.7 million for the six months ended July 2, 2022, a decrease of $2.0 million or 4.9% from $39.7 million in the comparable prior year period. As a percentage of sales, selling, general, and administrative expenses increased to 12.3% in the six months ended July 2, 2022 from 10.3% in the prior year period.

Index

The decrease in these expenses was primarily attributable to decreased sales volume and incentive compensation expenses and the increase of expenses as a percentage of sales was attributable to the decrease in sales and higher freight expenses.

Other income, net

Other income, net of $0.9 million and $1.7 million for the three and six months ended July 2, 2022, respectively, increased from $0.6 million and $1.0 million for the three and six months ended July 3, 2021 as a result of increased interest, royalty, and miscellaneous income in 2022 compared to 2021.

Income Taxes and Net Income

The Company's 2022 and 2021 effective tax rates differ from the statutory federal tax rate due principally to state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 20.5% and 22.3% for the three and six months ended July 2, 2022, respectively. The Company’s effective income tax rate was 26.4% and 26.7% for the three and six months ended July 3, 2021, respectively. The decrease in the effective tax rates was primarily attributable to research and development tax credits.

As a result of the foregoing factors, consolidated net income was $20.8 million and $51.0 million for the three and six months ended July 2, 2022. This represents a decrease of 53.2% and 38.3% from $44.4 million and $82.6 million in the comparable prior year periods.

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

EBITDA was $32.6 million for the three months ended July 2, 2022, a decrease of 51.7% from $67.5 million in the comparable prior year period.

For the six months ended July 2, 2022 EBITDA was $79.0 million, a decrease of 38.0% from $127.4 million in the comparable prior year period.

Index

Non-GAAP Reconciliation — EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$20,757	$44,384	$50,989	$ 82,576

Income tax expense	5,347	15,882	14,634	30,080
Depreciation and amortization expense	6,709	7,250	13,464	14,751
Interest income	(190)	(12)	(221)	(20)
Interest expense	26	25	117	50
EBITDA	$32,649	$67,529	$78,983	$127,437
EBITDA margin	23.2%	33.8%	25.7%	33.1%

Financial Condition

Liquidity and Capital Resources

At the end of the second quarter of 2022, the Company’s cash and short-term investments totaled $208.5 million. Pre-LIFO working capital of $333.1 million, less the LIFO reserve of $53.5 million, resulted in working capital of $279.6 million and a current ratio of 6.1 to 1.

Operations

Cash provided by operating activities was $32.4 million for the six months ended July 2, 2022, compared to $76.2 million for the comparable prior year period. The decrease in cash provided in the six months ended July 2, 2022 is primarily attributable to the decrease in net income.

Third parties supply the Company with various raw materials for its firearms and castings, such as steel, fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts. In the six months ended July 2, 2022, the Company’s manufacturing operations were impacted by limited deliveries of raw materials. A limited supply of these materials in the marketplace can result in increases to purchase prices and adversely affect production levels. If market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials cannot be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing

Capital expenditures for the six months ended July 2, 2022 totaled $14.3 million, an increase from $11.4 million in the comparable prior year period. In 2022, the Company expects to spend approximately $25 million on capital expenditures, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Index

Dividends of $27.2 million were paid during the six months ended July 2, 2022. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On August 3, 2022, the Company’s Board of Directors authorized a dividend of 47¢ per share to shareholders of record on August 17, 2022, payable on August 31, 2022. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

The Company invests in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year with available cash. At July 2, 2022, the Company’s investment in these instruments totaled $165.0 million.

The Company did not purchase any shares of its common stock in the six months ended July 2, 2022 and July 3, 2021. As of July 2, 2022, $86.7 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2024, was unused at July 2, 2022.

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

The Company has 14 independent distributors that service the domestic commercial market. Additionally, the Company has 45 and 25 distributors servicing the export and law enforcement markets, respectively.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended July 2, 2022.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 2, 2022.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2022, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of July 2, 2022, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company has not experienced any material impact to its internal controls over financial reporting as a result of the COVID-19 pandemic.

Index

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

The Company has reported all cases instituted against it through April 2, 2022, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending July 2, 2022.

ITEM 1A.	RISK FACTORS

During the three months ended July 2, 2022, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JULY 2, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.
Date: August 3, 2022	S/	THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer