Form 10-Q
period 2022-10-01
STURM RUGER & CO INC
filed 2022-11-02
CIK 95029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 1, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 1-10435

STURM, RUGER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

One Lacey Place, Southport, Connecticut	06890
(Address of principal executive offices)	(Zip code)

(203)259-7843

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	RGR	New York Stock Exchange

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

The number of shares outstanding of the issuer's common stock as of October 17, 2022: 17,666,534

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	October 1, 2022	December 31, 2021
		(Note)
Assets

Current Assets
Cash	$49,853	$21,044
Short-term investments	165,308	199,971
Trade receivables, net	61,362	57,036

Gross inventories (Note 4)	120,743	100,023
Less LIFO reserve	(54,390)	(51,826)
Less excess and obsolescence reserve	(4,848)	(4,347)
Net inventories	61,505	43,850

Prepaid expenses and other current assets	12,998	6,832
Total Current Assets	351,026	328,733

Property, plant and equipment	437,170	421,282
Less allowances for depreciation	(365,555)	(347,651)
Net property, plant and equipment	71,615	73,631

Deferred income taxes	2,444	536
Other assets	35,817	39,443
Total Assets	$460,902	$442,343

Note:

The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	October 1, 2022	Decembe 31 2021
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$31,374	$36,400
Contract liabilities with customers (Note 3)	—	—
Product liability	434	795
Employee compensation and benefits	22,014	33,154
Workers’ compensation	6,380	6,760
Total Current Liabilities	60,202	77,109

Product liability accrual	118	97
Lease liability (Note 5)	2,076	1,476

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2022 – 24,378,568 issued, 17,666,534 outstanding
2021 – 24,306,486 issued, 17,596,588 outstanding	24,378	24,306
Additional paid-in capital	48,457	46,847
Retained earnings	471,368	438,098
Less: Treasury stock – at cost
2022 – 6,712,034 shares
2021 – 6,709,898 shares	(145,697)	(145,590)
Total Stockholders’ Equity	398,506	363,661
Total Liabilities and Stockholders’ Equity	$460,902	$442,343

Note:

The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net firearms sales	$138,771	$177,529	$444,615	$560,578
Net castings sales	619	717	2,003	2,116
Total net sales	139,390	178,246	446,618	562,694

Cost of products sold	100,521	113,444	306,087	346,569

Gross profit	38,869	64,802	140,531	216,125

Operating expenses:
Selling	8,763	7,753	25,828	24,290
General and administrative	10,247	10,323	30,927	33,484
Total operating expenses	19,010	18,076	56,755	57,774

Operating income	19,859	46,726	83,776	158,351

Other income:
Interest income	730	11	951	31
Interest expense	(88)	(114)	(205)	(164)
Other income, net	490	1,401	2,092	2,462
Total other income, net	1,132	1,298	2,838	2,329

Income before income taxes	20,991	48,024	86,614	160,680

Income taxes	2,602	12,822	17,236	42,902

Net income and comprehensive income	$18,389	$35,202	$69,378	$117,778

Basic earnings per share	$1.04	$2.00	$3.93	$6.70

Diluted earnings per share	$1.03	$1.98	$3.90	$6.64

Weighted average number of commonshares outstanding - Basic	17,668,435	17,596,588	17,643,473	17,582,009

Weighted average number of commonshares outstanding - Diluted	17,825,797	17,778,177	17,770,120	17,749,897

Cash dividends per share	$0.47	$1.00	$2.01	$2.57

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2021	$24,306	$46,847	$438,098	$(145,590)	$363,661
Net income and comprehensive income			69,378		69,378
Common stock issued – compensation plans	72	(72)			—
Vesting of RSUs		(3,371)			(3,371)
Dividends paid			(35,474)		(35,474)
Unpaid dividends accrued			(634)		(634)
Recognition of stock-based compensation expense		5,053			5,053
Repurchase of 2,136 shares of common stock				(107)	(107)
Balance at October 1, 2022	$24,378	$48,457	$471,368	$(145,697)	$398,506

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Operating Activities
Net income	$69,378	$117,778
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,120	22,001
Stock-based compensation	5,053	6,672
Gain on sale of assets	15	(111)
Deferred income taxes	(1,908)	1,519
Changes in operating assets and liabilities:
Trade receivables	(4,326)	(13,985)
Inventories	(17,655)	(10,038)
Trade accounts payable and accrued expenses	(5,315)	1,720
Contract liability with customers	-	(84)
Employee compensation and benefits	(11,774)	(6,569)
Product liability	(340)	(161)
Prepaid expenses, other assets and other liabilities	(2,985)	(4,282)
Income taxes payable	-	2,544
Cash provided by operating activities	50,263	117,004

Investing Activities
Property, plant and equipment additions	(17,206)	(15,617)
Proceeds from sale of assets	41	135
Purchases of short-term investments	(200,378)	(376,979)
Proceeds from maturities of short-term investments	235,041	332,990
Cash provided by (used for) investing activities	17,498	(59,471)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(3,371)	(4,801)
Repurchase of common stock	(107)	-
Dividends paid	(35,474)	(45,202)
Cash used for financing activities	(38,952)	(50,003)

Increase in cash and cash equivalents	28,809	7,530

Cash and cash equivalents at beginning of period	21,044	20,147

Cash and cash equivalents at end of period	$49,853	$27,677

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the nine months ended October 1, 2022 may not be indicative of the results to be expected for the full year ending December 31, 2022. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales typically represent no more than 5% of total sales, although they accounted for 7% of total sales for the nine month period ended October 1, 2022. Export sales accounted for 5% of total sales for the three month period ended October 1, 2022. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Index

NOTE 3 — REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three and nine months ended October 1, 2022 and October 2, 2021 is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Contract liabilities with customers at beginning of period	$—	$—	$—	$84
Revenue deferred	—	—	—	—
Revenue recognized	—	—	—	(84)
Contract liabilities with customers at end of period	$—	$—	$—	$—

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

Inventories consist of the following:

	October 1, 2022	December 31, 2021
Inventory at FIFO
Finished products	$23,116	$7,322
Materials and work in process	97,627	92,701
Gross inventories	120,743	100,023
Less: LIFO reserve	(54,390)	(51,826)
Less: excess and obsolescence reserve	(4,848)	(4,347)
Net inventories	$61,505	$43,850

Index

NOTE 5 — LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of October 1, 2022:

	Balance Sheet Line Item	October 1, 2022
Right-of-use assets	Other assets	$2,416
Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$340

Noncurrent portion	Lease liabilities	2,076
Total operating lease liabilities		$2,416

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company calculates an incremental borrowing rate to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of October 1, 2022:

Remainder of 2022	$166
2023	449
2024	449
2025	340
2026	340
Thereafter	1,310
Total undiscounted future minimum lease payments	3,054
Less: Difference between undiscounted lease payments & the present value of future lease payments	(638)
Total operating lease liabilities	$2,416

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of October 1, 2022 is 9.4 years.

Index

NOTE 6 — LINE OF CREDIT

On January 7, 2022, the Company entered into a $40 million unsecured revolving line of credit agreement with a bank that expires January 7, 2024. Borrowings under this new facility bear interest at either 1) the Bloomberg short-Term Bank Yield Index – 1 month plus 150 basis points, or 2) a fluctuating rate per annum equal to the greater of (i) the Bank’s prime rate or (ii) the federal funds rate plus 50 basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At October 1, 2022, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

NOTE 7 — EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.9 million and $3.1 million for the three and nine months ended October 1, 2022, respectively, and $0.9 million and $3.1 million for the three and nine months ended October 2, 2021, respectively. The Company plans to contribute approximately $0.9 million to the plan in matching employee contributions during the remainder of 2022.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.5 million and $5.4 million for the three and nine months ended October 1, 2022, respectively, and $1.6 million and $5.6 million for the three and nine months ended October 2, 2021, respectively. The Company plans to contribute approximately $1.5 million in supplemental contributions to the plan during the remainder of 2022.

NOTE 8 — INCOME TAXES

The Company's 2022 and 2021 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 12.3% and 19.9% for the three and nine months ended October 1, 2022, respectively. The Company’s effective income tax rate was 26.7% for both the three and nine months ended October 2, 2021. The decrease in the 2022 effective tax rates was primarily attributable to research and development tax credits, some of which related to amended returns from prior years. The impact related to research and development tax credits on the effective tax rate is expected to decline in future years.

Income tax payments for the three and nine months ended October 1, 2022 totaled $6.0 million and $26.6 million, respectively. Income tax payments for the three and nine months ended October 2, 2021 totaled $13.8 and $36.3 million, respectively.

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

Index

NOTE 9 — EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Net income	$18,389	$35,202	$69,378	$117,778
Denominator:
Weighted average number of common shares outstanding – Basic	17,668,435	17,596,588	17,643,473	17,582,009

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	157,362	181,589	126,647	167,888

Weighted average number of common shares outstanding – Diluted	17,825,797	17,778,177	17,770,120	17,749,897

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 10 — COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 750,000 shares for issuance under the 2017 SIP, of which 121,000 shares remain available for future grants as of October 1, 2022.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were 96,893 restricted stock units issued during the nine months ended October 1, 2022. Total compensation costs related to these restricted stock units are $7.0 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.7 million and $5.1 million for the three and nine months ended October 1, 2022, respectively, and $1.6 million and $6.7 million for the three and nine months ended October 2, 2021, respectively.

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

Selected operating segment financial information follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net Sales
Firearms	$138,771	$177,529	$444,615	$560,578
Castings
Unaffiliated	619	717	2,003	2,116
Intersegment	4,453	5,774	13,781	19,995
	5,072	6,491	15,784	22,111
Eliminations	(4,453)	(5,774)	(13,781)	(19,995)
	$139,390	$178,246	$446,618	$562,694

Income (Loss) Before Income Taxes
Firearms	$21,339	$48,139	$88,130	$161,941
Castings	(1,029)	(753)	(2,754)	(2,084)
Corporate	681	638	1,238	823
	$20,991	$48,024	$86,614	$160,680

Depreciation
Firearms	$5,815	$6,466	$17,430	$19,650
Castings	574	712	1,736	2,135
	$6,389	$7,178	$19,166	$21,785

Capital Expenditures
Firearms	$2,324	$3,734	$15,971	$12,681
Castings	552	419	1,235	2,936
	$2,876	$4,153	$17,206	$15,617

			October 1, 2022	December 31, 2021
Identifiable Assets
Firearms			$205,411	$188,290
Castings			12,723	13,889
Corporate			242,768	240,164
			$460,902	$442,343

Goodwill
Firearms			$3,055	$3,055
Castings			209	209
			$3,264	$3,264

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and nine months ended October 1, 2022 totaled $0.2 million and $0.4 million, respectively. Payments made to the NRA in the three and nine months ended October 2, 2021 totaled $0.1 million and $0.3 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association. Payments made to the NSSF in the three and nine months ended October 1, 2022 totaled $0.1 million and $0.2 million, respectively. Payments made to the NSSF in the three and nine months ended October 2, 2021 totaled $0.1 million and $0.3 million, respectively. One of the Company’s Directors also serves on the Board of the NSSF.

Index

NOTE 13 — CONTINGENT LIABILITIES

As of October 1, 2022, the Company was a defendant in three (3) lawsuits and is aware of certain other such claims. The lawsuits fall into two categories: traditional product liability litigation and municipal litigation. Each is discussed in turn below.

Traditional Product Liability Litigation

One lawsuit mentioned above involves a claim for damages related to an allegedly defective product due to its design and/or manufacture. The lawsuit stems from a specific incident of personal injury and is based on a traditional product liability theory such as strict liability, negligence, and/or breach of warranty.

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

Index

A hearing on the motion for judgment on the pleadings was held on December 12, 2017. On January 2, 2018, the court issued an order granting Defendants' motion for judgment on the pleadings, but denying Defendants' request for attorney's fees and costs. On January 8, 2018, the court entered judgment for Defendants. The City filed a Notice of Appeal on February 1, 2018. Defendants cross-appealed the order denying attorney's fees and costs.

Briefing in the Indiana Court of Appeals was completed on the City's appeal and Defendants' cross appeal on September 10, 2018. The Court of Appeals issued its ruling on May 23, 2019, affirming dismissal of the City's negligent design and warnings count on the basis that the City had not alleged that the Manufacturer Defendants' conduct was unlawful. However, the court reversed dismissal of the City's negligent sale and distribution and related public nuisance counts for damages and injunctive relief.

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

On November 22, 2021, Defendants filed a joint Rule 12(b)(6) motion to dismiss the Mexican Government's complaint based on the Government's lack of Article III standing, Protection of Lawful Commerce in Arms Act immunity, and lack of proximate cause. The Company, along with other non-Massachusetts defendants, also filed a Rule 12(b)(2) motion to dismiss based on lack of specific personal jurisdiction. The motions were fully briefed and the court heard oral argument on April 12, 2022. On September 30, 2022, the court entered an order granting the Defendants' joint Rule 12(b)(6) motion. The Company's Rule 12(b)(2) motion was denied as moot, without prejudice. The plaintiff filed a Notice of Appeal on October 26, 2022.

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

NOTE 14 — SUBSEQUENT EVENTS

On October 28, 2022, the Board of Directors authorized a dividend of 41¢ per share, for shareholders of record as of November 16, 2022, payable on November 30, 2022.

On October 3, 2022 the Company purchased a 225,000 square foot facility, which it had previously been leasing, in Mayodan, North Carolina for $8.3 million for use in its manufacturing and warehousing operations.

On October 4, 2022, a purported class action complaint was filed against the Company in the U.S. District Court for the District of Connecticut. The Complaint is styled as Mark Jones, Individually and on Behalf of All Others Similarly Situated v. Sturm, Ruger & Company., Inc. and alleges damages arising from a reported data breach of the third-party software vendor that owns and manages the server hosting ShopRuger.com. The Complaint alleges negligence, breach of implied contract, and unjust enrichment and seeks a variety of damages.

The Company has evaluated events and transactions occurring subsequent to October 1, 2022 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales typically represent no more than 5% of total sales, although they did account for 7% of total sales for the nine month period ended October 1, 2022. Export sales accounted for 5% of total sales for the three month period ended October 1, 2022. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Impact of Covid-19

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic created significant uncertainty and adversely impacted many industries throughout the global economy. During the nine month period ended October 1, 2022, the Company did not experience a significant adverse impact on its business from COVID-19 or related government restrictions. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, the Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted. Management continues to monitor and assess the situation and to prepare for potential implications for the Company’s business, supply chain and customer demand.

The Company has taken many proactive steps to maintain the health and safety of its employees and to mitigate the impact on its business and believes it remains well positioned to continue to manage through this global crisis. At the end of the third quarter of 2022, the Company was debt-free, and had cash and short-term investments totaling $215 million.

The ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Index

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 29% in the first nine months of 2022 compared to the prior year period. For the same period, NICS background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 14%. These decreases are attributable to decreased consumer demand for firearms from the unprecedented levels of the surge that began in 2020 and remained for most of 2021. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing seven quarters follow:

	2022			2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Estimated Units Sold from Distributors to Retailers (1)	343,500	354,300	411,200	458,200	457,400	583,300	518,900
Total adjusted NICS Background Checks (thousands) (2)	3,764	3,917	4,213	4,763	3,971	4,298	5,483

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

Index

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2022			2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	295,600	250,600	381,600	373,000	218,800	453,400	790,300
Orders Received	$124.3	$98.9	$147.0	$119.2	$61.1	$158.3	$267.9
Average Sales Price of Units Ordered	$421	$395	$385	$320	$279	$349	$339
Ending Backlog	$377.6	$389.6	$420.5	$429.7	$471.7	$582.3	$612.3
Average Sales Price of Ending Unit Backlog	$427	$405	$384	$357	$354	$355	$346

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. The Company’s overall production in the first nine months of 2022 decreased by 19% from the first nine months of 2021.

Index

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2022			2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Units Ordered	295,600	250,600	381,600	373,000	218,800	453,400	790,300
Units Produced	382,800	431,800	521,300	512,100	525,200	575,400	541,900
Units Shipped	373,800	382,600	491,500	502,300	524,800	580,800	535,000
Average Sales Price of Units Shipped	$371	$366	$338	$334	$338	$343	$343
Ending Unit Backlog	884,400	962,600	1,094,600	1,204,500	1,333,800	1,639,800	1,767,200

Inventories:

During the third quarter of 2022, the Company’s finished goods inventory increased by 8,900 units and distributor inventories of the Company’s products increased by 30,300 units.

Inventory data for the trailing seven quarters follows:

	2022			2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Units — Company Inventory	108,600	99,700	50,400	20,600	10,900	10,400	15,700
Units — Distributor Inventory (1)	303,100	272,800	244,600	164,200	120,100	52,800	55,300
Total Inventory (2)	411,700	372,500	295,000	184,800	131,000	63,200	71,000

(1)

Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Index

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	October 1, 2022	October 2, 2021	Change	% Change
Net firearms sales	$138.8	$177.5	$(38.7)	(21.8%)

Net castings sales	0.6	0.7	(0.1)	(13.5%)

Total net sales	139.4	178.2	(38.8)	(21.8%)

Cost of products sold	100.5	113.4	(12.9)	(11.4%)

Gross profit	$38.9	$64.8	$(25.9)	(40.0%)

Gross margin	27.9%	36.4%	(8.5%)	(23.4%)

Net sales, cost of products sold, and gross profit data for the nine months ended (dollars in millions):

	October 1, 2022	October 2, 2021	Change	% Change
Net firearms sales	$444.6	$560.6	$(116.0)	(20.7%)

Net castings sales	2.0	2.1	(0.1)	(5.3%)

Total net sales	446.6	562.7	(116.1)	(20.6%)

Cost of products sold	306.1	346.6	(40.5)	(11.7%)

Gross profit	$140.5	$216.1	$(75.6)	(35.0%)

Gross margin	31.5%	38.4%	(6.9%)	(18.0%)

The decrease in total consolidated net sales and net firearms sales for the three and nine months ended October 1, 2022 is attributable to decreased consumer demand for firearms from the unprecedented levels of the surge that began in 2020 and remained for most of 2021. Sales of new products, including the PC Charger, MAX-9 pistol, LCP MAX pistol, Marlin 1895 lever-action rifles, LC Carbine, and Small-Frame Autoloading Rifle represented $54.9 million or 13% of firearm sales in the first nine months of 2022. New product sales include only major new products that were introduced in the past two years. Several popular firearms that were considered new products in 2021, including the Wrangler revolver, Ruger-5.7 pistol, and LCP II in .22 LR pistol, have now been in production for over two years and are no longer included in new product sales for 2022.

Index

The decreased gross profit for the three and nine months ended October 1, 2022 is attributable to the decrease in sales and inflationary cost increases in materials, commodities, services, energy, fuel and transportation.

The decrease in gross margin for the three and nine months ended October 1, 2022 is attributable to unfavorable deleveraging of fixed costs, including depreciation, engineering and other indirect labor, resulting from decreased sales and production and decreased labor efficiencies. In addition to unfavorable deleveraging of fixed costs, the aforementioned inflationary cost increases, partially offset by increased pricing, resulted in lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19.0 million for the three months ended October 1, 2022, an increase of $0.9 million or 5.2% from $18.1 million in the comparable prior year period. As a percentage of sales, selling, general, and administrative expenses increased to 13.6% in the three months ended October 1, 2022 from 10.1% in the prior year period. Selling, general and administrative expenses were $56.8 million for the nine months ended October 1, 2022, a decrease of $1.0 million or 1.8% from $57.8 million in the comparable prior year period. As a percentage of sales, selling, general, and administrative expenses increased to 12.7% in the nine months ended October 1, 2022 from 10.3% in the prior year period.

The increase in these expenses for the three months ended October 1, 2022 was primarily attributable to the resumption of trade show participation costs, travel expenditures, and advertising that had been deferred during the height of the COVID-19 restrictions, partially offset by decreased sales volume and decreased incentive compensation expenses. For the nine months ended October 1, 2022, the decrease in these expenses was primarily attributable to decreased sales volume and decreased incentive compensation expenses, partially offset by the resumption of trade show participation costs, travel expenditures, and advertising that had been deferred during the height of the COVID-19 restrictions. The increase of expenses as a percentage of sales was attributable to the decrease in sales and higher freight expenses.

Other income, net

Other income, net of $1.1 million and $2.8 million for the three and nine months ended October 1, 2022, respectively, decreased from $1.3 million and increased from $2.3 million for the three and nine months ended October 2, 2021, respectively. For the three months ended October 1, 2022, the decrease is the result of decreases in royalty and miscellaneous income, partially offset by increased interest income in 2022 compared to 2021. For the nine months ended October 1, 2022, the increase is the result of increased interest income, partially offset by reduced royalty and miscellaneous income in 2022 compared to 2021.

Income Taxes and Net Income

The Company's 2022 and 2021 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 12.3% and 19.9% for the three and nine months ended October 1, 2022, respectively. The Company’s effective income tax rate was 26.7% for both the three and nine months ended October 2, 2021, respectively. The decrease in the 2022 effective tax rates was primarily attributable to research and development tax credits, some of which related to amended prior year income tax returns. The impact related to research and development tax credits on the effective tax rate is expected to decline in future years. The substantial reduction in the effective tax rate for the three months ended October 1, 2022 was primarily due to a favorable provision-to-return adjustment related to research and development credits.

As a result of the foregoing factors, consolidated net income was $18.4 million and $69.4 million for the three and nine months ended October 1, 2022. This represents a decrease of 47.8% and 41.1% from $35.2 million and $117.8 million in the comparable prior year periods.

Index

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

EBITDA was $27.0 million for the three months ended October 1, 2022, a decrease of 51.2% from $55.4 million in the comparable prior year period.

For the nine months ended October 1, 2022 EBITDA was $106.0 million, a decrease of 42.0% from $182.8 million in the comparable prior year period.

Non-GAAP Reconciliation — EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$18,389	$35,202	$69,378	$117,778

Income tax expense	2,602	12,822	17,236	42,902
Depreciation and amortization expense	6,656	7,250	20,120	22,001
Interest income	(730)	(11)	(951)	(31)
Interest expense	88	114	205	164
EBITDA	$27,005	$55,377	$105,988	$182,814
EBITDA margin	19.4%	31.1%	23.7%	32.5%

Financial Condition

Liquidity and Capital Resources

At the end of the third quarter of 2022, the Company’s cash and short-term investments totaled $215.2 million. Pre-LIFO working capital of $338.9 million, less the LIFO reserve of $54.4 million, resulted in working capital of $284.5 million and a current ratio of 5.8 to 1.

Operations

Cash provided by operating activities was $50.3 million for the nine months ended October 1, 2022, compared to $117.0 million for the comparable prior year period. The decrease in cash provided in the nine months ended October 1, 2022 is primarily attributable to the decrease in net income, reduced annual incentive compensation, and the increase in inventory in the nine months ended October 1, 2022.

Index

Third parties supply the Company with various raw materials for its firearms and castings, such as steel, fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts. In the nine months ended October 1, 2022, the Company’s manufacturing operations were impacted by limited deliveries of raw materials. A limited supply of these materials in the marketplace can result in increases to purchase prices and adversely affect production levels. If market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials cannot be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing

Capital expenditures for the nine months ended October 1, 2022 totaled $17.2 million, an increase from $15.6 million in the comparable prior year period. In 2022, the Company expects capital expenditures related to new product introductions and upgrades to our manufacturing equipment and facilities to total approximately $25 million. In addition to these investments, in the fourth quarter of 2022 the Company purchased a 225,000 square foot facility, which it had previously been leasing, in Mayodan, North Carolina for $8.3 million for use in its manufacturing and warehousing operations. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $35.5 million were paid during the nine months ended October 1, 2022. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On October 28, 2022, the Company’s Board of Directors authorized a dividend of 41¢ per share to shareholders of record on November 16, 2022, payable on November 30, 2022. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

The Company invests in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year with available cash. At October 1, 2022, the Company’s investment in these instruments totaled $165.3 million.

During the three months ended October 1, 2022, the Company purchased 2,136 shares of its common stock for $0.1 million in the open market. The average price per share purchased was $49.97. These purchases were funded with cash on hand. The Company did not purchase any shares of its common stock in the nine months ended October 2, 2021. As of October 1, 2022, $86.6 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2024, was unused at October 1, 2022.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended October 1, 2022.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 1, 2022.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2022, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of October 1, 2022, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company has not experienced any material impact to its internal controls over financial reporting as a result of the COVID-19 pandemic.

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

The Company has reported all cases instituted against it through July 2, 2022, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending October 1, 2022.

ITEM 1A.	RISK FACTORS

During the three months ended October 1, 2022, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended October 1, 2022 was as follows. These purchases were funded with cash on hand.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Third Quarter 2022
July 3 to July 30	—	—	—
July 31 to August 27	—	—	—
August 28 to October 1	2,136	$49.97	2,136
Total	2,136	$49.97	2,136	$86,600,000

(1)

On July 29, 2014, the Company announced a program to repurchase up to $100 million of the Company’s common stock, subject to certain conditions, in the open market or in privately negotiated transactions. As of October 1, 2022, $13,400,000 of the $100,000,000 had been utilized. The remaining $86,600,000 represents the authorized amount available to repurchase shares under the program as of October 1, 2022.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 1, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.
Date: November 2, 2022	S/THOMAS A. DINEEN
Thomas A. Dineen
Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer