Form 10-K
period 2022-12-31
STURM RUGER & CO INC
filed 2023-02-22
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter such period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022:

Common Stock, $1 par value - $1,112,555,000

The number of shares outstanding of the registrant's common stock as of February 15, 2023: Common Stock, $1 par value –17,596,600 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders to be held June 1, 2023 are incorporated by reference into Part III (Items 10 through 14) of this Report.

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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. and Subsidiary (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the year ended December 31, 2022 were from the firearms segment, with less than 1% from the castings segment. Export sales represent approximately 6% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

For the years ended December 31, 2022, 2021, and 2020, net sales attributable to the Company's firearms operations were $593.3 million, $728.1 million and $565.9 million. The balance of the Company's net sales for the aforementioned periods was attributable to its castings operations.

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

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Net sales of rifles by the Company accounted for $305.4 million, $317.5 million, and $234.3 million of total net sales for the years 2022, 2021, and 2020, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Net sales of pistols by the Company accounted for $184.7 million, $278.4 million, and $198.1 million of revenues for the years 2022, 2021, and 2020, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Net sales of revolvers by the Company accounted for $70.0 million, $84.4 million, and $79.1 million of revenues for the years 2022, 2021, and 2020, respectively.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for $33.2 million, $47.8 million, and $54.1 million of total net sales for the years 2022, 2021, and 2020, respectively.

Castings Products

Net sales attributable to the Company’s casting operations (excluding intercompany transactions) accounted for $2.6 million, $2.6 million, and $3.0 million, for 2022, 2021, and 2020, respectively. These sales represented less than 1% of total net sales in each of 2022, 2021, and 2020.

Manufacturing

Firearms

The Company produces produces one model of pistol, all of its revolvers and some of its rifles at the Newport, New Hampshire facility. One model of revolver and most of the Company’s pistols are produced at the Prescott, Arizona facility. Some rifle models and pistol models are produced at the Mayodan, North Carolina facility.

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

Marketing and Distribution

Firearms

The Company's firearms are primarily marketed through a network of federally licensed, independent wholesale distributors who purchase the products directly from the Company. They resell to federally licensed, independent retail firearms dealers who in turn resell to legally authorized end users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors. Each domestic distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 15 distributors service the domestic commercial market, with an additional 25 distributors servicing the domestic law enforcement market and 45 distributors servicing the export market.

In 2022, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 23%; Davidson’s - 23%; and Sports South - 21%.

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

The Company also exports its firearms through a network of selected commercial distributors and directly to certain foreign customers, consisting primarily of law enforcement agencies and foreign governments. Foreign sales were 6% of the Company’s consolidated net sales for the year ended December 31, 2022, and no more than 5% of the Company's consolidated net sales for each of the years ended December 31, 2021 and 2020.

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

Human Capital

The Company is an equal opportunity employer dedicated to the attraction, development, and retention of our employees by providing a preferred work environment that promotes and celebrates our core values of Integrity, Respect, Innovation and Teamwork. Our goal is to develop, motivate, retain and reward passionate and dedicated employees.

As of February 1, 2023, the Company employed approximately 1,880 full-time employees, approximately 28% of whom had at least ten years of service with the Company.

The Company attracts candidates and retains employees by offering competitive compensation packages, which include:

●	Base wages,
●	Profit sharing,
●	Medical and welfare benefits,
●	Holidays and other “paid time off” (PTO), and
●	401(k) plan participation and matching program.

The Company believes its compensation packages:

●	Provide a base level of compensation to reflect an individual’s role and responsibilities,
●	Recognize and reward employees for the Company’s success, and
●	Provide for the safety, security and well-being of employees.

Our primary vehicle for human capital development is Ruger University, which has a mission to:

●	Enhance the understanding of our industry, Company and culture,
●	Strengthen the technical, interpersonal and leadership skills of each employee, and
●	Allow employees to positively change their own lives while creating value for all Ruger stakeholders.

In addition to providing a competitive compensation package and emphasizing the development of employees, the Company retains its employees by maintaining a safe, responsible, and preferred workplace. The Company is committed to conducting business in conformance with the highest ethical standards and in compliance with all applicable legal and regulatory requirements. The “Code of Business Conduct and Ethics” and the “Corporate Compliance Program” are two active programs that guide the Company’s practices to achieve these goals.

In addition, since the beginning of the global outbreak of the Coronavirus disease 2019 (“COVID-19”) in March 2020, the Company continues to take multiple proactive steps to promote the health and safety of its employees and maintain a clean, safe, and preferred workplace.

To assess and improve employee retention and engagement, the Company surveys employees on an annual basis with the assistance of a third-party consultant, and takes actions to address areas of employee concern and build on the competencies that are important for our future success.

Research and Development

In 2022, 2021, and 2020, the Company spent approximately $9.6 million, $11.7 million, and $8.0 million, respectively, on research and development activities relating to new products and the improvement of existing products. Research and development expenses are included in costs of products sold. As of February 1, 2023, the Company had approximately 57 employees whose primary responsibilities were research and development activities.

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

Name	Age	Position With Company

Christopher J. Killoy	64	President and Chief Executive Officer

Thomas A. Dineen	54	Senior Vice President, Treasurer, and Chief Financial Officer

Thomas P. Sullivan	62	Senior Vice President of Operations

Kevin B. Reid, Sr.	62	Vice President, General Counsel, and Corporate Secretary

Shawn C. Leska	51	Vice President, Sales

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

Where You Can Find More Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and accordingly, files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the “SEC”). As an electronic filer, the Company's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

The Company faces risks arising from various asserted and unasserted litigation matters. These matters include, but are not limited to, assertions of allegedly defective product design or manufacture, alleged failure to warn, purported class actions against firearms manufacturers, generally seeking relief such as medical expense reimbursement, property damages, and punitive damages arising from accidents involving firearms or the criminal misuse of firearms, and those lawsuits filed on behalf of municipalities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as final adverse judgment, significant settlement or changes in applicable law. A future adverse outcome in any one or more of these matters could have a material adverse effect on the Company’s financial results. See Note 21 to the financial statements which are included in this Annual Report on Form 10-K.

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

Over 90% of our sales are made to 15 federally licensed, independent wholesale distributors. We review our distributors’ financial statements and have credit insurance for many of them. However, our credit evaluations of distributors and credit insurance may not be completely effective, especially if interest rate increases continue to exact an additional financial strain. If one or more independent distributors experience financial distress or liquidity issues, our sales could be adversely affected and we may not be able to collect our accounts receivable on a timely basis, which would have an adverse impact on our operating results and financial condition.

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

We have observed an overall tightening and increasingly competitive labor market, which could inhibit our ability to recruit and retain the employees we require and could lead to increased costs, such as additional overtime to meet demand and increased wage rates to attract and retain employees. We rely on the knowledge, experience, and leadership skills of our senior management team. Our senior executives are not bound by employment agreements. The loss of the services of one or more of our senior executives or other key personnel could have a significant adverse impact on our business.

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

The Company has other facilities that were not used in its manufacturing operations in 2022:

	Approximate Aggregate Usable Square Feet	Status	Segment

Southport, Connecticut	25,000	Owned	Corporate

Newport, New Hampshire(Dorr Woolen Building)	45,000	Owned	Firearms

Enfield, Connecticut	10,000	Leased	Firearms

Rochester, New Hampshire	2,000	Leased	Firearms

Fairport, New York	3,700	Leased	Corporate

Mayodan, North Carolina	225,000	Owned	Firearms

Madison, North Carolina	130,000	Leased	Firearms

There are no mortgages or any other major encumbrance on any of the real estate owned by the Company.

The Company’s principal executive offices are located in Southport, Connecticut.

ITEM 3—LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed at Note 21 to the financial statements, which are included in this Form 10-K.

The Company has reported all cases instituted against it through October 1, 2022, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were five lawsuits formally instituted against the Company during the three months ending December 31, 2022. As follows:

The City of Buffalo v. Smith & Wesson Brands, Inc., et al., filed in the Supreme Court of the State of New York for Erie County on December 20, 2022.

The City of Rochester v. Smith & Wesson Brands, Inc., et al., filed in the Supreme Court of the State of New York for Monroe County on December 21, 2022.

Rossiter v. Sturm, Ruger & Co., Inc., et al., filed in the Sullivan County Superior Court for the State of New Hampshire on December 13, 2022.

Jones v. Sturm, Ruger & Co., filed in the U.S. District Court for the District of Connecticut, on October 4, 2022.

Copeland v. Sturm, Ruger & Company, et al., filed in the U.S. District Court for the District of New Jersey, on October 27, 2022.

ITEM 4—MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 10, 2023, the Company had 1,826 stockholders of record.

Issuer Repurchase of Equity Securities

In 2022 the Company repurchased shares of its common stock. In 2020 and 2021, the Company did not repurchase any shares of its common stock. Details of the purchases in 2022 follow:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

Third Quarter 2022
July 3 to July 30	—	—	—
July 31 to August 27	—	—	—
August 28 to October 1	2,136	$49.97	2,136
Fourth Quarter 2022
October 2 to October 29	—	—	—
October 30 to November 26	2,304	$49.77	2,304
November 27 to December 31	—	—	—
Total	4,440	$49.87	4,440	$86,490,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2022 approximately $86.5 million remained authorized for share repurchases.

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Dow Jones US Recreational Products TSM Index, Recreation, and Russell 2000 Index
(Performance Results Through 12/31/22)

	2017	2018	2019	2020	2021	2022
Sturm, Ruger & Company, Inc.	100.00	97.15	87.30	131.09	143.24	120.97
Standard & Poors 500	100.00	95.62	125.72	148.85	191.58	156.89
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
Dow Jones US Recreational Products TSM	100.00	70.31	99.63	134.26	175.68	115.37
Recreation	100.00	82.25	102.86	111.23	104.15	63.34

For the year ended December 31, 2022, the Company has provided the five year cumulative total return results for the Dow Jones US Recreational Products Index, a widely-published index tracking companies that provide recreational products, along with those of the Recreation index formerly used by the Company, which is comprised of companies in the broader recreation industry and was prepared by a former service provider of the Company that is no longer providing cumulative total return calculations. The five year results for both the former Recreation index and the Dow Jones US Recreational Products Index are presented above.

ITEM 6—[RESERVED]

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

Impact of COVID-19

The global outbreak of the Coronavirus disease 2019 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic has created significant uncertainty and adversely impacted many industries throughout the global economy. In 2022, the Company was able to mitigate the adverse impact on its business resulting from government restrictions on the movement of people, goods, and services. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, the Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted. Management, with guidance from a dedicated Company COVID-19 Task Force, continues to monitor and assess the situation, take proactive steps to promote the health and safety of its employees, and prepare for potential implications for the Company’s business, supply chain and customer demand.

From a liquidity perspective, the Company believes it is currently well positioned to continue to manage through this global crisis. At the end of 2022, the Company was debt-free and had cash and short-term investments totaling $224.3 million.

The impact of COVID-19 in 2022 and future years on consumer demand and the Company’s business, operations, financial results financial condition, and cash flows is dependent on future developments, including the duration of the pandemic and the related impact on the global economy, which remains uncertain.

Results of Operations - 2022

Product Demand

The estimated sell-through of the Company’s products from the independent distributors to retailers in 2022 decreased 25% from 2021. For the same period, adjusted NICS decreased 11%. These decreases are attributable to decreased consumer demand for firearms from the unprecedented levels of the surge that began in 2020 and remained for most of 2021.The greater reduction in the sell-through of the Company’s products relative to adjusted NICS background checks may be attributable to the following:

●	More aggressive promotions, discounts, rebates, and the extension of payment terms offered by our competitors,
●	An apparent increase in sales of used firearms at retail, which are included in the adjusted NICS checks, but are not distinguished from new gun sales, and
●	Decreased retailer inventories as the anticipation of further discounting may be encouraging cautious buying behavior by retailers.

Estimated sell-through from distributors to retailers and total adjusted NICS background checks:

	2022	2021	2020

Estimated Units Sold from Distributors to Retailers (1)	1,506,800	2,017,800	1,948,900

Total Adjusted NICS Background Checks (2)	16,425,000	18,515,000	21,084,000

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,
●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received and ending backlog, net of Federal Excise Tax, for the trailing three years are as follows (dollars in millions, except average sales price):

	2022	2021	2020

Orders Received	$451.2	$606.5	$992.9

Average Sales Price of Orders Received	$416	$330	$326

Ending Backlog	$314.4	$429.7	$516.6

Average Sales Price of Ending Backlog	$486	$357	$342

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, to plan production levels and manage inventories. These reviews resulted in a decrease in total unit production of 20% in 2022 compared to 2021.

Annual Summary Unit Data

Firearms unit data for orders, production, and shipments follows:

	2022	2021	2020

Units Ordered	1,083,800	1,835,500	3,041,700

Units Produced	1,733,200	2,154,600	1,659,100

Units Shipped	1,641,000	2,142,900	1,717,700

Average Sales Price	$362	$340	$329

Units – Backlog	647,300	1,204,500	1,511,900

Inventories

The Company’s finished goods inventory increased by 92,200 units during 2022.

Distributor inventories of the Company’s products increased by 134,200 units during 2022, and approximate a reasonable level to support rapid fulfillment of retailer demand for most product families.

Inventory data follows:

	2022	2021	2020
Units – Company Inventory	112,800	20,600	8,800

Units – Distributor Inventory (3)	298,400	164,200	39,200

Total inventory (4)	411,200	184,800	48,000

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.
(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2022, as compared to year ended December 31, 2021:

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the year ended (dollars in millions):

	December 31, 2022	December 31, 2021	Change	% Change
Net firearms sales	$593.3	$728.1	$(134.8)	(18.5)%

Net casting sales	2.5	2.6	(0.1)	(1.6)%

Total net sales	595.8	730.7	(134.9)	(18.5)%

Cost of products sold	415.7	451.2	(35.5)	(7.8)%

Gross profit	$180.1	$279.5	$(99.4)	(35.6)%

Gross margin	30.2%	38.3%	(8.1)%	(29.7)%

Firearms sales and unit shipments decreased 18.5% and 23.4%, respectively, in 2022. New products represented $78.4 million or 14% of firearms sales in 2022, compared to $155.5 million or 22% of firearms sales in 2021. New product sales include only major new products that were introduced in the past two years. In 2022, new products included the MAX-9 pistol, LCP MAX, Marlin 1895 lever-action rifles, PC Charger, LC Carbine, and Small-Frame Autoloading Rifle.

The decreased gross profit for the year ended December 31, 2022 is attributable to the significant decrease in sales, as well as inflationary cost increases in materials, commodities, services, energy, fuel and transportation, which were partially offset by increased pricing.

The decrease in gross margin for the year ended December 31, 2022 is attributable to the aforementioned inflationary cost increases and unfavorable deleveraging of fixed costs resulting from decreased production and sales.

Selling, General and Administrative

Selling, general and administrative expenses were $76.6 million in 2022, a slight increase of $0.1 million from $76.5 million in 2021, and an increase from 10.5% of sales in 2021 to 12.9% of sales in 2022. The increase in these expenses was primarily attributable to increased shipping costs and to the resumption of trade show participation costs, travel expenditures, and advertising that had been deferred during the height of the COVID-19 restrictions, almost entirely offset by decreased incentive compensation expenses and decreased variable costs, such as shipping, as a result of the reduced sales volume.

Other Operating Income (Expense), Net

Other operating income (expense), net was de minimis in 2022 and an expense of $0.1 million in 2021.

Operating Income

Operating income was $103.5 million or 17.3% of sales in 2022. This is a decrease of $99.6 million from 2021 operating income of $203.1 million or 27.8% of sales.

Royalty Income

Royalty income was $0.8 million in 2022 and $2.0 million in 2021.

Interest Income

Interest income was $2.6 million in 2022, an increase from de minimis earnings in 2021, due to significantly increased interest rates earned on short-term investments beginning in the second quarter of 2022.

Interest Expense

Interest expense was $0.3 million in 2022 and $0.2 million and 2021.

Other Income, Net

Other income, net was $1.7 million in 2022, an increase of $0.1 million from $1.6 million in 2021.

Income Taxes and Net Income

The effective income tax rate was 18.4% in 2022 and 24.5% in 2021. The Company's 2022 and 2021 effective tax rate differs from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The decrease in the 2022 effective tax rate was primarily attributable to research and development tax credits, some of which related to amended prior year income tax returns. The impact related to research and development tax credits on the effective tax rate is expected to decline in future years.

As a result of the foregoing factors, consolidated net income was $88.3 million in 2022. This represents a decrease of $67.6 million from 2021 consolidated net income of $155.9 million.

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

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2022	2021

Net income	$88,332	$155,899

Income tax expense	19,947	50,695
Depreciation and amortization expense	25,789	26,152
Interest expense	256	164
Interest income	(2,552)	(49)
EBITDA	$131,772	$232,861
EBITDA margin	22.1%	31.9%

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

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2022
	Q4	Q3	Q2	Q1

Units Ordered	156,000	295,600	250,600	381,600

Units Produced	397,300	382,800	431,800	521,300

Units Shipped	393,100	373,800	382,600	491,500

Estimated Units Sold from Distributors to Retailers	397,800	343,500	354,300	411,200

Total Adjusted NICS Background Checks	4,531,000	3,764,000	3,917,000	4,213,000

Average Unit Sales Price	$378	$371	$366	$338

Units – Backlog	647,300	884,400	962,600	1,094,600

Units – Company Inventory	112,800	108,600	99,700	50,400

Units – Distributor Inventory (5)	298,400	303,100	272,800	244,600

	2021
	Q4	Q3	Q2	Q1

Units Ordered	373,000	218,800	453,400	790,300

Units Produced	512,100	525,200	575,400	541,900

Units Shipped	502,300	524,800	580,800	535,000

Estimated Units Sold from Distributors to Retailers	458,200	457,400	583,300	518,900

Total Adjusted NICS Background Checks	4,763,000	3,971,000	4,298,000	5,483,000

Average Unit Sales Price	$334	$338	$343	$343

Units – Backlog	1,204,500	1,333,800	1,639,800	1,767,200

Units – Company Inventory	20,600	10,900	10,400	15,700

Units – Distributor Inventory (5)	164,200	120,100	52,800	55,300

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2022
	Q4	Q3	Q2	Q1

Orders Received	$81.0	$124.3	$98.9	$147.0

Average Sales Price of Orders Received	$519	$421	$395	$385

Ending Backlog	$314.4	$377.6	$389.6	$420.5

Average Sales Price of Ending Backlog	$486	$427	$405	$384

	2021
	Q4	Q3	Q2	Q1

Orders Received	$119.2	$61.1	$158.3	$267.9

Average Sales Price of Orders Received	$320	$279	$349	$339

Ending Backlog	$429.7	$471.7	$582.3	$612.3

Average Sales Price of Ending Backlog	$357	$354	$355	$346

Fourth Quarter Net Sales and Gross Profit Analysis

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	December 31, 2022	December 31, 2021	Change	% Change
Net firearms sales	$148.7	$167.5	$(18.8)	(11.3)%

Net casting sales	0.5	0.5	—	14.8%

Total net sales	149.2	168.0	(18.8)	(11.2)%

Cost of products sold	109.6	104.6	5.0	4.8%

Gross profit	$39.6	$63.4	$(23.8)	(37.6)%

Gross margin	26.5%	37.7%	(11.2)%	(21.1)%

Results of Operations - 2021

Year ended December 31, 2021, as compared to year ended December 31, 2020:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2021	2020	2019

Units Ordered	1,835,500	3,041,700	1,361,100

Units Produced	2,154,600	1,659,100	1,313,400

Units Shipped	2,142,900	1,717,700	1,326,200

Average Sales Price	$340	$329	$306

Units – Backlog	1,204,500	1,511,900	187,900

Units – Company Inventory	20,600	8,800	67,400

Units – Distributor Inventory (1)	164,200	39,200	270,400

Castings Setups	68,469	66,044	62,548

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2021	2020	2019

Orders Received	$606.5	$992.9	$398.4

Average Sales Price of Orders Received (2)	$330	$326	$293

Ending Backlog	$429.7	$516.6	$57.8

Average Sales Price of Ending Backlog (2)	$357	$342	$308

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

Product Demand

The estimated sell-through of the Company’s products from the independent distributors to retailers in 2021 increased 3.5% from 2020. For the same period, adjusted NICS decreased 12%.

The increase in the sell-through of the Company’s products compared favorably to the decrease in adjusted NICS background checks in 2021 and may be attributable to the following:

●	Strong consumer demand for the Company’s products,
●	Increased production in 2021, and
●	The introduction of popular new products.

Estimated sell-through from distributors to retailers and total adjusted NICS background checks:

	2021	2020	2019

Estimated Units Sold from Distributors to Retailers (1)	2,017,800	1,948,900	1,355,500

Total Adjusted NICS Background Checks (2)	18,515,000	21,084,000	13,199,000

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,
●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Inventory data follows:

	2021	2020	2019
Units – Company Inventory	20,600	8,800	67,400

Units – Distributor Inventory (3)	164,200	39,200	270,400

Total inventory (4)	184,800	48,000	337,800

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.
(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Quarterly Summary Unit Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2021
	Q4	Q3	Q2	Q1

Units Ordered	373,000	218,800	453,400	790,300

Units Produced	512,100	525,200	575,400	541,900

Units Shipped	502,300	524,800	580,800	535,000

Estimated Units Sold from Distributors to Retailers	458,200	457,400	583,300	518,900

Total Adjusted NICS Background Checks	4,763,000	3,971,000	4,298,000	5,483,000

Average Unit Sales Price	$334	$338	$343	$343

Units – Backlog	1,204,500	1,333,800	1,639,800	1,767,200

Units – Company Inventory	20,600	10,900	10,400	15,700

Units – Distributor Inventory (5)	164,200	120,100	52,800	55,300

	2020
	Q4	Q3	Q2	Q1

Units Ordered	733,200	935,200	746,600	626,700

Units Produced	491,000	430,400	374,400	363,300

Units Shipped	493,000	430,700	395,100	398,900

Estimated Units Sold from Distributors to Retailers	513,100	457,400	501,600	476,800

Total Adjusted NICS Background Checks	5,626,000	5,165,000	5,452,000	4,841,000

Average Unit Sales Price	$342	$337	$328	$285

Units – Backlog	1,511,900	1,271,700	767,200	415,700

Units – Company Inventory	8,800	10,700	11,100	31,900

Units – Distributor Inventory (5)	39,200	59,300	86,000	192,500

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2021
	Q4	Q3	Q2	Q1

Orders Received	$119.2	$61.1	$158.3	$267.9

Average Sales Price of Orders Received	$320	$279	$349	$339

Ending Backlog	$429.7	$471.7	$582.3	$612.3

Average Sales Price of Ending Backlog	$357	$354	$355	$346

	2020
	Q4	Q3	Q2	Q1

Orders Received	$277.1	$284.0	$228.8	$203.0

Average Sales Price of Orders Received	$352	$304	$306	$324

Ending Backlog	$516.6	$410.1	$255.6	$142.7

Average Sales Price of Ending Backlog	$342	$322	$333	$343

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the year ended (dollars in millions):

	December 31, 2021	December 31, 2020	Change	% Change
Net firearms sales	$728.1	$565.9	$162.2	28.7%

Net casting sales	2.6	3.0	(0.4)	(13.6)%

Total net sales	730.7	568.9	161.8	28.5%

Cost of products sold	451.2	377.5	73.7	19.5%

Gross profit	$279.5	$191.4	$88.1	46.0%

Gross margin	38.3%	33.7%	4.6%	13.6%

Firearms sales and unit shipments increased 28.7% and 24.8%, respectively, in 2021. New products represented $155.5 million or 22% of firearms sales in 2021, compared to $111.2 million or 22% of firearms sales in 2020. New product sales include only major new products that were introduced in the past two years. In 2021, new products included the Ruger-57 pistol, the PC Charger, the MAX-9 pistol, the LCP II in .22 LR pistol, the LCP MAX pistol, the Wrangler revolver, and the Marlin 1895 lever-action rifle.

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

As a result of the foregoing factors, consolidated net income was $155.9 million in 2021. This represents an increase of $65.5 million from 2020 consolidated net income of $90.4 million.

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

Financial Condition

Liquidity

At December 31, 2022, the Company had cash and cash equivalents of $65.2 million and $159.1 million in short term investments. Our pre-LIFO working capital of $258.3 million, less the LIFO reserve of $59.5 million, resulted in working capital of $198.7 million and a current ratio of 2.2 to 1. The Company’s current ratio is lower than previous years primarily due to the dividends payable of $88 million related to the $5.00 per share special dividend that was declared on November 30, 2022 and paid on January 5, 2023. The Company also has access to a $40 million unsecured revolving line of credit that is currently undrawn.

Capital Resources

The Company believes that its cash flow from operations, current cash position, and access to capital markets will continue to be sufficient to meet its anticipated cash requirements and contractual obligations, which includes funding the Company’s capital expenditures, acquisitions, dividend payments, and share repurchases.

Operations

Cash provided by operating activities was $77.2 million, $172.3 million, and $143.8 million in 2022, 2021, and 2020, respectively. The decrease in cash provided in 2022 compared to 2021 is primarily attributable to significantly decreased earnings in 2022 and increased inventories in 2022.

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

Investing and Financing

Capital expenditures were $27.7 million, $28.8 million, and $24.2 million in 2022, 2021, and 2020, respectively. In 2023, the Company expects capital expenditures to approximate $20 million, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the budgeted amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Included in capital expenditures amount noted above, on October 3, 2022 the Company purchased a 225,000 square foot facility, which it had previously been leasing, in Mayodan, North Carolina for $8.3 million for use in its manufacturing and warehousing operations.

On November 23, 2020, the Company acquired substantially all of the Marlin Firearms assets, consisting of inventory, machinery and equipment, and intangible assets. The agreement to purchase these assets emanated from the Remington Outdoor Company, Inc. bankruptcy and was approved by the United States Bankruptcy Court for the Northern District of Alabama on September 30, 2020. The purchase price of approximately $28.3 million was paid with available cash on hand. Shipments of Ruger-made, Marlin lever-action rifles commenced in the fourth quarter of 2021.

As of December 31, 2022, the Company had $107.0 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At December 31, 2022, the Company’s investment in this money market fund totaled $52.1 million.

In 2022, the Company repurchased 4,440 shares of its common stock for $0.2 million in the open market. The average price per share purchased was $49.87. These purchases were funded with cash on hand. No shares were repurchased in 2020 or 2021.

At December 31, 2022, approximately $86.5 million remained authorized for future share repurchases.

The Company paid dividends totaling $42.7 million, $59.1 million, and $113.9 million in 2022, 2021, and 2020, respectively. The increased dividends paid in 2020 were attributable to a $5.00 per share special dividend paid in August 2020. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On January 5, 2023, the Company paid a $5.00 per share special dividend to shareholders of record on December 15, 2022. On February 17, 2023, the Company’s Board of Directors authorized a dividend of 42¢ per share to shareholders of record on March 10, 2023. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash, and the Company’s need for funds.

The Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt.

Contractual Obligations

At December 31, 2022, the Company had approximately $84.6 million in agreements to purchase goods or services that are enforceable and legally binding on the Company, all of which are expected to be settled in less than one year. Additionally, the Company has approximately $4.4 million in operating lease obligations, which will be payable through 2034. The Company expects to fund all of these commitments with cash flows from operations and current cash.

Firearms Legislation and Litigation

See Item 1A - Risk Factors and Note 21 to the financial statements which are included in the Annual Report on Form 10-K for a discussion of firearms legislation and litigation.

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

Currently, there are 15 domestic distributors. Additionally, the Company has 45 and 25 distributors servicing the export and law enforcement markets, respectively.

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

The Company believes that the assumptions and judgments involved in the accounting estimates below have the greatest potential impact on its financial statements, so the Company believes these to be its critical accounting estimates. The methodologies applied for determining the estimates related to the below critical accounting estimates have not changed from the prior year.

Product Liability Accrual

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

Inventory Valuation and Reserves

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

Recent Accounting Pronouncements

None.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Sturm, Ruger & Company, Inc. and Subsidiary's (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and our report dated February 22, 2023 expressed an unqualified opinion.

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

February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Last-In, First-Out Inventory Reserve
As described in Notes 1 and 5 to the financial statements, substantially all of the Company’s inventories are valued at the lower of cost, which is principally determined by the last-in, first-out (LIFO) method, or net realizable value, and the Company's consolidated net inventories balance of $65.0 million as of December 31, 2022, included a LIFO inventory reserve of $59.5 million. The Company records its net inventories under the LIFO method at the end of each year based on the inventory levels at the measurement date and the prevailing inventory costs existing at that time which are estimated using a complex manual calculation.

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

Our audit procedures related to the Company’s LIFO inventory reserve included the following, among others:

●	We obtained an understanding of the relevant controls related to the LIFO inventory reserve and tested such controls for design and operating effectiveness, including controls related to the review of the calculations related to the estimate of the current year price level changes, the calculation of the cumulative price indexes, and the estimate of the LIFO inventory reserve.
●	We tested the completeness, accuracy, and relevance of the underlying data used in management's estimate of the current year price level changes, the calculation of cumulative price index and the LIFO inventory reserve.
●	We tested the mathematical accuracy of the Company’s calculation to estimate the LIFO inventory reserve.
●	We evaluated the appropriateness of management’s methodologies to develop the estimate of the LIFO inventory reserve.
●	We evaluated the reasonableness of management’s estimate of the current year price level changes by comparing management’s estimate to external market data.

/s/RSM US LLP

We have served as the Company's auditor since 2005.

Stamford, Connecticut

February 22, 2023

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2022	2021

Assets

Current Assets
Cash and cash equivalents	$65,173	$21,044
Short-term investments	159,132	199,971
Trade receivables, net	65,449	57,036

Gross inventories	129,294	100,023
Less LIFO reserve	(59,489)	(51,826)
Less excess and obsolescence reserve	(4,812)	(4,347)
Net inventories	64,993	43,850

Prepaid expenses and other current assets	7,091	6,832
Total Current Assets	361,838	328,733

Property, Plant, and Equipment	447,126	421,282
Less allowances for depreciation	(370,273)	(347,651)
Net property, plant and equipment	76,853	73,631

Deferred income taxes	6,109	536
Other assets	39,963	39,443
Total Assets	$484,763	$442,343

See accompanying notes to consolidated financial statements.

December 31,	2022	2021

Liabilities and Stockholders’ Equity

Current Liabilities

Trade accounts payable and accrued expenses	$35,658	$36,400
Dividends Payable	88,343	—
Contract liabilities with customers (Note 3)	1,031	—
Product liability	235	795
Employee compensation and benefits	30,160	33,154
Workers’ compensation	6,469	6,760
Income taxes payable	1,171	—
Total Current Liabilities	163,067	77,109

Lease liability (Note 8)	3,039	1,476
Employee compensation	1,846	—
Product liability accrual	73	97

Contingent liabilities (Note 21)	—	—

Stockholders’ Equity
Common stock, non-voting, par value $1:
Authorized shares – 50,000; none issued
Common stock, par value $1:
Authorized shares – 40,000,000
2022 – 24,378,568 issued,
17,664,230 outstanding
2021 – 24,306,486 issued,
17,596,588 outstanding	24,378	24,306
Additional paid-in capital	45,075	46,847
Retained earnings	393,097	438,098
Less: Treasury stock – at cost
2022 – 6,714,338 shares
2021 – 6,709,898 shares	(145,812)	(145,590)
Total Stockholders’ Equity	316,738	363,661
Total Liabilities and Stockholders’ Equity	$484,763	$442,343

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2022	2021	2020

Net firearms sales	$593,289	$728,141	$565,863
Net castings sales	2,553	2,595	3,005
Total net sales	595,842	730,736	568,868

Cost of products sold	415,757	451,179	377,427

Gross profit	180,085	279,557	191,441

Operating Expenses (Incomes):
Selling	36,114	33,259	33,332
General and administrative	40,551	43,289	39,013
Other operating expense (income), net	(36)	(127)	(52)
Total operating expenses	76,629	76,421	72,293

Operating income	103,456	203,136	119,148

Other income:
Royalty income	837	1,975	814
Interest income	2,552	49	1,126
Interest expense	(256)	(164)	(191)
Other income, net	1,690	1,598	84
Total other income, net	4,823	3,458	1,833

Income before income taxes	108,279	206,594	120,981

Income taxes	19,947	50,695	30,583

Net income and comprehensive income	$88,332	$155,899	$90,398

Basic Earnings Per Share	$5.00	$8.87	$5.17

Diluted Earnings Per Share	$4.96	$8.78	$5.09

Weighted average number of common shares outstanding – Basic	17,648,850	17,585,604	17,486,054

Weighted average number of common shares outstanding – Diluted	17,793,348	17,757,834	17,769,856

Cash Dividends Per Share	$2.42	$3.36	$6.51

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2019	$24,160	$38,683	$368,205	$(145,590)	$285,458
Net income			90,398		90,398
Dividends paid			(113,896)		(113,896)
Stock-based compensation		6,128			6,128
Vesting of RSU’s		(1,297)			(1,297)
Common stock issued – compensation plans	46	(46)			—
Unpaid dividends accrued			(2,092)		(2,092)
Balance at December 31, 2020	24,206	43,468	342,615	(145,590)	264,699
Net income			155,899		155,899
Dividends paid			(59,104)		(59,104)
Stock-based compensation		8,280			8,280
Vesting of RSU’s		(4,801)			(4,801)
Common stock issued – compensation plans	100	(100)			—
Unpaid dividends accrued			(1,312)		(1,312)
Balance at December 31, 2021	24,306	46,847	438,098	(145,590)	363,661
Net income			88,332		88,332
Dividends paid			(42,718)		(42,718)
Stock-based compensation		1,671			1,671
Vesting of RSU’s		(3,371)			(3,371)
Common stock issued – compensation plans	72	(72)			—
Unpaid dividends accrued			(90,615)		(90,615)
Repurchase of 4,440 shares of common stock				(222)	(222)
Balance at December 31, 2022	$24,378	$45,075	$393,097	$(145,812)	$316,738

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2022	2021	2020

Operating Activities
Net income	$88,332	$155,899	$90,398
Adjustments to reconcile net income to cash provided by operating activities, net of effects of acquisition:
Depreciation and amortization	25,789	26,152	27,576
Stock-based compensation	1,671	8,280	6,128
Excess and obsolescence inventory reserve	501	953	—
Gain on sale of assets	(36)	(127)	(52)
Deferred income taxes	(5,573)	994	3,863
Changes in operating assets and liabilities:
Trade receivables	(8,413)	840	(5,236)
Inventories	(21,644)	(15,726)	10,624
Trade accounts payable and accrued expenses	(640)	(392)	7,954
Contract liability with customers	1,031	(84)	(9,539)
Employee compensation and benefits	(3,420)	(5,433)	20,910
Product liability	(584)	(234)	308
Prepaid expenses, other assets and other liabilities	(954)	1,217	(7,905)
Income taxes receivable/payable	1,171	—	(1,223)
Cash provided by operating activities	77,231	172,339	143,806

Investing Activities
Property, plant, and equipment additions	(27,730)	(28,776)	(24,229)
Purchase of Marlin assets	—	—	(28,316)
Purchases of short-term investments	(365,480)	(681,940)	(369,439)
Proceeds from maturity of short-term investments	406,319	602,976	377,920
Net proceeds from sale of assets	100	203	178
Cash provided by (used for) investing activities	13,209	(107,537)	(43,886)

Financing Activities
Dividends paid	(42,718)	(59,104)	(113,896)
Repurchase of common stock	(222)	—	—
Payment of employee withholding tax related to share-based compensation	(3,371)	(4,801)	(1,297)
Cash used for financing activities	(46,311)	(63,905)	(115,193)

Increase (decrease) in cash and cash equivalents	44,129	897	(15,273)
Cash and cash equivalents at beginning of year	21,044	20,147	35,420
Cash and cash equivalents at end of year	$65,173	$21,044	$20,147

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share)

1.        Summary of Significant Accounting Policies

Organization

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales were from firearms. Export sales represented approximately 6% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors principally to the commercial sporting market.

The Company manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and utilizes available capacity to manufacture and sell investment castings and MIM parts to unaffiliated, third-party customers. Castings were less than 1% of the Company’s total sales for the year ended December 31, 2022.

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

As of December 31, 2022, the Company’s short-term investments consist of U.S. Treasury instruments (Level 1), maturing within one year, and investments in a bank-managed money market fund that invests exclusively in United States Treasury obligations and is valued at the net asset value ("NAV") daily closing price, as reported by the fund, based on the amortized cost of the fund’s securities (Level 2). For the bank-managed money market fund, the NAV is used as a practical expedient to estimate fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Such securities are classified as held to maturity, since the Company has the intent and ability to do so, and are carried at cost plus accrued interest, which approximates fair value.

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

Inventories

Substantially all of the Company’s inventories are valued at the lower of cost, principally determined by the last-in, first-out (LIFO) method, or net realizable value. Elements of cost in inventories include raw materials, direct labor and manufacturing overhead.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. In performing this review, the carrying value of the assets is compared to the projected undiscounted cash flows to be generated from the assets. If the sum of the undiscounted expected future cash flows is less than the carrying value of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying value of the assets exceeds their fair value. The Company bases fair value of the assets on quoted market prices if available or, if not available, quoted market prices of similar assets. Where quoted market prices are not available, the Company estimates fair value using the estimated future cash flows generated by the assets discounted at a rate commensurate with the risks associated with the recovery of the assets. As of December 31, 2022, the Company does not believe there are any indications of impairment related to long-lived assets.

Goodwill

Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists by the amount the fair value of a reporting unit to which goodwill has been allocated is less than their respective carrying values. The impairment for goodwill is limited to the total amount of goodwill allocated to the reporting unit. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. As of December 31, 2022, the Company does not believe there are any indications of impairment related to goodwill.

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

Advertising Costs

The Company includes advertising costs in selling expenses and these costs are expensed as incurred. Advertising costs for 2022, 2021, and 2020, were $2.4 million, $2.6 million, and $2.7 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $4.7 million, $4.2 million, and $3.9 million in 2022, 2021, and 2020, respectively.

Research and Development

In 2022, 2021, and 2020, the Company spent approximately $9.6 million, $11.7 million, and $8.0 million, respectively, on research and development activities relating to new products and the improvement of existing products. These costs are included in costs of products sold and are expensed as incurred.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the impact of options, restricted stock units, and deferred stock outstanding using the treasury stock method.

2.       Acquisition of Marlin Assets

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

The Machinery and Equipment acquired in the Marlin Acquisition were classified as deposits on capital items in Other Assets on the Company’s Consolidated Balance Sheet at December 31,

2021. Certain of these items were reclassified as Machinery and Equipment when they were placed in service in 2022 and 2021.

Intangible assets acquired in the Marlin Acquisition are reflected in Other Assets on the Company’s Consolidated Balance Sheet at December 31, 2022. Intangible assets are amortized over their estimated remaining useful lives using a straight-line methodology.

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

3.       Revenue Recognition and Contracts with Customers

The impact of ASC 606 on revenue recognized during the years ended December 31, 2022, December 31, 2021, and December 31, 2020 is as follows:

	2022	2021	2020
Contract liabilities with customers at January 1,	$—	$84	$9,623

Revenue recognized	—	(84)	(14,570)

Revenue deferred	1,031	—	5,031

Contract liabilities with customers at December 31,	$1,031	$—	$84

During the year ended December 31, 2022, the Company deferred $1.0 million of revenue. There was no offset for the recognition from previously deferred revenue as the Company did not satisfy any performance obligations relating to the shipment of free products during the year. This resulted in a net decrease in firearms sales for the year ended December 31, 2022 of $1.0 million and a deferred contract revenue liability at December 31, 2022 of $1.0 million. The Company estimates that revenue from this deferred contract liability will be recognized in the first half of 2023.

During the year ended December 31, 2021, there were no promotions giving rise to deferred contract liabilities and, therefore, there was no additional deferred revenue. Previously deferred revenue of $0.1 million was recognized in the first quarter of 2021. The Company did not have a deferred contract revenue liability at December 31, 2021.

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

4.       Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2022	2021

Trade receivables	$67,183	$58,605
Allowance for doubtful accounts	(400)	(400)
Allowance for discounts	(1,334)	(1,169)
	$65,449	$57,036

In 2022, the largest individual trade receivable balances accounted for 26%, 23%, and 18% of total trade receivables, respectively.

In 2021, the largest individual trade receivable balances accounted for 34%, 17%, and 17% of total trade receivables, respectively.

5.       Inventories

Inventories consist of the following:

December 31,	2022	2021
Inventory at FIFO
Finished goods	$23,573	$7,322
Materials and products in process	105,721	92,701
Gross inventories	129,294	100,023
Less: LIFO reserve	(59,489)	(51,826)
Less: excess and obsolescence reserve	(4,812)	(4,347)
Net Inventories	$64,993	$43,850

6.       Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2022	2021

Land and improvements	$2,826	$2,686
Buildings and improvements	72,788	62,781
Machinery and equipment	314,032	302,241
Dies and tools	57,480	53,574
Property, plant and equipment	447,126	421,282
Less allowances for depreciation	(370,273)	(347,651)
Net property, plant and equipment	$76,853	$73,631

Depreciation expense totaled $24.4 million, $25.8 million, and $27.3 million in 2022, 2021, and 2020, respectively.

7.       Other Assets

Other assets consist of the following:

December 31,	2022	2021

Patents, at cost	$10,126	$10,024
Accumulated amortization	(6,318)	(5,360)
Deposits on capital items	17,106	18,026
Marlin trade name	7,800	7,800
Other	11,249	8,953
	$39,963	$39,443

The capitalized cost of patents is amortized using the straight-line method over their useful lives. Expenses related to patent amortization was $0.4 million in 2022 and $0.3 million in 2021, and 2020. The estimated annual patent amortization expense for each of the next five years is $0.2 million. Costs incurred to maintain existing patents are charged to expense in the year incurred. The Marlin trade name will be amortized using the straight-line method over its useful life. The estimated annual trade name amortization cost for each of the next five years is $0.4 million. The intangible asset related to Marlin customer relationships are included in Other above and will be amortized using the straight-line method over its useful life. The estimated annual customer relationship name amortization expense for each of the next five years is $0.1 million.

8.       Leased Assets

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02. The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company adopted the provisions of ASU 2016-02 using the effective interest method on January 1, 2019 and recorded right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2022:

	Balance Sheet Line Item	December 31, 2022	December 31, 2021
Right-of-use assets	Other assets	$3,681	$1,694

Operating lease liabilities

Current portion	Trade accounts payable and accrued expenses	$642	$249

Noncurrent portion	Lease liabilities	3,039	1,476

Total operating lease liabilities		$3,681	$1,725

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company calculates an incremental borrowing rate to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2022:

2023	$803
2024	808
2025	702
2026	705
2027	229
Thereafter	1,120
Total undiscounted future minimum lease payments	4,367
Less: Difference between undiscounted lease payments & the present value of future lease payments	(686)
Total operating lease liabilities	$3,681

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of December 31, 2022 is 8.9 years.

9.       Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2022	2021

Trade accounts payable	$13,281	$12,209
Federal excise taxes payable	13,635	15,734
Accrued other	8,742	8,457
	$35,658	$36,400

10.       Accrued Dividends

On November 30, 2022, the Company’s Board of Directors declared a $5.00 per share special dividend payable on January 5, 2023 to stockholders of record as of December 15, 2022. The dividend, which totaled $88.3 million, was paid on January 5, 2023.

11.       Line of Credit

During 2021 the Company had a $40 million unsecured revolving line of credit with a bank. This facility terminated on September 30, 2021. On January 7, 2022, the Company entered into a new $40 million unsecured revolving line of credit agreement with a different bank that expires January 7, 2025. Borrowings under this new facility bear interest at either 1) the Bloomberg short-Term

Bank Yield Index – 1 month plus 150 basis points, or 2) a fluctuating rate per annum equal to the greater of (i) the Bank’s prime rate or (ii) the federal funds rate plus 50 basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At December 31, 2022, the Company was in compliance with the terms and covenants of the credit facility.

12.       Employee Benefit Plans

The Company sponsors a qualified defined-contribution 401(k) plan that covers substantially all of its employees. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions to their individual 401(k) accounts using the “safe harbor” guidelines provided in the Internal Revenue Code. Expenses related to matching employee contributions to the 401(k) plan were $4.1 million, $4.0 million, and $3.3 million in 2022, 2021, and 2020, respectively.

Additionally, in 2022, 2021, and 2020 the Company provided discretionary supplemental contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $7.4 million, $7.4 million, and $5.6 million in 2022, 2021, and 2020, respectively.

13.       Other Operating Income, Net

Other operating income, net consists of the following:

Year ended December 31,	2022	2021	2020

Gain on sale of operating assets	$36	$127	$52

14.       Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2017.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2022		2021		2020
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$21,741	$(4,694)	$42,422	$863	$20,201	$3,696
State	3,779	(879)	7,279	131	6,519	167
	$25,520	$(5,573)	$49,701	$994	$26,720	$3,863

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.7	3.4	4.4
Research and development tax credits	(4.2)	(0.4)	—
Other	(1.1)	0.5	(0.1)
Effective income tax rate	18.4%	24.5%	25.3%

The Company estimates that its effective tax rate in 2023 will approximate 22.4%.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2022	2021
Deferred tax assets
Product Liability	$69	$224
Capitalized research and development costs	4,838	—
Employee compensation and benefits	2,316	2,643
Allowances for doubtful accounts and discounts	637	418
Inventories	1,196	1,224
Stock-based compensation	1,661	1,538
Other	1,636	1,538
Total deferred tax assets	12,353	7,585
Deferred tax liabilities:
Depreciation	5,070	6,235
Other	1,174	814
Total deferred tax liabilities	6,244	7,049
Net deferred tax assets	$6,109	$536

Prior to 2022, the Company expensed research and development costs in the period in which they were incurred for both financial accounting and income tax purposes. In 2022 the Company adopted the provisions of the Tax Cuts and Jobs Act of 2017 that relate to IRS Code Section 174. Under these provisions, research and development costs must be capitalized and amortized over five years for income tax purposes. The Company continues to expense these costs in the period incurred for financial accounting purposes.

The Company made income tax payments of approximately $28.7 million, $49.5 million, and $30.6 million, during 2022, 2021, and 2020, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

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

15.       Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2022	2021	2020

Numerator:
Net income	$88,332	$155,899	$90,398
Denominator:
Weighted average number of common shares outstanding – Basic	17,648,850	17,585,604	17,486,054
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	144,498	172,230	283,802
Weighted average number of common shares outstanding – Diluted	17,793,348	17,757,834	17,769,856

16.       Stock Repurchases

In 2022 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

Third Quarter 2022
July 3 to July 30	—	—	—
July 31 to August 27	—	—	—
August 28 to October 1	2,136	$49.97	2,136
Fourth Quarter 2022
October 2 to October 29	—	—	—
October 30 to November 26	2,304	$49.77	2,304
November 27 to December 31	—	—	—
Total	4,440	$49.87	4,440	$86,490,000

All of these purchases were made with cash held by the Company and no debt was incurred. No shares were repurchased in 2020 and 2021.

At December 31, 2022, approximately $86.5 million remained authorized for share repurchases.

17.       Compensation Plans

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP, of which approximately 120,000 shares remain available for future grants as of December 31, 2022.

Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock, using either the actual share price or an estimated value using the Monte Carlo valuation model. The total stock-based compensation cost included in the Statements of Income was $5.7 million, $8.3 million, and $6.1 million in 2022, 2021, and 2020, respectively.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2022, 5,953 deferred stock awards were issued to non-employee directors that will vest in May 2023, 7,688 deferred stock awards were issued to non-employee directors that will vest in May 2025 and a 1,478 deferred stock award was issued to a non-employee director that will vest in June 2027.

In 2021, 5,113 deferred stock awards were issued to non-employee directors that vested in May 2022 and 6,615 deferred stock awards were issued to non-employee directors that will vest in May 2024.

In 2020, 6,244 deferred stock awards were issued to non-employee directors that vested in May 2021 and 8,078 deferred stock awards were issued to non-employee directors that will vest in May 2023.

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.8 million in 2022, $0.8 million in 2021, and $0.8 in 2020.

At December 31, 2022, there was $0.9 million of unrecognized compensation cost related to deferred stock that is expected to be recognized over a period of three years.

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

During 2022, 82,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $6.0 million, of which $1.7 million was recognized in 2022. The costs are being recognized ratably over the remaining periods required before the units vest, which range from 24 to 26 months.

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

At December 31, 2022, there was $8.1 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a period of 3.3 years.

18.       Operating Segment Information

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

Year ended December 31,	2022	2021	2020
Net Sales
Firearms	$593,289	$728,141	$565,863
Castings
Unaffiliated	2,553	2,595	3,005
Intersegment	21,306	24,711	22,254
	23,859	27,306	25,259
Eliminations	(21,306)	(24,711)	(22,254)
	$595,842	$730,736	$568,868
Income (Loss) Before Income Taxes
Firearms	$108,610	$207,657	$120,732
Castings	(3,338)	(2,732)	(1,000)
Corporate	3,007	1,669	1,249
	$108,279	$206,594	$120,981
Identifiable Assets
Firearms	$223,301	$188,290	$174,500
Castings	11,910	13,889	11,959
Corporate	249,552	240,164	161,799
	$484,763	$442,343	$348,258
Goodwill
Firearms	$3,055	$3,055	$616
Castings	209	209	209
	$3,264	$3,264	$825
Depreciation
Firearms	$21,992	$22,842	$25,126
Castings	2,452	2,959	2,158
	$24,444	$25,801	$27,284
Capital Expenditures
Firearms	$26,598	$25,239	$19,253
Castings	1,175	3,537	4,976
	$27,773	$28,776	$24,229

In 2022, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 23%; Davidson’s - 23%; and Sports South - 21%.

In 2021, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 21%; Sports South - 19%; and Davidson’s - 19%.

In 2020, the Company’s largest customers and the percent of firearms sales they represented were as follows: Sports South - 22%; Lipsey’s - 22%; and Davidson’s - 18%.

The Company’s assets are located entirely in the United States and domestic sales represented at least 94% of total sales in 2022, 2021, and 2020.

19.       Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2022:

	Three Months Ended
	4/2/22	7/2/22	10/1/22	12/31/22
Net Sales	$166,575	$140,653	$139,390	$149,224
Gross profit	58,108	43,554	38,869	39,554
Net income	30,232	20,757	18,389	18,954
Basic earnings per share	1.72	1.18	1.04	1.07
Diluted earnings per share	$1.70	$1.17	$1.03	$1.06

	Three Months Ended
	4/3/21	7/3/21	10/2/21	12/31/21
Net Sales	$184,377	$200,072	$178,246	$168,041
Gross profit	72,566	78,757	64,802	63,432
Net income	38,192	44,384	35,202	38,121
Basic earnings per share	2.18	2.52	2.00	2.17
Diluted earnings per share	$2.16	$2.50	$1.98	$2.14

20.       Related Party Transactions

From time to time, the Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. The Company paid the NRA $0.7 million, $0.5 million and $0.6 million in 2022, 2021 and 2020, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association. The Company paid the NSSF $0.3 million, $0.4 million and $0.5 million in 2022, 2021 and 2020, respectively. One of the Company’s Directors also serves on the Board of the NSSF.

21.       Contingent Liabilities

As of December 31, 2022, the Company was a defendant in eight (8) lawsuits and is aware of certain other such claims. The lawsuits generally fall into three categories: traditional product liability litigation, municipal litigation and negligence. Each is discussed in turn below.

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

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. There are four (4) lawsuits of this type, as follows:

(i) City of Gary v. Smith & Wesson Corp., et al, filed in Indiana State Court in 1999; (ii) Estados Unidos Mexicanos v. Smith & Wesson Brands, Inc., et al., filed in August 2021 in the U.S. District Court for the District of Massachusetts; (iii) The City of Buffalo v. Smith & Wesson Brands, Inc., et al., filed in December 2022 in the New York State Supreme Court for Erie County, New York and presently pending in the U.S. District Court for the Western District of New York; and (iv) The City of Rochester v. Smith & Wesson Brands, Inc., et al., filed in December 2022 in the New York State Supreme Court for Monroe County, New York and presently pending in the U.S. District Court for the Western District of New York.

The Complaint in City of Gary v. Smith & Wesson Corp., et al. was filed in 1999 and seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products.

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

On November 22, 2021, Defendants filed a joint Rule 12(b)(6) motion to dismiss the Mexican Government’s complaint based on the Government’s lack of Article III standing, Protection of Lawful Commerce in Arms Act immunity, and lack of proximate cause. The Company, along with other non-Massachusetts defendants, also filed a Rule 12(b)(2) motion to dismiss based on lack of specific personal jurisdiction. The motions were fully briefed and the court heard oral argument on April 12, 2022. On September 30, 2022, the court entered an order granting the defendants’ joint Rule 12(b)(6) motion. The Company’s Rule 12(b)(2) motion was denied as moot, without prejudice. On October 26, 2022, the plaintiff filed a Notice of Appeal and the Court has entered a briefing schedule.

On December 20, 2022, the City of Buffalo, New York filed a lawsuit captioned The City of Buffalo v. Smith & Wesson Brands, Inc., et al. in the New York State Supreme Court for Erie County, New York. The suit names a number of firearm manufacturers, distributors, and retailers as defendants, including the Company, and purports to state causes of action for violations of Sections 898, 349 and 350 of the New York General Business Law, as well as common law public nuisance. Generally, plaintiff alleges that the criminal misuse of firearms in the City of Buffalo is the result of the manufacturing, sales, marketing, and distribution practices of the defendants. The defendants timely removed the matter to the U.S. District Court for the Western District of New York.

On December 21, 2022, the City of Rochester, New York filed a lawsuit captioned The City of Rochester v. Smith & Wesson Brands, Inc., et al. in the New York State Supreme Court for Monroe County, New York. The suit names a number of firearm manufacturers, distributors, and retailers as defendants, including the Company, and purports to state causes of action for violations of Sections 898, 349 and 350 of the New York General Business Law, as well as common law public nuisance. The allegations essentially mirror those in The City of Buffalo, discussed in the preceding paragraph, as plaintiff claims that the criminal misuse of firearms in Rochester, New York is the result of the manufacturing, sales, marketing, and distribution practices of the defendants. The defendants timely removed the matter to the U.S. District Court for the Western District of New York.

Negligence

Rossiter v. Sturm, Ruger, et al. is a lawsuit arising out of a slip and fall accident by a contract security officer in December 2019. The Complaint was filed in the Superior Court for Sullivan County, New Hampshire on December 13, 2022 and names Pine Hill Construction, a snow removal contractor, as a co-defendant. The Company has tendered the defense of this matter to its insurance carrier and is assisting as required.

The Company was named in two purported class action lawsuits arising out of a data breach at Freestyle Solutions, Inc., the vendor who was hosting the Company ShopRuger.com website at the time of the breach. Jones v. Sturm, Ruger & Co., was filed in the U.S. District Court for Connecticut on October 4, 2022 and Copeland v. Sturm, Ruger & Company, et al. was filed in the U.S. District Court for New Jersey on October 27, 2022. Copeland also named Freestyle Solutions, Inc. as a defendant. By agreement of the parties, Copeland was dismissed, without prejudice, and consolidated with Jones in the pending Connecticut case. On January 20, 2023, five plaintiffs filed an Amended Complaint naming the Company and Freestyle Software, Inc. as defendants. The Complaint alleges causes of action for negligence, breach of implied warranties, and unjust enrichment.

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

A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $1.1 million at December 31, 2021, is set forth as an indication of possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal. At December 31, 2022, the total amount claimed specifically in these cases was de minimis.

During 2022, no traditional product liability lawsuit was filed against the Company and one (1) was resolved. As of December 31, 2022, the Company was a defendant five lawsuits involving its products, including one (1) traditional product liability lawsuit and four (4) municipal lawsuits. The Company also was a defendant in three (3) negligence lawsuits though, as discussed above, that number has since been reduced to two (2) lawsuits with the consolidation of the Jones and Copeland matters.

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

The Company’s product liability expense was $1.3 million in 2022, $1.1 million in 2021, and $1.1 million in 2020. This expense includes the cost of outside legal fees, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2022 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2020	$818	800	(492)	—	$1,126

2021	$1,126	(7)	(227)	—	$892

2022	$892	(417)	(167)	—	$308

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2020	$800	839	$1,639

2021	$(7)	1,119	$1,112

2022	$(417)	1,524	$1,107

Notes

(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only. In 2022 and 2021, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

22.       Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2022 and 2021 balance sheets approximate carrying values at those dates.

23.       Subsequent Events

On February 17, 2023, the Company’s Board of Directors authorized a dividend of 42¢ per share to shareholders of record on March 10, 2023.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2022 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2022. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO in 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted an unqualified certification of our Chief Executive Officer to the New York Stock Exchange in 2022. The Company has also filed, as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act of 2002.

ITEM 9B—OTHER INFORMATION

None.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders scheduled to be held June 1, 2023, which will be filed with the SEC in April 2023.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders scheduled to be held June 1, 2023, which will be filed with the SEC in April 2023.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders scheduled to be held June 1, 2023, which will be filed with the SEC in April 2023.

ITEM 12—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders scheduled to be held June 1, 2023, which will be filed with the SEC in April 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2022:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
			-
2017 Stock Incentive Plan	288,586	-	121,034

Equity compensation plans not approved by security holders

None.
Total	288,586	-	121,034

*	Restricted stock units are settled in shares of common stock or the cash equivalent. Accordingly, the weighted-average exercise price is not applicable.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders scheduled to be held June 1, 2023.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders scheduled to be held June 1, 2023, which will be filed with the SEC in April 2023.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Exhibits and Financial Statement Schedule

(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)	Schedule can be found on Page 94 of this Form 10-K

(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended through November 12, 2019.

Exhibit 4.1	Description of the Company’s Securities.

Exhibit 10.1	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.2	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.3	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2008).

Exhibit 10.4	Transition Services and Consulting Agreement, dated August 1, 2016, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.5	Amended and Restated Agreement, dated November 10, 2020, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on November 12, 2020).

Exhibit 10.6	Executive Severance Agreement, dated August 1, 2016, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.7	Loan Agreement, dated January 7, 2022 between Sturm, Ruger & Company, Inc. and Regions Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 11, 2022), as amended by that certain Amendment to Credit Agreement, dated November 3, 2022, between Sturm, Ruger & Company, Inc. and Regions Bank (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

Exhibit 10.8	The Sturm, Ruger & Company, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on March 27, 2017)

Exhibit 23.1	Consent of RSM US LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

February 22, 2023
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/CHRISTOPHER J. KILLOY	2/22/23	S/RONALD C. WHITAKER	2/22/23
Christopher J. Killoy Chief Executive Officer, Director (Principal Executive Officer)		Ronald C. Whitaker Director

S/JOHN A. COSENTINO, JR.	2/22/23	S/PHILLIP C. WIDMAN	2/22/23
John A. Cosentino, Jr. Director		Phillip C. Widman Director

S/AMIR P. ROSENTHAL	2/22/23	S/SANDRA S. FROMAN	2/22/23
Amir P. Rosenthal Director		Sandra S. Froman Director

S/TERRENCE G. O’CONNOR	2/22/23	S/REBECCA S. HALSTEAD	2/22/23
Terrence G. O’Connor Director		Rebecca S. Halstead Director

S/MICHAEL O. FIFER	2/22/23	S/THOMAS A. DINEEN	2/22/23
Michael O. Fifer Director		Thomas A. Dineen Principal Financial Officer Principal Accounting Officer, Senior Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1 and 4.2 to the Form S-3 Registration Statement previously filed by the Company File No. 33-62702).

Exhibit 3.2	Bylaws of the Company, as amended through November 12, 2019.

Exhibit 4.1	Description of the Company’s Securities.

Exhibit 10.1	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.2	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas P. Sullivan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.3	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 2, 2008).

Exhibit 10.4	Transition Services and Consulting Agreement, dated August 1, 2016, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.5	Amended and Restated Agreement, dated November 10, 2020, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on November 12, 2020).

Exhibit 10.6	Executive Severance Agreement, dated August 1, 2016, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).

Exhibit 10.7	Loan Agreement, dated January 7, 2022 between Sturm, Ruger & Company, Inc. and Regions Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 11, 2022) , as amended by that certain Amendment to Credit Agreement, dated November 3, 2022, between Sturm, Ruger & Company, Inc. and Regions Bank (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

EXHIBIT INDEX (continued)

Exhibit 10.8	The Sturm, Ruger & Company, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on March 27, 2017)

Exhibit 23.1	Consent of RSM US LLP	89

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	90

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	92

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	94

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	95

Exhibit 101.INS*	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith

YEAR ENDED DECEMBER 31, 2022

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2022	$400	$—		$—		$400
Year ended December 31, 2021	$400	$—		$—		$400
Year ended December 31, 2020	$400	$—		$—		$400

Allowance for discounts:
Year ended December 31, 2022	$1,169	$13,849		$13,684	(a)	$1,334
Year ended December 31, 2021	$1,166	$16,116		$16,113	(a)	$1,169
Year ended December 31, 2020	$1,070	$12,482		$12,386	(a)	$1,166

Excess and obsolete inventory reserve:
Year ended December 31, 2022	$4,347	$465		$—	(b)	$4,812
Year ended December 31, 2021	$3,394	$953		$—	(b)	$4,347
Year ended December 31, 2020	$3,573	$(179)		$—	(b)	$3,394

(a)	Discounts taken
(b)	Inventory written off