Form 10-Q
period 2023-04-01
STURM RUGER & CO INC
filed 2023-05-03
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

or

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

The number of shares outstanding of the issuer's common stock as of April 1, 2023: 17,708,081

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	April 1, 2023	December 31, 2022
		(Note)

Assets

Current Assets
Cash	$8,052	$65,173
Short-term investments	122,027	159,132
Trade receivables, net	65,226	65,449

Gross inventories (Note 4)	127,933	129,294
Less LIFO reserve	(61,016)	(59,489)
Less excess and obsolescence reserve	(4,962)	(4,812)
Net inventories	61,955	64,993

Prepaid expenses and other current assets	6,717	7,091
Total Current Assets	263,977	361,838

Property, plant and equipment	448,657	447,126
Less allowances for depreciation	(376,382)	(370,273)
Net property, plant and equipment	72,275	76,853

Deferred income taxes	6,188	6,109
Other assets	46,657	39,963
Total Assets	$389,097	$484,763

Note:

The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	April 1, 2023	December 31, 2022
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$33,356	$35,658
Dividends payable	—	88,343
Contract liabilities with customers (Note 3)	1,113	1,031
Product liability	493	235
Employee compensation and benefits	17,415	30,160
Workers’ compensation	5,863	6,469
Income taxes payable	3,354	1,171
Total Current Liabilities	61,594	163,067

Employee compensation	2,488	1,846
Product liability accrual	47	73
Lease liability (Note 5)	2,900	3,039

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2023 – 24,422,419 issued,
17,708,081 outstanding
2022 – 24,378,568 issued,
17,664,230 outstanding	24,422	24,378
Additional paid-in capital	44,062	45,075
Retained earnings	399,396	393,097
Less: Treasury stock – at cost
2023 – 6,714,338 shares
2022 – 6,714,338 shares	(145,812)	(145,812)
Total Stockholders’ Equity	322,068	316,738
Total Liabilities and Stockholders’ Equity	$389,097	$484,763

Note:

The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	April 1, 2023	April 2, 2022

Net firearms sales	$148,893	$165,933
Net castings sales	560	642
Total net sales	149,453	166,575

Cost of products sold	110,967	108,467

Gross profit	38,486	58,108

Operating expenses:
Selling	9,225	8,435
General and administrative	12,240	10,946
Total operating expenses	21,465	19,381

Operating income	17,021	38,727

Other income:
Interest income	1,214	31
Interest expense	(25)	(91)
Other income, net	282	852
Total other income, net	1,471	792

Income before income taxes	18,492	39,519

Income taxes	4,142	9,287

Net income and comprehensive income	$14,350	$30,232

Basic earnings per share	$0.81	$1.72

Diluted earnings per share	$0.81	$1.70

Weighted average number of common shares outstanding - Basic	17,678,686	17,610,202

Weighted average number of common shares outstanding - Diluted	17,788,653	17,806,457

Cash dividends per share	$5.42	$0.86

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2022	$24,378	$45,075	$393,097	$(145,812)	$316,738
Net income and comprehensive income			14,350		14,350
Common stock issued – compensation plans	44	(44)			—
Vesting of RSUs		(2,103)			(2,103)
Dividends paid			(7,415)		(7,415)
Unpaid dividends accrued			(636)		(636)

Recognition of stock-based compensation expense		1,134			1,134

Balance at April 1, 2023	$24,422	$44,062	$399,396	$(145,812)	$322,068

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022

Operating Activities
Net income	$14,350	$30,232
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,536	6,755
Stock-based compensation	1,134	1,672
Gain on sale of assets	(2)	(5)
Deferred income taxes	(79)	443
Changes in operating assets and liabilities:
Trade receivables	223	(12,311)
Inventories	3,038	(3,064)
Trade accounts payable and accrued expenses	(2,908)	(2,232)
Contract liability with customers	82	—
Employee compensation and benefits	(12,739)	(13,840)
Product liability	232	(289)
Prepaid expenses, other assets and other liabilities	(6,766)	6,163
Income taxes payable	2,183	5,237
Cash provided by operating activities	5,284	18,761

Investing Activities
Property, plant and equipment additions	(1,652)	(10,881)
Proceeds from sale of assets	3	—
Purchases of short-term investments	(54,976)	(29,992)
Proceeds from maturities of short-term investments	92,081	59,973
Cash provided by investing activities	35,456	19,100

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(2,103)	(2,154)
Dividends paid	(95,758)	(15,165)
Cash used for financing activities	(97,861)	(17,319)

(Decrease) increase in cash and cash equivalents	(57,121)	20,542

Cash and cash equivalents at beginning of period	65,173	21,044

Cash and cash equivalents at end of period	$8,052	$41,586

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended April 1, 2023 may not be indicative of the results to be expected for the full year ending December 31, 2023. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales typically represent no more than 5% of total sales, although they accounted for 7% of total sales for the three month period ended April 1, 2023. Export sales accounted for 5% of total sales for the three month period ended April 2, 2022. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

The Company’s short-term investments consist of United States Treasury instruments, which mature within one year, and investments in a bank-managed money market fund that invests exclusively in United States Treasury obligations and is valued at the net asset value ("NAV") daily closing price, as reported by the fund, based on the amortized cost of the fund’s securities. The NAV is used as a practical expedient to estimate fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three months ended April 1, 2023 and April 2, 2022 is as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022

Contract liabilities with customers at beginning of period	$1,031	$—

Revenue deferred	201	—

Revenue recognized	(119)	—

Contract liabilities with customers at end of period	$1,113	$—

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the deferred revenue from this contract liability with customers to be recognized in the second quarter of 2023.

Index

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

During the three month period ended April 1, 2023, inventory quantities were reduced.  If this reduction remains through year-end, it will result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current cost of purchases.  Although the effect of such a liquidation cannot be precisely quantified at the present time, management believes that if a LIFO liquidation occurs in 2023, the impact may be material to the Company’s results of operations for the period but will not have a material impact on the financial position of the Company.

Inventories consist of the following:

	April 1, 2023	December 31, 2022
Inventory at FIFO
Finished products	$23,132	$23,573
Materials and work in process	104,801	105,721
Gross inventories	127,933	129,294
Less: LIFO reserve	(61,016)	(59,489)
Less: excess and obsolescence reserve	(4,962)	(4,812)
Net inventories	$61,955	$64,993

NOTE 5 - LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of April 1, 2023:

	Balance Sheet Line Item	April 1, 2023
Right-of-use assets	Other assets	$3,550

Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$650

Noncurrent portion	Lease liabilities	2,900

Total operating lease liabilities		$3,550

Index

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company calculates an incremental borrowing rate to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of April 1, 2023:

Remainder of 2023	$603
2024	808
2025	702
2026	705
2027	229
Thereafter	1,120
Total undiscounted future minimum lease payments	4,167
Less: Difference between undiscounted lease payments & the present value of future lease payments	(617)
Total operating lease liabilities	$3,550

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of April 1, 2023 is 8.6 years.

NOTE 6 - LINE OF CREDIT

On January 7, 2022, the Company entered into a $40 million unsecured revolving line of credit agreement with a bank that expires January 7, 2025. Borrowings under this new facility bear interest at either 1) the Bloomberg short-Term Bank Yield Index – 1 month plus 150 basis points, or 2) a fluctuating rate per annum equal to the greater of (i) the Bank’s prime rate or (ii) the federal funds rate plus 50 basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At April 1, 2023, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.7 million and $1.3 million for the three months ended April 1, 2023 and April 2, 2022, respectively. The Company plans to contribute approximately $4.0 million to the plan in matching employee contributions during the remainder of 2023.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $2.2 million and $2.4 million for the three months ended April 1, 2023 and April 2, 2022, respectively. The Company plans to contribute approximately $5.0 million in supplemental contributions to the plan during the remainder of 2023.

Index

NOTE 8 - INCOME TAXES

The Company's 2023 and 2022 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 22.4% and 23.5% for the three months ended April 1, 2023 and April 1, 2022, respectively.

Income tax payments for the three months ended April 1, 2023 and April 2, 2022 totaled $3.0 million and $3.1 million, respectively.

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

NOTE 9 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	April 1, 2023	April 2, 2022
Numerator:
Net income	$14,350	$30,232

Denominator:
Weighted average number of common shares outstanding – Basic	17,678,686	17,610,202

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	109,967	196,255

Weighted average number of common shares outstanding – Diluted	17,788,653	17,806,457

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

Index

NOTE 10 - COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 750,000 shares for issuance under the 2017 SIP, of which approximately 100,000 shares remain available for future grants as of April 1, 2023.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to the three-year vesting period. There were no restricted stock units issued during the three months ended April 1, 2023.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.1 million and $1.7 million for the three months ended April 1, 2023 and April 2, 2022, respectively.

Index

NOTE 11 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended
	April 1,2023	April 2,2022
Net Sales
Firearms	$148,893	$165,933
Castings
Unaffiliated	560	642
Intersegment	8,367	4,813
	8,927	5,455
Eliminations	(8,367)	(4,813)
	$149,453	$166,575

Income (Loss) Before Income Taxes
Firearms	$18,353	$39,695
Castings	(1,107)	(383)
Corporate	1,246	207
	$18,492	$39,519

Depreciation
Firearms	$5,676	$5,810
Castings	553	578
	$6,229	$6,388

Capital Expenditures
Firearms	$1,649	$10,307
Castings	3	574
	$1,652	$10,881

	April 1, 2023	December 31, 2022
Identifiable Assets
Firearms	$217,193	$223,301
Castings	9,866	11,910
Corporate	162,038	249,552
	$389,097	$484,763
Goodwill
Firearms	$3,055	$3,055
Castings	209	209
	$3,264	$3,264

Index

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA totaled $0.1 million in each of the three months ended April 1, 2023 and April 1, 2022. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association.  Payments made to the NSSF totaled $0.1 million in each of the three months ended April 1, 2023 and April 2, 2022.  One of the Company’s Directors also serves on the Board of the NSSF.

NOTE 13 - CONTINGENT LIABILITIES

As of April 1, 2023, the Company was a defendant in eight (8) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: municipal litigation, negligence, and unfair trade practices. Each is discussed in turn below.

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. There are four lawsuits of this type: the City of Gary, filed in Indiana State Court in 1999: Estados Unidos Mexicanos v. Smith & Wesson, et al., filed in August 2021; The City of Buffalo, filed in the Supreme Court of the State of New York for Erie County on December 20, 2022; and The City of Rochester, filed in the Supreme Court for the State of New York for Monroe County on December 21, 2022, each of which is described in more detail below.

The City of Gary Complaint seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products. After a long procedural history, during the quarter ended April 3, 2021, the City initiated discovery and the manufacturer defendants reciprocated. Discovery is ongoing.

Estados Unidos Mexicanos v. Smith & Wesson Brands, Inc., et al. was filed by the Country of Mexico and names seven defendants, mostly U.S.-based firearms manufacturers, including the Company. The Complaint advances a variety of legal theories including negligence, public nuisance, unjust enrichment, restitution, and others. Plaintiff essentially alleges that Defendants design, manufacture, distribute, market and sell firearms in a way that they know results in the illegal trafficking of firearms into Mexico, where they are used by Mexican drug cartels for criminal activities. Plaintiff seeks injunctive relief and monetary damages. On November 22, 2021, defendants filed a joint Rule 12(b)(6) motion to dismiss the Mexican Government’s complaint. On September 30, 2022, the court entered an order granting defendants’ motion. On October 26, 2022, plaintiff filed a Notice of Appeal and the matter is being briefed.

Index

On December 20, 2022, the City of Buffalo, New York filed a lawsuit captioned The City of Buffalo v. Smith & Wesson Brands, Inc., et al. in the New York State Supreme Court for Erie County, New York. The suit names a number of firearm manufacturers, distributors, and retailers as defendants, including the Company, and purports to state causes of action for violations of Sections 898, 349 and 350 of the New York General Business Law, as well as common law public nuisance. Generally, plaintiff alleges that the criminal misuse of firearms in the City of Buffalo is the result of the manufacturing, sales, marketing, and distribution practices of the defendants. Defendants timely removed the matter to the U.S. District Court for the Western District of New York. The matter was transferred to the New York Supreme Court for Monroe County and consolidated with The City of Rochester v. Smith & Wesson Brands, Inc., et al., discussed below.

On December 21, 2022, the City of Rochester, New York filed a lawsuit captioned The City of Rochester v. Smith & Wesson Brands, Inc., et al. in the New York State Supreme Court for Monroe County, New York. The allegations essentially mirror those in The City of Buffalo, discussed in the preceding paragraph. Defendants timely removed the matter to the U.S. District Court for the Western District of New York and the matter was consolidated with The City of Buffalo.

Defendants moved to stay the consolidated Buffalo/Rochester case pending a decision by the Second Circuit Court of Appeals in National Shooting Sports Foundation, Inc. et al. v. James, which challenges the constitutionality of the recently enacted N.Y. Gen. Bus. Law §§ 898-a–e. The motion is pending.

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

The Company was named in two purported class action lawsuits arising out of a data breach at Freestyle Solutions, Inc., the vendor who hosted the Company’s ShopRuger.com website at the time of the breach. Jones v. Sturm, Ruger & Co., was filed in the U.S. District Court for Connecticut on October 4, 2022 and Copeland v. Sturm, Ruger & Company, et al. was filed in the U.S. District Court for New Jersey on October 27, 2022. Copeland also named Freestyle Solutions, Inc. as a defendant. By agreement of the parties, Copeland was dismissed, without prejudice, and consolidated with Jones in the pending Connecticut case. On January 20, 2023, five plaintiffs filed an Amended Complaint naming the Company and Freestyle Software, Inc. as defendants. The Complaint alleges causes of action for negligence, breach of implied warranties, and unjust enrichment. The Company filed a Motion to Dismiss on a variety of grounds, and a briefing schedule was entered by the court.

Unfair Trade Practices

Estate of Suzanne Fountain v. Sturm, Ruger & Co., Inc., arises out of the criminal shootings at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. On that date, plaintiff’s decedent, Suzanne Fountain, was murdered by 21-year-old Ahmad Al Aliwi Al-Issa. The Complaint alleges that the Company’s advertising and marketing of the Ruger AR-556 pistol involved in the criminal shootings violate the Connecticut Unfair Trade Practices Act and were a substantial factor in bringing about the wrongful death of Suzanne Fountain. On April 24, 2023, the Connecticut Superior Court in Stamford sua sponte transferred the case to the Connecticut Superior Court in Bridgeport.

Index

Estate of Neven Stanisic et al. v. Sturm, Ruger & Co., Inc., was filed on behalf of five plaintiffs. Like Estate of Suzanne Fountain, the claims arise from the criminal shootings at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. Plaintiffs’ decedents were murdered by Ahmad Al Aliwi Al-Issa and plaintiffs allege that the Company’s advertising and marketing of the Ruger AR-556 pistol involved in the criminal shootings violate the Connecticut Unfair Trade Practices Act and were a substantial factor in causing the wrongful death of plaintiffs’ decedents.

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

Product liability claim payments are made when appropriate if, as, and when claimants and the Company reach agreement upon an amount to finally resolve all claims. Legal costs are paid as lawsuits and claims develop, the timing of which may vary greatly from case to case. A time schedule cannot be determined in advance with any reliability concerning when payments will be made in any given case.

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

Index

NOTE 14 - SUBSEQUENT EVENTS

On April 28, 2023, the Board of Directors authorized a dividend of 32¢ per share, for shareholders of record as of May 15, 2023, payable on May 31, 2023.

The Company has evaluated events and transactions occurring subsequent to April 1, 2023 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales typically represent no more than 5% of total sales, although they did account for 7% of total sales for the three month period ended April 1, 2023. Export sales accounted for 5% of total sales for the three month period ended April 2, 2022. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Impact of Covid-19

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic created significant uncertainty and adversely impacted many industries throughout the global economy. During the three month period ended April 1, 2023, the Company did not experience a significant adverse impact on its business from COVID-19 or related government restrictions. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, the Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted. Management continues to monitor and assess the situation and to prepare for potential implications for the Company’s business, supply chain and customer demand.

The Company has taken many proactive steps to maintain the health and safety of its employees and to mitigate the impact on its business and believes it remains well positioned to continue to manage through this global crisis. At the end of the first quarter of 2023, the Company was debt-free, and had cash and short-term investments totaling $130 million.

The ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Index

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 5% in the first quarter of 2023 compared to the prior year period. For the same period, NICS background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 1%. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing five quarters follow:

	2023	2022
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	391,500	397,800	343,500	354,300	411,200

Total adjusted NICS Background Checks (thousands) (2)	4,168	4,531	3,764	3,917	4,213

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,
●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

Index

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing five quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2023	2022
	Q1	Q4	Q3	Q2	Q1

Units Ordered	408,000	156,000	295,600	250,600	381,600

Orders Received	$156.2	$81.0	$124.3	$98.9	$147.0

Average Sales Price of Units Ordered	$383	$519	$421	$395	$385

Ending Backlog	$327.3	$314.4	$377.6	$389.6	$420.5

Average Sales Price of Ending Unit Backlog	$488	$486	$427	$405	$384

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. The Company’s overall production in the first quarter of 2023 decreased by 27% from the first quarter of 2022.

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2023	2022
	Q1	Q4	Q3	Q2	Q1

Units Ordered	408,000	156,000	295,600	250,600	381,600

Units Produced	381,000	397,300	382,800	431,800	521,300

Units Shipped	384,900	393,100	373,800	382,600	491,500

Average Sales Price of Units Shipped	$387	$378	$371	$366	$338

Ending Unit Backlog	670,400	647,300	884,400	962,600	1,094,600

Index

Inventories

During the first quarter of 2023, the Company’s finished goods inventory decreased by 3,900 units and distributor inventories of the Company’s products decreased by 6,600 units.

Inventory data for the trailing five quarters follows:

	2023	2022
	Q1	Q4	Q3	Q2	Q1

Units – Company Inventory	108,900	112,800	108,600	99,700	50,400
Units – Distributor Inventory (1)	291,800	298,400	303,100	272,800	244,600

Total Inventory (2)	400,700	411,200	411,700	372,500	295,000

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	April 1, 2023	April 2, 2022	Change	% Change
Net firearms sales	$148.9	$166.0	$(17.1)	(10.3%	)

Net castings sales	0.6	0.6	(0.0)	(12.8%	)

Total net sales	149.5	166.6	(17.1)	(10.3%	)

Cost of products sold	111.0	108.5	2.5	2.3%

Gross profit	$38.5	$58.1	$(19.6)	(33.8%	)

Gross margin	25.8%	34.9%	(9.1% )	(26.1%	)

The decrease in total consolidated net sales and net firearms sales for the three months ended April 1, 2023 is attributable to decreased consumer demand for firearms. Sales of new products, including the Security-380 pistol, MAX-9 pistol, LCP MAX pistol, Super Wrangler revolver, Marlin 1895 lever-action rifles, LC Carbine, and Small-Frame Autoloading Rifle represented $30.0 million or 21% of firearm sales in the first quarter of 2023. New product sales include only major new products that were introduced in the past two years.

Index

The decreased gross profit for the three months ended April 1, 2023 is attributable to the decrease in sales and inflationary cost increases in materials, commodities, services, energy, fuel and transportation, as well as increased promotional costs.

The decrease in gross margin for the three months ended April 1, 2023 is attributable to unfavorable deleveraging of fixed costs, including depreciation, engineering and other indirect labor, resulting from decreased sales and production and decreased labor efficiencies, as well as a product mix shift toward products with relatively lower margins, for many of which the Company had significantly underserved the market demand since early in 2020. In addition to the unfavorable deleveraging of fixed costs and the shift in product mix, the aforementioned promotional and inflationary cost increases, partially offset by increased pricing, resulted in lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.5 million for the three months ended April 1, 2023, an increase of $2.1 million or 10.8% from $19.4 million in the comparable prior year period. As a percentage of sales, selling, general, and administrative expenses increased to 14.4% in the three months ended April 1, 2023 from 11.6% in the prior year period.

The increase in these expenses for the three months ended April 1, 2023 was primarily attributable to the resumption of trade show participation costs, travel expenditures, and advertising that had been deferred in 2022 due to COVID-19 restrictions, partially offset by decreased sales volume and decreased incentive compensation expenses.

Other income, net

Other income, net of $1.5 million for the three months ended April 1, 2023, increased from $0.8 million for the three months ended April 2, 2022 as the result of increases in interest income, partially offset by decreased royalty and miscellaneous income.

Income Taxes and Net Income

The Company's 2023 and 2022 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 22.4% for the three months ended April 1, 2023. The Company’s effective income tax rate was 23.5% for the three months ended April 2, 2022.

As a result of the foregoing factors, consolidated net income was $14.4 million for the three months ended April 1, 2023. This represents a decrease of 52.5% from $30.2 million in the comparable prior year period.

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

EBITDA was $23.8 million for the three months ended April 1, 2023, a decrease of 48.5% from $46.3 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022

Net income	$14,350	$30,232

Income tax expense	4,142	9,287
Depreciation and amortization expense	6,536	6,755
Interest income	(1,214)	(31)
Interest expense	25	91
EBITDA	$23,839	$46,334
EBITDA margin	16.0%	27.8%

Financial Condition

Liquidity and Capital Resources

At the end of the first quarter of 2023, the Company’s cash and short-term investments totaled $130.1 million. Pre-LIFO working capital of $263.4 million, less the LIFO reserve of $61.0 million, resulted in working capital of $202.4 million and a current ratio of 4.3 to 1.

Index

Operations

Cash provided by operating activities was $5.3 million for the three months ended April 1, 2023, compared to $18.8 million for the comparable prior year period. The decrease in cash provided in the three months ended April 1, 2023 is primarily attributable to the decrease in net income and reduced income taxes payable, partially offset by the decrease in inventory, in the three months ended April 1, 2023.

Third parties supply the Company with various raw materials for its firearms and castings, such as steel, fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts. In the three months ended April 1, 2023, the Company’s manufacturing operations were impacted by limited deliveries of raw materials. A limited supply of these materials in the marketplace can result in increases to purchase prices and adversely affect production levels. If market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials cannot be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing

Capital expenditures for the three months ended April 1, 2023 totaled $1.7 million, a decrease from $10.9 million in the comparable prior year period. In 2023, the Company expects capital expenditures related to new product introductions and upgrades to our manufacturing equipment and facilities to total approximately $20 million. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Dividends of $95.8 million were paid during the three months ended April 1, 2023. This included $88.3 million paid in January 2023 for a special dividend declared by the Board of Directors in November 2022. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On April 28, 2023, the Company’s Board of Directors authorized a dividend of 32¢ per share to shareholders of record on May 15, 2023, payable on May 31, 2023. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

As of April 1, 2023, the Company had $97.0 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At April 1, 2023, the Company’s investment in this money market fund totaled $25.0 million.

The Company did not purchase any shares of its common stock during the three months ended April 1, 2023. As of April 1, 2023, $86.6 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2025, was unused at April 1, 2023.

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

The Company has 15 independent distributors that service the domestic commercial market. Additionally, the Company has 45 and 25 distributors servicing the export and law enforcement markets, respectively.

The Company self-insures a significant amount of its product liability, workers’ compensation, medical, and other insurance. It also carries significant deductible amounts on various insurance policies.

The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2022 Annual Report on Form 10-K filed on February 22, 2023, or the judgments affecting the application of those estimates and assumptions.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended April 1, 2023.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 1, 2023.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1, 2023, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of April 1, 2023, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.   The Company has not experienced any material impact to its internal controls over financial reporting as a result of the COVID-19 pandemic.

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

The Company has reported all cases instituted against it through December 31, 2022, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

Index

There were two lawsuits formally instituted against the Company during the three months ending April 1, 2023, which are as follows (each of which is described above in Note 13 to the unaudited condensed consolidated financial statements).

Estate of Suzanne Fountain v. Sturm, Ruger & Co., Inc., filed in Connecticut Superior Court, Stamford, Connecticut on March 14, 2023.

Estate of Neven Stanisic et al. v. Sturm, Ruger & Co., Inc., filed in Connecticut Superior Court, Stamford, Connecticut on April 5, 2023.

During the three months ending April 1, 2023, the previously reported case of Pegg v. Sturm, Ruger & Co., Inc. et al., was dismissed with prejudice.

ITEM 1A.	RISK FACTORS

During the three months ended April 1, 2023, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 1, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 3, 2023	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer