Form 10-Q
period 2023-07-01
STURM RUGER & CO INC
filed 2023-08-02
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

or

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

The number of shares outstanding of the issuer's common stock as of July 15, 2023: 17,722,682

INDEX

STURM, RUGER & COMPANY, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	July 1, 2023	December 31, 2022
		(Note)

Assets

Current Assets
Cash	$11,456	$65,173
Short-term investments	126,211	159,132
Trade receivables, net	53,066	65,449

Gross inventories (Note 4)	137,251	129,294
Less LIFO reserve	(62,606)	(59,489)
Less excess and obsolescence reserve	(5,229)	(4,812)
Net inventories	69,416	64,993

Prepaid expenses and other current assets	7,912	7,091
Total Current Assets	268,061	361,838

Property, plant and equipment	451,710	447,126
Less allowances for depreciation	(382,444)	(370,273)
Net property, plant and equipment	69,266	76,853

Deferred income taxes	10,059	6,109
Other assets	49,512	39,963
Total Assets	$396,898	$484,763

Note:

The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	July 1, 2023	December 31, 2022
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$30,348	$35,658
Dividends payable	—	88,343
Contract liabilities with customers (Note 3)	100	1,031
Product liability	460	235
Employee compensation and benefits	22,877	30,160
Workers’ compensation	6,109	6,469
Income taxes payable	—	1,171
Total Current Liabilities	59,894	163,067

Employee compensation	1,054	1,846
Product liability accrual	47	73
Lease liability (Note 5)	2,727	3,039

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2023 – 24,437,020 issued,
17,722,682 outstanding
2022 – 24,378,568 issued,
17,664,230 outstanding	24,437	24,378
Additional paid-in capital	44,808	45,075
Retained earnings	409,743	393,097
Less: Treasury stock – at cost
2023 – 6,714,338 shares
2022 – 6,714,338 shares	(145,812)	(145,812)
Total Stockholders’ Equity	333,176	316,738
Total Liabilities and Stockholders’ Equity	$396,898	$484,763

Note:

The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Net firearms sales	$141,853	$139,911	$290,746	$305,844
Net castings sales	951	742	1,511	1,384
Total net sales	142,804	140,653	292,257	307,228

Cost of products sold	104,656	97,099	215,623	205,566

Gross profit	38,148	43,554	76,634	101,662

Operating expenses:
Selling	9,808	8,630	19,033	17,065
General and administrative	9,925	9,734	22,165	20,680
Total operating expenses	19,733	18,364	41,198	37,745

Operating income	18,415	25,190	35,436	63,917

Other income:
Interest income	1,479	190	2,693	221
Interest expense	(30)	(26)	(55)	(117)
Other income, net	369	750	651	1,602
Total other income, net	1,818	914	3,289	1,706

Income before income taxes	20,233	26,104	38,725	65,623

Income taxes	4,048	5,347	8,190	14,634

Net income and comprehensive income	$16,185	$20,757	$30,535	$50,989

Basic earnings per share	$0.91	$1.18	$1.73	$2.89

Diluted earnings per share	$0.91	$1.17	$1.72	$2.87

Weighted average number of common shares outstanding - Basic	17,714,471	17,652,148	17,696,579	17,631,060

Weighted average number of common shares outstanding - Diluted	17,826,205	17,799,707	17,798,521	17,762,765

Cash dividends per share	$0.32	$0.68	$5.74	$1.54

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2022	$24,378	$45,075	$393,097	$(145,812)	$316,738

Net income and comprehensive income			30,535		30,535

Common stock issued – compensation plans	59	(59)			—

Vesting of RSUs		(2,156)			(2,156)

Dividends paid			(13,082)		(13,082)

Unpaid dividends accrued			(807)		(807)

Recognition of stock-based compensation expense		1,948			1,948

Balance at July 1, 2023	$24,437	$44,808	$409,743	$(145,812)	$333,176

See notes to condensed consolidated financial statements.

Index

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	July 1, 2023	July 2, 2022

Operating Activities
Net income	$30,535	$50,989
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,046	13,464
Stock-based compensation	1,948	3,356
Gain on sale of assets	(2)	(56)
Deferred income taxes	(3,950)	245
Changes in operating assets and liabilities:
Trade receivables	12,383	793
Inventories	(4,423)	(13,295)
Trade accounts payable and accrued expenses	(5,654)	(9,662)
Contract liability with customers	(931)	—
Employee compensation and benefits	(8,882)	(13,019)
Product liability	199	(333)
Prepaid expenses, other assets and other liabilities	(11,285)	(103)
Income taxes payable	(1,171)	—
Cash provided by operating activities	21,813	32,379

Investing Activities
Property, plant and equipment additions	(4,873)	(14,330)
Proceeds from sale of assets	3	16
Purchases of short-term investments	(117,977)	(199,992)
Proceeds from maturities of short-term investments	150,898	234,963
Cash provided by investing activities	28,051	20,657

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(2,156)	(3,371)
Dividends paid	(101,425)	(27,170)
Cash used for financing activities	(103,581)	(30,541)

(Decrease) increase in cash and cash equivalents	(53,717)	22,495

Cash and cash equivalents at beginning of period	65,173	21,044

Cash and cash equivalents at end of period	$11,456	$43,539

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and six months ended July 1, 2023 may not be indicative of the results to be expected for the full year ending December 31, 2023. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 7% of total sales for the six month periods ended July 1, 2023 and July 2, 2022. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

NOTE 3 - REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three and six months ended July 1, 2023 and July 2, 2022 is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Contract liabilities with customers at beginning of period	$1,113	$—	$1,031	$—

Revenue deferred	11	—	212	—

Revenue recognized	(1,024)	—	(1,143)	—

Contract liabilities with customers at end of period	$100	$—	$100	$—

Index

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the remaining deferred revenue from this contract liability with customers to be recognized in the third quarter of 2023.

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

Inventories consist of the following:

	July 1, 2023	December 31, 2022
Inventory at FIFO
Finished products	$28,486	$23,573
Materials and work in process	108,765	105,721
Gross inventories	137,251	129,294
Less: LIFO reserve	(62,606)	(59,489)
Less: excess and obsolescence reserve	(5,229)	(4,812)
Net inventories	$69,416	$64,993

NOTE 5 - LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Index

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of July 1, 2023:

	Balance Sheet Line Item	July 1, 2023
Right-of-use assets	Other assets	$3,385

Operating lease liabilities

Current portion	Trade accounts payable and accrued expenses	$658

Noncurrent portion	Lease liabilities	2,727

Total operating lease liabilities		$3,385

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company calculates an incremental borrowing rate to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of July 1, 2023:

Remainder of 2023	$402
2024	808
2025	702
2026	705
2027	229
Thereafter	1,120
Total undiscounted future minimum lease payments	3,966
Less: Difference between undiscounted lease payments & the present value of future lease payments	(581)
Total operating lease liabilities	$3,385

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of July 1, 2023 is 8.4 years.

NOTE 6 - LINE OF CREDIT

On January 7, 2022, the Company entered into a $40 million unsecured revolving line of credit agreement with a bank that expires January 7, 2025. Borrowings under this new facility bear interest at either 1) the Bloomberg short-Term Bank Yield Index – 1 month plus 150 basis points, or 2) a fluctuating rate per annum equal to the greater of (i) the Bank’s prime rate or (ii) the federal funds rate plus 50 basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At July 1, 2023, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

Index

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.0 million and $2.7 million for the three and six months ended July 1, 2023, respectively, and $0.9 million and $2.3 million for the three and six months ended July 2, 2022, respectively. The Company plans to contribute approximately $2.0 million to the plan in matching employee contributions during the remainder of 2023.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.6 million and $3.7 million for the three and six months ended July 1, 2023, respectively, and $1.5 million and $3.9 million for the three and six months ended July 2, 2022, respectively. The Company plans to contribute approximately $3.0 million in supplemental contributions to the plan during the remainder of 2023.

NOTE 8 - INCOME TAXES

The Company's 2023 and 2022 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 20.0% and 21.1% for the three and six months ended July 1, 2023, respectively. The Company’s effective income tax rate was 20.5% and 22.3% for the three and six months ended July 2, 2022, respectively.

Income tax payments for the three and six months ended July 1, 2023 totaled $13.5 million and $16.5 million, respectively. Income tax payments for the three and six months ended July 2, 2022 totaled $17.6 million and $20.7 million, respectively.

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

Index

NOTE 9 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net income	$16,185	$20,757	$30,535	$50,989
Denominator:
Weighted average number of common shares outstanding – Basic	17,714,471	17,652,148	17,696,579	17,631,060

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	111,734	147,559	101,942	131,705

Weighted average number of common shares outstanding – Diluted	17,826,205	17,799,707	17,798,521	17,762,765

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 10 - COMPENSATION PLANS

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 750,000 shares for issuance under the 2017 SIP.

In June 2023, the Company’s shareholders approved the Company’s 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Subject to the terms of the 2023 SIP, vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 new shares for issuance under the 2023 SIP and, further, any unused shares remaining from the 2017 SIP will also be available for future grants under the terms of the 2023 SIP. As of June 30, 2023, 121,034 shares remained unawarded from the 2017 SIP. Since the 2023 SIP was approved by the Company’s shareholders, no additional awards have been or will be granted under the 2017 SIP.  Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Index

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to a three-year vesting period. There were 113,862 restricted stock units issued during the six months ended July 2, 2022. Total compensation costs related to these restricted stock units are $6.0 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.1 million and $3.4 million for the three and six months ended July 1, 2023, respectively, and $1.7 million and $3.4 million for the three and six months ended July 2, 2022, respectively.

NOTE 11 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Sales
Firearms	$141,853	$139,911	$290,746	$305,844
Castings
Unaffiliated	951	742	1,511	1,384
Intersegment	8,993	4,515	17,360	9,328
	9,944	5,257	18,871	10,712
Eliminations	(8,993)	(4,515)	(17,360)	(9,328)
	$142,804	$140,653	$292,257	$307,228

Income (Loss) Before Income Taxes
Firearms	$19,176	$27,096	$37,529	$66,791
Castings	(491)	(1,342)	(1,598)	(1,725)
Corporate	1,548	350	2,794	557
	$20,233	$26,104	$38,725	$65,623

Depreciation
Firearms	$5,675	$5,805	$11,351	$11,615
Castings	555	584	1,108	1,162
	$6,230	$6,389	$12,459	$12,777

Capital Expenditures
Firearms	$3,133	$3,383	$4,782	$13,647
Castings	88	109	91	683
	$3,221	$3,492	$4,873	$14,330

Index

	July 1, 2023	December 31, 2022
Identifiable Assets
Firearms	$214,139	$223,301
Castings	9,131	11,910
Corporate	173,628	249,552
	$396,898	$484,763
Goodwill
Firearms	$3,055	$3,055
Castings	209	209
	$3,264	$3,264

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and six months ended July 1, 2023 totaled $0.2 million and $0.3 million, respectively. Payments made to the NRA in the three and six months ended July 2, 2022 totaled $0.1 million and $0.2 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association. Payments made to the NSSF totaled $0.1 million in both the three and six month periods ended July 1, 2023. Payments made to the NSSF totaled $0.1 million in both the three and six month periods ended July 2, 2022. One of the Company’s Directors also serves on the Board of the NSSF.

NOTE 13 - CONTINGENT LIABILITIES

As of July 1, 2023, the Company was a defendant in eight (8) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: municipal litigation, negligence, and unfair trade practices. Each is discussed in turn below.

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. There are four lawsuits of this type: the City of Gary, filed in Indiana State Court in 1999: Estados Unidos Mexicanos v. Smith & Wesson, et al., filed in the U.S. District Court for the District of Massachusetts in August 2021; The City of Buffalo, filed in the Supreme Court of the State of New York for Erie County on December 20, 2022; and The City of Rochester, filed in the Supreme Court for the State of New York for Monroe County on December 21, 2022, each of which is described in more detail below.

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

Index

Estados Unidos Mexicanos v. Smith & Wesson Brands, Inc., et al. was filed by the Country of Mexico and names seven defendants, mostly U.S.-based firearms manufacturers, including the Company. The Complaint advances a variety of legal theories including negligence, public nuisance, unjust enrichment, restitution, and others. Plaintiff essentially alleges that Defendants design, manufacture, distribute, market and sell firearms in a way that they know results in the illegal trafficking of firearms into Mexico, where they are used by Mexican drug cartels for criminal activities. Plaintiff seeks injunctive relief and monetary damages. On November 22, 2021, defendants filed a joint Rule 12(b)(6) motion to dismiss the Mexican Government’s complaint. On September 30, 2022, the court entered an order granting defendants’ motion. On October 26, 2022, plaintiff filed a Notice of Appeal and the matter is being briefed before the First Circuit Court of Appeals. Oral argument was held on July 24, 2023.

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

Defendants moved to stay the consolidated Buffalo/Rochester case pending a decision by the Second Circuit Court of Appeals in National Shooting Sports Foundation, Inc. et al. v. James, which challenges the constitutionality of the recently enacted N.Y. Gen. Bus. Law §§ 898-a–e. On June 8, 2023, the court granted defendants’ motion and the matter is currently stayed.

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

Index

The Company was named in two purported class action lawsuits arising out of a data breach at Freestyle Solutions, Inc., the vendor who hosted the Company’s ShopRuger.com website at the time of the breach. Jones v. Sturm, Ruger & Co., was filed in the U.S. District Court for Connecticut on October 4, 2022 and Copeland v. Sturm, Ruger & Company, et al. was filed in the U.S. District Court for New Jersey on October 27, 2022. Copeland also named Freestyle Solutions, Inc. as a defendant. By agreement of the parties, Copeland was dismissed, without prejudice, and consolidated with Jones in the pending Connecticut case. On January 20, 2023, five plaintiffs filed an Amended Complaint naming the Company and Freestyle Software, Inc. as defendants. The Complaint alleges causes of action for negligence, breach of implied warranties, and unjust enrichment. The Company filed a Motion to Dismiss on a variety of grounds. And the matter has been fully briefed.

Unfair Trade Practices

Estate of Suzanne Fountain v. Sturm, Ruger & Co., Inc., was filed in the Connecticut Superior Court in Stamford and arises out of the criminal shootings at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. On that date, plaintiff’s decedent, Suzanne Fountain, was murdered by 21-year-old Ahmad Al Aliwi Al-Issa. The Complaint alleges that the Company’s advertising and marketing of the Ruger AR-556 pistol involved in the criminal shootings violate the Connecticut Unfair Trade Practices Act and were a substantial factor in bringing about the wrongful death of Suzanne Fountain. On April 24, 2023, the Connecticut Superior Court in Stamford sua sponte transferred the case to the Connecticut Superior Court in Bridgeport.

Estate of Neven Stanisic et al. v. Sturm, Ruger & Co., Inc., was filed in the Connecticut Superior Court in Stamford on behalf of five plaintiffs. Like Estate of Suzanne Fountain, the claims arise from the criminal shootings at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. Plaintiffs’ decedents were murdered by Ahmad Al Aliwi Al-Issa and plaintiffs allege that the Company’s advertising and marketing of the Ruger AR-556 pistol involved in the criminal shootings violate the Connecticut Unfair Trade Practices Act and were a substantial factor in causing the wrongful death of plaintiffs’ decedents.

The Fountain and Stanisic cases have been consolidated for discovery purposes only. The Company recently filed its Answer and Special Defenses to each of the Complaints.

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

NOTE 14 - SUBSEQUENT EVENTS

On August 1, 2023, the Board of Directors authorized a dividend of 36¢ per share, for shareholders of record as of August 15, 2023, payable on August 30, 2023.

The Company has evaluated events and transactions occurring subsequent to July 1, 2023 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 7% of total sales for the six month periods ended July 1, 2023 and July 2, 2022. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 7% in the first half of 2023 compared to the prior year period. For the same period, NICS background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 4%. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing six quarters follow:

	2023		2022
	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	323,000	391,500	397,800	343,500	354,300	411,200

Total adjusted NICS Background Checks (thousands) (2)	3,654	4,168	4,531	3,764	3,917	4,213

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,
●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

Index

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2023			2022
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	258,100	408,000	156,000	295,600	250,600	381,600

Orders Received	$102.1	$156.2	$81.0	$124.3	$98.9	$147.0

Average Sales Price of Units Ordered	$396	$383	$519	$421	$395	$385

Ending Backlog	$293.7	$327.3	$314.4	$377.6	$389.6	$420.5

Average Sales Price of Ending Unit Backlog	$496	$488	$486	$427	$405	$384

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. Consequently, the Company’s overall production in the first half of 2023 decreased by 19% from the first half of 2022.

Index

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2023			2022
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	258,100	408,000	156,000	295,600	250,600	381,600

Units Produced	387,400	381,000	397,300	382,800	431,800	521,300

Units Shipped	336,400	384,900	393,100	373,800	382,600	491,500

Average Sales Price of Units Shipped	$422	$387	$378	$371	$366	$338

Ending Unit Backlog	592,100	670,400	647,300	884,400	962,600	1,094,600

Inventories

During the second quarter of 2023, the Company’s finished goods inventory increased by 51,100 units and distributor inventories of the Company’s products increased by 13,400 units.

Inventory unit data for the trailing six quarters follows:

	2023			2022
	Q2	Q1	Q4	Q3	Q2	Q1

Company Inventory	160,000	108,900	112,800	108,600	99,700	50,400
Distributor Inventory (1)	305,200	291,800	298,400	303,100	272,800	244,600

Total Inventory (2)	465,200	400,700	411,200	411,700	372,500	295,000

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Index

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	July 1, 2023	July 2, 2022	Change		% Change
Net firearms sales	$141.9	$139.9	$2.0		1.4%

Net castings sales	0.9	0.8	0.1		28.2%

Total net sales	142.8	140.7	2.1		1.5%

Cost of products sold	104.7	97.1	7.6		7.8%

Gross profit	$38.1	$43.6	$(5.5)		(12.4%)

Gross margin	26.7%	31.0%	(4.3%	)	(13.9%)

Sales of new products, including the LCP MAX pistol, Marlin lever-action rifles, LC Carbine, Small-Frame Autoloading Rifle, Super Wrangler revolver, and the Security-380 pistol, represented $33.3 million or 24.4% of firearm sales in the three months ended July 1, 2023. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the three months ended July 1, 2023 is attributable to the inflationary cost increases in materials, commodities, services, energy, fuel and transportation, as well as increased promotional costs.

The decrease in gross margin for the three months ended July 1, 2023 is attributable to a product mix shift toward products with relatively lower margins that remain in relatively stronger demand. In addition to the shift in product mix, the aforementioned promotional and inflationary cost increases, partially offset by increased pricing, resulted in lower margins.

Net sales, cost of products sold, and gross profit data for the six months ended (dollars in millions):

	July 1, 2023	July 2, 2022	Change	% Change
Net firearms sales	$290.8	$305.8	$(15.0)	(4.9%)

Net castings sales	1.5	1.4	0.1	9.2%

Total net sales	292.3	307.2	(14.9)	(4.9%)

Cost of products sold	215.6	205.5	10.1	4.9%

Gross profit	$76.7	$101.7	$(25.0)	(24.6%)

Gross margin	26.2%	33.1%	(13.9% )	(20.8%)

Index

The decrease in total consolidated net sales and net firearms sales for the three and six months ended July 1, 2023 is attributable to decreased consumer demand for firearms. Sales of new products, including the MAX-9 pistol (during the first quarter only), LCP MAX pistol, Marlin lever-action rifles, LC Carbine, Small-Frame Autoloading Rifle, Super Wrangler revolver, and the Security-380 pistol, represented $63.3 million or 22.6% of firearm sales in the first half of 2023. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the six months ended July 1, 2023 is attributable to the decrease in sales and inflationary cost increases in materials, commodities, services, energy, fuel and transportation, as well as increased promotional costs.

The decrease in gross margin for the six months ended July 1, 2023 is attributable to a product mix shift toward products with relatively lower margins that remain in relatively stronger demand, unfavorable deleveraging of fixed costs, including depreciation, engineering and other indirect labor, resulting from decreased production, and decreased labor efficiencies. In addition to the shift in product mix and the unfavorable deleveraging of fixed costs, the aforementioned promotional and inflationary cost increases, partially offset by increased pricing, resulted in lower margins.

Selling and General and Administrative Expenses

Selling and general and administrative expenses data for the three months ended (dollars in millions):

	July 1, 2023	July 2, 2022	Change	% Change
Selling expenses	$9.8	$8.6	$1.2	13.7%

General and administrative expenses	9.9	9.8	0.1	2.0%

Total operating expenses	$19.7	$18.4	$1.3	7.5%

The increase in selling expenses for the three months ended July 1, 2023 was primarily attributable to the resumption of trade show participation costs, travel expenditures, and advertising, some of which had been deferred in 2022 due to COVID-19 restrictions.

The increase in general, and administrative expenses for the three months ended July 1, 2023 was primarily attributable to increased professional service costs, partially offset by decreased incentive compensation expenses.

Selling and general and administrative expenses data for the six months ended (dollars in millions):

	July 1, 2023	July 2, 2022	Change	% Change
Selling expenses	$19.0	$17.1	$1.9	11.5%

General and administrative expenses	22.2	20.7	1.5	7.2%

Total operating expenses	$41.2	$37.8	$3.4	9.1%

Index

The increase in selling expenses for the six months ended July 1, 2023 was primarily attributable to the resumption of trade show participation costs, travel expenditures, and advertising, some of which had been deferred in 2022 due to COVID-19 restrictions, partially offset by decreased sales volume.

The increase in general, and administrative expenses for the six months ended July 1, 2023 was primarily attributable to increased professional service costs, partially offset by decreased incentive compensation expenses.

Other Income

Other income data for the three months ended (dollars in millions):

	July 1, 2023	July 2, 2022	Change	% Change

Other income	$1.8	$0.9	$0.9	98.9%

The increase in other income for the three months ended July 1, 2023 was the result of increases in interest income, partially offset by decreased royalty and miscellaneous income.

Other income data for the six months ended (dollars in millions):

	July 1, 2023	July 2, 2022	Change	% Change

Other income	$3.2	$1.7	$1.5	92.8%

The increase in other income for the six months ended July 1, 2023 was the result of increases in interest income, partially offset by decreased royalty and miscellaneous income.

The Company's 2023 and 2022 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 20.0% and 21.1% for the three and six months ended July 1, 2023, respectively. The Company’s effective income tax rate was 20.5% and 22.3% for the three and six months ended July 1, 2022, respectively.

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

EBITDA was $25.3 million for the three months ended July 1, 2023, a decrease of 22.5% from $32.6 million in the comparable prior year period.

For the six months ended July 1, 2023 EBITDA was $49.1 million, a decrease of 37.8% from $79.0 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Net income	$16,185	$20,757	$30,535	$50,989

Income tax expense	4,048	5,347	8,190	14,634
Depreciation and amortization expense	6,510	6,709	13,046	13,464
Interest income	(1,479)	(190)	(2,693)	(221)
Interest expense	30	26	55	117
EBITDA	$25,294	$32,649	$49,133	$78,983
EBITDA margin	17.7%	23.2%	16.8%	25.7%

Financial Condition

Liquidity and Capital Resources

At the end of the second quarter of 2023, the Company’s cash and short-term investments totaled $137.7 million. Pre-LIFO working capital of $270.8 million, less the LIFO reserve of $62.6 million, resulted in working capital of $208.2 million and a current ratio of 4.5 to 1.

Operations

Cash provided by operating activities was $21.8 million for the six months ended July 1, 2023, compared to $32.4 million for the comparable prior year period. The decrease in cash provided in the six months ended July 1, 2023 is primarily attributable to the decrease in net income and the increase in prepaid expenses and other assets in the six months ended July 1, 2023, partially offset by the decrease in accounts receivable in the six months ended July 1, 2023 and the increase in inventory in the six months ended July 2, 2022.

Index

Third parties supply the Company with various raw materials for its firearms and castings, such as steel, fabricated steel components, walnut, birch, beech, maple and laminated lumber for rifle stocks, wax, ceramic material, metal alloys, various synthetic products and other component parts. In the six months ended July 1, 2023, the Company’s manufacturing operations were impacted by limited deliveries of raw materials. A limited supply of these materials in the marketplace can result in increases to purchase prices and adversely affect production levels. If market conditions result in a significant prolonged inflation of certain prices or if adequate quantities of raw materials cannot be obtained, the Company’s manufacturing processes could be interrupted and the Company’s financial condition or results of operations could be materially adversely affected.

Investing and Financing

Capital expenditures for the six months ended July 1, 2023 totaled $4.9 million, a decrease from $14.3 million in the comparable prior year period. In 2023, the Company expects capital expenditures related to new product introductions and upgrades to our manufacturing equipment and facilities to total approximately $20 million. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and cash equivalents.

Dividends of $101.4 million were paid during the six months ended July 1, 2023. This included $88.3 million paid in January 2023 for a $5.00 per share special dividend declared by the Board of Directors in November 2022. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On August 1, 2023, the Company’s Board of Directors authorized a dividend of 36¢ per share to shareholders of record on August 15, 2023, payable on August 30, 2023. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

As of July 1, 2023, the Company had $118.0 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At July 1, 2023, the Company’s investment in this money market fund totaled $8.2 million.

The Company did not purchase any shares of its common stock during the six months ended July 1, 2023. As of July 1, 2023, $86.6 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2025, was unused at July 1, 2023.

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

Index

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

Impact of Covid-19

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The Company has taken many proactive steps to maintain the health and safety of its employees and to mitigate the impact on its business. During the six month period ended July 1, 2023, the Company did not experience a significant adverse impact on its business from COVID-19 or related government restrictions. The Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted by COVID-19.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended July 1, 2023.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 1, 2023.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2023, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of July 1, 2023, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.   The Company has not experienced any material impact to its internal controls over financial reporting as a result of the COVID-19 pandemic.

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

The Company has reported all cases instituted against it through April 1, 2023, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending July 1, 2023.

ITEM 1A.	RISK FACTORS

During the three months ended July 1, 2023, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Index

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase and sale of the Company’s securities by our Section 16 officers and directors for the three months ended July 1, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Kevin B. Reid, Sr. (1)	Vice President and General Counsel	Adoption of Rule 10b5-1 Plan	May 16, 2023	May 1, 2024	10,000
Timothy M. Lowney (2)	Vice President of Operations for Newport, Prescott and RPM Manufacturing	Adoption of Rule 10b5-1 Plan	May 31, 2023	May 1, 2024	2,604
Amir P. Rosenthal (3)	Director	Adoption of Rule 10b5-1 Plan	May 16, 2023	December 29, 2023	1,500

(1)	Kevin B. Reid, Sr., an officer of the Company, entered into a Rule 10b5-1 Plan on May 16, 2023. Mr. Reid’s Rule 10b5-1 Plan provides for the potential sale of up to 10,000 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on May 1, 2024, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.
(2)	Timothy M. Lowney, an officer of the Company, entered into a Rule 10b5-1 Plan on May 31, 2023. Mr. Lowney’s Rule 10b5-1 Plan provides for the potential sale of up to 2,604 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on May 1, 2024, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.
(3)	Amir P. Rosenthal, a director of the Company, entered into a Rule 10b5-1 Plan on May 16, 2023. Mr. Rosenthal’s Rule 10b5-1 Plan provides for the potential sale of up to 1,500 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on December 29, 2023, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended July 1, 2023.

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

Index

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JULY 1, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: August 2, 2023	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer