Form 10-Q
period 2023-09-30
STURM RUGER & CO INC
filed 2023-11-01
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the issuer's common stock as of October 20, 2023: 17,722,682

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	September 30, 2023	December 31, 2022
		(Note)

Assets

Current Assets
Cash	$13,559	$65,173
Short-term investments	106,451	159,132
Trade receivables, net	59,899	65,449

Gross inventories (Note 4)	150,021	129,294
Less LIFO reserve	(64,969)	(59,489)
Less excess and obsolescence reserve	(5,781)	(4,812)
Net inventories	79,271	64,993

Prepaid expenses and other current assets	14,780	7,091
Total Current Assets	273,960	361,838

Property, plant and equipment	458,332	447,126
Less allowances for depreciation	(388,531)	(370,273)
Net property, plant and equipment	69,801	76,853

Deferred income taxes	10,167	6,109
Other assets	46,422	39,963
Total Assets	$400,350	$484,763

Note:

The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	September 30, 2023	December 31, 2022
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$29,736	$35,658
Dividends payable	—	88,343
Contract liabilities with customers (Note 3)	1,436	1,031
Product liability	406	235
Employee compensation and benefits	23,142	30,160
Workers’ compensation	6,467	6,469
Income taxes payable	—	1,171
Total Current Liabilities	61,187	163,067

Employee compensation	1,484	1,846
Product liability accrual	46	73
Lease liability (Note 5)	2,328	3,039

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2023 – 24,437,020 issued,
17,722,682 outstanding
2022 – 24,378,568 issued,
17,664,230 outstanding	24,437	24,378
Additional paid-in capital	45,828	45,075
Retained earnings	410,852	393,097
Less: Treasury stock – at cost
2023 – 6,714,338 shares
2022 – 6,714,338 shares	(145,812)	(145,812)
Total Stockholders’ Equity	335,305	316,738
Total Liabilities and Stockholders’ Equity	$400,350	$484,763

Note:

The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Net firearms sales	$120,368	$138,771	$411,114	$444,615
Net castings sales	525	619	2,036	2,003
Total net sales	120,893	139,390	413,150	446,618

Cost of products sold	96,165	100,521	311,788	306,087

Gross profit	24,728	38,869	101,362	140,531

Operating expenses:
Selling	8,669	8,763	27,702	25,828
General and administrative	9,733	10,247	31,898	30,927
Total operating expenses	18,402	19,010	59,600	56,755

Operating income	6,326	19,859	41,762	83,776

Other income:
Interest income	1,454	730	4,147	951
Interest expense	(122)	(88)	(177)	(205)
Other income, net	431	490	1,082	2,092
Total other income, net	1,763	1,132	5,052	2,838

Income before income taxes	8,089	20,991	46,814	86,614

Income taxes	658	2,602	8,848	17,236

Net income and comprehensive income	$7,431	$18,389	$37,966	$69,378

Basic earnings per share	$0.42	$1.04	$2.14	$3.93

Diluted earnings per share	$0.42	$1.03	$2.13	$3.90

Weighted average number of common shares outstanding - Basic	17,722,682	17,668,435	17,705,280	17,643,473

Weighted average number of common shares outstanding - Diluted	17,889,089	17,825,797	17,828,710	17,770,120

Cash dividends per share	$0.36	$0.47	$6.10	$2.01

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2022	$24,378	$45,075	$393,097	$(145,812)	$316,738

Net income and comprehensive income			37,966		37,966

Common stock issued – compensation plans	59	(59)			—

Vesting of RSUs		(2,156)			(2,156)

Dividends paid			(19,462)		(19,462)

Unpaid dividends accrued			(749)		(749)

Recognition of stock-based compensation expense		2,968			2,968

Balance at September 30, 2023	$24,437	$45,828	$410,852	$(145,812)	$335,305

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 30, 2023	October 1, 2022

Operating Activities
Net income	$37,966	$69,378
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,576	20,120
Stock-based compensation	2,968	5,053
(Gain) loss on sale of assets	(4)	15
Deferred income taxes	(4,058)	(1,908)
Changes in operating assets and liabilities:
Trade receivables	5,550	(4,326)
Inventories	(14,278)	(17,655)
Trade accounts payable and accrued expenses	(5,967)	(5,315)
Contract liability with customers	405	—
Employee compensation and benefits	(8,129)	(11,774)
Product liability	144	(340)
Prepaid expenses, other assets and other liabilities	(15,704)	(2,985)
Income taxes payable	(1,171)	—
Cash provided by operating activities	17,298	50,263

Investing Activities
Property, plant and equipment additions	(11,637)	(17,206)
Proceeds from sale of assets	5	41
Purchases of short-term investments	(141,410)	(200,378)
Proceeds from maturities of short-term investments	194,091	235,041
Cash provided by investing activities	41,049	17,498

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(2,156)	(3,371)
Repurchase of common stock	—	(107)
Dividends paid	(107,805)	(35,474)
Cash used for financing activities	(109,961)	(38,952)

(Decrease) increase in cash and cash equivalents	(51,614)	28,809

Cash and cash equivalents at beginning of period	65,173	21,044

Cash and cash equivalents at end of period	$13,559	$49,853

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine months ended September 30, 2023 may not be indicative of the results to be expected for the full year ending December 31, 2023. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 7% of total sales for the nine month periods ended September 30, 2023 and October 1, 2022. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

NOTE 3 - REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three and nine months ended September 30, 2023 and October 1, 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Contract liabilities with customers at beginning of period	$100	$—	$1,031	$—

Revenue deferred	1,468	—	1,680	—

Revenue recognized	(132)	—	(1,275)	—

Contract liabilities with customers at end of period	$1,436	$—	$1,436	$—

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the remaining deferred revenue from this contract liability with customers to be recognized in the fourth quarter of 2023.

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

Inventories consist of the following:

	September 30, 2023	December 31, 2022
Inventory at FIFO
Finished products	$31,907	$23,573
Materials and work in process	118,114	105,721
Gross inventories	150,021	129,294
Less: LIFO reserve	(64,969)	(59,489)
Less: excess and obsolescence reserve	(5,781)	(4,812)
Net inventories	$79,271	$64,993

NOTE 5 - LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of- use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of September 30, 2023:

	Balance Sheet Line Item	September 30, 2023
Right-of-use assets	Other assets	$2,926

Operating lease liabilities

Current portion	Trade accounts payable and accrued expenses	$598

Noncurrent portion	Lease liabilities	2,328

Total operating lease liabilities		$2,926

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company calculates an incremental borrowing rate to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of September 30, 2023:

Remainder of 2023	$200
2024	808
2025	702
2026	705
2027	229
Thereafter	1,120
Total undiscounted future minimum lease payments	3,764
Less: Difference between undiscounted lease payments & the present value of future lease payments	(838)
Total operating lease liabilities	$2,926

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of September 30, 2023 is 8.1 years.

NOTE 6 - LINE OF CREDIT

On January 7, 2022, the Company entered into a $40 million unsecured revolving line of credit agreement with a bank that expires January 7, 2025. Borrowings under this new facility bear interest at either 1) the Bloomberg short-Term Bank Yield Index – 1 month plus 150 basis points, or 2) a fluctuating rate per annum equal to the greater of (i) the Bank’s prime rate or (ii) the federal funds rate plus 50 basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At September 30, 2023, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.0 million and $3.7 million for the three and nine months ended September 30, 2023, respectively, and $0.9 million and $3.1 million for the three and nine months ended October 1, 2022, respectively. The Company plans to contribute approximately $1.0 million to the plan in matching employee contributions during the remainder of 2023.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.6 million and $5.3 million for the three and nine months ended September 30, 2023, respectively, and $1.5 million and $5.4 million for the three and nine months ended October 1, 2022, respectively. The Company plans to contribute approximately $1.6 million in supplemental contributions to the plan during the remainder of 2023.

NOTE 8 - INCOME TAXES

The Company's 2023 and 2022 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 8.1% and 18.9% for the three and nine months ended September 30, 2023, respectively. The Company’s effective income tax rate was 12.4% and 19.9% for the three and nine months October 1, 2022, respectively. The lower effective income tax rates for the three and nine months ended September 30, 2023 resulted from the recognition of higher than anticipated tax credits that were noted when the Company filed its 2022 Federal and state income tax returns.

Income tax payments for the three and nine months ended September 30, 2023 totaled $7.3 million and $23.8 million, respectively. Income tax payments for the three and nine months ended October 1, 2022 totaled $6.0 million and $26.6 million, respectively.

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

NOTE 9 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net income	$7,431	$18,389	$37,966	$69,378

Denominator:
Weighted average number of common shares outstanding – Basic	17,722,682	17,668,435	17,705,280	17,643,473

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	166,407	157,362	123,430	126,647

Weighted average number of common shares outstanding – Diluted	17,889,089	17,825,797	17,828,710	17,770,120

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

In June 2023, the Company’s shareholders approved the 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 shares for issuance under the 2023 SIP, of which 869,000 shares remain available for future grants as of September 30, 2023. Any shares remaining from the 2017 SIP will be available for future grants under the terms of the 2023 SIP. As of September 30, 2023, 121,034 shares remained unawarded from the 2017 SIP. Since the shareholder approval of the 2023 SIP, no additional awards have been or will be granted under the 2017 SIP. Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to a three-year vesting period. There were 113,862 restricted stock units issued during the nine months ended September 30, 2023. Total compensation costs related to these restricted stock units are $6.1 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.6 million and $5.0 million for the three and nine months ended September 30, 2023, respectively, and $1.7 million and $5.1 million for the three and nine months ended October 1, 2022, respectively.

NOTE 11 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net Sales
Firearms	$120,368	$138,771	$411,114	$444,615
Castings
Unaffiliated	525	619	2,036	2,003
Intersegment	7,947	4,453	25,307	13,781
	8,472	5,072	27,343	15,784
Eliminations	(7,947)	(4,453)	(25,307)	(13,781)
	$120,893	$139,390	$413,150	$446,618

Income (Loss) Before Income Taxes
Firearms	$6,108	$21,339	$43,637	$88,130
Castings	420	(1,029)	(1,178)	(2,754)
Corporate	1,561	681	4,355	1,238
	$8,089	$20,991	$46,814	$86,614

Depreciation
Firearms	$5,676	$5,815	$17,027	$17,430
Castings	553	574	1,661	1,736
	$6,229	$6,389	$18,688	$19,166

Capital Expenditures
Firearms	$6,674	$2,324	$11,456	$15,971
Castings	90	552	181	1,235
	$6,764	$2,876	$11,637	$17,206

	September 30, 2023	December 31, 2022
Identifiable Assets
Firearms	$230,340	$223,301
Castings	10,137	11,910
Corporate	159,873	249,552
	$400,350	$484,763
Goodwill
Firearms	$3,055	$3,055
Castings	209	209
	$3,264	$3,264

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and nine months ended September 30, 2023 totaled $0.1 million and $0.4 million, respectively. Payments made to the NRA in the three and nine months ended October 1, 2022 totaled $0.2 million and $0.4 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association.  Payments made to the NSSF in the three and nine month periods ended September 30, 2023 totaled $0.1 million and $0.3 million, respectively.   Payments made to the NSSF in the three and nine months ended October 1, 2022 totaled $0.1 million and $0.2 million, respectively. One of the Company’s Directors also serves on the Board of the NSSF.

NOTE 13 - CONTINGENT LIABILITIES

As of September 30, 2023, the Company was a defendant in eight (8) lawsuits and is aware of certain other such claims. The lawsuits fall into three categories: municipal litigation, negligence, and unfair trade practices. Each is discussed in turn below.

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. There are four lawsuits of this type: the City of Gary, filed in Indiana State Court in 1999; Estados Unidos Mexicanos v. Smith & Wesson, et al., filed in the U.S. District Court for the District of Massachusetts in August 2021; The City of Buffalo, filed in the Supreme Court of the State of New York for Erie County on December 20, 2022; and The City of Rochester, filed in the Supreme Court for the State of New York for Monroe County on December 21, 2022, each of which is described in more detail below.

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

Defendants moved to consolidate the The City of Buffalo and The City of Rochester cases for pretrial purposes only. Defendants also moved to stay the cases pending a decision by the Second Circuit Court of Appeals in National Shooting Sports Foundation, Inc. et al. v. James, which challenges the constitutionality of the recently enacted N.Y. Gen. Bus. Law §§ 898-a–e. On June 8, 2023, the court granted defendants’ motions and the cases were consolidated for pretrial purposes and stayed.

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

The Company was named in two purported class action lawsuits arising out of a data breach at Freestyle Solutions, Inc., the vendor who hosted the Company’s ShopRuger.com website at the time of the breach. Jones v. Sturm, Ruger & Co., was filed in the U.S. District Court for Connecticut on October 4, 2022 and Copeland v. Sturm, Ruger & Company, et al. was filed in the U.S. District Court for New Jersey on October 27, 2022. Copeland also named Freestyle Solutions, Inc. as a defendant. By agreement of the parties, Copeland was dismissed, without prejudice, and consolidated with Jones in the pending Connecticut case. On January 20, 2023, five plaintiffs filed an Amended Complaint naming the Company and Freestyle Software, Inc. as defendants. The Complaint alleges causes of action for negligence, breach of implied warranties, and unjust enrichment. The Company filed a Motion to Dismiss on a variety of grounds. The matter has been briefed fully, and a decision is pending.

Unfair Trade Practices

Estate of Suzanne Fountain v. Sturm, Ruger & Co., Inc., was filed in the Connecticut Superior Court in Stamford and arises out of the criminal shootings at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. On that date, plaintiff’s decedent, Suzanne Fountain, was murdered by 21-year-old Ahmad Al Aliwi Al-Issa. The Complaint alleges that the Company’s advertising and marketing of the Ruger AR-556 pistol violate the Connecticut Unfair Trade Practices Act and were a substantial factor in bringing about the wrongful death of Suzanne Fountain.

Estate of Neven Stanisic et al. v. Sturm, Ruger & Co., Inc., was filed in the Connecticut Superior Court in Stamford on behalf of five plaintiffs. Like Estate of Suzanne Fountain, the claims arise from the criminal shootings at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. Plaintiffs’ decedents were murdered by Ahmad Al Aliwi Al-Issa and plaintiffs allege that the Company’s advertising and marketing of the Ruger AR-556 pistol violate the Connecticut Unfair Trade Practices Act and were a substantial factor in causing the wrongful death of plaintiffs’ decedents.

The Fountain and Stanisic cases have been consolidated for discovery purposes only and transferred by the court to the Complex Litigation Docket. Plaintiffs sought leave to file an amended complaint, essentially abandoning their negligent marketing allegations and advancing a new theory predicated upon alleged violations of the Gun Control Act and National Firearms Act. Over the Company’s objections, plaintiffs were permitted to file the amended complaint. The matter was timely removed to the U.S. District Court for the District of Connecticut based upon federal question jurisdiction.

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

NOTE 14 - SUBSEQUENT EVENTS

On October 27, 2023, the Board of Directors authorized a dividend of 17¢ per share, for shareholders of record as of November 15, 2023, payable on November 29, 2023.

The Company has evaluated events and transactions occurring subsequent to September 30, 2023 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 7% of total sales for the nine month periods ended September 30, 2023 and October 1, 2022. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 8% in the first nine months of 2023 compared to the prior year period. For the same period, NICS background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 7%. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing seven quarters follow:

	2023			2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	307,400	323,000	391,500	397,800	343,500	354,300	411,200

Total adjusted NICS Background Checks (thousands) (2)	3,284	3,654	4,168	4,531	3,764	3,917	4,213

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,
●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

The adjusted NICS data presented above was derived by the NSSF by subtracting out NICS checks that are not directly related to the sale of a firearm, including checks used for concealed carry (“CCW”) permit application checks, as well as checks on active CCW permit databases. The adjusted NICS checks represent less than half of the total NICS checks.

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2023			2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	176,300	258,100	408,000	156,000	295,600	250,600	381,600

Orders Received	$58.8	$102.1	$156.2	$81.0	$124.3	$98.9	$147.0

Average Sales Price of Units Ordered	$334	$396	$383	$519	$421	$395	$385

Ending Backlog	$234.8	$293.7	$327.3	$314.4	$377.6	$389.6	$420.5

Average Sales Price of Ending Unit Backlog	$510	$496	$488	$486	$427	$405	$384

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, semi-monthly to plan production levels. Consequently, the Company’s overall production in the first nine months of 2023 decreased by 18% from the first nine months of 2022.

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2023			2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	176,300	258,100	408,000	156,000	295,600	250,600	381,600

Units Produced	324,500	387,400	381,000	397,300	382,800	431,800	521,300

Units Shipped	308,400	336,400	384,900	393,100	373,800	382,600	491,500

Average Sales Price of Units Shipped	$390	$422	$387	$378	$371	$366	$338

Ending Unit Backlog	460,000	592,100	670,400	647,300	884,400	962,600	1,094,600

Inventories

During the third quarter of 2023, the Company’s finished goods inventory increased by 16,100 units and distributor inventories of the Company’s products increased by 1,000 units.

Inventory unit data for the trailing seven quarters follows:

	2023			2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Company Inventory	176,100	160,000	108,900	112,800	108,600	99,700	50,400
Distributor Inventory (1)	306,200	305,200	291,800	298,400	303,100	272,800	244,600

Total Inventory (2)	482,300	465,200	400,700	411,200	411,700	372,500	295,000

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	September 30, 2023	October 1, 2022	Change	% Change
Net firearms sales	$120.4	$138.8	$(18.4)	(13.3%	)

Net castings sales	0.5	0.6	(0.1)	(15.2%	)

Total net sales	120.9	139.4	(18.5)	(13.3%	)

Cost of products sold	96.2	100.5	(4.3)	(4.3%	)

Gross profit	$24.7	$38.9	$(14.2)	(36.4%	)

Gross margin	20.5%	27.9%	(7.4% )	(26.5%	)

Sales of new products, including the LCP MAX pistol, Marlin lever-action rifles, LC Carbine, Small-Frame Autoloading Rifle, Super Wrangler revolver, and the Security-380 pistol, represented $27.2 million or 22.9% of firearm sales in the three months ended September 30, 2023. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the three months ended September 30, 2023 is attributable to the decrease in sales, unfavorable deleveraging of fixed costs resulting from decreased production, increased promotional costs, inflationary cost increases in materials, commodities, services, wages, energy, fuel and transportation, and a product mix shift toward products with relatively lower margins that remain in relatively stronger demand.

The decrease in gross margin for the three months ended September 30, 2023 is attributable the aforementioned factors, partially offset by increased pricing.

Net sales, cost of products sold, and gross profit data for the nine months ended (dollars in millions):

	September 30, 2023	October 1, 2022	Change	% Change
Net firearms sales	$411.1	$444.6	$(33.5)	(7.5%	)

Net castings sales	2.1	2.0	0.1	1.6%

Total net sales	413.2	446.6	(33.4)	(7.5%	)

Cost of products sold	311.8	306.1	5.7	1.9%

Gross profit	$101.4	$140.5	$(39.1)	(27.9%	)

Gross margin	24.5%	31.5%	(7.0% )	(22.2%	)

The decrease in total consolidated net sales and net firearms sales for the three and nine months ended September 30, 2023 is attributable to decreased consumer demand for firearms, as evidenced by the adjusted NICS checks. Sales of new products, including the MAX-9 pistol (during the first quarter only), LCP MAX pistol, Marlin lever-action rifles, LC Carbine, Small-Frame Autoloading Rifle, Super Wrangler revolver, and the Security-380 pistol, represented $90.5 million or 22.7% of firearm sales in the first nine months of 2023. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the nine months ended September 30, 2023 is attributable to the decrease in sales, inflationary cost increases in materials, commodities, services, wages, energy, fuel and transportation, unfavorable deleveraging of fixed costs resulting from decreased production, a product mix shift toward products with relatively lower margins that remain in relatively stronger demand, and increased promotional costs.

The decrease in gross margin for the nine months ended September 30, 2023 is attributable to the aforementioned factors, partially offset by increased pricing.

Selling and General and Administrative Expenses

Selling and general and administrative expenses data for the three months ended (dollars in millions):

	September 30, 2023	October 1, 2022	Change	% Change
Selling expenses	$8.7	$8.8	$(0.1)	(1.1%	)

General and administrative expenses	9.7	10.2	(0.5)	(5.0%	)

Total operating expenses	$18.4	$19.0	$(0.6)	(3.2%	)

The decrease in selling expenses for the three months ended September 30, 2023 was primarily attributable to the decreased shipping costs as a result of the decrease in sales for the period, partially offset by increased advertising and promotional activity.

The decrease in general, and administrative expenses for the three months ended September 30, 2023 was primarily attributable to decreased professional service costs and decreased incentive compensation.

Selling and general and administrative expenses data for the nine months ended (dollars in millions):

	September 30, 2023	October 1, 2022	Change	% Change
Selling expenses	$27.7	$25.8	$1.9	7.3%

General and administrative expenses	31.9	30.9	1.0	3.1%

Total operating expenses	$59.6	$56.7	$2.9	5.0%

The increase in selling expenses for the nine months ended September 30, 2023 was primarily attributable to the resumption of trade show participation costs, travel expenditures, and advertising, some of which had been deferred in 2022 due to COVID-19 restrictions, partially offset by decreased sales volume.

The increase in general, and administrative expenses for the nine months ended September 30, 2023 was primarily attributable to increased professional service costs, partially offset by decreased incentive compensation.

Other Income

Other income data for the three months ended (dollars in millions):

	September 30, 2023	October 1, 2022	Change	% Change

Other income	$1.8	$1.1	$0.7	55.7%

The increase in other income for the three months ended September 30, 2023 was the result of increases in interest income, partially offset by decreased royalty and miscellaneous income.

Other income data for the nine months ended (dollars in millions):

	September 30, 2023	October 1, 2022	Change	% Change

Other income	$5.1	$2.8	$2.3	78.0%

The increase in other income for the nine months ended September 30, 2023 was the result of increases in interest income, partially offset by decreased royalty and miscellaneous income.

The Company's 2023 and 2022 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 8.1% and 18.9% for the three and nine months ended September 30, 2023, respectively. The Company’s effective income tax rate was 12.4% and 19.9% for the three and nine months ended October 1, 2022, respectively.

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

EBITDA was $13.3 million for the three months ended September 30, 2023, a decrease of 50.8% from $27.0 million in the comparable prior year period.

For the nine months ended September 30, 2023 EBITDA was $62.4 million, a decrease of 41.1% from $106.0 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Net income	$7,431	$18,389	$37,966	$69,378

Income tax expense	658	2,602	8,848	17,236
Depreciation and amortization expense	6,530	6,656	19,576	20,120
Interest income	(1,454)	(730)	(4,147)	(951)
Interest expense	122	88	177	205
EBITDA	$13,287	$27,005	$62,420	$105,988
EBITDA margin	11.0%	19.4%	15.1%	23.7%

Financial Condition

Liquidity and Capital Resources

At the end of the third quarter of 2023, the Company’s cash and short-term investments totaled $120.0 million. Pre-LIFO working capital of $277.8 million, less the LIFO reserve of $65.0 million, resulted in working capital of $212.8 million and a current ratio of 4.5 to 1.

Operations

Cash provided by operating activities was $17.3 million for the nine months ended September 30, 2023, compared to $50.3 million for the comparable prior year period. The decrease in cash provided in the nine months ended September 30, 2023 is primarily attributable to the decrease in net income and the increase in prepaid expenses and other assets in the nine months ended September 30, 2023, partially offset by the decrease in accounts receivable in the nine months ended September 30, 2023.

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

Investing and Financing

Capital expenditures for the nine months ended September 30, 2023 totaled $11.6 million, a decrease from $17.2 million in the comparable prior year period. In 2023, the Company expects capital expenditures related to new product introductions and upgrades to our manufacturing equipment and facilities to total approximately $20 million. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and cash equivalents.

Dividends of $107.8 million were paid during the nine months ended September 30, 2023. This included $88.3 million paid in January 2023 for a $5.00 per share special dividend declared by the Board of Directors in November 2022. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On October 27, 2023, the Company’s Board of Directors authorized a dividend of 17¢ per share to shareholders of record on November 15, 2023, payable on November 29, 2023. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

As of September 30, 2023, the Company had $88.1 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At September 30, 2023, the Company’s investment in this money market fund totaled $18.4 million.

The Company did not purchase any shares of its common stock during the nine months ended September 30, 2023. As of September 30, 2023, $86.6 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2025, was unused at September 30, 2023.

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

Impact of Covid-19

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The Company has taken many proactive steps to maintain the health and safety of its employees and to mitigate the impact on its business. During the nine month period ended September 30, 2023, the Company did not experience a significant adverse impact on its business from COVID-19 or related government restrictions. The Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted by COVID-19.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended September 30, 2023.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of September 30, 2023, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.   The Company has not experienced any material impact to its internal controls over financial reporting as a result of the COVID-19 pandemic.

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

The Company has reported all cases instituted against it through July 1, 2023, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending September 30, 2023.

ITEM 1A.	RISK FACTORS

During the three months ended September 30, 2023, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of the Company’s Section 16 officers or directors adopted or terminated contracts, instructions, or written plans for the purchase or sale of Company securities.

Due to an administrative oversight, a plan for the purchase and sale of the Company’s securities which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”) was adopted during the three months ended July 1, 2023 by a Section 16 officer of Company securities was not reported in the Form 10-Q filed with respect to such period. The details of such Rule 10b5-1 Plan are as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Michael W. Wilson (1)	Vice President of Operations for New Product Development, Product Engineering and Mayodan Manufacturing	Adoption of Rule 10b5-1 Plan	May 22, 2023	December 31, 2023	2,919

(1)	Michael W. Wilson, an officer of the Company, entered into a Rule 10b5-1 Plan on May 22, 2023. Mr. Wilson’s Rule 10b5-1 Plan provides for the potential sale of up to 2,919 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on December 31, 2023, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended September 30, 2023.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: November 1, 2023	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer