Form 10-K
period 2023-12-31
STURM RUGER & CO INC
filed 2024-02-21
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter such period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. YES ☐ NO ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023:

Common Stock, $1 par value - $1,112,555,000

The number of shares outstanding of the registrant's common stock as of February 15, 2024: Common Stock, $1 par value –17,664,200 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders to be held May 30, 2024 are incorporated by reference into Part III (Items 10 through 14) of this Report.

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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. and Subsidiary (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the year ended December 31, 2023 were from the firearms segment, with less than 1% from the castings segment. Export sales represent approximately 6% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

For the years ended December 31, 2023, 2022, and 2021, net sales attributable to the Company's firearms operations were $540.7 million, $593.3 million and $728.1 million. The balance of the Company's net sales for the aforementioned periods was attributable to its castings operations.

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

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Net sales of rifles by the Company accounted for $306.8 million, $305.4 million, and $317.5 million of total net sales for the years 2023, 2022, and 2021, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Net sales of pistols by the Company accounted for $131.4 million, $184.7 million, and $278.4 million of revenues for the years 2023, 2022, and 2021, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Net sales of revolvers by the Company accounted for $72.5 million, $70.0 million, and $84.4 million of revenues for the years 2023, 2022, and 2021, respectively.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for $30.0 million, $33.2 million, and $47.8 million of total net sales for the years 2023, 2022, and 2021, respectively.

Castings Products

Net sales attributable to the Company’s casting operations (excluding intercompany transactions) accounted for $3.0 million, $2.6 million, and $2.6 million, for 2023, 2022, and 2021, respectively. These sales represented less than 1% of total net sales in each of 2023, 2022, and 2021.

Manufacturing

Firearms

The Company produces some of its pistol models, most of its revolvers, and some of its rifle models at the Newport, New Hampshire facility. One model of revolver, one model of rifle, and most of the Company’s pistols are produced at the Prescott, Arizona facility. Some rifle models and pistol models are produced at the Mayodan, North Carolina facility.

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

Marketing and Distribution

Firearms

The Company's firearms are primarily marketed through a network of federally licensed, independent wholesale distributors who purchase the products directly from the Company. They resell to federally licensed, independent retail firearms dealers who in turn resell to legally authorized end users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors. Each domestic distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 15 distributors service the domestic commercial market, with an additional 26 distributors servicing the domestic law enforcement market and 44 distributors servicing the export market.

In 2023, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s – 24%; Davidson’s - 19%; and Sports South - 15%.

In 2022, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 23%; Davidson’s - 23%; and Sports South - 21%.

In 2021, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 21%; Sports South - 19%; and Davidson’s - 19%.

The Company employs 18 employees who service these distributors and call on retailers and law enforcement agencies. Because the ultimate demand for the Company's firearms comes from end users rather than from the independent wholesale distributors, the Company believes that the loss of any distributor would not have a material, long-term adverse effect on the Company, but may have a material adverse effect on the Company’s financial results for a particular period. The Company considers its relationships with its distributors to be satisfactory.

The Company also exports its firearms through a network of selected commercial distributors and directly to certain foreign customers, consisting primarily of law enforcement agencies and foreign governments. Foreign sales were 6% of the Company’s consolidated net sales for the year ended December 31, 2023, and 6% of the Company’s consolidated net sales for the year ended December 31, 2022, and 5% of the Company's consolidated net sales for year ended December 31, 2021.

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

As of February 1, 2024, the Company employed approximately 1,820 full-time employees, approximately 32% of whom had at least ten years of service with the Company.

The Company attracts candidates and retains employees by offering competitive compensation packages, which include:

●	Base wages,
●	Profit sharing,
●	Medical and welfare benefits,
●	Holidays and other paid time off, and
●	401(k) plan participation and matching program.

The Company believes its compensation packages:

●	Provide a base level of compensation to reflect an individual’s role and responsibilities,
●	Recognize and reward employees for the Company’s success, and
●	Provide for the safety, security and well-being of employees.

Our primary vehicle for human capital development is Ruger University, which has a mission to:

●	Enhance the understanding of our industry, Company and culture,
●	Strengthen the technical, interpersonal and leadership skills of each employee, and
●	Allow employees to positively change their own lives while creating value for all Ruger stakeholders.

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

Research and Development

In 2023, 2022, and 2021, the Company spent approximately $9.8 million, $9.6 million, and $11.7 million, respectively, on research and development activities relating to new products and the improvement of existing products. Research and development expenses are included in costs of products sold. As of February 1, 2024, the Company had approximately 67 employees whose primary responsibilities were research and development activities.

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

Name	Age	Position With Company

Christopher J. Killoy	65	President and Chief Executive Officer

Thomas A. Dineen	55	Senior Vice President, Treasurer, and Chief Financial Officer

Kevin B. Reid, Sr.	63	Vice President, General Counsel, and Corporate Secretary

Shawn C. Leska	52	Vice President, Sales

Sarah F. Colbert	43	Vice President, Administration

Timothy M. Lowney	60	Vice President of Operations for Newport, Prescott and RPM Manufacturing

Michael W. Wilson	47	Vice President of Operations for New Product Development, Product Engineering and Mayodan Manufacturing

Robert J. Werkmeister, Jr.	49	Vice President of Marketing

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

Sarah F. Colbert became Vice President of Administration on June 1, 2017. Ms. Colbert has served the Company in various human resource and legal capacities since joining the Company in 2011.

Timothy M. Lowney became Vice President of Operations for Newport, Prescott and RPM Manufacturing on June 15, 2023. Previously, he served as the Company’s Vice President of Prescott Operations since April 1, 2019. Mr. Lowney joined the Company in January 2007.

Michael W. Wilson became Vice President of Operations for New Product Development, Product Engineering and Mayodan Manufacturing on June 15, 2023. Previously, he served as the Company’s Vice President of Mayodan Operations since June 1, 2017. Mr. Wilson joined the Company in July 2007.

Robert J. Werkmeister, Jr. became Vice President of Marketing upon joining the Company on June 1, 2017. Mr. Werkmeister has served as the Company’s Director of Marketing since January 2013 as President and founder of Symbolic, Inc., a full-service marketing agency. While with Symbolic, Rob began working with Ruger as a client in 2002 and has been the primary strategic marketing driver for the Ruger account since 2007.

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

ITEM 1A—RISK FACTORS

The Company’s operations could be affected by various risks, many of which are beyond its control. Based on current information, the Company believes that the following identifies the most significant risk factors that could have a material, adverse effect on its business, operating results, and financial condition. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

Currently, federal and several states’ legislatures are considering additional legislation relating to the regulation of firearms, and a number of new laws have been enacted at the federal, state, and local level. Enacted legislation and proposed bills are numerous and extremely varied, but many seek to limit magazine capacity, restrict or ban the sale and, in some cases, the ownership of various types of firearms, or ban commonly owned firearms with certain features. Other legislation seeks to require new technologies, such as microstamping and so-called “smart gun” technology, which are not proven, reliable or feasible.

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

The Company faces risks arising from various asserted and unasserted litigation matters. These matters include, but are not limited to, assertions of allegedly defective product design or manufacture, alleged failure to warn, claimed unfair trade practices, purported class actions against firearms manufacturers, generally seeking relief such as medical expense reimbursement, property damages, and punitive damages arising from accidents involving firearms or the criminal misuse of firearms, and those lawsuits filed on behalf of municipalities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as final adverse judgment, significant settlement or changes in applicable law. A future adverse outcome in any one or more of these matters could have a material adverse effect on the Company’s financial results. See Note 20 to the financial statements which are included in this Annual Report on Form 10-K.

The Company relies upon relationships with financial institutions.

The Company utilizes the services of numerous financial institutions, including banks, insurance carriers, transfer agents, and others. Anti-gun politicians, gun-control activists, and others may target these institutions and attempt to pressure them into ceasing to do business with the Company, or to use financial relationships to impose unacceptable and improper restrictions on the Company’s business, which could have a material adverse impact on the Company’s business, operating results, and financial condition.

The Company’s insurance may be insufficient to protect us from claims or losses.

The Company maintains insurance coverage with third-party insurers. However, not every risk or liability is or can be protected by insurance, and, for those risks it insures, the limits of coverage it purchases or that are reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. Moreover, there is a risk that commercially available liability insurance will not continue to be available to the Company at a reasonable cost, if at all. If liability claims or losses exceed the Company’s current or available insurance coverage, its business may be harmed.

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

The financial health of the Company’s independent distributors is critical to its success.

Over 90% of the Company’s sales are made to 15 federally licensed, independent wholesale distributors. The Company reviews its distributors’ financial statements and has credit insurance for many of them. However, the Company’s credit evaluations of distributors and credit insurance may not be completely effective, especially if higher interest rates continue to exact a financial strain. If one or more independent distributors experience financial distress or liquidity issues, the Company’s sales could be adversely affected and the Company may not be able to collect its accounts receivable on a timely basis, which would have an adverse impact on its operating results and financial condition.

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

Misconduct of the Company’s employees or contractors could cause the Company to lose customers and could have a significant adverse impact on its business and reputation.

Misconduct, fraud or other improper activities by the Company’s employees or contractors could have a material adverse impact on its business and reputation. Such misconduct could include the failure to comply with federal, state, local or foreign government procurement regulations, regulations regarding the protection of personal information, laws and regulations relating to antitrust and any other applicable laws or regulations.

Product quality and performance is important to the Company’s success.

The Company has a long history of producing rugged, reliable firearms for the commercial market. While the Company believes its record of designing, manufacturing, and selling high-quality products demonstrates its commitment to safety and quality, the Company has occasionally identified design and/or manufacturing issues with respect to some firearms and, as a result, issued a product safety bulletin or initiated a product recall. Depending upon the volume of products the Company has shipped into the market, any future recall or safety bulletin could harm its reputation, cause the Company to lose business, and cause the Company to incur significant support and repair costs.

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

The Company relies on its information and communications systems in its operations. Security breaches and other disruptions could adversely affect its business and results of operations.

Cybersecurity threats are significant and evolving and include, among others, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. In addition to security threats, the Company is also subject to other systems failures, including network, software or hardware failures, whether caused by the Company, third-party service providers, natural disasters, power shortages, terrorist attacks or other events. The unavailability of the Company’s information or communications systems, the failure of these systems to perform as anticipated or any significant breach of data security could cause loss of data, disrupt Company operations, lead to financial losses from remedial actions, require significant management attention and resources, and negatively impact the Company’s reputation among its customers and the public, which could have a negative impact on the Company’s financial condition, results of operations and liquidity.

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

The Company relies primarily on third parties for transportation of the products it manufactures as well as delivery of its raw materials.

Any increase in the cost of the transportation of the Company’s raw materials or products, as a result of increases in fuel or labor costs, higher demand for logistics services, consolidation in the transportation industry or otherwise, increased restrictions on the transportation of firearms, may adversely affect its results of operations. If any of these providers were to fail to deliver raw materials to the Company in a timely manner, the Company may be unable to manufacture and deliver its products in a timely manner. In addition, if any of these third parties were to cease operations or cease doing business with the Company, the Company may be unable to replace them at a reasonable cost. And such failure of a third-party transportation provider could harm the Company’s reputation, negatively affect its customer relationships and have a material adverse effect on its financial position and results of operations.

Availability and retention of the Company’s labor force, especially its key management, is critical to the success of the Company.

The Company has observed an overall tightening and increasingly competitive labor market, which could inhibit its ability to recruit and retain the employees it requires and could lead to increased costs, such as additional overtime to meet demand and increased wage rates to attract and retain employees. The Company relies on the knowledge, experience, and leadership skills of its senior management team. The Company’s senior executives are not bound by employment agreements. The loss of the services of one or more of the Company’s senior executives or other key personnel could have a significant adverse impact on its business.

A pandemic, like the COVID-19 pandemic, could have a significant adverse impact on the Company’s operations, financial results, cash flow, and financial condition.

The COVID-19 pandemic created significant uncertainty and adversely impacted many industries throughout the global economy. Thus far, the Company has been able to mitigate the impact of COVID-19 through its proactive measures. The extent to which a future pandemic may impact the Company’s operations, financial results, cash flow, and financial condition is difficult to predict and dependent upon many factors over which the Company has no control. These factors include, but are not limited to, the duration and severity of the pandemic; government restrictions on businesses and individuals; potential significant adverse impacts on the Company’s employees, customers, suppliers, or service providers; the impact on U.S. and global economies and the timing and rate of economic recovery; and potential adverse effects on the financial markets, any of which could negatively impact the Company.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 1C—CYBERSECURITY

Risk management and strategy

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems, as overseen by the Company’s Board of Directors, primarily through its Risk Oversight Committee. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company conducts security assessments of certain third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company from time to time engages third-party consultants, legal advisors, and audit firms in evaluating and testing the Company’s risk management systems and assessing and remediating certain potential cybersecurity incidents as appropriate.

The Company has an Information Security Program (“Program”) to protect personal and proprietary information in compliance with applicable federal and state requirements. The Program is designed to:

●	Ensure the security and confidentiality of employee and customer personal information and Company proprietary information;

●	Protect against anticipated threats or hazards to the security or integrity of such information; and
●	Protect against unauthorized access to, use of, or transfer of such information in a manner that could harm or inconvenience the Company, employees or customers.

For more information about these risks, see the risk factor titled “The Company relies on its information and communications systems in its operations. Security breaches and other disruptions could adversely affect its business and results of operations” under Item 1A.

Governance

The Company’s Board of Directors has assigned oversight of cybersecurity risk management to the Risk Oversight Committee. The Risk Oversight Committee regularly receives reports from management, including senior information technology (“IT”) leadership, and third parties on cybersecurity matters. In addition, the Company’s full Board of Directors receives reports addressing cybersecurity as part of the Company’s overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates.

Senior IT leaders are responsible for developing appropriate cybersecurity programs, including as may be required by applicable law or regulation. These individuals’ expertise in IT and cybersecurity generally has been gained from a combination of education, including relevant degrees and/or certifications, and work experience. They are informed by their respective cybersecurity teams about, and monitor, the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.

Information regarding cybersecurity risks may be elevated by IT leadership through a variety of channels, including discussions between or among key leaders and Company management and reports to the Company’s Board of Directors and/or certain Board committees. As noted above, the Risk Oversight Committee regularly receives reports on cybersecurity matters from senior IT leadership.

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

The Company has other facilities that were not used in its manufacturing operations in 2023:

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

The Company has reported all cases instituted against it through September 30, 2023, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There was one lawsuit formally instituted against the Company during the three months ending December 31, 2023, as follows: Jennifer Laws v. Sturm, Ruger & Co., filed in the U.S. District Court for the District of New Mexico on November 20, 2023.

ITEM 4—MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 5, 2024, the Company had 1,800 stockholders of record.

Issuer Repurchase of Equity Securities

In 2022 and 2023 the Company repurchased shares of its common stock. In 2021, the Company did not repurchase any shares of its common stock. Details of the purchases in 2022 and 2023 follow:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

Third Quarter 2022
July 3 to July 30	—	—	—
July 31 to August 27	—	—	—
August 28 to October 1	2,136	$49.97	2,136
Fourth Quarter 2022
October 2 to October 29	—	—	—
October 30 to November 26	2,304	$49.77	2,304
November 27 to December 31	—	—	—
Fourth Quarter 2023		—	—
October 1 to October 28	—
October 29 to November 25	179,341	$45.20	179,341
November 26 to December 31	84,721	$43.67	84,721
Total	268,502	$44.79	268,502	$74,680,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2023 approximately $74.7 million remained authorized for share repurchases.

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Dow Jones US Recreational Products TSM Index, and Russell 2000 Index
(Performance Results Through 12/31/23)

*Assumes $100 invested on 12/31/18 in stock or index including reinvestment of dividends

	2018	2019	2020	2021	2022	2023
Sturm, Ruger & Company, Inc.	100.00	89.86	134.94	147.45	124.52	114.49
Standard & Poors 500	100.00	131.49	155.68	200.37	164.08	207.21
Russell 2000 Index	100.00	125.52	150.58	172.90	137.56	160.85
Dow Jones US Recreational Products TSM	100.00	141.70	190.95	249.86	164.08	202.05

For the year ended December 31, 2023, the Company has provided the five year cumulative total return results for the Dow Jones US Recreational Products Index, a widely-published index tracking companies that provide recreational products.

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

Results of Operations - 2023

Product Demand

The estimated sell-through of the Company’s products from the independent distributors to retailers in 2023 decreased 7% from 2022. For the same period, adjusted NICS decreased 4%. The greater reduction in the sell-through of the Company’s products relative to adjusted NICS background checks may be attributable to aggressive promotions, discounts, rebates, and the extension of payment terms offered by the Company’s competitors.

Estimated sell-through from distributors to retailers and total adjusted NICS background checks:

	2023	2022	2021

Estimated Units Sold from Distributors to Retailers (1)	1,406,600	1,506,800	2,017,800

Total Adjusted NICS Background Checks (2)	15,848,000	16,425,000	18,515,000

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,

●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received and ending backlog, net of Federal Excise Tax, for the trailing three years are as follows (dollars in millions, except average sales price):

	2023	2022	2021

Orders Received	$433.8	$451.2	$606.5

Average Sales Price of Orders Received	$374	$416	$330

Ending Backlog	$229.0	$314.4	$429.7

Average Sales Price of Ending Backlog	$522	$486	$357

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, to plan production levels and manage inventories. These reviews resulted in a decrease in total unit production of 19% in 2023 compared to 2022.

Annual Summary Unit Data

Firearms unit data for orders, production, and shipments follows:

	2023	2022	2021

Units Ordered	1,159,000	1,083,800	1,835,500

Units Produced	1,398,200	1,733,200	2,154,600

Units Shipped	1,367,500	1,641,000	2,142,900

Average Sales Price	$395	$362	$340

Units – Backlog	438,800	647,300	1,204,500

Inventories

The Company’s finished goods inventory increased by 30,700 units during 2023.

Distributor inventories of the Company’s products decreased by 39,100 units during 2023, and approximate a reasonable level to support rapid fulfillment of retailer demand for most product families.

Inventory data follows:

	2023	2022	2021
Units – Company Inventory	143,500	112,800	20,600

Units – Distributor Inventory (3)	259,300	298,400	164,200

Total inventory (4)	402,800	411,200	184,800

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2023, as compared to year ended December 31, 2022:

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the year ended (dollars in millions):

	December 31, 2023	December 31, 2022	Change	% Change
Net firearms sales	$540.7	$593.3	$(52.6)	(8.9)%

Net casting sales	3.0	2.5	0.5	18.3%

Total net sales	543.7	595.8	(52.1)	(8.7)%

Cost of products sold	410.1	415.7	(5.6)	(1.3)%

Gross profit	$133.6	$180.1	$(46.5)	(25.8)%

Gross margin	24.6%	30.2%	(5.6)%	(18.5)%

Firearms sales and unit shipments decreased 9% and 17%, respectively, in 2023. New products represented $121.7 million or 23% of firearms sales in 2023, an increase from $78.4 million or 14% of firearms sales in 2022. New product sales include only major new products that were introduced in the past two years. In 2023, new products included the MAX-9 pistol (during the first quarter only), Security-380 pistol, Super Wrangler revolver, LCP MAX pistol, Marlin lever-action rifles, LC Carbine, Small-Frame Autoloading Rifle, and American Centerfire Rifle Generation II.

The decreased gross profit for the year ended December 31, 2023 is attributable to the significant decrease in sales, as well as inflationary cost increases in materials, commodities, services, wages, energy, fuel and transportation, unfavorable deleveraging of fixed costs resulting from decreased production, a product mix shift toward products with relatively lower margins that remain in stronger demand, and increased promotional costs.

The decrease in gross margin for the year ended December 31, 2023 is attributable to the aforementioned factors, partially offset by increased pricing.

Selling, General and Administrative

Selling and general and administrative expenses data for the year ended (dollars in millions):

	December 31, 2023	December 31, 2022	Change	% Change
Selling expenses	$38.8	$36.1	$2.7	7.4%

General and administrative expenses	42.7	40.5	2.2	5.4%

Total operating expenses	$81.5	$76.6	$4.9	6.4%

The increase in selling expenses for the year ended December 31, 2023 was primarily attributable to increased trade show costs, travel expenditures, and advertising, partially offset by decreased sales volume.

The increase in general, and administrative expenses for the year ended December 31, 2023 was primarily attributable to increased professional service costs.

Operating Income

Operating income was $52.1 million or 9.6% of sales in 2023. This is a decrease of $51.4 million from 2022 operating income of $103.5 million or 17.3% of sales.

Other Operating Income (Expense), Net

Other income data for the year ended (dollars in millions):

	December 31, 2023	December 31, 2022	Change	% Change

Royalty income	$0.6	$0.8	(0.2)	(21.4%	)
Interest income	5.5	2.6	2.9	114.1%
Interest expense	(0.2)	(0.3)	0.1	(19.9%	)
Other income, net	0.8	1.7	(0.9)	(51.4%	)

Other income	$6.7	$4.8	$1.9	39.7%

The increase in other income for the year ended December 31, 2023 was the result of increases in interest income due to increased interest rates earned on short-term investments, partially offset by decreased royalty and other income.

Income Taxes and Net Income

The effective income tax rate was 18.0% in 2023 and 18.4% in 2022. The Company's 2023 and 2022 effective tax rate differs from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The impact related to research and development tax credits on the effective tax rate is expected to decline in future years.

As a result of the foregoing factors, consolidated net income was $48.2 million in 2023. This represents a decrease of $40.1 million from 2022 consolidated net income of $88.3 million.

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

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2023	2022

Net income	$48,215	$88,332

Income tax expense	10,609	19,947
Depreciation and amortization expense	22,383	25,789
Interest expense	205	256
Interest income	(5,465)	(2,552)
EBITDA	$75,947	$131,772
EBITDA margin	14.0%	22.1%

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

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2023
	Q4	Q3	Q2	Q1

Units Ordered	316,600	176,300	258,100	408,000

Units Produced	305,200	324,500	387,500	381,000

Units Shipped	337,800	308,400	336,400	384,900

Estimated Units Sold from Distributors to Retailers	384,700	307,400	323,000	391,500

Total Adjusted NICS Background Checks	4,742,000	3,284,000	3,654,000	4,168,000

Average Unit Sales Price	$383	$390	$422	$387

Units – Backlog	438,800	460,000	592,100	670,400

Units – Company Inventory	143,500	176,100	160,000	108,900

Units – Distributor Inventory (5)	259,300	306,200	305,200	291,800

	2022
	Q4	Q3	Q2	Q1

Units Ordered	156,000	295,600	250,600	381,600

Units Produced	397,300	382,800	431,800	521,300

Units Shipped	393,100	373,800	382,600	491,500

Estimated Units Sold from Distributors to Retailers	397,800	343,500	354,300	411,200

Total Adjusted NICS Background Checks	4,531,000	3,764,000	3,917,000	4,213,000

Average Unit Sales Price	$378	$371	$366	$338

Units – Backlog	647,300	884,400	962,600	1,094,600

Units – Company Inventory	112,800	108,600	99,700	50,400

Units – Distributor Inventory (5)	298,400	303,100	272,800	244,600

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2023
	Q4	Q3	Q2	Q1

Orders Received	$116.7	$58.8	$102.1	$156.2

Average Sales Price of Orders Received	$369	$334	$396	$383

Ending Backlog	$229.0	$234.8	$293.7	$327.3

Average Sales Price of Ending Backlog	$522	$510	$496	$488

	2022
	Q4	Q3	Q2	Q1

Orders Received	$81.0	$124.3	$98.9	$147.0

Average Sales Price of Orders Received	$519	$421	$395	$385

Ending Backlog	$314.4	$377.6	$389.6	$420.5

Average Sales Price of Ending Backlog	$486	$427	$405	$384

Fourth Quarter Net Sales and Gross Profit Analysis

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	December 31, 2023	December 31, 2022	Change	% Change
Net firearms sales	$129.6	$148.7	$(19.1)	(12.8)%

Net casting sales	1.0	0.5	0.5	79.1%

Total net sales	130.6	149.2	(18.6)	(12.5)%

Cost of products sold	98.3	109.6	(11.3)	(10.3)%

Gross profit	$32.3	$39.6	$(7.3)	(18.4)%

Gross margin	24.7%	26.5%	(1.8)%	(5.6)%

Results of Operations - 2022

Year ended December 31, 2022, as compared to year ended December 31, 2021:

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2022	2021	2020

Units Ordered	1,083,800	1,835,500	3,041,700

Units Produced	1,733,200	2,154,600	1,659,100

Units Shipped	1,641,000	2,142,900	1,717,700

Average Sales Price	$362	$340	$329

Units – Backlog	647,300	1,204,500	1,511,900

Units – Company Inventory	112,800	20,600	8,800

Units – Distributor Inventory (1)	298,400	164,200	39,200

Castings Setups	55,971	68,469	66,044

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2022	2021	2020

Orders Received	451.2	$606.5	$992.9

Average Sales Price of Orders Received (2)	$416	$330	$326

Ending Backlog	$314.4	$429.7	$516.6

Average Sales Price of Ending Backlog (2)	$486	$357	$342

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

Financial Condition

Liquidity

At December 31, 2023, the Company had cash and cash equivalents of $15.2 million and $102.5 million in short term investments. The Company’s pre-LIFO working capital of $272.5 million, less the LIFO reserve of $64.3 million, resulted in working capital of $208.2 million and a current ratio of 4.3 to 1. The Company’s current ratio is higher than the previous year’s primarily due to the dividends payable of $88 million related to the $5.00 per share special dividend that was declared on November 30, 2022 and paid on January 5, 2023. The Company also has access to a $40 million unsecured revolving line of credit that is currently undrawn.

Capital Resources

The Company believes that its cash flow from operations, current cash position, and access to capital markets will continue to be sufficient to meet its anticipated cash requirements and contractual obligations, which includes funding the Company’s capital expenditures, acquisitions, dividend payments, and share repurchases.

Operations

Cash provided by operating activities was $33.9 million, $77.2 million, and $172.3 million in 2023, 2022, and 2021, respectively. The decrease in cash provided in 2023 compared to 2022 is primarily attributable to significantly decreased earnings in 2023.

The decrease in cash provided in 2022 compared to 2021 is primarily attributable to significantly decreased earnings in 2022 and increased inventories and trade receivables in 2022.

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

Investing and Financing

Capital expenditures were $15.8 million, $27.7 million, and $28.8 million in 2023, 2022, and 2021, respectively. In 2024, the Company expects capital expenditures to approximate $15 million, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the budgeted amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Included in capital expenditures amount noted above, on October 3, 2022 the Company purchased a 225,000 square foot facility, which it had previously been leasing, in Mayodan, North Carolina for $8.3 million for use in its manufacturing and warehousing operations.

As of December 31, 2023, the Company had $74.7 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At December 31, 2023, the Company’s investment in this money market fund totaled $27.8 million.

In 2023, the Company repurchased 264,062 shares of its common stock for $11.8 million in the open market. The average price per share purchased was $44.71. These purchases were funded with cash on hand.

In 2022, the Company repurchased 4,440 shares of its common stock for $0.2 million in the open market. The average price per share purchased was $49.87. These purchases were funded with cash on hand. No shares were repurchased in 2021.

At December 31, 2023, approximately $74.7 million remained authorized for future share repurchases.

On January 5, 2023, the Company paid a $5.00 per share special dividend to shareholders of record on December 15, 2022.

Including the $5.00 per share special dividend paid on January 5, 2023, the Company paid dividends totaling $110.8 million, $42.7 million, and $59.1 million in 2023, 2022, and 2021, respectively. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On February 16, 2024, the Company’s Board of Directors authorized a dividend of 23¢ per share to shareholders of record on March 15, 2024. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash, and the Company’s need for funds.

The Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt.

Contractual Obligations

At December 31, 2023, the Company had approximately $51.3 million in agreements to purchase goods or services that are enforceable and legally binding on the Company, all of which are expected to be settled in less than one year. Additionally, the Company has approximately $3.6 million in operating lease obligations, which will be payable through 2034. The Company expects to fund all of these commitments with cash flows from operations and current cash.

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

Currently, there are 15 domestic distributors. Additionally, the Company has 44 and 26 distributors servicing the export and law enforcement markets, respectively.

The Company self-insures a significant amount of its product liability, workers’ compensation, medical, and other insurance. It also carries significant deductible amounts on various insurance policies.

The global outbreak of the Coronavirus disease 2019 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The Company has taken many proactive steps to maintain the health and safety of its employees and to mitigate the impact on its business. During the twelve month period ended December 31, 2023, the Company did not experience a significant adverse impact on its business from COVID-19 or related government restrictions. The Company cannot predict the extent to which its business, results of operations, financial condition, or cash flows will ultimately be impacted by COVID-19.

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

Recent Accounting Pronouncements

In November of 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The updated accounting guidance requires enhanced reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required and early adoption is permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

In December of 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Sturm, Ruger & Company, Inc. and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and our report dated February 21, 2024 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sturm, Ruger & Company, Inc. and Subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 21, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Last-In, First-Out Inventory Reserve
As described in Notes 1 and 4 to the financial statements, substantially all of the Company’s inventories are valued at the lower of cost, which is principally determined by the last-in, first-out (LIFO) method, or net realizable value, and the Company’s consolidated net inventories balance of $79.8 million as of December 31, 2023, included a LIFO inventory reserve of $64.3 million. The Company records its net inventories under the LIFO method at the end of each year based on the inventory levels at the measurement date and the prevailing inventory costs existing at that time, which are estimated using a complex manual calculation.

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

Our audit procedures related to the Company’s LIFO inventory reserve included the following, among others:

●	We obtained an understanding of the relevant controls related to the LIFO inventory reserve and tested such controls for design and operating effectiveness, including controls related to the review of the calculations related to the estimate of the current year price level changes, the calculation of the cumulative price indexes, and the estimate of the LIFO inventory reserve.

●	We tested the completeness, accuracy, and relevance of the underlying data used in management’s estimate of the current year price level changes, the calculation of cumulative price index and the LIFO inventory reserve.

●	We tested the mathematical accuracy of the Company’s calculation to estimate the LIFO inventory reserve.

●	We evaluated the appropriateness of management’s methodologies to develop the estimate of the LIFO inventory reserve.

●	We evaluated the reasonableness of management’s estimate of the current year price level changes by comparing management’s estimate to external market data.

/s/RSM US LLP

We have served as the Company’s auditor since 2005.

Stamford, Connecticut

February 21, 2024

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2023	2022

Assets

Current Assets
Cash and cash equivalents	$15,174	$65,173
Short-term investments	102,485	159,132
Trade receivables, net	59,864	65,449

Gross inventories	150,192	129,294
Less LIFO reserve	(64,262)	(59,489)
Less excess and obsolescence reserve	(6,120)	(4,812)
Net inventories	79,810	64,993

Prepaid expenses and other current assets	14,062	7,091
Total Current Assets	271,395	361,838

Property, plant and equipment	462,397	447,126
Less allowances for depreciation	(390,863)	(370,273)
Net property, plant and equipment	71,534	76,853

Deferred income taxes	11,976	6,109
Other assets	43,912	39,963
Total Assets	$398,817	$484,763

See accompanying notes to consolidated financial statements.

December 31,	2023	2022

Liabilities and Stockholders’ Equity

Current Liabilities

Trade accounts payable and accrued expenses	$31,708	$35,658
Dividends payable	—	88,343
Contract liabilities with customers (Note 2)	149	1,031
Product liability	634	235
Employee compensation and benefits	24,660	30,160
Workers’ compensation	6,044	6,469
Income taxes payable	—	1,171
Total Current Liabilities	63,195	163,067

Lease liability (Note 7)	2,170	3,039
Employee compensation	1,685	1,846
Product liability accrual	46	73

Contingent liabilities (Note 20)	—	—

Stockholders’ Equity
Common stock, non-voting, par value $1:
Authorized shares – 50,000; none issued
Common stock, par value $1:
Authorized shares – 40,000,000
2023 – 24,437,020 issued,
17,458,620 outstanding
2022 – 24,378,568 issued,
17,664,230 outstanding	24,437	24,378
Additional paid-in capital	46,849	45,075
Retained earnings	418,058	393,097
Less: Treasury stock – at cost
2023 – 6,978,400 shares
2022 – 6,714,338 shares	(157,623)	(145,812)
Total Stockholders’ Equity	331,721	316,738
Total Liabilities and Stockholders’ Equity	$398,817	$484,763

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2023	2022	2021

Net firearms sales	$540,746	$593,289	$728,141
Net castings sales	3,021	2,553	2,595
Total net sales	543,767	595,842	730,736

Cost of products sold	410,148	415,757	451,179

Gross profit	133,619	180,085	279,557

Operating Expenses (Incomes):
Selling	38,788	36,114	33,259
General and administrative	42,752	40,551	43,289
Other operating income, net	(5)	(36)	(127)
Total operating expenses	81,535	76,629	76,421

Operating income	52,084	103,456	203,136

Other income:
Royalty income	658	837	1,975
Interest income	5,465	2,552	49
Interest expense	(205)	(256)	(164)
Other income, net	822	1,690	1,598
Total other income, net	6,740	4,823	3,458

Income before income taxes	58,824	108,279	206,594

Income taxes	10,609	19,947	50,695

Net income and comprehensive income	$48,215	$88,332	$155,899

Basic Earnings Per Share	$2.73	$5.00	$8.87

Diluted Earnings Per Share	$2.71	$4.96	$8.78

Weighted average number of common shares outstanding – Basic	17,676,955	17,648,850	17,585,604

Weighted average number of common shares outstanding – Diluted	17,811,218	17,793,348	17,757,834

Cash Dividends Per Share	$6.27	$2.42	$3.36

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2020	$24,206	$43,468	$342,615	$(145,590)	$264,699
Net income			155,899		155,899
Dividends paid			(59,104)		(59,104)
Stock-based compensation		8,280			8,280
Vesting of RSU’s		(4,801)			(4,801)
Common stock issued – compensation plans	100	(100)			—
Unpaid dividends accrued			(1,312)		(1,312)
Balance at December 31, 2021	24,306	46,847	438,098	(145,590)	363,661
Net income			88,332		88,332
Dividends paid			(42,718)		(42,718)
Stock-based compensation		1,671			1,671
Vesting of RSU’s		(3,371)			(3,371)
Common stock issued – compensation plans	72	(72)			—
Unpaid dividends accrued			(90,615)		(90,615)
Repurchase of 4,440 shares of common stock				(222)	(222)
Balance at December 31, 2022	24,378	45,075	393,097	(145,812)	316,738
Net income			48,215		48,215
Dividends paid			(22,446)		(22,446)
Stock-based compensation		3,989			3,989
Vesting of RSU’s		(2,156)			(2,156)
Common stock issued – compensation plans	59	(59)			—
Unpaid dividends accrued			(808)		(808)
Repurchase of 264,062 shares of common stock				(11,811)	(11,811)
Balance at December 31, 2023	$24,437	$46,849	$418,058	$(157,623)	$331,721

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2023	2022	2021

Operating Activities
Net income	$48,215	$88,332	$155,899
Adjustments to reconcile net income to cash provided by operating activities, net of effects of acquisition:
Depreciation and amortization	22,383	25,789	26,152
Stock-based compensation	3,989	1,671	8,280
Excess and obsolescence inventory reserve	1,308	501	953
Gain on sale of assets	(5)	(36)	(127)
Deferred income taxes	(5,867)	(5,573)	994
Changes in operating assets and liabilities:
Trade receivables	5,585	(8,413)	840
Inventories	(16,125)	(21,644)	(15,726)
Trade accounts payable and accrued expenses	(4,406)	(640)	(392)
Contract liability with customers	(882)	1,031	(84)
Employee compensation and benefits	(6,469)	(3,420)	(5,433)
Product liability	372	(584)	(234)
Prepaid expenses, other assets and other liabilities	(13,026)	(954)	1,217
Income taxes receivable/payable	(1,171)	1,171	—
Cash provided by operating activities	33,901	77,231	172,339

Investing Activities
Property, plant and equipment additions	(15,796)	(27,730)	(28,776)
Purchases of short-term investments	(192,627)	(365,480)	(681,940)
Proceeds from maturity of short-term investments	249,274	406,319	602,976
Net proceeds from sale of assets	5	100	203
Cash provided by (used for) investing activities	40,856	13,209	(107,537)

Financing Activities
Dividends paid	(110,789)	(42,718)	(59,104)
Repurchase of common stock	(11,811)	(222)	—
Payment of employee withholding tax related to share-based compensation	(2,156)	(3,371)	(4,801)
Cash used for financing activities	(124,756)	(46,311)	(63,905)

(Decrease) increase in cash and cash equivalents	(49,999)	44,129	897
Cash and cash equivalents at beginning of year	65,173	21,044	20,147
Cash and cash equivalents at end of year	$15,174	$65,173	$21,044

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

The Company manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and utilizes available capacity to manufacture and sell investment castings and MIM parts to unaffiliated, third-party customers. Castings were less than 1% of the Company’s total sales for the year ended December 31, 2023.

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

As of December 31, 2023, the Company’s short-term investments consist of U.S. Treasury instruments (Level 1), maturing within one year, and investments in a bank-managed money market fund that invests exclusively in United States Treasury obligations and is valued at the net asset value ("NAV") daily closing price, as reported by the fund, based on the amortized cost of the fund’s securities (Level 2). For the bank-managed money market fund, the NAV is used as a practical expedient to estimate fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Such securities are classified as held to maturity, since the Company has the intent and ability to do so, and are carried at cost plus accrued interest, which approximates fair value.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is computed over useful lives using the straight-line and declining balance methods predominately over 15 years for buildings, 7 years for machinery and equipment and 3 years for tools and dies. When assets are retired, sold or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the accounts and a gain or loss on such disposals is recognized when appropriate.

Maintenance and repairs are charged to operations; replacements and improvements are capitalized.

Long-lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. In performing this review, the carrying value of the assets is compared to the projected undiscounted cash flows to be generated from the assets. If the sum of the undiscounted expected future cash flows is less than the carrying value of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying value of the assets exceeds their fair value. The Company bases fair value of the assets on quoted market prices if available or, if not available, quoted market prices of similar assets. Where quoted market prices are not available, the Company estimates fair value using the estimated future cash flows generated by the assets discounted at a rate commensurate with the risks associated with the recovery of the assets. As of December 31, 2023, the Company does not believe there are any indications of impairment related to long-lived assets.

Goodwill

The Company’s goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists by the amount the fair value of a reporting unit to which goodwill has been allocated is less than their respective carrying values. The impairment for goodwill is limited to the total amount of goodwill allocated to the reporting unit. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. As of December 31, 2023, the Company does not believe there are any indications of impairment related to goodwill.

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

Advertising Costs

The Company includes advertising costs in selling expenses and these costs are expensed as incurred. Advertising costs for 2023, 2022, and 2021, were $3.1 million, $2.4 million, and $2.6 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $4.4 million, $4.7 million, and $4.2 million in 2023, 2022, and 2021, respectively.

Research and Development

In 2023, 2022, and 2021, the Company spent approximately $9.8 million, $9.6 million, and $11.7 million, respectively, on research and development activities relating to new products and the improvement of existing products. These costs are included in costs of products sold and are expensed as incurred. These costs are capitalized for tax purposes under the provisions of the Tax Cuts and Jobs Act of 2017 that relate to IRS Code Section 174, as discussed in Note 13.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the impact of options, restricted stock units, and deferred stock outstanding using the treasury stock method.

Recent Accounting Pronouncements

In November of 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The updated accounting guidance requires enhanced reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required and early adoption is permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

In December of 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

2.	Revenue Recognition and Contracts with Customers

The impact of ASC 606 on revenue recognized during the years ended December 31, 2023, December 31, 2022, and December 31, 2021 is as follows:

	2023	2022	2021
Contract liabilities with customers at January 1,	$1,031	$—	$84

Revenue recognized	(4,084)	—	(84)

Revenue deferred	3,202	1,031	—

Contract liabilities with customers at December 31,	$149	$1,031	$—

During the year ended December 31, 2023, the Company deferred $3.2 million of revenue, offset by the recognition of $4.1 million of revenue previously deferred as the performance obligations relating to the shipment of free products were satisfied. This resulted in a net increase in firearms sales for the year ended December 31, 2023 of $0.9 million and a deferred contract revenue liability at December 31, 2023 of $0.1 million. The Company estimates that revenue from this deferred contract liability will be recognized in the first quarter of 2024.

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

3.	Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2023	2022

Trade receivables	$61,428	$67,183
Allowance for doubtful accounts	(400)	(400)
Allowance for discounts	(1,164)	(1,334)
	$59,864	$65,449

In 2023, the largest individual trade receivable balances accounted for 22%, 20%, and 17% of total trade receivables, respectively.

In 2022, the largest individual trade receivable balances accounted for 26%, 23%, and 18% of total trade receivables, respectively.

4.	Inventories

Inventories consist of the following:

December 31,	2023	2022
Inventory at FIFO
Finished goods	$30,989	$23,573
Materials and products in process	119,203	105,721
Gross inventories	150,192	129,294
Less: LIFO reserve	(64,262)	(59,489)
Less: excess and obsolescence reserve	(6,120)	(4,812)
Net inventories	$79,810	$64,993

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2023	2022

Land and improvements	$2,826	$2,826
Buildings and improvements	74,650	72,788
Machinery and equipment	322,730	314,032
Dies and tools	62,191	57,480
Property, plant and equipment	462,397	447,126
Less allowances for depreciation	(390,863)	(370,273)
Net property, plant and equipment	$71,534	$76,853

Depreciation expense totaled $21.1 million, $24.4 million, and $25.8 million in 2023, 2022, and 2021, respectively.

6.	Other Assets

Other assets consist of the following:

December 31,	2023	2022

Patents, at cost	$10,280	$10,126
Accumulated amortization	(7,171)	(6,318)
Deposits on capital items	23,045	17,106
Marlin trade name	7,800	7,800
Other	9,958	11,249
	$43,912	$39,963

The capitalized cost of patents is amortized using the straight-line method over their useful lives. Expenses related to patent amortization was $0.4 million in 2023, $0.4 million in 2022, and $0.3 million in 2021. The estimated annual patent amortization expense for each of the next five years is $0.3 million. Costs incurred to maintain existing patents are charged to expense in the year incurred. The Marlin trade name will be amortized using the straight-line method over its useful life. The estimated annual trade name amortization cost for each of the next five years is $0.4 million. The intangible asset related to Marlin customer relationships are included in Other above and will be amortized using the straight-line method over its useful life. The estimated annual customer relationship name amortization expense for each of the next five years is $0.1 million.

7.	Leased Assets

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02. The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company uses the effective interest method to record right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2023:

	Balance Sheet Line Item	December 31, 2023	December 31, 2022

Right-of-use assets	Other assets	$2,781	$3,681

Operating lease liabilities

Current portion	Trade accounts payable and accrued expenses	$611	$642

Noncurrent portion	Lease liabilities	2,170	3,039

Total operating lease liabilities		$2,781	$3,681

The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight line basis over the life of the lease.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company calculates an incremental borrowing rate to determine the present value of its operating lease liabilities. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2023:

2024	$808
2025	702
2026	705
2027	229
2028	160
Thereafter	960
Total undiscounted future minimum lease payments	3,564
Less: Difference between undiscounted lease payments & the present value of future lease payments	(783)
Total operating lease liabilities	$2,781

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of December 31, 2023 is 7.9 years.

8.	Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2023	2022

Trade accounts payable	$11,100	$13,281
Federal excise taxes payable	11,954	13,635
Accrued other	8,654	8,742
	$31,708	$35,658

9.	Accrued Dividends

On November 30, 2022, the Company’s Board of Directors declared a $5.00 per share special dividend payable on January 5, 2023 to stockholders of record as of December 15, 2022. The dividend, which totaled $88.3 million, was paid on January 5, 2023.

10.	Line of Credit

During 2021 the Company had a $40 million unsecured revolving line of credit with a bank. This facility terminated on September 30, 2021. On January 7, 2022, the Company entered into a new $40 million unsecured revolving line of credit agreement with a different bank that expires January 7, 2025. Borrowings under this new facility bear interest at either 1) the Bloomberg short-Term Bank Yield Index – 1 month plus 150 basis points, or 2) a fluctuating rate per annum equal to the greater of (i) the Bank’s prime rate or (ii) the federal funds rate plus 50 basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At December 31, 2023, the Company was in compliance with the terms and covenants of the credit facility.

11.	Employee Benefit Plans

The Company sponsors a qualified defined-contribution 401(k) plan that covers substantially all of its employees. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions to their individual 401(k) accounts using the “safe harbor” guidelines provided in the Internal Revenue Code. Expenses related to matching employee contributions to the 401(k) plan were $4.7 million, $4.1 million, and $4.0 million in 2023, 2022, and 2021, respectively.

Additionally, in 2023, 2022, and 2021 the Company provided discretionary supplemental contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $6.9 million, $7.4 million, and $7.4 million in 2023, 2022, and 2021, respectively.

12.	Other Operating Income, Net

Other operating income, net consists of the following:

Year ended December 31,	2023	2022	2021

Gain on sale of operating assets	$5	$36	$127

13.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2017.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2023		2022		2021
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$14,763	$(5,285)	$21,741	$(4,694)	$42,422	$863
State	1,713	(582)	3,779	(879)	7,279	131
	$16,476	$(5,867)	$25,520	$(5,573)	$49,701	$994

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.2	2.7	3.4
Research and development tax credits	(2.7)	(4.2)	(0.4)
Other	(2.5)	(1.1)	0.5
Effective income tax rate	18.0%	18.4%	24.5%

The Company estimates that its effective tax rate in 2024 will approximate 21%.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2023	2022
Deferred tax assets

Capitalized research and development costs	9,144	4,838
Employee compensation and benefits	2,452	2,316
Allowances for doubtful accounts and discounts	431	637
Inventories	1,635	1,196
Stock-based compensation	1,698	1,661
Other	1,608	1,705
Total deferred tax assets	16,968	12,353
Deferred tax liabilities:
Depreciation	3,578	5,070
Other	1,414	1,174
Total deferred tax liabilities	4,992	6,244
Net deferred tax assets	$11,976	$6,109

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

The Company made income tax payments of approximately $26.0 million, $28.7 million, and $49.5 million, during 2023, 2022, and 2021, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

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

14.	Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2023	2022	2021

Numerator:
Net income	$48,215	$88,332	$155,899
Denominator:
Weighted average number of common shares outstanding – Basic	17,676,955	17,648,850	17,585,604
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	134,263	144,498	172,230
Weighted average number of common shares outstanding – Diluted	17,811,218	17,793,348	17,757,834

15.	Stock Repurchases

In 2023 and 2022 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Third Quarter 2022
July 3 to July 30	—	—	—
July 31 to August 27	—	—	—
August 28 to October 1	2,136	$49.97	2,136
Fourth Quarter 2022
October 2 to October 29	—	—	—
October 30 to November 26	2,304	$49.77	2,304
November 27 to December 31	—	—	—
Fourth Quarter 2023
October 1 to October 28	—	—	—
October 29 to November 25	179,341	$45.20	179,341
November 26 to December 31	84,721	$43.67	84,721
Total	268,502	$44.79	268,502	$74,680,000

All of these purchases were made with cash held by the Company and no debt was incurred. No shares were repurchased in 2021.

At December 31, 2023, approximately $74.7 million remained authorized for share repurchases.

16.	Compensation Plans

In May 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company has reserved 750,000 shares for issuance under the 2017 SIP.

In June 2023, the Company’s shareholders approved the 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 shares for issuance under the 2023 SIP, of which 869,000 shares remain available for future grants as of December 31, 2023. Any shares remaining from the 2017 SIP will be available for future grants under the terms of the 2023 SIP. As of December 31, 2023, 121,034 shares remained unawarded from the 2017 SIP. Since the shareholder approval of the 2023 SIP, no additional awards have been or will be granted under the 2017 SIP. Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock, using either the actual share price or an estimated value using the Monte Carlo valuation model. The total stock-based compensation cost included in the Statements of Income was $6.2 million, $5.7 million, and $8.3 million in 2023, 2022, and 2021, respectively.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2023, 7,566 deferred stock awards were issued to non-employee directors that will vest in June 2024 and 9,760 deferred stock awards were issued to non-employee directors that will vest in June 2026.

In 2022, 5,953 deferred stock awards were issued to non-employee directors that vested in May 2023, 7,688 deferred stock awards were issued to non-employee directors that will vest in May 2025 and a 1,478 deferred stock award was issued to a non-employee director that will vest in June 2027.

In 2021, 5,113 deferred stock awards were issued to non-employee directors that vested in May 2022 and 6,615 deferred stock awards were issued to non-employee directors that will vest in May 2024.

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.9 million in 2023, $0.8 million in 2022, and $0.8 million in 2021.

At December 31, 2023, there was $1.0 million of unrecognized compensation cost related to deferred stock that is expected to be recognized over a period of three years.

Restricted Stock Units

The Company grants restricted stock units (RSU’s) to senior employees. Some of these RSU’s are retention awards and have only time-based vesting. Other RSU’s have a vesting “double trigger.” The vesting of these RSU’s is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors, including return on net operating assets, stock performance, and the passage of time.

During 2023, 114,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $6.1 million, of which $1.3 million was recognized in 2023. The costs are being recognized ratably over the remaining periods required before the units vest, which range from 24 to 26 months.

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

At December 31, 2023, there was $7.5 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a period of 3.3 years.

17.	Operating Segment Information

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

Year ended December 31,	2023	2022	2021
Net Sales
Firearms	$540,746	$593,289	$728,141
Castings
Unaffiliated	3,021	2,553	2,595
Intersegment	33,086	21,306	24,711
	36,107	23,859	27,306
Eliminations	(33,086)	(21,306)	(24,711)
	$543,767	$595,842	$730,736
Income (Loss) Before Income Taxes
Firearms	$53,723	$108,610	$207,657
Castings	(798)	(3,338)	(2,732)
Corporate	5,899	3,007	1,669
	$58,824	$108,279	$206,594
Identifiable Assets
Firearms	$228,699	$223,301	$188,290
Castings	11,144	11,910	13,889
Corporate	158,974	249,552	240,164
	$398,817	$484,763	$442,343
Goodwill
Firearms	$3,055	$3,055	$3,055
Castings	209	209	209
	$3,264	$3,264	$3,264
Depreciation
Firearms	$19,301	$21,992	$22,842
Castings	1,814	2,452	2,959
	$21,115	$24,444	$25,801
Capital Expenditures
Firearms	$15,395	$26,598	$25,239
Castings	401	1,175	3,537
	$15,796	$27,773	$28,776

In 2023, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 24%; Davidson’s - 19%; and Sports South -15%.

In 2022, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 23%; Davidson’s - 23%; and Sports South - 21%.

In 2021, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 21%; Sports South - 19%; and Davidson’s - 19%.

The Company’s assets are located entirely in the United States and domestic sales represented at least 94% of total sales in 2023, 2022, and 2021.

18.	Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2023:

	Three Months Ended
	4/1/23	7/1/23	9/30/23	12/31/23
Net Sales	$149,453	$142,804	$120,893	$130,617
Gross profit	38,486	38,148	24,728	32,257
Net income	14,350	16,185	7,431	10,249
Basic earnings per share	0.81	0.91	0.42	0.58
Diluted earnings per share	$0.81	$0.91	$0.42	$0.58

	Three Months Ended
	4/2/22	7/2/22	10/1/22	12/31/22
Net Sales	$166,575	$140,653	$139,390	$149,224
Gross profit	58,108	43,554	38,869	39,554
Net income	30,232	20,757	18,389	18,954
Basic earnings per share	1.72	1.18	1.04	1.07
Diluted earnings per share	$1.70	$1.17	$1.03	$1.06

19.	Related Party Transactions

From time to time, the Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. The Company paid the NRA $0.5 million, $0.7 million and $0.5 million in 2023, 2022, and 2021, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association. The Company paid the NSSF $0.3 million, $0.3 million and $0.4 million in 2023, 2022, and 2021, respectively. One of the Company’s Directors also serves on the Board of the NSSF.

20.	Contingent Liabilities

As of December 31, 2023, the Company was a defendant in nine (9) lawsuits and is aware of certain other such claims. The lawsuits generally fall into four (4) categories: traditional product liability litigation, municipal litigation, negligence, and unfair trade practices. Each is discussed in turn below.

Traditional Product Liability Litigation

One lawsuit involves a claim for damages related to an allegedly defective product due to its design and/or manufacture. The lawsuit stems from a specific incident of personal injury and is based on traditional product liability theories such as strict liability, negligence, and/or breach of warranty.

The Company believes that the allegations in this case are unfounded, that the incident is unrelated to the design or manufacture of the firearm involved, and that there should be no recovery against the Company.

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the criminal misuse of firearms by third parties. There are four (4) lawsuits of this type, as follows:

The Complaint in City of Gary v. Smith & Wesson Corp., et al. was filed in Indiana State Court in 1999 and seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. The suit alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products. After a long procedural history, during the quarter ended April 3, 2021, the City initiated discovery and the manufacturer Defendants reciprocated. Discovery is ongoing.

Estados Unidos Mexicanos v. Smith & Wesson Brands, Inc., et al. was filed by the Country of Mexico in August 2021 in the U.S. District Court for the District of Massachusetts and names seven defendants, mostly U.S.-based firearms manufacturers, including the Company. The Complaint advances a variety of legal theories including negligence, public nuisance, unjust enrichment, restitution, and others. Plaintiff essentially alleges that Defendants design, manufacture, distribute, market and sell firearms in a way that they know results in the illegal trafficking of firearms into Mexico, where they are used by Mexican drug cartels for criminal activities. Plaintiff seeks injunctive relief and monetary damages. On November 22, 2021, Defendants filed a joint motion to dismiss the Complaint for, among other things, failure to state a claim on which relief may be granted. On September 30, 2022, the court entered an order granting Defendants’ motion. On October 26, 2022, Plaintiff filed a Notice of Appeal and the matter was briefed before the First Circuit Court of Appeals. Oral argument was held on July 24, 2023. On January 22, 2024, the First Circuit Court of Appeals issued an opinion reversing the District Court’s dismissal case and remanding the case for further proceedings.

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

On December 21, 2022, the City of Rochester, New York filed a lawsuit captioned The City of Rochester v. Smith & Wesson Brands, Inc., et al. in the New York State Supreme Court for Monroe County, New York. The suit names a number of firearm manufacturers, distributors, and retailers as defendants, including the Company, and purports to state causes of action for violations of Sections 898, 349 and 350 of the New York General Business Law, as well as common law public nuisance. The allegations essentially mirror those in Buffalo, discussed in the preceding paragraph. Defendants timely removed the matter to the U.S. District Court for the Western District of New York.

Defendants moved to consolidate the Buffalo and Rochester cases for pretrial purposes only. Defendants also moved to stay the cases pending a decision by the Second Circuit Court of Appeals in National Shooting Sports Foundation, Inc. et al. v. James, which challenges the constitutionality of the recently enacted N.Y. Gen. Bus. Law §§ 898-a–e. On June 8, 2023, the court granted Defendants’ motions and the cases were consolidated for pretrial purposes and stayed.

Negligence

Rossiter v. Sturm, Ruger, et al. is a lawsuit arising out of a slip and fall accident by a contract security officer in December 2019. The Complaint was filed in the Superior Court for Sullivan County, New Hampshire on December 13, 2022 and names Pine Hill Construction, a snow removal contractor, as a Defendant. The Company has tendered the defense of this matter to its insurance carrier and is assisting as required.

The Company was named in two purported class action lawsuits arising out of a data breach at Freestyle Solutions, Inc., the vendor who was hosting the Company’s ShopRuger.com website at the time of the breach. Jones v. Sturm, Ruger & Co., was filed in the U.S. District Court for Connecticut on October 4, 2022 and Copeland v. Sturm, Ruger & Company, et al. was filed in the U.S. District Court for New Jersey on October 27, 2022. Copeland also named Freestyle Solutions, Inc. as a defendant. By agreement of the parties, Copeland was dismissed, without prejudice, and consolidated with Jones in the pending Connecticut case. On January 20, 2023, five plaintiffs filed an Amended Complaint naming the Company and Freestyle Solutions, Inc. as defendants. The Complaint alleges causes of action for negligence, breach of implied warranties, and unjust enrichment. The Company moved to dismiss the Amended Complaint, the motion has been briefed fully, and the parties are awaiting a ruling.

Unfair Trade Practices

Estate of Suzanne Fountain v. Sturm, Ruger & Co., Inc., was filed in the Connecticut Superior Court in Stamford and arises out of the criminal shootings at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. On that date, Plaintiff’s decedent, Suzanne Fountain, was murdered by 21-year-old Ahmad Al Aliwi Al-Issa. The Complaint alleged that the Company’s advertising and marketing of the Ruger AR-556 pistol violate the Connecticut Unfair Trade Practices Act and were a substantial factor in bringing about the wrongful death of Suzanne Fountain.

Estate of Neven Stanisic et al. v. Sturm, Ruger & Co., Inc., was filed in the Connecticut Superior Court in Stamford on behalf of five plaintiffs. Like Estate of Suzanne Fountain, the claims arise from the criminal shootings at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. Plaintiffs’ decedents were murdered by Ahmad Al Aliwi Al-Issa and Plaintiffs alleged that the Company’s advertising and marketing of the Ruger AR-556 pistol violate the Connecticut Unfair Trade Practices Act and were a substantial factor in causing the wrongful death of Plaintiffs’ decedents.

The Fountain and Stanisic cases were consolidated for discovery purposes only and transferred by the court to the Complex Litigation Docket. Plaintiffs then sought leave to file an Amended Complaint, essentially abandoning their negligent marketing allegations and advancing a new theory predicated upon alleged violations of the Gun Control Act and National Firearms Act. Over the Company’s objections, Plaintiffs were permitted to file the Amended Complaint.

The matter was timely removed to the U.S. District Court for the District of Connecticut based upon the new allegations and federal question jurisdiction. Plaintiffs moved to remand the case to state court, the matter has been briefed fully, and the parties are awaiting a ruling.

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

Product liability claim payments are made when appropriate if, as, and when claimants and the Company reach agreement upon an amount to finally resolve all claims. Legal costs are paid as the lawsuits and claims develop, the timing of which may vary greatly from case to case. A schedule cannot be determined in advance with any reliability concerning when payments will be made in any given case.

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

Often, a Complaint does not specify the amount of damages being sought and a range of reasonably possible losses relating to unfavorable outcomes cannot be made. The dollar amount of damages claimed at December 31, 2023 and December 31, 2022 was de minimis. The amount claimed at December 31, 2021 was $1.1 million and is set forth as an indication of possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

During 2023, one (1) traditional product liability lawsuit was filed against the Company and one (1) was resolved. As of December 31, 2023, the Company was a defendant in seven (7) lawsuits involving its products, including one (1) traditional product liability lawsuit, four (4) municipal lawsuits and two (2) lawsuits based upon alleged unfair trade practices. The Company was also a defendant in two (2) negligence lawsuits.

During 2022, no traditional product liability lawsuits were filed against the Company and one (1) was resolved. As of December 31, 2022, the Company was a defendant in five (5) lawsuits involving its products, including one (1) traditional product liability lawsuit and four (4) municipal lawsuits. The Company also was a defendant in three (3) negligence lawsuits though, as discussed above, that number has since been reduced to two (2) lawsuits with the consolidation of the Jones and Copeland matters.

During 2021, one (1) traditional product liability lawsuit was filed against the Company.  As of December 31, 2021, the Company was a defendant in four (4) lawsuits involving its products, including two (2) traditional lawsuits and two (2) municipal lawsuits.

The Company’s product liability expense was $1.5 million in 2023, $1.3 million in 2022, and $1.1 million in 2021. This expense includes the cost of outside legal fees, insurance, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2023 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2021	$1,126	(7)	(227)	—	$892

2022	$892	(417)	(167)	—	$308

2023	$308	500	(129)	—	$679

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2021	$(7)	1,119	$1,112

2022	$(417)	1,524	$1,107

2023	$500	1,226	$1,726

Notes

(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only. In 2022 and 2021, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

21.	Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2023 and 2022 balance sheets approximate carrying values at those dates.

22.	Subsequent Events

On February 16, 2024, the Company’s Board of Directors authorized a dividend of 23¢ per share to shareholders of record on March 15, 2024.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2023 and determined that there were no events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2023. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO in 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted an unqualified certification of our Chief Executive Officer to the New York Stock Exchange in 2023. The Company has also filed, as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act of 2002.

ITEM 9B—OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase and sale of the Company’s securities by the Company’s Section 16 officers or directors for the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Christopher J. Killoy (1)	President and Chief Executive Officer	Adoption of Rule 10b5-1 Plan	November 7, 2023	May 7, 2024	30,000
John A. Cosentino, Jr. (2)	Director	Adoption of Rule 10b5-1 Plan	November 7, 2023	November 7, 2024	3,000

(1)	Christopher J. Killoy, an officer of the Company, entered into a Rule 10b5-1 Plan on November 7, 2023. Mr. Killoy’s Rule 10b5-1 Plan provides for the potential sale of up to 30,000 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on May 7, 2024, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

(2)	John A. Cosentino, Jr., a director of the Company, entered into a Rule 10b5-1 Plan on November 7, 2023. Mr. Cosentino’s Rule 10b5-1 Plan provides for the potential sale of up to 3,000 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on November 7, 2024, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended December 31, 2023.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders scheduled to be held May 30, 2024, which will be filed with the SEC in April 2024.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders scheduled to be held May 30, 2024, which will be filed with the SEC in April 2024.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders scheduled to be held May 30, 2024, which will be filed with the SEC in April 2024.

ITEM 12—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders scheduled to be held May 30, 2024, which will be filed with the SEC in April 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2023:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
			-
2017 Stock Incentive Plan	285,621	-	0
2023 Stock Incentive Plan	131,188	-	989,846**
Equity compensation plans not approved by security holders
None.
Total	416,809	-	989,846

*	Restricted stock units are settled in shares of common stock or the cash equivalent. Accordingly, the weighted-average exercise price is not applicable.

**	Includes 121,034 unused shares previously authorized for issuance under the 2017 SIP that are now incorporated into and issuable under the 2023 SIP.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders scheduled to be held May 30, 2024.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders scheduled to be held May 30, 2024, which will be filed with the SEC in April 2024.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Exhibits and Financial Statement Schedule

(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)	Schedule can be found on Page 87 of this Form 10-K

(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement previously filed by the Company File No. 333-272443 on June 6, 2023).

Exhibit 3.2	Bylaws of the Company, as amended through November 12, 2019.

Exhibit 4.1	Description of the Company’s Securities.

Exhibit 10.1	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).

Exhibit 10.2	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2008).**

Exhibit 10.3	Transition Services and Consulting Agreement, dated August 1, 2016, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).**

Exhibit 10.4	Amended and Restated Agreement, dated November 10, 2020, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on November 12, 2020).**

Exhibit 10.5	Executive Severance Agreement, dated August 1, 2016, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).**

Exhibit 10.6	Loan Agreement, dated January 7, 2022 between Sturm, Ruger & Company, Inc. and Regions Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 11, 2022), as amended by that certain Amendment to Credit Agreement, dated November 3, 2022, between Sturm, Ruger & Company, Inc. and Regions Bank (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

Exhibit 10.7	The Sturm, Ruger & Company, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on March 27, 2017)**

Exhibit 10.8	The Sturm, Ruger & Company, Inc. 2023 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on April 20, 2023)**

Exhibit 10.9	Separation Agreement, dated as of December 21, 2023 by and between Sturm, Ruger, & Co., Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2023).**

Exhibit 23.1	Consent of RSM US LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 97	Executive Compensation Clawback Policy

Exhibit 101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith **Indicates management contract or compensatory plan or arrangement

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

February 21, 2024
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/CHRISTOPHER J. KILLOY	2/21/24	S/RONALD C. WHITAKER	2/21/24
Christopher J. Killoy Chief Executive Officer, Director (Principal Executive Officer)		Ronald C. Whitaker Director

S/JOHN A. COSENTINO, JR.	2/21/24	S/PHILLIP C. WIDMAN	2/21/24
John A. Cosentino, Jr. Director		Phillip C. Widman Director

S/AMIR P. ROSENTHAL	2/21/24	S/SANDRA S. FROMAN	2/21/24
Amir P. Rosenthal Director		Sandra S. Froman Director

S/TERRENCE G. O’CONNOR	2/21/24	S/REBECCA S. HALSTEAD	2/21/24
Terrence G. O’Connor Director		Rebecca S. Halstead Director

S/MICHAEL O. FIFER	2/21/24	S/THOMAS A. DINEEN	2/21/24
Michael O. Fifer Director		Thomas A. Dineen Principal Financial Officer Principal Accounting Officer, Senior Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement previously filed by the Company File No. 333-272443 on June 6, 2023).

Exhibit 3.2	Bylaws of the Company, as amended through November 12, 2019.

Exhibit 4.1	Description of the Company’s Securities.

Exhibit 10.1	Severance Agreement, dated as of April 10, 2008, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008).**

Exhibit 10.2	Severance Agreement, dated as of May 2, 2008 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 2, 2008).**

Exhibit 10.3	Transition Services and Consulting Agreement, dated August 1, 2016, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).**

Exhibit 10.4	Amended and Restated Agreement, dated November 10, 2020, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on November 12, 2020).**

Exhibit 10.5	Executive Severance Agreement, dated August 1, 2016, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).**

Exhibit 10.6	Loan Agreement, dated January 7, 2022 between Sturm, Ruger & Company, Inc. and Regions Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 11, 2022) , as amended by that certain Amendment to Credit Agreement, dated November 3, 2022, between Sturm, Ruger & Company, Inc. and Regions Bank (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

EXHIBIT INDEX (continued)

Exhibit 10.7	The Sturm, Ruger & Company, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on March 27, 2017)

Exhibit 10.8	The Sturm, Ruger & Company, Inc. 2023 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on April 20, 2023).**

Exhibit 10.9	Separation Agreement, dated as of December 21, 2023 by and between Sturm, Ruger, & Co., Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2023).**

Exhibit 23.1	Consent of RSM US LLP	89

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	90

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	92

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	94

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	95

Exhibit 97	Executive Compensation Clawback Policy

Exhibit 101.INS*	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*Filed herewith
**Indicates management contract or compensatory plan or arrangement

YEAR ENDED DECEMBER 31, 2023

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2023	$400	$—		$—		$400
Year ended December 31, 2022	$400	$—		$—		$400
Year ended December 31, 2021	$400	$—		$—		$400

Allowance for discounts:
Year ended December 31, 2023	$1,334	$12,540		$12,710	(a)	$1,164
Year ended December 31, 2022	$1,169	$13,849		$13,684	(a)	$1,334
Year ended December 31, 2021	$1,166	$16,116		$16,113	(a)	$1,169

Excess and obsolete inventory reserve:
Year ended December 31, 2023	$4,812	$1,615		$307	(b)	$6,120
Year ended December 31, 2022	$4,347	$465		$—	(b)	$4,812
Year ended December 31, 2021	$3,394	$953		$—	(b)	$4,347

(a)	Discounts taken
(b)	Inventory written off