Form 10-Q
period 2024-03-30
STURM RUGER & CO INC
filed 2024-05-07
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

or

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

The number of shares outstanding of the issuer's common stock as of April 4, 2024: 17,401,204

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 30, 2024	December 31, 2023
		(Note)

Assets

Current Assets
Cash	$15,807	$15,174
Short-term investments	99,486	102,485
Trade receivables, net	65,815	59,864

Gross inventories (Note 4)	139,876	150,192
Less LIFO reserve	(65,555)	(64,262)
Less excess and obsolescence reserve	(5,825)	(6,120)
Net inventories	68,496	79,810

Prepaid expenses and other current assets	8,971	14,062
Total Current Assets	258,575	271,395

Property, plant and equipment	464,080	462,397
Less allowances for depreciation	(396,325)	(390,863)
Net property, plant and equipment	67,755	71,534

Deferred income taxes	15,092	11,976
Other assets	43,555	43,912
Total Assets	$384,977	$398,817

Note:

The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	March 30, 2024	December 31, 2023
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$29,675	$31,708
Contract liabilities with customers (Note 3)	30	149
Product liability	309	634
Employee compensation and benefits	14,002	24,660
Workers’ compensation	6,036	6,044
Total Current Liabilities	50,052	63,195

Employee compensation	871	1,685
Product liability accrual	60	46
Lease liability (Note 5)	2,038	2,170

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2024 – 24,454,628 issued,
17,401,204 outstanding
2023 – 24,437,020 issued,
17,458,620 outstanding	24,455	24,437
Additional paid-in capital	47,289	46,849
Retained earnings	421,054	418,058
Less: Treasury stock – at cost
2024 – 7,053,424 shares
2023 – 6,978,400 shares	(160,842)	(157,623)
Total Stockholders’ Equity	331,956	331,721
Total Liabilities and Stockholders’ Equity	$384,977	$398,817

Note:

The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 30, 2024	April 1,2023

Net firearms sales	$136,008	$148,893
Net castings sales	812	560
Total net sales	136,820	149,453

Cost of products sold	107,417	110,967

Gross profit	29,403	38,486

Operating expenses:
Selling	9,706	9,225
General and administrative	12,166	12,240
Total operating expenses	21,872	21,465

Operating income	7,531	17,021

Other income:
Interest income	1,355	1,214
Interest expense	(17)	(25)
Other income, net	178	282
Total other income, net	1,516	1,471

Income before income taxes	9,047	18,492

Income taxes	1,963	4,142

Net income and comprehensive income	$7,084	$14,350

Basic earnings per share	$0.41	$0.81

Diluted earnings per share	$0.40	$0.81

Weighted average number of common shares outstanding - Basic	17,434,178	17,678,686

Weighted average number of common shares outstanding - Diluted	17,640,268	17,788,653

Cash dividends per share	$0.23	$5.42

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2023	$24,437	$46,849	$418,058	$(157,623)	$331,721

Net income and comprehensive income			7,084		7,084

Common stock issued – compensation plans	18	(18)			—

Vesting of RSUs		(624)			(624)

Dividends paid			(4,080)		(4,080)

Unpaid dividends accrued			(8)		(8)

Recognition of stock-based compensation expense		1,082			1,082

Repurchase of 75,024 shares of common stock				(3,219)	(3,219)

Balance at March 30, 2024	$24,455	$47,289	$421,054	$(160,842)	$331,956

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023

Operating Activities
Net income	$7,084	$14,350
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,833	6,536
Stock-based compensation	1,082	1,134
Gain on sale of assets	—	(2)
Deferred income taxes	(3,116)	(79)
Changes in operating assets and liabilities:
Trade receivables	(5,951)	223
Inventories	11,314	3,038
Trade accounts payable and accrued expenses	(2,057)	(2,908)
Contract liability with customers	(119)	82
Employee compensation and benefits	(11,480)	(12,739)
Product liability	(311)	232
Prepaid expenses, other assets and other liabilities	5,066	(6,766)
Income taxes payable	—	2,183
Cash provided by operating activities	7,345	5,284

Investing Activities
Property, plant and equipment additions	(1,788)	(1,652)
Proceeds from sale of assets	—	3
Purchases of short-term investments	(39,488)	(54,976)
Proceeds from maturities of short-term investments	42,487	92,081
Cash provided by investing activities	1,211	35,456

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(624)	(2,103)
Repurchase of common stock	(3,219)	—
Dividends paid	(4,080)	(95,758)
Cash used for financing activities	(7,923)	(97,861)

Increase (decrease) in cash and cash equivalents	633	(57,121)

Cash and cash equivalents at beginning of period	15,174	65,173

Cash and cash equivalents at end of period	$15,807	$8,052

 See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 30, 2024 may not be indicative of the results to be expected for the full year ending December 31, 2024. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% and 7% of total sales for the three month periods ended March 30, 2024 and April 1, 2023, respectively. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Recent Accounting Pronouncements:

In March 2024, the Securities and Exchange Commission (“SEC”) issued the final rule under SEC Release No. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, requiring public companies to provide certain climate-related information in their registration statements and annual reports. The final rules will require information about a company’s climate-related risks that have materially impacted or are reasonably likely to have a material impact on its business strategy, results of operations, or financial condition, and the actual and potential material impacts of any identified climate-related risks on the company’s strategy, business model and outlook, as well as relating to assessment, management, oversight and mitigation of such material risks, material climate-related targets and goals, and material greenhouse gas emissions. Additionally, certain disclosures related to severe weather events and other natural conditions will be required in the audited financial statements. The first phase of the final rule is effective for fiscal years beginning in 2025. Disclosure for prior periods is only required if it was previously disclosed in an SEC filing. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule to facilitate the orderly judicial resolution of pending legal challenges to the rule. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.

In November of 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The updated accounting guidance requires enhanced reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required and early adoption is permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

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

NOTE 3 - REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three months ended March 30, 2024 and April 1, 2023 is as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023

Contract liabilities with customers at beginning of period	$149	$1,031

Revenue deferred	—	201

Revenue recognized	(119)	(119)

Contract liabilities with customers at end of period	$30	$1,113

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the remaining deferred revenue from this contract liability with customers to be recognized in the second quarter of 2024.

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

Inventories consist of the following:

	March 30, 2024	December 31, 2023

Inventory at FIFO
Finished products	$24,510	$30,989
Materials and work in process	115,366	119,203

Gross inventories	139,876	150,192
Less: LIFO reserve	(65,555)	(64,262)
Less: excess and obsolescence reserve	(5,825)	(6,120)
Net inventories	$68,496	$79,810

NOTE 5 - LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 30, 2024:

	Balance Sheet Line Item	March 30, 2024
Right-of-use assets	Other assets	$2,633

Operating lease liabilities

Current portion	Trade accounts payable and accrued expenses	$595

Noncurrent portion	Lease liabilities	2,038

Total operating lease liabilities		$2,633

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

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Three Months Ended
	March 30, 2024	April 1, 2023

Cash paid for amounts included in the measurement of lease liabilities	$203	$203

Cash amounts paid for short-term leases	$106	$96

Right-of-use assets obtained in exchange for lease liabilities	$—	$—

Weighted average remaining lease term (years)	8.1	8.6

Weighted average discount rate	8.0%	5.0%

The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 30, 2024:

Remainder of 2024	$602
2025	702
2026	705
2027	229
2028	160
Thereafter	960
Total undiscounted future minimum lease payments	3,358
Less: Difference between undiscounted lease payments & the present value of future lease payments	(725)
Total operating lease liabilities	$2,633

NOTE 6 - LINE OF CREDIT

On January 7, 2022, the Company entered into a $40 million unsecured revolving line of credit agreement with a bank that expires January 7, 2025. Borrowings under this new facility bear interest at either 1) the Bloomberg short-Term Bank Yield Index – 1 month plus 150 basis points, or 2) a fluctuating rate per annum equal to the greater of (i) the Bank’s prime rate or (ii) the federal funds rate plus 50 basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At March 30, 2024, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.2 million and $1.7 million for the three months ended March 30, 2024 and April 1, 2023, respectively. The Company plans to contribute approximately $3.0 million to the plan in matching employee contributions during the remainder of 2024.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $2.0 million and $2.2 million for the three months ended March 30, 2024 and April 1, 2023, respectively. The Company plans to contribute approximately $4.5 million in supplemental contributions to the plan during the remainder of 2024.

NOTE 8 - INCOME TAXES

The Company's 2024 and 2023 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 21.7% and 22.4% for the three months ended March 30, 2024 and April 1, 2023, respectively.

Income tax payments for the three months ended March 30, 2024 and April 1, 2023 totaled $0.1 million and $3.0 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2019.

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

NOTE 9 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 30, 2024	April 1, 2023
Numerator:
Net income	$7,084	$14,350

Denominator:
Weighted average number of common shares outstanding – Basic	17,434,178	17,678,686

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	206,090	109,967

Weighted average number of common shares outstanding – Diluted	17,640,268	17,788,653

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

In June 2023, the Company’s shareholders approved the 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 shares for issuance under the 2023 SIP, of which 731,000 shares remain available for future grants as of March 30, 2024. Any shares remaining from the 2017 SIP will be available for future grants under the terms of the 2023 SIP. As of March 30, 2024, approximately 120,000 shares remained unawarded from the 2017 SIP. Since the shareholder approval of the 2023 SIP, no additional awards have been or will be granted under the 2017 SIP. Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to a three-year vesting period. There were 137,516 restricted stock units issued during the three months ended March 30, 2024. Total compensation costs related to these restricted stock units are $5.9 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.1 million for the three month periods ended March 30, 2024 and April 1, 2023.

NOTE 11 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended
	March 30, 2024	April 1, 2023

Net Sales
Firearms	$136,008	$148,893
Castings
Unaffiliated	812	560
Intersegment	8,542	8,367
	9,354	8,927
Eliminations	(8,542)	(8,367)
	$136,820	$149,453

Income (Loss) Before Income Taxes
Firearms	$8,016	$18,353
Castings	(321)	(1,107)
Corporate	1,352	1,246
	$9,047	$18,492

Depreciation
Firearms	$5,112	$5,676
Castings	455	553
	$5,567	$6,229

Capital Expenditures
Firearms	$1,635	$1,649
Castings	153	3
	$1,788	$1,652

	March 30, 2024	December 31,2023

Identifiable Assets
Firearms	$220,867	$228,699
Castings	10,380	11,144
Corporate	153,730	158,974
	$384,977	$398,817

Goodwill
Firearms	$3,055	$3,055
Castings	209	209
	$3,264	$3,264

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three months ended March 30, 2024 and April 1, 2023 totaled $0.2 million and $0.1 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association.  Payments made to the NSSF in the three months ended March 30, 2024 and April 1, 2023 totaled $0.2 million and $0.1 million, respectively. One of the Company’s Directors also serves on the Board of the NSSF.

NOTE 13 - CONTINGENT LIABILITIES

As of March 30, 2024, the Company was a defendant in ten (10) lawsuits and is aware of certain other such claims. The lawsuits fall into five (5) categories: traditional product liability litigation, municipal litigation, negligence, unfair trade practices, and trademark litigation. Each is discussed in turn below.

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

The City of Gary seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various Defendants. The Complaint alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products. After a long procedural history, during the quarter ended April 3, 2021, the City initiated discovery and the manufacturer defendants reciprocated.

On March 15, 2024, Indiana Governor Eric Holcomb signed into law HB 1235, which reserves to the State of Indiana the right to bring an action on behalf of a political subdivision against a firearm or ammunition manufacturer, trade association, seller, or dealer, concerning certain matters. The new law also prohibits a political subdivision from bringing or maintaining such an action. With the passage of this new law, the Company and other defendants filed a Motion for Judgment on the Pleadings on March 18, 2024. The matter is being briefed.

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

On November 22, 2021, Defendants filed a motion to dismiss the Complaint, which was granted on September 30, 2022. Plaintiffs appealed to the First Circuit Court of Appeals and, on January 22, 2024, the Court of Appeals reversed the District Court’s dismissal and remanded the case for further proceedings. The Defendants sought a Stay of Proceedings Pending Review of a Petition for Writ of Certiorari to the United States Supreme Court. The District Court recently denied the stay and held that the defendants should request that the First Circuit recall its mandate or petition for a stay from the Supreme Court.

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

The Company moved to dismiss the Amended Complaint. On March 27, 2024, the Court dismissed Plaintiffs’ negligence and unjust enrichment claims against the Company. The Court denied the motion with respect to Plaintiffs’ breach of contract claim, concluding that development of additional information is required to assess the applicability of the limitation of liability clause contained in the Company’s terms and conditions of use. The case is proceeding accordingly.

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

The matter was timely removed to the U.S. District Court for the District of Connecticut based upon the new allegations and federal question jurisdiction. Plaintiffs moved to remand the case to state court, the matter has been briefed fully, and oral argument on the motion was held on April 16, 2024. The parties are awaiting a ruling.

Trademark Litigation

On March 12, 2024, the Company was named as a defendant in FN Herstal, et al. v. Sturm, Ruger & Company, Inc., which is pending in the U.S. District Court for the Middle District of North Carolina. The Complaint alleges that the Company’s use of the initialism “SFAR” in connection with the marketing of its Small Frame Autoloading Rifle infringes the Plaintiffs’ SCAR trademark. The Complaint alleges violations of the Lanham Act and the North Carolina Unfair and Deceptive Trade Practices Act, as well as trademark infringement under North Carolina common law. The Company believes that the allegations are meritless and is defending the action accordingly.

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

NOTE 14 - SUBSEQUENT EVENTS

On April 26, 2024, the Board of Directors authorized a dividend of 16¢ per share, for shareholders of record as of May 20, 2024, payable on June 7, 2024.

The Company has evaluated events and transactions occurring subsequent to March 30, 2024 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% and 7% of total sales for the three month periods ended March 30, 2024 and April 1, 2023, respectively. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 1% in the first quarter months of 2024 compared to the prior year period. For the same period, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 4%. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing five quarters follow:

	2024	2023
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	396,700	384,700	307,400	323,000	391,500

Total adjusted NICS Background Checks (thousands) (2)	3,983	4,742	3,284	3,654	4,168

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,
●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing five quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2024	2023
	Q1	Q4	Q3	Q2	Q1

Units Ordered	472,600	316,600	176,300	258,100	408,000

Orders Received	$198.2	$116.7	$58.8	$102.1	$156.2

Average Sales Price of Units Ordered	$419	$369	$334	$396	$383

Ending Backlog	$296.2	$229.0	$234.8	$293.7	$327.3

Average Sales Price of Ending Unit Backlog	$523	$522	$510	$496	$488

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company to plan production levels. Consequently, the Company’s overall production in the first quarter of 2024 increased 3% from the fourth quarter of 2023.

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2024	2023
	Q1	Q4	Q3	Q2	Q1

Units Ordered	472,600	316,600	176,300	258,100	408,000

Units Produced	314,500	305,200	324,500	387,400	381,000

Units Shipped	345,400	337,800	308,400	336,400	384,900

Average Sales Price of Units Shipped	$394	$383	$390	$422	$387

Ending Unit Backlog	566,000	438,800	460,000	592,100	670,400

Inventories

During the first quarter of 2024, the Company’s finished goods inventory decreased by 30,900 units and distributor inventories of the Company’s products decreased by 51,300 units.

Inventory unit data for the trailing five quarters follows:

	2024	2023
	Q1	Q4	Q3	Q2	Q1

Company Inventory	112,600	143,500	176,100	160,000	108,900
Distributor Inventory (1)	208,000	259,300	306,200	305,200	291,800

Total Inventory (2)	320,600	402,800	482,300	465,200	400,700

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	March 30, 2024	April 1, 2023	Change	% Change
Net firearms sales	$136.0	$148.9	$(12.9)	(8.7%	)

Net castings sales	0.8	0.6	0.2	45.0%

Total net sales	136.8	149.5	(12.7)	(8.5%	)

Cost of products sold	107.4	111.0	(3.6)	(3.2%	)

Gross profit	$29.4	$38.5	$(9.1)	(23.6%	)

Gross margin	21.5%	25.8%	(4.3% )	(16.7%	)

Sales of new products, including the Security-380 pistol, Super Wrangler revolver, Marlin lever-action rifles, LC Carbine, Small-Frame Autoloading Rifle, and American Centerfire Rifle Generation II represented $41.8 million or 32.0% of firearm sales in the three months ended March 30, 2024. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the three months ended March 30, 2024 is attributable to the decrease in sales, a product mix shift toward products with relatively lower margins that remain in relatively stronger demand, unfavorable deleveraging of fixed costs resulting from decreased production, and inflationary cost increases in materials, commodities, services, wages, energy, fuel and transportation.

The decrease in gross margin for the three months ended March 30, 2024 is attributable the aforementioned factors, partially offset by increased pricing.

Selling and General and Administrative Expenses

Selling and general and administrative expenses data for the three months ended (dollars in millions):

	March 30, 2024	April 1, 2023	Change	% Change
Selling expenses	$9.7	$9.2	$0.5	5.2%

General and administrative expenses	12.2	12.3	(0.1)	(0.6%	)

Total operating expenses	$21.9	$21.5	$0.4	1.9%

The increase in selling expenses for the three months ended March 30, 2024 was primarily attributable to increases in shipping costs and increased advertising and promotional activity.

The decrease in general, and administrative expenses for the three months ended March 30, 2024 was primarily attributable to decreased professional service costs and decreased incentive compensation, offset by accrued severance expense of $1.5 million related to a reduction in force that involved about 80 employees. The accrued severances are expected to be settled in cash and consist of one-time termination charges arising from severance obligations and other customary employee benefit payments in connection with a reduction in force.

The reduction in force is expected to result in approximately $9 million of annualized cash savings. This action is part of the Company’s initiatives to reallocate its resources and cost structure into prioritized areas that will drive long-term growth and improve margins. As the Company focuses on these goals, it will continue to pursue opportunities to consolidate functions and reduce or eliminate investment in areas of lower focus.

Other Income

Other income data for the three months ended (dollars in millions):

	March 30, 2024	April 1, 2023	Change	% Change

Other income	$1.5	$1.5	$—	3.1%

Other income for the three months ended March 30, 2024 was essentially unchanged as increases in interest income were offset by decreased royalty and miscellaneous income.

The Company's 2024 and 2023 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 21.7% for the three months ended March 30, 2024, a decrease from 22.4% for the three months ended April 1, 2023.

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

EBITDA was $13.5 million for the three months ended March 30, 2024, a decrease of 43.2% from $23.8 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023

Net income	$7,084	$14,350

Income tax expense	1,963	4,142
Depreciation and amortization expense	5,833	6,536
Interest income	(1,355)	(1,214)
Interest expense	17	25
EBITDA	$13,542	$23,839
EBITDA margin	9.9%	16.0%

Financial Condition

Liquidity and Capital Resources

At the end of the first quarter of 2024, the Company’s cash and short-term investments totaled $115.3 million. Pre-LIFO working capital of $274.1 million, less the LIFO reserve of $65.6 million, resulted in working capital of $208.5 million and a current ratio of 5.2 to 1.

Operations

Cash provided by operating activities was $7.3 million for the three months ended March 30, 2024, compared to $5.3 million for the comparable prior year period. The increase in cash provided in the three months ended March 30, 2024 is primarily attributable to the decrease in inventory and the decrease in prepaid expenses and other assets in the three months ended March 30, 2024, partially offset by the decrease in net income and the increase in accounts receivable in the three months ended March 30, 2024.

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

Investing and Financing

Capital expenditures for the three months ended March 30, 2024 totaled $1.8 million, an increase from $1.7 million in the comparable prior year period. In 2024, the Company expects capital expenditures related to new product introductions and upgrades to our manufacturing equipment and facilities to total approximately $15 million. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and cash equivalents.

Dividends of $4.1 million were paid during the three months ended March 30, 2024. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On April 26, 2024, the Company’s Board of Directors authorized a dividend of 16¢ per share to shareholders of record on May 20, 2024, payable on June 7, 2024. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

As of March 30, 2024, the Company had $75.3 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At March 30, 2024, the Company’s investment in this money market fund totaled $24.2 million.

During the three months ended March 30, 2024 the Company purchased 75,024 shares of its common stock for $3.2 million in the open market. The average price per share purchased was $42.89. These purchases were funded with cash on hand. As of March 30, 2024, $71.5 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2025, was unused at March 30, 2024.

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

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2023 Annual Report on Form 10-K filed on February 21, 2024, or the judgments affecting the application of those estimates and assumptions.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended March 30, 2024.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 30, 2024.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2024, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of March 30, 2024, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company has reported all cases instituted against it through December 31, 2023, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

During the three months ending March 30, 2024, one suit was formally instituted against the Company. The suit was filed in the United States District Court for the Middle District of North Carolina and is captioned FN Herstal and FN America, LLC v. Sturm, Ruger & Co., Inc.

ITEM 1A.	RISK FACTORS

During the three months ended March 30, 2024, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 30, 2024 was as follows. These purchases were funded with cash on hand.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
First Quarter 2024
January 1 to January 27	7,317	$43.42	7,317
January 28 to February 24	20,307	$42.93	20,307
February 25 to March 30	47,400	$42.79	47,400
Total	75,024	$42.89	75,024	$71,500,000

All of these purchases were made with cash held by the Company and no debt was incurred.

As of March 30, 2024, the Company was authorized by the Board of Directors to repurchase up to $100 million of the Company’s common stock under a share repurchase program announced on May 8, 2017, of which $28.5 million had been used and approximately $71.5 million remained authorized for share repurchases, in each case as of such date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase and sale of the Company’s securities by the Company’s Section 16 officers or directors for the three months ended March 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Amir P. Rosenthal (1)	Director	Adoption of Rule 10b5-1 Plan	February 27, 2024	December 31, 2024	2,750
Sarah F. Colbert (2)	Vice President of Administration	Adoption of Rule 10b5-1 Plan	March 4, 2024	February 28, 2025	6,000

(1)	Amir P. Rosenthal, a director of the Company, entered into a Rule 10b5-1 Plan on February 27, 2024. Mr. Rosenthal’s Rule 10b5-1 Plan provides for the potential sale of up to 2,750 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on December 31, 2024, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.
(2)	Sarah F. Colbert, an officer of the Company, entered into a Rule 10b5-1 Plan on March 4, 2024. Ms. Colbert’s Rule 10b5-1 Plan provides for the potential sale of up to 6,000 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on February 28, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended March 30, 2024.

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

*Filed herewith
**Furnished herewith

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 30, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 7, 2024	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer