Form 10-Q
period 2024-06-29
STURM RUGER & CO INC
filed 2024-07-31
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES MEXCHANGE ACT OF 1934

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

The number of shares outstanding of the issuer's common stock as of July 15, 2024: 16,855,149

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 29, 2024	December 31, 2023
		(Note)

Assets

Current Assets
Cash	$7,153	$15,174
Short-term investments	98,490	102,485
Trade receivables, net	56,119	59,864

Gross inventories (Note 4)	145,839	150,192
Less LIFO reserve	(66,854)	(64,262)
Less excess and obsolescence reserve	(5,653)	(6,120)
Net inventories	73,332	79,810

Prepaid expenses and other current assets	16,857	14,062
Total Current Assets	251,951	271,395

Property, plant and equipment	471,440	462,397
Less allowances for depreciation	(400,126)	(390,863)
Net property, plant and equipment	71,314	71,534

Deferred income taxes	14,727	11,976
Other assets	38,711	43,912
Total Assets	$376,703	$398,817

Note:

The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	June 29, 2024	December 31, 2023
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$29,583	$31,708
Contract liabilities with customers (Note 3)	—	149
Product liability	314	634
Employee compensation and benefits	16,692	24,660
Workers’ compensation	5,432	6,044
Total Current Liabilities	52,021	63,195

Employee compensation	1,252	1,685
Product liability accrual	61	46
Lease liability (Note 5)	1,903	2,170

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2024 – 24,467,983 issued,
17,011,666 outstanding
2023 – 24,437,020 issued,
17,458,620 outstanding	24,468	24,437
Additional paid-in capital	48,346	46,849
Retained earnings	426,551	418,058
Less: Treasury stock – at cost
2024 – 7,456,317 shares
2023 – 6,978,400 shares	(177,899)	(157,623)
Total Stockholders’ Equity	321,466	331,721
Total Liabilities and Stockholders’ Equity	$376,703	$398,817

Note:

The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Net firearms sales	$129,829	$141,853	$265,837	$290,746
Net castings sales	932	951	1,744	1,511
Total net sales	130,761	142,804	267,581	292,257

Cost of products sold	101,607	104,656	209,024	215,623

Gross profit	29,154	38,148	58,557	76,634

Operating expenses:
Selling	9,484	9,808	19,190	19,033
General and administrative	10,698	9,925	22,864	22,165
Total operating expenses	20,182	19,733	42,054	41,198

Operating income	8,972	18,415	16,503	35,436

Other income:
Interest income	1,329	1,479	2,684	2,693
Interest expense	(25)	(30)	(42)	(55)
Other income, net	179	369	357	651
Total other income, net	1,483	1,818	2,999	3,289

Income before income taxes	10,455	20,233	19,502	38,725

Income taxes	2,191	4,048	4,154	8,190

Net income and comprehensive income	$8,264	$16,185	$15,348	$30,535

Basic earnings per share	$0.48	$0.91	$0.88	$1.73

Diluted earnings per share	$0.47	$0.91	$0.87	$1.72
Weighted average number of common shares outstanding - Basic	17,343,341	17,714,471	17,388,509	17,696,579
Weighted average number of common shares outstanding - Diluted	17,618,508	17,826,205	17,615,244	17,798,521

Cash dividends per share	$0.16	$0.32	$0.39	$5.74

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2023	$24,437	$46,849	$418,058	$(157,623)	$331,721

Net income and comprehensive income			15,348		15,348

Common stock issued – compensation plans	31	(31)			—

Vesting of RSUs		(624)			(624)

Dividends paid			(6,787)		(6,787)

Unpaid dividends accrued			(68)		(68)

Recognition of stock-based compensation expense		2,152			2,152

Repurchase of 477,917 shares of common stock				(20,276)	(20,276)
Balance at June 29, 2024	$24,468	$48,346	$426,551	$(177,899)	$321,466

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	June 29, 2024	July 1, 2023

Operating Activities
Net income	$15,348	$30,535
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,137	13,046
Stock-based compensation	2,152	1,948
Excess and obsolescence inventory reserve	(467)	—
Gain on sale of assets	—	(2)
Deferred income taxes	(2,751)	(3,950)
Changes in operating assets and liabilities:
Trade receivables	3,745	12,383
Inventories	6,945	(4,423)
Trade accounts payable and accrued expenses	(2,770)	(5,654)
Contract liability with customers	(149)	(931)
Employee compensation and benefits	(8,469)	(8,882)
Product liability	(305)	199
Prepaid expenses, other assets and other liabilities	1,669	(11,285)
Income taxes payable	—	(1,171)
Cash provided by operating activities	26,085	21,813

Investing Activities
Property, plant and equipment additions	(10,414)	(4,873)
Proceeds from sale of assets	—	3
Purchases of short-term investments	(76,409)	(117,977)
Proceeds from maturities of short-term investments	80,404	150,898
Cash (used for) provided by investing activities	(6,419)	28,051

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(624)	(2,156)
Repurchase of common stock	(20,276)	—
Dividends paid	(6,787)	(101,425)
Cash used for financing activities	(27,687)	(103,581)

Decrease in cash and cash equivalents	(8,021)	(53,717)

Cash and cash equivalents at beginning of period	15,174	65,173

Cash and cash equivalents at end of period	$7,153	$11,456

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and six months ended June 29, 2024 may not be indicative of the results to be expected for the full year ending December 31, 2024. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% and 7% of total sales for the six month periods ended June 29, 2024 and July 1, 2023, respectively. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

NOTE 3 - REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three and six months ended June 29, 2024 and July 1, 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Contract liabilities with customers at beginning of period	$30	$1,113	$149	$1,031

Revenue deferred	—	11	—	212

Revenue recognized	(30)	(1,024)	(149)	(1,143)
Contract liabilities with customers at end of period	$—	$100	$—	$100

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

Inventories consist of the following:

	June 29, 2024	December 31, 2023

Inventory at FIFO
Finished products	$30,481	$30,989
Materials and work in process	115,358	119,203

Gross inventories	145,839	150,192
Less: LIFO reserve	(66,854)	(64,262)
Less: excess and obsolescence reserve	(5,653)	(6,120)
Net inventories	$73,332	$79,810

NOTE 5 - LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 29, 2024:

	Balance Sheet Line Item	June 29, 2024
Right-of-use assets	Other assets	$2,482

Operating lease liabilities

Current portion	Trade accounts payable and accrued expenses	$579

Noncurrent portion	Lease liabilities	1,903

Total operating lease liabilities		$2,482

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

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Six Months Ended
	June 29, 2024	July 1, 2023

Cash paid for amounts included in the measurement of lease liabilities	$432	$432

Cash amounts paid for short-term leases	$189	$247

Right-of-use assets obtained in exchange for lease liabilities	$—	$—

Weighted average remaining lease term (years)	7.9	8.6

Weighted average discount rate	8.0%	5.0%

The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 29, 2024:

Remainder of 2024	$401
2025	702
2026	705
2027	229
2028	160
Thereafter	960
Total undiscounted future minimum lease payments	3,157
Less: Difference between undiscounted lease payments & the present value of future lease payments	(675)
Total operating lease liabilities	$2,482

NOTE 6 - LINE OF CREDIT

On June 6, 2024, the Company amended its existing $40 million unsecured revolving line of credit agreement with a bank, which now expires January 7, 2028. Borrowings under this new facility bear interest at the applicable Secured Overnight Financing Rate (SOFR), plus 150 basis points, plus an additional adjustment of eight basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At June 29, 2024, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.0 million and $2.2 million for the three and six months ended June 29, 2024, respectively, and $1.0 million and $2.7 million for the three and six months ended July 1, 2023, respectively. The Company plans to contribute approximately $2.0 million to the plan in matching employee contributions during the remainder of 2024.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.8 million and $3.8 million for the three and six months ended June 29, 2024, respectively, and $1.6 million and $3.7 million for the three and six months ended July 1, 2023, respectively. The Company plans to contribute approximately $3.0 million in supplemental contributions to the plan during the remainder of 2024.

NOTE 8 - INCOME TAXES

The Company's 2024 and 2023 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 21.0% and 21.3% for the three and six months ended June 29, 2024, respectively. The Company’s effective income tax rate was 20.0% and 21.1% for the three and six months ended July 1, 2023, respectively.

Income tax payments totaled $9.4 million for both the three and six month periods ended June 29, 2024. Income tax payments for the three and six months ended July 1, 2023 totaled $13.5 million and $16.5 million, respectively.

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

NOTE 9 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net income	$8,264	$16,185	$15,348	$30,535

Denominator:
Weighted average number of common shares outstanding – Basic	17,343,341	17,714,471	17,388,509	17,696,579

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	275,167	111,734	226,735	101,942

Weighted average number of common shares outstanding – Diluted	17,618,508	17,826,205	17,615,244	17,798,521

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

In June 2023, the Company’s shareholders approved the 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 shares for issuance under the 2023 SIP, of which 710,000 shares remain available for future grants as of June 29, 2024. Any shares remaining from the 2017 SIP will be available for future grants under the terms of the 2023 SIP. As of June 29, 2024, approximately 120,000 shares remained unawarded from the 2017 SIP. Since the shareholder approval of the 2023 SIP, no additional awards have been or will be granted under the 2017 SIP. Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to a three-year vesting period. There were 137,516 restricted stock units issued during the six months ended June 29, 2024. Total compensation costs related to these restricted stock units are $5.9 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.1 million and $2.2 million for the three and six months ended June 29, 2024, respectively, and $1.1 million and $3.4 million for the three and six months ended July 1, 2023, respectively.

NOTE 11 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Sales
Firearms	$129,829	$141,853	$265,837	$290,746
Castings
Unaffiliated	932	951	1,744	1,511
Intersegment	8,104	8,993	16,646	17,360
	9,036	9,944	18,390	18,871
Eliminations	(8,104)	(8,993)	(16,646)	(17,360)
	$130,761	$142,804	$267,581	$292,257

Income (Loss) Before Income Taxes
Firearms	$9,465	$19,176	$17,481	$37,529
Castings	(267)	(491)	(588)	(1,598)
Corporate	1,257	1,548	2,609	2,794
	$10,455	$20,233	$19,502	$38,725

Depreciation
Firearms	$4,632	$5,675	$9,744	$11,351
Castings	435	555	890	1,108
	$5,067	$6,230	$10,634	$12,459

Capital Expenditures
Firearms	$8,490	$3,133	$10,125	$4,782
Castings	136	88	289	91
	$8,626	$3,221	$10,414	$4,873

	June 29, 2024	December 31, 2023
Identifiable Assets
Firearms	$226,759	$228,699
Castings	9,805	11,144
Corporate	140,139	158,974
	$376,703	$398,817
Goodwill
Firearms	$3,055	$3,055
Castings	209	209
	$3,264	$3,264

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and six months ended June 29, 2024 totaled $0.2 million and $0.3 million, respectively. Payments made to the NRA in the three and six months ended July 1, 2023 totaled $0.2 million and $0.3 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association.  Payments made to the NSSF in the three and six months ended June 29, 2024 totaled $0.2 million and $0.3 million, respectively. Payments made to the NSSF totaled $0.1 million in both the three and six month periods ended July 1, 2023. One of the Company’s Directors also serves on the Board of the NSSF.

NOTE 13 - CONTINGENT LIABILITIES

As of June 29, 2024, the Company was a defendant in eight (8) lawsuits and is aware of certain other claims. The lawsuits generally fall into four (4) categories: municipal litigation, breach of contract, unfair trade practices, and trademark litigation. Each is discussed in turn below.

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

On March 15, 2024, Indiana Governor Eric Holcomb signed into law HB 1235, which reserves to the State of Indiana the right to bring an action on behalf of a political subdivision against a firearm or ammunition manufacturer, trade association, seller, or dealer, concerning certain matters. The new law also prohibits a political subdivision from bringing or maintaining such an action. With the passage of this new law, the Company and other defendants filed a Motion for Judgment on the Pleadings on March 18, 2024. The motion has been briefed fully and is set for hearing on August 8, 2024.

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

On November 22, 2021, Defendants filed a motion to dismiss the Complaint, which was granted on September 30, 2022. Plaintiffs appealed to the First Circuit Court of Appeals and, on January 22, 2024, the Court of Appeals reversed the District Court’s dismissal and remanded the case for further proceedings. The Defendants filed a Petition for Writ of Certiorari seeking review by the United States Supreme Court. The Defendants also sought a stay of the proceedings pending a decision on the Petition. The District Court denied the request for a stay and held that the Defendants should request that the First Circuit recall its mandate or petition for a stay from the Supreme Court. On June 17, 2024, the Court heard argument on Ruger’s (and other Defendants’) Rule 12(b)(2) motion to dismiss for lack of personal jurisdiction. The court took the motions under advisement.

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

On December 21, 2022, the City of Rochester, New York filed a lawsuit captioned The City of Rochester v. Smith & Wesson Brands, Inc., et al. in the New York State Supreme Court for Monroe County, New York. The suit names the same defendants and makes essentially the same allegations raised in Buffalo, discussed in the preceding paragraph. Defendants timely removed the matter to the U.S. District Court for the Western District of New York.

Defendants moved to consolidate the Buffalo and Rochester cases for pretrial purposes only and also moved to stay the cases pending a decision by the Second Circuit Court of Appeals in National Shooting Sports Foundation, Inc. et al. v. James, which challenges the constitutionality of the recently enacted N.Y. Gen. Bus. Law §§ 898-a–e. On June 8, 2023, the court granted defendants’ motions and the cases were consolidated for pretrial purposes and stayed.

Breach of Contract

The Company is a defendant in Jones v. Sturm, Ruger & Co., a purported class action lawsuit arising out of a data breach at Freestyle Solutions, Inc., the vendor who was hosting the Company’s ShopRuger.com website at the time of the breach. On January 20, 2023, five Plaintiffs filed an Amended Complaint naming the Company and Freestyle Solutions, Inc. as Defendants. The Complaint alleges causes of action for negligence, breach of implied warranties, and unjust enrichment.

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

Unfair Trade Practices

Estate of Suzanne Fountain v. Sturm, Ruger & Co., Inc., was filed in Connecticut Superior Court and arises out of the criminal shootings at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. On that date, plaintiff’s decedent, Suzanne Fountain, was murdered by 21-year-old Ahmad Al Aliwi Al-Issa. The Complaint alleges that the Company’s advertising and marketing of the Ruger AR-556 pistol violate the Connecticut Unfair Trade Practices Act and were a substantial factor in bringing about the wrongful death of Suzanne Fountain.

Estate of Neven Stanisic et al. v. Sturm, Ruger & Co., Inc., was filed in Connecticut Superior Court on behalf of five plaintiffs. Like Estate of Suzanne Fountain, the claims arise from the criminal shooting at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. Plaintiffs’ decedents were murdered by Ahmad Al Aliwi Al-Issa and Plaintiffs alleged that the Company’s advertising and marketing of the Ruger AR-556 pistol violate the Connecticut Unfair Trade Practices Act and were a substantial factor in causing the wrongful death of plaintiffs’ decedents.

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

The matter was timely removed to the U.S. District Court for the District of Connecticut based upon the new allegations and federal question jurisdiction. Plaintiffs moved to remand the case to state court and, following briefing and oral argument, the matter was remanded on April 25, 2024.

On June 12, 2024, Ruger filed Motions to Dismiss the Connecticut state court cases based upon the doctrine of forum non conveniens. The parties are briefing the motion, which is scheduled for oral argument on September 9, 2024.

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

NOTE 14 - SUBSEQUENT EVENTS

On July 26, 2024, the Board of Directors authorized a dividend of 19¢ per share, for shareholders of record as of August 15, 2024, payable on August 30, 2024.

The Company has evaluated events and transactions occurring subsequent to June 29, 2024 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% and 7% of total sales for the six month periods ended June 29, 2024 and July 1, 2023, respectively. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 1% in the first half of 2024 compared to the prior year period. For the same period, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 6%. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing six quarters follow:

	2024		2023
	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	327,800	396,700	384,700	307,400	323,000	391,500

Total adjusted NICS Background Checks (thousands) (2)	3,364	3,983	4,742	3,284	3,654	4,168

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,
●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2024		2023
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	250,500	472,600	316,600	176,300	258,100	408,000

Orders Received	$99.5	$198.2	$116.7	$58.8	$102.1	$156.2

Average Sales Price of Units Ordered	$397	$419	$369	$334	$396	$383

Ending Backlog	$272.2	$296.2	$229.0	$234.8	$293.7	$327.3

Average Sales Price of Ending Unit Backlog	$567	$523	$522	$510	$496	$488

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company to plan production levels. Consequently, the Company’s overall production in the second quarter of 2024 increased 18% from the first quarter of 2024.

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2024		2023
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	250,500	472,600	316,600	176,300	258,100	408,000

Units Produced	370,400	314,500	305,200	324,500	387,400	381,000

Units Shipped	336,300	345,400	337,800	308,400	336,400	384,900

Average Sales Price of Units Shipped	$386	$394	$383	$390	$422	$387

Ending Unit Backlog	480,200	566,000	438,800	460,000	592,100	670,400

Inventories

During the first half of 2024, the Company’s finished goods inventory increased by 3,200 units and distributor inventories of the Company’s products decreased by 42,800 units.

Inventory unit data for the trailing six quarters follows:

	2024		2023
	Q2	Q1	Q4	Q3	Q2	Q1

Company Inventory	146,700	112,600	143,500	176,100	160,000	108,900
Distributor Inventory (1)	216,500	208,000	259,300	306,200	305,200	291,800

Total Inventory (2)	363,200	320,600	402,800	482,300	465,200	400,700

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	June 29, 2024	July 1, 2023	Change	% Change
Net firearms sales	$129.8	$141.9	$(12.1)	(8.5%	)

Net castings sales	1.0	0.9	0.1	(2.0%	)

Total net sales	130.8	142.8	(12.0)	(8.4%	)

Cost of products sold	101.6	104.7	(3.1)	(2.9%	)

Gross profit	$29.2	$38.1	$(8.9)	(23.6%	)

Gross margin	22.3%	26.7%	(4.4% )	(16.5%	)

The decrease in total consolidated net sales and net firearms sales for the three months ended June 29, 2024 is attributable to decreased consumer demand for firearms. Sales of new products, including the Security-380 pistol, Super Wrangler revolver, Marlin lever-action rifles, LC Carbine, Small-Frame Autoloading Rifle, and American Centerfire Rifle Generation II represented $37.9 million or 30.6% of firearm sales in the three months ended June 29, 2024. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the three months ended June 29, 2024 is attributable to unfavorable deleveraging of fixed costs resulting from decreased production, a product mix shift toward products with relatively lower margins that remain in relatively stronger demand, and the decrease in sales.

The decrease in gross margin for the three months ended June 29, 2024 is attributable to the aforementioned factors, partially offset by increased pricing.

Net sales, cost of products sold, and gross profit data for the six months ended (dollars in millions):

	June 29, 2024	July 1, 2023	Change	% Change
Net firearms sales	$265.9	$290.7	$(24.8)	(8.6%	)

Net castings sales	1.7	1.5	0.2	15.4%

Total net sales	267.6	292.2	(24.6)	(8.4%	)

Cost of products sold	209.0	215.6	(6.6)	(3.1%	)

Gross profit	$58.6	$76.6	$(18.0)	(23.6%	)

Gross margin	21.9%	26.2%	(4.3% )	(16.4%	)

The decrease in total consolidated net sales and net firearms sales for the six months ended June 29, 2024 is attributable to decreased consumer demand for firearms. Sales of new products, including the Security-380 pistol, Super Wrangler revolver, Marlin lever-action rifles, LC Carbine, Small-Frame Autoloading Rifle, and American Centerfire Rifle Generation II, represented $79.7 million or 31.3% of firearm sales in the first half of 2024. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the six months ended June 29, 2024 is attributable to unfavorable deleveraging of fixed costs resulting from decreased production, a product mix shift toward products with relatively lower margins that remain in relatively stronger demand, and the decrease in sales.

The decrease in gross margin for the six months ended June 29, 2024 is attributable to a product mix shift toward products with relatively lower margins that remain in relatively stronger demand and unfavorable deleveraging of fixed costs resulting from decreased production, partially offset by increased pricing.

Selling and General and Administrative Expenses

Selling and general and administrative expenses data for the three months ended (dollars in millions):

	June 29, 2024	July 1, 2023	Change	% Change
Selling expenses	$9.5	$9.8	$(0.3)	(3.3%	)

General and administrative expenses	10.7	9.9	0.8	7.8%

Total operating expenses	$20.2	$19.7	$0.5	2.3%

The decrease in selling expenses for the three months ended June 29, 2024 was attributable to modest reductions in several selling and marketing initiatives.

The increase in general, and administrative expenses for the three months ended June 29, 2024 was primarily attributable to increased professional service costs.

Selling and general and administrative expenses data for the six months ended (dollars in millions):

	June 29, 2024	July 1, 2023	Change	% Change
Selling expenses	$19.2	$19.0	$0.2	0.8%

General and administrative expenses	22.9	22.2	0.7	3.2%

Total operating expenses	$42.1	$41.2	$0.9	2.1%

Selling expenses for the six months ended June 29, 2024 was consistent with the prior year period.

The increase in general, and administrative expenses for the six months ended June 29, 2024 was primarily attributable to accrued severances of $1.5 million taken in the first quarter of 2024 related to a reduction in force involving approximately 80 employees, largely offset by decreased incentive compensation expenses. The aforementioned accrued severances are expected to be settled in cash and consist of one-time termination charges arising from severance obligations and other customary employee benefit payments in connection with a reduction in force.

The reduction in force is expected to result in approximately $9 million of annualized cash savings. This action is part of the Company’s initiatives to reallocate its resources and cost structure into prioritized areas that will drive long-term growth and improve margins. As the Company focuses on these goals, it will continue to pursue opportunities to reduce or eliminate investment in areas of lower focus.

Other Income

Other income data for the three months ended (dollars in millions):

	June 29, 2024	July 1, 2023	Change	% Change

Other income	$1.5	$1.8	$(0.3)	(18.4%	)

The decrease in other income for the three months ended June 29, 2024 was attributable to decreased interest income and miscellaneous income.

Other income data for the six months ended (dollars in millions):

	June 29, 2024	July 1, 2023	Change	% Change

Other income	$3.0	$3.3	$(0.3)	(8.8%	)

The decrease in other income for the six months ended June 29, 2024 was the result of decreases in interest income and miscellaneous income.

Income Taxes and Net Income

The Company's 2024 and 2023 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 21.0% and 21.3% for the three and six months ended June 29, 2024, respectively. The Company’s effective income tax rate was 20.0% and 21.1% for the three and six months ended July 1, 2023, respectively.

As a result of the foregoing factors, consolidated net income was $8.3 million for the three months ended June 29, 2024, a decrease of 48.9% from $16.2 million in the comparable prior year period.

Consolidated net income was $15.3 million for the six months ended June 29, 2024, a decrease of 49.7% from $30.5 million in the comparable prior year period.

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

EBITDA was $14.5 million for the three months ended June 29, 2024, a decrease of 42.9% from $25.3 million in the comparable prior year period.

For the six months ended June 29, 2024 EBITDA was $28.0 million, a decrease of 43.0% from $49.1 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Net income	$8,264	$16,185	$15,348	$30,535

Income tax expense	2,191	4,048	4,154	8,190
Depreciation and amortization expense	5,304	6,510	11,137	13,046
Interest income	(1,329)	(1,479)	(2,684)	(2,693)
Interest expense	25	30	42	55
EBITDA	$14,455	$25,294	$27,997	$49,133
EBITDA margin	11.1%	17.7%	10.5%	16.8%
Net income margin	6.3%	11.3%	5.7%	10.4%

Financial Condition

Liquidity and Capital Resources

At the end of the second quarter of 2024, the Company’s cash and short-term investments totaled $105.6 million. Pre-LIFO working capital of $266.8 million, less the LIFO reserve of $66.9 million, resulted in working capital of $199.9 million and a current ratio of 4.8 to 1.

Operations

Cash provided by operating activities was $26.1 million for the six months ended June 29, 2024, compared to $21.8 million for the comparable prior year period. The increase in cash provided in the six months ended June 29, 2024 is primarily attributable to decreases in inventory and prepaid expenses and other assets in the six months ended June 29, 2024, partially offset by the decrease in net income in the six months ended June 29, 2024.

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

Investing and Financing

Capital expenditures for the six months ended June 29, 2024 totaled $10.4 million, an increase from $4.9 million in the comparable prior year period. In 2024, the Company expects capital expenditures related to new product introductions and upgrades to our manufacturing equipment and facilities to total approximately $20 million. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the projected amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and cash equivalents.

Dividends of $6.7 million were paid during the six months ended June 29, 2024. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On July 26, 2024, the Company’s Board of Directors authorized a dividend of 19¢ per share to shareholders of record on August 15, 2024, payable on August 30, 2024. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

As of June 29, 2024, the Company had $76.4 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At June 29, 2024, the Company’s investment in this money market fund totaled $22.1 million.

During the six months ended June 29, 2024 the Company purchased 477,917 shares of its common stock for $20.3 million in the open market. The average price per share purchased was $42.41. These purchases were funded with cash on hand. As of June 29, 2024, $54.4 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2028, was unused at June 29, 2024.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended June 29, 2024.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 29, 2024.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2024, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of June 29, 2024, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company has reported all cases instituted against it through March 29, 2024, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending June 29, 2024.

During the three months ending June 29, 2024, the Company resolved the previously reported cases of Jennifer Laws v. Sturm, Ruger & Co., Inc. and Rossiter v. Sturm, Ruger, et al.

ITEM 1A.	RISK FACTORS

During the three months ended June 29, 2024, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the six months ended June 29, 2024 was as follows. These purchases were funded with cash on hand.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
First Quarter 2024
January 1 to January 27	7,317	$43.42	7,317
January 28 to February 24	20,307	$42.93	20,307
February 25 to March 30	47,400	$42.79	47,400
Second Quarter 2024
March 31 to April 27	—	—	—
April 28 to May 25	28,924	$42.92	28,294
May 26 to June 29	373,969	$42.27	373,969
Total	477,917	$42.41	477,917	$54,400,000

All of these purchases were made with cash held by the Company and no debt was incurred.

As of June 29, 2024, the Company was authorized by the Board of Directors to repurchase up to $100 million of the Company’s common stock under a share repurchase program announced on May 8, 2017, of which $45.6 million had been used and approximately $54.4 million remained authorized for share repurchases, in each case as of such date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase and sale of the Company’s securities by the Company’s Section 16 officers or directors for the three months ended June 29, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Christopher J. Killoy (1)	President and Chief Executive Officer	Adoption of Rule 10b5-1 Plan	May 13, 2024	February 25, 2025	22,612
Kevin B. Reid, Sr. (2)	Vice President and General Counsel	Adoption of Rule 10b5-1 Plan	May 13, 2024	May 1, 2025	10,000

(1)	Christopher J. Killoy, an officer of the Company, entered into a Rule 10b5-1 Plan on May 13, 2024. Mr. Killoy’s Rule 10b5-1 Plan provides for the potential sale of up to 22,612 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on February 25, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.
(2)	Kevin B. Reid, Sr., an officer of the Company, entered into a Rule 10b5-1 Plan on May 13, 2024. Mr. Reid’s Rule 10b5-1 Plan provides for the potential sale of up to 10,000 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on May 1, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended June 29, 2024.

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

*Filed herewith
**Furnished herewith

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 29, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: July 31, 2024	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer