Form 10-Q
period 2024-09-28
STURM RUGER & CO INC
filed 2024-10-30
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

or

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

The number of shares outstanding of the issuer's common stock as of October 15, 2024: 16,790,824

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	September 28, 2024	December 31, 2023
		(Note)

Assets

Current Assets
Cash	$7,522	$15,174
Short-term investments	88,455	102,485
Trade receivables, net	60,157	59,864

Gross inventories (Note 4)	150,460	150,192
Less LIFO reserve	(68,265)	(64,262)
Less excess and obsolescence reserve	(6,159)	(6,120)
Net inventories	76,036	79,810

Prepaid expenses and other current assets	14,944	14,062
Total Current Assets	247,114	271,395

Property, plant and equipment	474,501	462,397
Less allowances for depreciation	(401,972)	(390,863)
Net property, plant and equipment	72,529	71,534

Deferred income taxes	14,918	11,976
Other assets	38,893	43,912
Total Assets	$373,454	$398,817

Note:

The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	September 28, 2024	December 31, 2023
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$31,495	$31,708
Contract liabilities with customers (Note 3)	—	149
Product liability	270	634
Employee compensation and benefits	17,413	24,660
Workers’ compensation	5,792	6,044
Total Current Liabilities	54,970	63,195

Employee compensation	1,712	1,685
Product liability accrual	61	46
Lease liability (Note 5)	1,766	2,170

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2024 – 24,467,983 issued,
16,790,824 outstanding
2023 – 24,437,020 issued,
17,458,620 outstanding	24,468	24,437
Additional paid-in capital	49,441	46,849
Retained earnings	428,014	418,058
Less: Treasury stock – at cost
2024 – 7,677,159 shares
2023 – 6,978,400 shares	(186,978)	(157,623)
Total Stockholders’ Equity	314,945	331,721
Total Liabilities and Stockholders’ Equity	$373,454	$398,817

Note:

The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Net firearms sales	$121,512	$120,368	$387,349	$411,114
Net castings sales	775	525	2,519	2,036
Total net sales	122,287	120,893	389,868	413,150

Cost of products sold	99,615	96,165	308,639	311,788

Gross profit	22,672	24,728	81,229	101,362

Operating expenses:
Selling	8,998	8,669	28,188	27,702
General and administrative	9,932	9,733	32,796	31,898
Total operating expenses	18,930	18,402	60,984	59,600

Operating income	3,742	6,326	20,245	41,762

Other income:
Interest income	1,155	1,454	3,839	4,147
Interest expense	(24)	(122)	(66)	(177)
Other income, net	392	431	749	1,082
Total other income, net	1,523	1,763	4,522	5,052

Income before income taxes	5,265	8,089	24,767	46,814

Income taxes	527	658	4,681	8,848

Net income and comprehensive income	$4,738	$7,431	$20,086	$37,966

Basic earnings per share	$0.28	$0.42	$1.17	$2.14

Diluted earnings per share	$0.28	$0.42	$1.15	$2.13

Weighted average number of common shares outstanding - Basic	16,847,866	17,722,682	17,207,632	17,705,280

Weighted average number of common shares outstanding - Diluted	17,137,065	17,889,089	17,455,265	17,828,710

Cash dividends per share	$0.19	$0.36	$0.58	$6.10

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2023	$24,437	$46,849	$418,058	$(157,623)	$331,721

Net income and comprehensive income			20,086		20,086

Common stock issued – compensation plans	31	(31)			—

Vesting of RSUs		(624)			(624)

Dividends paid			(9,990)		(9,990)

Unpaid dividends accrued			(140)		(140)

Recognition of stock-based compensation expense		3,247			3,247

Repurchase of 698,759 shares of common stock				(29,355)	(29,355)
Balance at September 28, 2024	$24,468	$49,441	$428,014	$(186,978)	$314,945

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023

Operating Activities
Net income	$20,086	$37,966
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,941	19,576
Stock-based compensation	3,247	2,968
Excess and obsolescence inventory reserve	39	—
Gain on sale of assets	—	(4)
Deferred income taxes	(2,942)	(4,058)
Changes in operating assets and liabilities:
Trade receivables	(293)	5,550
Inventories	3,735	(14,278)
Trade accounts payable and accrued expenses	(514)	(5,967)
Contract liability with customers	(149)	405
Employee compensation and benefits	(7,360)	(8,129)
Product liability	(349)	144
Prepaid expenses, other assets and other liabilities	3,042	(15,704)
Income taxes payable	—	(1,171)
Cash provided by operating activities	35,483	17,298

Investing Activities
Property, plant and equipment additions	(17,196)	(11,637)
Proceeds from sale of assets	—	5
Purchases of short-term investments	(100,993)	(141,410)
Proceeds from maturities of short-term investments	115,023	194,091
Cash (used for) provided by investing activities	(3,166)	41,049

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(624)	(2,156)
Repurchase of common stock	(29,355)	—
Dividends paid	(9,990)	(107,805)
Cash used for financing activities	(39,969)	(109,961)

Decrease in cash and cash equivalents	(7,652)	(51,614)

Cash and cash equivalents at beginning of period	15,174	65,173

Cash and cash equivalents at end of period	$7,522	$13,559

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine months ended September 28, 2024 may not be indicative of the results to be expected for the full year ending December 31, 2024. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% and 7% of total sales for the nine month periods ended September 28, 2024 and September 30, 2023, respectively. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

NOTE 3 - REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three and nine months ended September 28, 2024 and September 30, 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Contract liabilities with customers at beginning of period	$—	$100	$149	$1,031

Revenue deferred	—	1,468	—	1,680

Revenue recognized	—	(132)	(149)	(1,275)

Contract liabilities with customers at end of period	$—	$1,436	$—	$1,436

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

Inventories consist of the following:

	September 28, 2024	December 31, 2023

Inventory at FIFO
Finished products	$29,987	$30,989
Materials and work in process	120,473	119,203

Gross inventories	150,460	150,192
Less: LIFO reserve	(68,265)	(64,262)
Less: excess and obsolescence reserve	(6,159)	(6,120)
Net inventories	$76,036	$79,810

NOTE 5 - LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of September 28, 2024:

	Balance Sheet Line Item	September 28, 2024

Right-of-use assets	Other assets	$2,328

Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$562
Noncurrent portion	Lease liabilities	1,766

Total operating lease liabilities		$2,328

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

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Nine Months Ended
	September 28, 2024	September 29, 2023

Cash paid for amounts included in the measurement of lease liabilities	$432	$432

Cash amounts paid for short-term leases	$507	$247

Right-of-use assets obtained in exchange for lease liabilities	$—	$—

Weighted average remaining lease term (years)	7.6	8.6

Weighted average discount rate	8.0%	5.0%

The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of September 28, 2024:

Remainder of 2024	$201
2025	702
2026	705
2027	229
2028	160
Thereafter	960
Total undiscounted future minimum lease payments	2,957
Less: Difference between undiscounted lease payments & the present value of future lease payments	(629)
Total operating lease liabilities	$2,328

NOTE 6 - LINE OF CREDIT

On June 6, 2024, the Company amended its existing $40 million unsecured revolving line of credit agreement with a bank, which now expires January 7, 2028. Borrowings under this new facility bear interest at the applicable Secured Overnight Financing Rate (SOFR), plus 150 basis points, plus an additional adjustment of eight basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At September 28, 2024, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $0.9 million and $3.1 million for the three and nine months ended September 28, 2024, respectively, and $1.0 million and $3.7 million for the three and nine months ended September 30, 2023, respectively. The Company plans to contribute approximately $1.0 million to the plan in matching employee contributions during the remainder of 2024.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.5 million and $5.3 million for the three and nine months ended September 28, 2024, respectively, and $1.6 million and $5.3 million for the three and nine months ended September 30 , 2023, respectively. The Company plans to contribute approximately $1.5 million in supplemental contributions to the plan during the remainder of 2024.

NOTE 8 - INCOME TAXES

The Company's 2024 and 2023 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 10.0% and 18.9% for the three and nine months ended September 28, 2024, respectively. The Company’s effective income tax rate was 8.1% and 18.9% for the three and nine months ended September 30, 2023, respectively.

Income tax payments totaled $1.1 million and $10.6 million for the three and nine month periods ended September 28, 2024, respectively. Income tax payments for the three and nine months ended September 30, 2023 totaled $7.3 million and $23.8 million, respectively.

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

NOTE 9 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net income	$4,738	$7,431	$20,086	$37,966

Denominator:
Weighted average number of common shares outstanding – Basic	16,847,866	17,722,682	17,207,632	17,705,280

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	289,199	166,407	247,633	123,430

Weighted average number of common shares outstanding – Diluted	17,137,065	17,889,089	17,455,265	17,828,710

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

In June 2023, the Company’s shareholders approved the 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 shares for issuance under the 2023 SIP, of which 710,000 shares remain available for future grants as of September 28, 2024. Any shares remaining from the 2017 SIP will be available for future grants under the terms of the 2023 SIP. As of September 28, 2024, approximately 120,000 shares remained unawarded from the 2017 SIP. Since the shareholder approval of the 2023 SIP, no additional awards have been or will be granted under the 2017 SIP. Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to a three-year vesting period. There were 137,516 restricted stock units issued during the nine months ended September 28, 2024. Total compensation costs related to these restricted stock units are $5.9 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.7 million and $4.6 million for the three and nine months ended September 28, 2024, respectively, and $1.6 million and $5.0 million for the three and nine months ended September 30, 2023, respectively.

NOTE 11 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Sales
Firearms	$121,512	$120,368	$387,349	$411,114
Castings
Unaffiliated	775	525	2,519	2,036
Intersegment	7,376	7,947	24,022	25,307
	8,151	8,472	26,541	27,343
Eliminations	(7,376)	(7,947)	(24,022)	(25,307)
	$122,287	$120,893	$389,868	$413,150

Income (Loss) Before Income Taxes
Firearms	$4,237	$6,108	$21,718	$43,637
Castings	(296)	420	(884)	(1,178)
Corporate	1,324	1,561	3,933	4,355
	$5,265	$8,089	$24,767	$46,814

Depreciation
Firearms	$5,074	$5,676	$14,818	$17,027
Castings	473	553	1,363	1,661
	$5,547	$6,229	$16,181	$18,688

Capital Expenditures
Firearms	$6,704	$6,674	$16,829	$11,456
Castings	78	90	367	181
	$6,782	$6,764	$17,196	$11,637

	September 28, 2024	December 31, 2023
Identifiable Assets
Firearms	$231,342	$228,699
Castings	9,637	11,144
Corporate	132,475	158,974
	$373,454	$398,817
Goodwill
Firearms	$3,055	$3,055
Castings	209	209
	$3,264	$3,264

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and nine months ended September 28, 2024 totaled $0.1 million and $0.5 million, respectively. Payments made to the NRA in the three and nine months ended September 30, 2023 totaled $0.1 million and $0.4 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association.  Payments made to the NSSF in the three and nine months ended September 28, 2024 totaled $0.1 million and $0.3 million, respectively. Payments made to the NSSF in the three and nine months ended September 30, 2023 totaled $0.1 million and $0.3 million, respectively. One of the Company’s Directors also serves on the Board of the NSSF.

NOTE 13 - CONTINGENT LIABILITIES

As of September 28, 2024, the Company was a defendant in eight (8) lawsuits and is aware of certain other claims. The lawsuits generally fall into four (4) categories: municipal litigation, breach of contract, unfair trade practices, and trademark litigation. Each is discussed in turn below.

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

On March 15, 2024, Indiana Governor Eric Holcomb signed into law HB 1235, which reserves to the State of Indiana the right to bring an action on behalf of a political subdivision against a firearm or ammunition manufacturer, trade association, seller, or dealer, concerning certain matters. The new law also prohibits a political subdivision from bringing or maintaining such an action. With the passage of this new law, the Company and other defendants filed a Motion for Judgment on the Pleadings on March 18, 2024. On August 12, 2024, the Court denied Defendants’ motion. The Defendants then sought to certify the Order for appeal, which was granted. On October 2, 2024, Defendants filed a motion with the Indiana Court of Appeals to accept jurisdiction over the interlocutory appeal, which is being briefed. On October 16, 2024, the trial court entered an Order staying all proceeding pending the interlocutory appeal.

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

The Defendants filed a Petition for Writ of Certiorari seeking review by the United States Supreme Court. The Defendants also sought a stay of the proceedings pending a decision on the Petition. The District Court denied the request for a stay and held that the Defendants should request that the First Circuit recall its mandate or petition for a stay from the Supreme Court. On June 17, 2024, the Court heard argument on Ruger’s (and other Defendants’) Rule 12(b)(2) motion to dismiss for lack of personal jurisdiction. On August 7, 2024, the Court granted the motions, dismissing Ruger and some of the other Defendants from the case. Subsequently, the Supreme Court granted the Defendants’ Petition for Writ of Certiorari. With the dismissal of Ruger and other Defendants on personal jurisdiction grounds, the remaining Defendants will prosecute the appeal before the Supreme Court.

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

On June 12, 2024, Ruger filed Motions to Dismiss the Connecticut state court cases based upon the doctrine of forum non conveniens. Following oral argument on September 9, 2024, the Court allowed Plaintiffs limited, additional discovery and requested further briefing on the matter. That effort is ongoing.

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

Summary of Claimed Damages and Explanation of Product Liability Accruals

Punitive damages, as well as compensatory damages, are demanded in certain of the lawsuits and claims. In many instances, the plaintiff does not seek a specified amount of money, though aggregate amounts ultimately sought may exceed product liability accruals and applicable insurance coverage. For product liability claims made between July 10, 2000 and August 31, 2024, coverage is provided on an annual basis for losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain new claims which might be brought by governments or municipalities after July 10, 2000, which are excluded from coverage. Insurance coverage was not renewed with incumbent carriers effective September 1, 2024. Rather, the Company established a wholly-owned captive insurance company for claims made on or after September 1, 2024.

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

NOTE 14 - SUBSEQUENT EVENTS

On October 25, 2024, the Board of Directors authorized a dividend of 11¢ per share, for shareholders of record as of November 13, 2024, payable on November 27, 2024.

The Company has evaluated events and transactions occurring subsequent to September 28, 2024 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% and 7% of total sales for the nine month periods ended September 28, 2024 and September 30, 2023, respectively. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 4% in the first nine months of 2024 compared to the prior year period. For the same period, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 3%. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing seven quarters follow:

	2024			2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	336,300	327,800	396,700	384,700	307,400	323,000	391,500

Total adjusted NICS Background Checks (thousands) (2)	3,432	3,364	3,983	4,742	3,284	3,654	4,168

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,
●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2024			2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	316,900	250,500	472,600	316,600	176,300	258,100	408,000

Orders Received	$109.4	$99.5	$198.2	$116.7	$58.8	$102.1	$156.2

Average Sales Price of Units Ordered	$345	$397	$419	$369	$334	$396	$383

Ending Backlog	$268.7	$272.2	$296.2	$229.0	$234.8	$293.7	$327.3

Average Sales Price of Ending Unit Backlog	$572	$567	$523	$522	$510	$496	$488

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company to plan production levels. The Company’s overall production in the third quarter of 2024 decreased 11% from the second quarter of 2024.

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2024			2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	316,900	250,500	472,600	316,600	176,300	258,100	408,000

Units Produced	330,300	370,400	314,500	305,200	324,500	387,400	381,000

Units Shipped	327,400	336,300	345,400	337,800	308,400	336,400	384,900

Average Sales Price of Units Shipped	$371	$386	$394	$383	$390	$422	$387

Ending Unit Backlog	469,700	480,200	566,000	438,800	460,000	592,100	670,400

Inventories

During the third quarter of 2024, the Company’s finished goods inventory increased by 2,900 units and distributor inventories of the Company’s products decreased by 8,900 units.

Inventory unit data for the trailing seven quarters follows:

	2024			2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Company Inventory	149,600	146,700	112,600	143,500	176,100	160,000	108,900
Distributor Inventory (1)	207,600	216,500	208,000	259,300	306,200	305,200	291,800

Total Inventory (2)	357,200	363,200	320,600	402,800	482,300	465,200	400,700

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	September 28, 2024	September 30, 2023	Change		% Change
Net firearms sales	$121.5	$120.4	$1.1		1.0%

Net castings sales	0.8	0.5	0.3		47.6%

Total net sales	122.3	120.9	1.4		1.2%

Cost of products sold	99.6	96.2	3.4		3.6%

Gross profit	$22.7	$24.7	$(2.0)		(8.3%	)

Gross margin	18.5%	20.5%	(2.0%	)	(9.8%	)

The increase in total consolidated net sales and net firearms sales for the three months ended September 28, 2024 is attributable to strong demand for certain of the Commpany’s firearms. Sales of new products, including the Security-380 pistol, Super Wrangler revolver, Marlin lever-action rifles, LC Carbine, Small-Frame Autoloading Rifle, and American Centerfire Rifle Generation II represented $35.5 million or 31.0% of firearm sales in the three months ended September 28, 2024. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the three months ended September 28, 2024 is attributable to unfavorable deleveraging of fixed costs resulting from decreased production and a product mix shift toward products with relatively lower margins that remain in relatively stronger demand.

The decrease in gross margin for the three months ended September 28, 2024 is attributable to the aforementioned factors, partially offset by increased pricing.

Net sales, cost of products sold, and gross profit data for the nine months ended (dollars in millions):

	September 28, 2024	September 30, 2023	Change	% Change
Net firearms sales	$387.4	$411.1	$(23.7)	(5.8%	)

Net castings sales	2.5	2.1	0.4	23.7%

Total net sales	389.9	413.2	(23.3)	(5.6%	)

Cost of products sold	308.7	311.8	(3.1)	(1.0%	)

Gross profit	$81.2	$101.4	$(20.2)	(19.9%	)

Gross margin	20.8%	24.5%	(3.7% )	(15.1%	)

The decrease in total consolidated net sales and net firearms sales for the nine months ended September 28, 2024 is attributable to decreased consumer demand for firearms. Sales of new products, including the Security-380 pistol, Super Wrangler revolver, Marlin lever-action rifles, LC Carbine, Small-Frame Autoloading Rifle, and American Centerfire Rifle Generation II, represented $113.3 million or 31.2% of firearm sales in the first nine months of 2024. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the nine months ended September 28, 2024 is attributable to unfavorable deleveraging of fixed costs resulting from decreased production, a product mix shift toward products with relatively lower margins that remain in relatively stronger demand, and the decrease in sales.

The decrease in gross margin for the nine months ended September 28, 2024 is attributable to the aforementioned factors, partially offset by increased pricing.

Selling and General and Administrative Expenses

Selling and general and administrative expenses data for the three months ended (dollars in millions):

	September 28, 2024	September 30, 2023	Change	% Change
Selling expenses	$9.0	$8.7	$0.3	3.8%

General and administrative expenses	9.9	9.7	0.2	2.0%

Total operating expenses	$18.9	$18.4	$0.5	2.9%

The increase in selling expenses for the three months ended September 28, 2024 was attributable to increased spending on advertising, partially offset by modest reductions in several selling and marketing initiatives.

The increase in general and administrative expenses for the three months ended September 28, 2024 was primarily attributable to increased professional service costs.

Selling and general and administrative expenses data for the nine months ended (dollars in millions):

	September 28, 2024	September 30, 2023	Change	% Change
Selling expenses	$28.2	$27.7	$0.5	1.8%

General and administrative expenses	32.8	31.9	0.9	2.8%

Total operating expenses	$61.0	$59.6	$1.4	2.3%

The increase in selling expenses for the nine months ended September 28, 2024 was attributable increased spending on advertising, partially offset by modest reductions in several selling and marketing initiatives.

The increase in general and administrative expenses for the nine months ended September 28, 2024 was primarily attributable to accrued severances of $1.5 million taken in the first quarter of 2024 related to a reduction in force involving approximately 80 employees, partially offset by decreased incentive compensation expenses. The aforementioned accrued severances are expected to be settled in cash and consist of one-time termination charges arising from severance obligations and other customary employee benefit payments in connection with a reduction in force.

The reduction in force is expected to result in approximately $9 million of annualized cash savings. This action is part of the Company’s initiatives to reallocate its resources and cost structure into prioritized areas that will drive long-term growth and improve margins.

Other Income

Other income data for the three months ended (dollars in millions):

	September 28, 2024	September 30, 2023	Change	% Change

Other income	$1.5	$1.8	$(0.3)	(13.6%	)

The decrease in other income for the three months ended September 28, 2024 was attributable to decreased interest income.

Other income data for the nine months ended (dollars in millions):

	September 28, 2024	September 30, 2023	Change	% Change

Other income	$4.5	$5.1	$(0.6)	(10.5%	)

The decrease in other income for the nine months ended September 28, 2024 was the result of decreases in interest income and miscellaneous income.

Income Taxes and Net Income

The Company's 2024 and 2023 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 10.0% and 18.9% for the three and nine months ended September 28, 2024, respectively. The Company’s effective income tax rate was 8.1% and 18.9% for the three and nine months ended September 30, 2023, respectively.

As a result of the foregoing factors, consolidated net income was $4.7 million for the three months ended September 28, 2024, a decrease of 36.2% from $7.4 million in the comparable prior year period.

Consolidated net income was $20.1 million for the nine months ended September 28, 2024, a decrease of 47.1% from $38.0 million in the comparable prior year period.

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

EBITDA was $9.9 million for the three months ended September 28, 2024, a decrease of 25.2% from $13.3 million in the comparable prior year period.

For the nine months ended September 28, 2024 EBITDA was $37.9 million, a decrease of 39.2% from $62.4 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Net income	$4,738	$7,431	$20,086	$37,966

Income tax expense	527	658	4,681	8,848
Depreciation and amortization expense	5,804	6,530	16,941	19,576
Interest income	(1,155)	(1,454)	(3,839)	(4,147)
Interest expense	24	122	66	177
EBITDA	$9,938	$13,287	$37,935	$62,420
EBITDA margin	8.1%	11.0%	9.7%	15.1%
Net income margin	3.9%	6.1%	5.2%	9.2%

Financial Condition

Liquidity and Capital Resources

At the end of the third quarter of 2024, the Company’s cash and short-term investments totaled $96.0 million. Pre-LIFO working capital of $260.4 million, less the LIFO reserve of $68.3 million, resulted in working capital of $192.1 million and a current ratio of 4.5 to 1.

Operations

Cash provided by operating activities was $35.5 million for the nine months ended September 28, 2024, compared to $1.3 million for the comparable prior year period. The increase in cash provided in the nine months ended September 28, 2024 is primarily attributable to decreases in inventory and prepaid expenses and other assets in the nine months ended September 28, 2024, partially offset by the decrease in net income in the nine months ended September 28, 2024.

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

Investing and Financing

Capital expenditures for the nine months ended September 28, 2024 totaled $17.2 million, an increase from $11.6 million in the comparable prior year period. In 2024, the Company expects capital expenditures related to new product introductions and upgrades to our manufacturing equipment and facilities to total approximately $20 million. Actual capital expenditures could vary significantly from the projected amount due to the timing of capital projects. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and cash equivalents.

Dividends of $10.0 million were paid during the nine months ended September 28, 2024. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On October 25, 2024, the Company’s Board of Directors authorized a dividend of 11¢ per share to shareholders of record on November 13, 2024, payable on November 27, 2024. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

As of September 28, 2024, the Company had $61.5 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At September 28, 2024, the Company’s investment in this money market fund totaled $27.0 million.

During the nine months ended September 28, 2024 the Company purchased 698,759 shares of its common stock for $29.3 million in the open market. The average price per share purchased was $41.99. These purchases were funded with cash on hand. As of September 28, 2024, $45.3 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2028, was unused at September 28, 2024.

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

The Company self-insures a significant amount of its product liability, workers’ compensation, medical, and other insurance. It also carries significant deductible amounts on various insurance policies. In September 2024, the Company did not renew its product liability coverage with its incumbent carriers and established a wholly-owned captive insurance company for claims made on or after September 1, 2024.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended September 28, 2024.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 28, 2024.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2024, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of September 28, 2024, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company has reported all cases instituted against it through June 29, 2024, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending September 28, 2024.

ITEM 1A.	RISK FACTORS

During the three months ended September 28, 2024, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the nine months ended September 28, 2024 was as follows. These purchases were funded with cash on hand.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
First Quarter 2024
January 1 to January 27	7,317	$43.42	7,317
January 28 to February 24	20,307	$42.93	20,307
February 25 to March 30	47,400	$42.79	47,400
Second Quarter 2024
March 31 to April 27	—	—	—
April 28 to May 25	28,924	$42.92	28,924
May 26 to June 29	373,969	$42.27	373,969
Third Quarter 2024
June 30 to July 27	156,517	$41.27	156,517
July 28 to August 24	—	—	—
August 25 to September 28	64,325	$40.66	64,325
Total	698,759	$41.99	698,759	$45,300,000

All of these purchases were made with cash held by the Company and no debt was incurred.

As of September 28, 2024, the Company was authorized by the Board of Directors to repurchase up to $100 million of the Company’s common stock under a share repurchase program announced on May 8, 2017, of which $54.7 million had been used and approximately $45.3 million remained authorized for share repurchases, in each case as of such date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase and sale of the Company’s securities by the Company’s Section 16 officers or directors for the three months ended September 28, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Amir P. Rosenthal (1)	Director	Adoption of Rule 10b5-1 Plan	August 6, 2024	May 30, 2025	1,000

(1)	Amir P. Rosenthal, a director of the Company, entered into a Rule 10b5-1 Plan on August 6, 2024. Mr. Rosenthal’s Rule 10b5-1 Plan provides for the potential sale of up to 1,000 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on May 30, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended September 28, 2024.

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

*Filed herewith
**Furnished herewith

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: October 30, 2024	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer