Form 10-K
period 2024-12-31
STURM RUGER & CO INC
filed 2025-02-19
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2024:

Common Stock, $1 par value - $771,970,000

The number of shares outstanding of the registrant's common stock as of February 10, 2025: Common Stock, $1 par value –16,762,100, shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders to be held May 29, 2025 are incorporated by reference into Part III (Items 10 through 14) of this Report.

EXPLANATORY NOTE:

In this Annual Report on Form 10-K, Sturm, Ruger & Company, Inc. and Subsidiaries (the “Company”) makes forward-looking statements and projections concerning future expectations. Such statements are based on current expectations and are subject to certain qualifying risks and uncertainties, such as market demand, sales levels of firearms, anticipated castings sales and earnings, the need for external financing for operations or capital expenditures, the results of pending litigation against the Company, the impact of future firearms control and environmental legislation, and accounting estimates, any one or more of which could cause actual results to differ materially from those projected. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made or to reflect the occurrence of subsequent unanticipated events.

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. and Subsidiaries (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the year ended December 31, 2024 were from the firearms segment, with less than 1% from the castings segment. Export sales represent approximately 5% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

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

For the years ended December 31, 2024, 2023, and 2022, net sales attributable to the Company's firearms operations were $533.6 million, $540.7 million and $593.3 million. The balance of the Company's net sales for the aforementioned periods was attributable to its castings operations.

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

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Net sales of rifles by the Company accounted for $310.2 million, $306.8 million, and $305.4 million of total net sales for the years 2024, 2023, and 2022, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Net sales of pistols by the Company accounted for $135.3 million, $131.4 million, and $184.7 million of revenues for the years 2024, 2023, and 2022, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Net sales of revolvers by the Company accounted for $54.8 million, $72.5 million, and $70.0 million of revenues for the years 2024, 2023, and 2022, respectively.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for $33.3 million, $30.0 million, and $33.2 million of total net sales for the years 2024, 2023, and 2022, respectively.

Castings Products

Net sales attributable to the Company’s casting operations (excluding intercompany transactions) accounted for $3.0 million, $3.0 million, and $2.6 million, for 2024, 2023, and 2022, respectively. These sales represented less than 1% of total net sales in each year.

Manufacturing

Firearms

The Company produces some of its pistol models, most of its revolvers, and some of its rifle models at the Newport, New Hampshire facility. One model of revolver, one model of rifle, and most of the Company’s pistols are produced at the Prescott, Arizona facility. Some rifle models and pistol models are produced at the Mayodan, North Carolina facility.

Many of the basic metal component parts of the firearms manufactured by the Company are produced by the Company's castings segment through precision investment casting and metal injection molding. See "Manufacturing- Investment Castings and Metal Injected Moldings" below for a description of these processes. The Company believes that investment castings and MIM parts provide greater design flexibility and result in component parts which are generally close to their ultimate shape and, therefore, require less machining than processes requiring machining a solid billet of metal to obtain a part. Through the use of investment castings and MIM parts, the Company endeavors to produce durable and less costly component parts for its firearms.

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

In 2024, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s – 28%; Sports South - 18%; and Davidson’s - 16%.

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

The Company also exports its firearms through a network of selected commercial distributors and directly to certain foreign customers, consisting primarily of law enforcement agencies and foreign governments. Foreign sales were 5%, 6%, and 6% of the Company’s consolidated net sales for 2024, 2023, and 2022, respectively.

Investment Castings and Metal Injection Moldings

The castings segment provides castings and MIM parts for the Company’s firearms segment. In addition, the castings segment produces some products for a number of customers in a variety of industries.

Competition

Firearms

Competition in the firearms industry is intense and comes from both foreign and domestic manufacturers. While some of these competitors concentrate on a single industry product category such as rifles or pistols, many competitors manufacture products in two or three of the four categories (rifles, shotguns, pistols, and revolvers) and a few competitors manufacture products in all four categories. The principal methods of competition in the industry are product innovation, quality, availability, brand, and price. The Company believes that it can compete effectively with all of its present competitors.

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

As of February 1, 2025, the Company employed approximately 1,780 full-time employees, approximately 33% of whom had at least ten years of service with the Company.

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

Research and Development

In 2024, 2023, and 2022, the Company spent approximately $8.2 million, $9.8 million, and $9.6 million, respectively, on research and development activities relating to new products and the improvement of existing products. Research and development expenses are included in costs of products sold. As of February 1, 2025, the Company had approximately 60 employees whose primary responsibilities were research and development activities.

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

Name	Age	Position With Company

Christopher J. Killoy	66	President and Chief Executive Officer (until March 1, 2025)

Todd W. Seyfert	55	President and Chief Executive Officer (effective March 1, 2025)

Thomas A. Dineen	56	Senior Vice President, Treasurer, and Chief Financial Officer

Kevin B. Reid, Sr.	64	Vice President, General Counsel, and Corporate Secretary

Shawn C. Leska	53	Vice President, Sales

Sarah F. Colbert	44	Vice President, Administration

Timothy M. Lowney	61	Vice President of Manufacturing Operations

Michael W. Wilson	48	Vice President of New Product Development

Robert J. Werkmeister, Jr.	50	Vice President of Marketing

Christopher J. Killoy became President & Chief Executive Officer on May 9, 2017. Previously he served as President and Chief Operating Officer since January 1, 2014. Prior to that he served as Vice President of Sales and Marketing since November 27, 2006. Mr. Killoy originally joined the Company in 2003 as Executive Director of Sales and Marketing, and subsequently served as Vice

President of Sales and Marketing from November 1, 2004 to January 25, 2005. Mr. Killoy will step down as President & Chief Executive Officer on March 1, 2025 and then serve as a Special Advisor through his planned retirement from the Company in May 2025.

Todd W. Seyfert will become President & Chief Executive Officer on March 1, 2025. Previously, Mr. Seyfert served as the President of Segment Land Vehicles Americas at Dometic Group AB since January 2024. Prior to that Mr. Seyfert served as the Chief Executive Officer of FeraDyne Outdoors, LLC, a leading manufacturer of premium archery and hunting products from February 2016 through May 2023.

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

Timothy M. Lowney became Vice President of Manufacturing Operations on June 15, 2023. Previously, he served as the Company’s Vice President of Operations for Newport, Prescott and RPM Manufacturing since June 15, 2023. Mr. Lowney joined the Company in January 2007.

Michael W. Wilson became Vice President of New Product Development on April 1, 2024. Previously, he served as the Company’s Vice President of Operations for New Product Development, Product Engineering and Mayodan Manufacturing since June 15, 2023. Mr. Wilson joined the Company in July 2007.

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

The Company utilizes the services of numerous financial institutions, including banks, insurance carriers, transfer agents, and others. Anti-gun politicians, gun-control activists, and others may target these institutions and attempt to pressure them into ceasing to do business with the Company, or to use financial relationships to impose unacceptable and improper restrictions on the Company’s business, which could have a material adverse impact on the Company’s business, operating results, and financial condition. The potential volatility of these relationships may also impact the Company’s decision making regarding the appropriate allocation of capital to be used for activities such as internal investment, share repurchases, and potential acquisitions.

The Company’s insurance may be insufficient to protect us from claims or losses.

The Company maintains insurance coverage with third-party insurers and through a wholly-owned captive insurance company with respect to product liability claims, which the Company established in 2024. However, not every risk or liability is or can be protected by insurance, and, for those risks it insures, the limits of coverage it purchases, or that are reasonably obtainable in the market, or the funding level of the Company’s wholly-owned captive insurance company may not be sufficient to cover all actual losses or liabilities incurred. Moreover, there is a risk that commercially available liability insurance will not continue to be available to the Company at a reasonable cost, if at all. If liability claims or losses exceed the Company’s current or available insurance coverage, its business may be harmed.

The Company’s results of operations could be adversely affected by a decrease in demand for Company products.

If demand for the Company’s products decreases significantly, the Company would be unable to efficiently utilize its capacity, and profitability would suffer. Decreased demand could result from a macroeconomic downturn, or could be specific to the Company and/or the firearms industry as a result of social, political, or other factors. If the decrease in demand occurs abruptly, the adverse impact would be even greater.

The financial health of the Company’s independent distributors is critical to its success.

Over 90% of the Company’s sales are made to 14 federally licensed, independent wholesale distributors. The Company reviews its distributors’ financial statements and has credit insurance for many of them. However, the Company’s credit evaluations of distributors and credit insurance may not be completely effective, especially if higher interest rates continue to exact a financial strain. If one or more independent distributors experience financial distress or liquidity issues, the Company’s sales could be adversely affected and the Company may not be able to collect its accounts receivable on a timely basis, which would have an adverse impact on its operating results and financial condition.

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

The ability to develop and produce new products is important to the Company’s success.

The Company has a long history of designing, engineering, and manufacturing innovative new products. These new products help to drive growth, excitement, and profitability and have historically allowed the Company to refrain from having to extend some of the aggressive promotions, discounts, rebates, and the extension of payment terms offered by its competitors. While the Company believes it has a strong record of designing, manufacturing, and selling new, high-quality products, failure to continue to do so in the future could harm its reputation, cause the Company to lose business, and cause the Company to incur significant promotional costs, which would have an adverse impact on its operating results and financial condition.

The Company may be impacted by the actions of its competitors.

The Company remains focused on the long-term goal of creating shareholder value. Its disciplined pricing and promotion strategy may not always benefit current period sales and profitability, but endeavors to enhance its long-term performance and promote consistency throughout the distribution channel. Allowing both independent distributors and retailers to confidently invest in its inventory is essential to the Company’s long-term success and leadership in the volatile firearms market. However, the aggressive promotions, discounts, rebates, and the extension of payment terms offered by its competitors could negatively impact the Company’s market share, which would have an adverse impact on its operating results and financial condition.

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

The Company has observed an overall tightening and increasingly competitive labor market, which could inhibit its ability to recruit and retain the employees it requires and could lead to increased costs, such as additional overtime to meet demand and increased wages and benefits to attract and retain employees. The Company relies on the knowledge, experience, and leadership skills of its senior management team. The Company’s senior executives are generally not bound by employment agreements. The loss of the services of one or more of the Company’s senior executives or other key personnel could have a significant adverse impact on its business.

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

The Company has other facilities that were not used in its manufacturing operations in 2024:

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

The Company has reported all cases instituted against it through September 28, 2024, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending December 31, 2024.

ITEM 4—MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 5, 2025, the Company had 1,790 stockholders of record.

Issuer Repurchase of Equity Securities

In 2022, 2023 and 2024 the Company repurchased shares of its common stock. Details of the purchases in 2022, 2023 and 2024 follow:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

Third Quarter 2022
July 3 to July 30	—	—	—
July 31 to August 27	—	—	—
August 28 to October 1	2,136	$49.97	2,136
Fourth Quarter 2022
October 2 to October 29	—	—	—
October 30 to November 26	2,304	$49.77	2,304
November 27 to December 31	—	—	—
Fourth Quarter 2023
October 1 to October 28	—	—	—
October 29 to November 25	179,341	$45.20	179,341
November 26 to December 31	84,721	$43.67	84,721

First Quarter 2024
January 1 to January 27	7,317	$43.42	7,317
January 28 to February 24	20,307	$42.93	20,307
February 25 to March 30	47,400	$42.79	47,400
Second Quarter 2024
March 31 to April 27	—	—	—
April 28 to May 25	28,924	$42.92	28,924
May 26 to June 29	373,969	$42.27	373,969
Third Quarter 2024
June 30 to July 27	156,517	$41.27	156,517
July 28 to August 24	—	—	—
August 25 to September 28	64,325	$40.66	64,325
Fourth Quarter 2024
September 29 to October 26	11,340	$40.50	11,340
October 27 to November 23	52,129	$39.50	52,129
November 23 to December 31	72,832	$34.81	72,832
Total	1,103,562	$42.07	1,103,562	$40,290,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2024 approximately $40.3 million remained authorized for share repurchases.

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Dow Jones US Recreational Products TSM Index, and Russell 2000 Index
(Performance Results Through 12/31/24)

*Assumes $100 invested on 12/31/19 in stock or index, including reinvestment of dividends.

	2019	2020	2021	2022	2023	2024
Sturm, Ruger & Company, Inc.	100.00	150.16	164.09	138.57	127.41	100.76
Standard & Poors 500	100.00	118.40	152.39	124.79	157.59	197.02
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
Dow Jones US Recreational Products TSM	100.00	134.75	176.32	115.79	142.58	108.76

For the year ended December 31, 2024, the Company has provided the five year cumulative total return results for the Dow Jones US Recreational Products Index, a widely-published index tracking companies that provide recreational products.

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

Results of Operations - 2024

Product Demand

The estimated sell-through of the Company’s products from the independent distributors to retailers in 2024 increased 5% from 2023. In 2024, adjusted NICS decreased 4% from 2023. The increase in the sell-through of the Company’s products despite the decrease in adjusted NICS background checks may be attributable to new product introductions, like the Ruger American Rifle Generation II bolt-action rifles, the Marlin lever-action rifles, and the RXM pistol, which helped offset aggressive promotions, discounts, rebates, and the extension of payment terms offered by the Company’s competitors.

Estimated sell-through from distributors to retailers and total adjusted NICS background checks:

	2024	2023	2022

Estimated Units Sold from Distributors to Retailers (1)	1,471,300	1,406,600	1,506,800

Total Adjusted NICS Background Checks (2)	15,239,000	15,848,000	16,425,000

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,
●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received and ending backlog, net of Federal Excise Tax, for the trailing three years are as follows (dollars in millions, except average sales price):

	2024	2023	2022

Orders Received	$533.3	$433.8	$451.2

Average Sales Price of Orders Received	$377	$374	$416

Ending Backlog	$252.9	$229.0	$314.4

Average Sales Price of Ending Backlog	$568	$522	$486

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, to plan production levels and manage inventories. These reviews resulted in a decrease in total unit production of 1% in 2024 compared to 2023.

Annual Summary Unit Data

Firearms unit data for orders, production, and shipments follows:

	2024	2023	2022

Units Ordered	1,414,300	1,159,000	1,083,800

Units Produced	1,379,500	1,398,200	1,733,200

Units Shipped	1,407,800	1,367,500	1,641,000

Average Sales Price	$377	$395	$362

Units – Backlog	445,300	438,800	647,300

Inventories

The Company’s finished goods inventory decreased by 28,300 units during 2024, while distributor inventories of the Company’s products decreased by 63,500 units during the same period.

Inventory data follows:

	2024	2023	2022
Units – Company Inventory	115,200	143,500	112,800

Units – Distributor Inventory (3)	195,800	259,300	298,400

Total inventory (4)	311,000	402,800	411,200

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2024, as compared to year ended December 31, 2023:

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the year ended (dollars in millions):

	December 31, 2024	December 31, 2023	Change	% Change
Net firearms sales	$532.6	$540.7	$(8.1)	(1.5)%

Net casting sales	3.0	3.0	0.0	0.5%

Total net sales	535.6	543.7	(8.1)	(1.5)%

Cost of products sold	421.2	410.1	11.1	2.7%

Gross profit	$114.4	$133.6	$(19.2)	(14.4)%

Gross margin	21.4%	24.6%	(3.2)%	(13.0)%

Firearms sales decreased 2% and unit shipments increased 3%, respectively, in 2024. New products represented $159.3 million or 32% of firearms sales in 2024, an increase from $119.0 million or 23% of firearms sales in 2023. New product sales include only major new products that were introduced in the past two years. In 2024, new products included the RXM pistol, American Centerfire Rifle Generation II, Marlin 1894 lever-action rifles, Security-380 pistol, Super Wrangler revolver, LC Carbine, and the Small-Frame Autoloading Rifle and the Marlin 1895 Marlin lever-action rifles, which were only included for a portion of the year.

The decreased gross profit for the year ended December 31, 2024 is attributable to the decrease in sales, unfavorable deleveraging of fixed costs resulting from decreased production, and a product mix shift toward products with relatively lower margins that remain in stronger demand.

The decrease in gross margin for the year ended December 31, 2024 is attributable to the aforementioned factors, partially offset by increased pricing.

Selling, General and Administrative

Selling and general and administrative expenses data for the year ended (dollars in millions):

	December 31, 2024	December 31, 2023	Change	% Change
Selling expenses	$38.8	$38.8	$—	(0.1%	)

General and administrative expenses	44.0	42.7	1.3	3.0%

Total operating expenses	$82.8	$81.5	$1.3	1.5%

Selling expenses for the year ended December 31, 2024 were substantially unchanged from 2023, as increased spending on advertising was offset by modest reductions in several selling and marketing initiatives.

The increase in general, and administrative expenses for the year ended December 31, 2024 was primarily attributable to increased professional service costs and accrued severances of $1.5 million taken in the first quarter of 2024 related to a reduction in force involving approximately 80 employees. These increases were partially offset by a reduction in incentive compensation expenses. The aforementioned accrued severances were settled in cash and consist of one-time termination charges arising from severance obligations and other customary employee benefit payments in connection with a reduction in force.

Operating Income

Operating income was $31.6 million or 5.9% of sales in 2024. This is a decrease of $20.4 million from 2023 operating income of $52.1 million or 9.6% of sales.

Other Operating Income (Expense), Net

Other income data for the year ended (dollars in millions):

	December 31, 2024	December 31, 2023	Change	% Change

Royalty income	$0.8	$0.6	$0.2	30.2%
Interest income	4.9	5.5	(0.6)	(10.6%	)
Interest expense	(0.1)	(0.2)	0.1	(50.2%	)
Other income, net	0.5	0.8	(0.3)	(41.5%	)

Other income	$6.1	$6.7	$(0.6)	(10.0%	)

The decrease in other income for the year ended December 31, 2024 was primarily the result of decreases in interest income due to decreased interest rates earned on short-term investments and other income, partially offset by increased royalty.

Income Taxes and Net Income

The effective income tax rate was 19.1% in 2024 and 18.0% in 2023. The Company's 2024 and 2023 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation.

As a result of the foregoing factors, consolidated net income was $30.6 million in 2024. This represents a decrease of $17.6 million from 2023 consolidated net income of $48.2 million.

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

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2024	2023

Net income	$30,563	$48,215

Income tax expense	7,212	10,609
Depreciation and amortization expense	22,063	22,383
Interest expense	102	205
Interest income	(4,885)	(5,465)
EBITDA	$55,055	$75,947
EBITDA margin	10.3%	14.0%
Net income margin	5.7%	8.9%

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

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2024
	Q4	Q3	Q2	Q1

Units Ordered	374,300	316,900	250,500	472,600

Units Produced	364,300	330,300	370,400	314,500

Units Shipped	398,700	327,400	336,300	345,400

Estimated Units Sold from Distributors to Retailers	410,500	336,300	327,800	396,700

Total Adjusted NICS Background Checks	4,460,000	3,432,000	3,364,000	3,983,000

Average Unit Sales Price	$364	$371	$386	$394

Units – Backlog	445,300	469,700	480,200	566,000

Units – Company Inventory	115,200	149,600	146,700	112,600

Units – Distributor Inventory (5)	195,800	207,600	216,500	208,000

	2023
	Q4	Q3	Q2	Q1

Units Ordered	316,600	176,300	258,100	408,000

Units Produced	305,200	324,500	387,400	381,000

Units Shipped	337,800	308,400	336,400	384,900

Estimated Units Sold from Distributors to Retailers	384,700	307,400	323,000	391,500

Total Adjusted NICS Background Checks	4,742,000	3,284,000	3,654,000	4,168,000

Average Unit Sales Price	$383	$390	$422	$387

Units – Backlog	438,800	460,000	592,100	670,400

Units – Company Inventory	143,500	176,100	160,000	108,900

Units – Distributor Inventory (5)	259,300	306,200	305,200	291,800

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2024
	Q4	Q3	Q2	Q1

Orders Received	$126.3	$109.4	$99.5	$198.2

Average Sales Price of Orders Received	$337	$345	$397	$419

Ending Backlog	$252.9	$268.7	$272.2	$296.2

Average Sales Price of Ending Backlog	$568	$572	$567	$523

	2023
	Q4	Q3	Q2	Q1

Orders Received	$116.7	$58.8	$102.1	$156.2

Average Sales Price of Orders Received	$369	$334	$396	$383

Ending Backlog	$229.0	$234.8	$293.7	$327.3

Average Sales Price of Ending Backlog	$522	$510	$496	$488

Fourth Quarter Net Sales and Gross Profit Analysis

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	December 31, 2024	December 31, 2023	Change	% Change
Net firearms sales	$145.3	$129.6	$15.7	12.1%

Net casting sales	0.5	1.0	(0.5)	(47.6)%

Total net sales	145.8	130.6	15.2	11.6%

Cost of products sold	112.6	98.3	14.3	14.5%

Gross profit	$33.2	$32.3	$0.9	2.9%

Gross margin	22.8%	24.7%	(1.9)%	(7.7)%

Results of Operations - 2023

Year ended December 31, 2023, as compared to year ended December 31, 2022

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2023	2022	2021

Units Ordered	1,159,000	1,083,800	1,835,500

Units Produced	1,398,200	1,733,200	2,154,600

Units Shipped	1,367,500	1,641,000	2,142,900

Average Sales Price	$395	$362	$340

Units – Backlog	438,800	647,300	1,204,500

Units – Company Inventory	143,500	112,800	20,600

Units – Distributor Inventory (1)	259,300	298,400	164,200

Castings Setups	71,415	55,971	68,469

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2023	2022	2021

Orders Received	$433.8	$451.2	$606.5

Average Sales Price of Orders Received (2)	$374	$416	$330

Ending Backlog	$229.0	$314.4	$429.7

Average Sales Price of Ending Backlog (2)	$522	$486	$357

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

Inventory data follows:

	2023	2022	2021
Units – Company Inventory	143,500	112,800	20,600

Units – Distributor Inventory (3)	259,300	298,400	164,200

Total inventory (4)	402,800	411,200	184,800

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2023
	Q4	Q3	Q2	Q1

Units Ordered	316,600	176,300	258,100	408,000

Units Produced	305,200	324,500	387,500	381,000

Units Shipped	337,800	308,400	336,400	384,900

Estimated Units Sold from Distributors to Retailers	384,700	307,400	323,000	391,500

Total Adjusted NICS BackgroundChecks	4,742,000	3,284,000	3,654,000	4,168,000

Average Unit Sales Price	$383	$390	$422	$387

Units – Backlog	438,800	460,000	592,100	670,400

Units – Company Inventory	143,500	176,100	160,000	108,900

Units – Distributor Inventory (5)	259,300	306,200	305,200	291,800

	2022
	Q4	Q3	Q2	Q1

Units Ordered	156,000	295,600	250,600	381,600

Units Produced	397,300	382,800	431,800	521,300

Units Shipped	393,100	373,800	382,600	491,500

Estimated Units Sold from Distributors to Retailers	397,800	343,500	354,300	411,200

Total Adjusted NICS BackgroundChecks	4,531,000	3,764,000	3,917,000	4,213,000

Average Unit Sales Price	$378	$371	$366	$338

Units – Backlog	647,300	884,400	962,600	1,094,600

Units – Company Inventory	112,800	108,600	99,700	50,400

Units – Distributor Inventory (5)	298,400	303,100	272,800	244,600

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(in millions except average sales price, net of Federal Excise Tax)

	2023
	Q4	Q3	Q2	Q1

Orders Received	$116.7	$58.8	$102.1	$156.2

Average Sales Price of Orders Received	$369	$334	$396	$383

Ending Backlog	$229.0	$234.8	$293.7	$327.3

Average Sales Price of Ending Backlog	$522	$510	$496	$488

	2022
	Q4	Q3	Q2	Q1

Orders Received	$81.0	$124.3	$98.9	$147.0

Average Sales Price of Orders Received	$519	$421	$395	$385

Ending Backlog	$314.4	$377.6	$389.6	$420.5

Average Sales Price of Ending Backlog	$486	$427	$405	$384

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the year ended (dollars in millions):

	December 31, 2023	December 31, 2022	Change	% Change
Net firearms sales	$540.7	$593.3	$(52.6)	(8.9)%

Net casting sales	3.0	2.5	0.5	18.3%

Total net sales	543.7	595.8	(52.1)	(8.7)%

Cost of products sold	410.1	415.7	(5.6)	(1.3)%

Gross profit	$133.6	$180.1	$(46.5)	(25.8)%

Gross margin	24.6%	30.2%	(5.6)%	(18.5)%

Firearms sales and unit shipments decreased 9% and 17%, respectively, in 2023. New products represented $119.0 million or 23% of firearms sales in 2023, an increase from $78.4 million or 14% of firearms sales in 2022. New product sales include only major new products that were introduced in the past two years. In 2023, new products included the MAX-9 pistol (during the first quarter only), Security-380 pistol, Super Wrangler revolver, LCP MAX pistol, Marlin lever-action rifles, LC Carbine, Small-Frame Autoloading Rifle, and American Centerfire Rifle Generation II.

The decreased gross profit for the year ended December 31, 2023 is attributable to the significant decrease in sales, as well as unfavorable deleveraging of fixed costs resulting from decreased production, a product mix shift toward products with relatively lower margins that remain in stronger demand, and increased promotional costs.

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

Other Operating Income (Expense), Net

Other income data for the year ended (dollars in millions):

	December 31, 2023	December 31, 2022	Change	% Change

Royalty income	$0.6	$0.8	(0.2)	(21.4%)
Interest income	5.5	2.6	2.9	114.1%
Interest expense	(0.2)	(0.3)	0.1	(19.9%)
Other income, net	0.8	1.7	(0.9)	(51.4%)

Other income	$6.7	$4.8	$1.9	39.7%

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

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2023	2022

Net income	$48,215	$88,332

Income tax expense	10,609	19,947
Depreciation and amortization expense	22,383	25,789
Interest expense	205	256
Interest income	(5,465)	(2,552)
EBITDA	$75,947	$131,772
EBITDA margin	14.0%	22.1%
Net income margin	8.9%	14.8%

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

Financial Condition

Liquidity

At December 31, 2024, the Company had cash and cash equivalents of $10.0 million and $95.5 million in short term investments. The Company’s pre-LIFO working capital of $264.1 million, less the LIFO reserve of $66.4 million, resulted in working capital of $197.7 million and a current ratio of 4.2 to 1. The Company also has access to a $40 million unsecured revolving line of credit that is currently undrawn.

Capital Resources

The Company believes that its cash flow from operations, current cash position, and access to capital markets will continue to be sufficient to meet its anticipated cash requirements and contractual obligations, which includes funding the Company’s capital expenditures, acquisitions, dividend payments, and share repurchases.

Operations

Cash provided by operating activities was $55.5 million, $33.9 million, and $77.2 million in 2024, 2023, and 2022, respectively. The increase in cash provided in 2024 compared to 2023 is primarily attributable to the decrease in inventory in 2024 compared to the increase in 2023, and the reduction in prepaid and other assets compared to increases in those accounts in 2023, partially offset by reduced income in 2024.

The decrease in cash provided in 2023 compared to 2022 is primarily attributable to the decrease in net income in 2023.

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

Investing and Financing

Capital expenditures were $20.8 million, $15.8 million, and $27.7 million in 2024, 2023, and 2022, respectively. In 2025, the Company expects capital expenditures to approximate $20 million, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the budgeted amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Included in capital expenditures amount noted above, on October 3, 2022 the Company purchased a 225,000 square foot facility, which it had previously been leasing, in Mayodan, North Carolina for $8.3 million for use in its manufacturing and warehousing operations.

As of December 31, 2024, the Company had $62.5 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At December 31, 2024, the Company’s investment in this money market fund totaled $33.0 million.

In 2024, the Company repurchased 835,060 shares of its common stock for $34.4 million in the open market. The average price per share purchased was $41.19. These purchases were funded with cash on hand.

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

At December 31, 2024, approximately $40.3 million remained authorized for future share repurchases.

On January 5, 2023, the Company paid a $5.00 per share special dividend to shareholders of record on December 15, 2022.

Including the $5.00 per share special dividend paid on January 5, 2023, the Company paid dividends totaling $11.8 million, $110.8 million, and $42.7 million in 2024, 2023, and 2022, respectively. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On February 14, 2025, the Company’s Board of Directors authorized a dividend of 24¢ per share to shareholders of record on March 14, 2025. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash, and the Company’s need for funds.

The Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt.

Contractual Obligations

At December 31, 2024, the Company had approximately $37.5 million in agreements to purchase goods or services that are enforceable and legally binding on the Company, all of which are expected to be settled in less than one year. Additionally, the Company has approximately $2.8 million in operating lease obligations, which will be payable through 2034. The Company expects to fund all of these commitments with cash flows from operations and current cash.

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

Currently, there are 14 domestic distributors. Additionally, the Company has 44 and 26 distributors servicing the export and law enforcement markets, respectively.

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

Recent Accounting Pronouncements

In November of 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The updated accounting guidance requires enhanced reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07, beginning with the current filing. The adoption of the new guidance required additional disclosures, but did not have a material impact to the Company. Refer to Note 17, Operating Segment Information, for the updated presentation

In December of 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The updated standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

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

To the Stockholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Sturm, Ruger & Company, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and our report dated February 19, 2025 expressed an unqualified opinion.

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

February 19, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sturm, Ruger & Company, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 19, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Last-In, First-Out Inventory Reserve

As described in Notes 1 and 4 to the financial statements, substantially all of the Company’s inventories are valued at the lower of cost, which is principally determined by the last-in, first-out (LIFO) method, or net realizable value, and the Company’s consolidated net inventories balance of $76.5 million as of December 31, 2024, included a LIFO inventory reserve of $66.4 million. The Company records its net inventories under the LIFO method at the end of each year based on the inventory levels at the measurement date and the prevailing inventory costs existing at that time, which are estimated using a complex manual calculation.

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

Our audit procedures related to the Company’s LIFO inventory reserve included the following, among others:

●	We obtained an understanding of the relevant controls related to the LIFO inventory reserve and tested such controls for design and operating effectiveness, including controls related to management’s review of the calculations related to the estimate of the current year price level changes, the calculation of the cumulative price indexes, and the estimate of the LIFO inventory reserve.

●	We tested the completeness, accuracy, and relevance of the significant underlying data used in management’s estimate of the current year price level changes, the calculation of cumulative price index and the LIFO inventory reserve.

●	We tested the mathematical accuracy of the Company’s calculation to estimate the LIFO inventory reserve.

●	We evaluated the appropriateness of management’s methodologies to develop the estimate of the LIFO inventory reserve.

●	We evaluated the reasonableness of management’s estimate of the current year price level changes by comparing management’s estimate to external market data.

/s/RSM US LLP

We have served as the Company’s auditor since 2005.

Stamford, Connecticut

February 19, 2025

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2024	2023

Assets

Current Assets
Cash and cash equivalents	$10,028	$15,174
Short-term investments	95,453	102,485
Trade receivables, net	67,145	59,864

Gross inventories	149,417	150,192
Less LIFO reserve	(66,398)	(64,262)
Less excess and obsolescence reserve	(6,533)	(6,120)
Net inventories	76,486	79,810

Prepaid expenses and other current assets	9,245	14,062
Total Current Assets	258,357	271,395

Property, plant and equipment	477,622	462,397
Less allowances for depreciation	(406,373)	(390,863)
Net property, plant and equipment	71,249	71,534

Deferred income taxes	16,681	11,976
Other assets	37,747	43,912
Total Assets	$384,034	$398,817

See accompanying notes to consolidated financial statements.

December 31,	2024	2023

Liabilities and Stockholders’ Equity

Current Liabilities

Trade accounts payable and accrued expenses	$35,750	$31,708
Contract liabilities with customers (Note 2)	—	149
Product liability	431	634
Employee compensation and benefits	18,824	24,660
Workers’ compensation	5,804	6,044
Total Current Liabilities	60,809	63,195

Lease liability (Note 7)	1,747	2,170
Employee compensation	1,835	1,685
Product liability accrual	61	46

Contingent liabilities (Note 20)	—	—

Stockholders’ Equity
Common stock, non-voting, par value $1:
Authorized shares – 50,000; none issued
Common stock, par value $1:
Authorized shares – 40,000,000
2024 – 24,467,983 issued,
16,790,824 outstanding
2023 – 24,437,020 issued,
17,458,620 outstanding	24,468	24,437
Additional paid-in capital	50,536	46,849
Retained earnings	436,609	418,058
Less: Treasury stock – at cost
2024 – 7,677,159 shares
2023 – 6,978,400 shares	(192,031)	(157,623)
Total Stockholders’ Equity	319,582	331,721
Total Liabilities and Stockholders’ Equity	$384,034	$398,817

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2024	2023	2022

Net firearms sales	$532,608	$540,746	$593,289
Net castings sales	3,035	3,021	2,553
Total net sales	535,643	543,767	595,842

Cost of products sold	421,228	410,148	415,757

Gross profit	114,415	133,619	180,085

Operating Expenses (Income):
Selling	38,755	38,788	36,114
General and administrative	44,006	42,752	40,551
Other operating income, net	—	(5)	(36)
Total operating expenses	82,761	81,535	76,629

Operating income	31,654	52,084	103,456

Other income:
Royalty income	857	658	837
Interest income	4,885	5,465	2,552
Interest expense	(102)	(205)	(256)
Other income, net	481	822	1,690
Total other income, net	6,121	6,740	4,823

Income before income taxes	37,775	58,824	108,279

Income taxes	7,212	10,609	19,947

Net income and comprehensive income	$30,563	$48,215	$88,332

Basic Earnings Per Share	$1.79	$2.73	$5.00

Diluted Earnings Per Share	$1.77	$2.71	$4.96

Weighted average number of common shares outstanding – Basic	17,088,205	17,676,955	17,648,850

Weighted average number of common shares outstanding – Diluted	17,270,101	17,811,218	17,793,348

Cash Dividends Per Share	$0.69	$6.27	$2.42

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2021	$24,306	$46,847	$438,098	$(145,590)	$363,661
Net income			88,332		88,332
Dividends paid			(42,718)		(42,718)
Stock-based compensation		1,671			1,671
Vesting of RSU’s		(3,371)			(3,371)
Common stock issued – compensation plans	72	(72)			—
Unpaid dividends accrued			(90,615)		(90,615)
Repurchase of 4,440 shares of common stock				(222)	(222)
Balance at December 31, 2022	24,378	45,075	393,097	(145,812)	316,738
Net income			48,215		48,215
Dividends paid			(22,446)		(22,446)
Stock-based compensation		3,989			3,989
Vesting of RSU’s		(2,156)			(2,156)
Common stock issued – compensation plans	59	(59)			—
Unpaid dividends accrued			(808)		(808)
Repurchase of 264,062 shares of common stock				(11,811)	(11,811)
Balance at December 31, 2023	24,437	46,849	418,058	(157,623)	331,721
Net income			30,563		30,563
Dividends paid			(11,829)		(11,829)
Stock-based compensation		4,342			4,342
Vesting of RSU’s		(624)			(624)
Common stock issued – compensation plans	31	(31)			—
Unpaid dividends accrued			(183)		(183)
Repurchase of 835,060 shares of common stock				(34,408)	(34,408)
Balance at December 31, 2024	$24,468	$50,536	$436,609	$(192,031)	$319,582

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2024	2023	2022

Operating Activities
Net income	$30,563	$48,215	$88,332
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,063	22,383	25,789
Stock-based compensation	4,342	3,989	1,671
Excess and obsolescence inventory reserve	413	1,308	501
Gain on sale of assets	—	(5)	(36)
Deferred income taxes	(4,705)	(5,867)	(5,573)
Changes in operating assets and liabilities:
Trade receivables	(7,281)	5,585	(8,413)
Inventories	2,911	(16,125)	(21,644)
Trade accounts payable and accrued expenses	3,789	(4,406)	(640)
Contract liability with customers	(149)	(882)	1,031
Employee compensation and benefits	(5,869)	(6,469)	(3,420)
Product liability	(188)	372	(584)
Prepaid expenses, other assets and other liabilities	9,615	(13,026)	(954)
Income taxes receivable/payable	—	(1,171)	1,171
Cash provided by operating activities	55,504	33,901	77,231

Investing Activities
Property, plant and equipment additions	(20,821)	(15,796)	(27,730)
Purchases of short-term investments	(138,885)	(192,627)	(365,480)
Proceeds from maturity of short-term investments	145,917	249,274	406,319
Net proceeds from sale of assets	—	5	100
Cash (used for) provided by investing activities	(13,789)	40,856	13,209

Financing Activities
Dividends paid	(11,829)	(110,789)	(42,718)
Repurchase of common stock	(34,408)	(11,811)	(222)
Payment of employee withholding tax related to share-based compensation	(624)	(2,156)	(3,371)
Cash used for financing activities	(46,861)	(124,756)	(46,311)

(Decrease) increase in cash and cash equivalents	(5,146)	(49,999)	44,129
Cash and cash equivalents at beginning of year	15,174	65,173	21,044
Cash and cash equivalents at end of year	$10,028	$15,174	$65,173

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

The Company manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and utilizes available capacity to manufacture and sell investment castings and MIM parts to unaffiliated, third-party customers. Castings were less than 1% of the Company’s total sales for the year ended December 31, 2024.

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

As of December 31, 2024, the Company’s short-term investments consist of U.S. Treasury instruments (Level 1), maturing within one year, and investments in a bank-managed money market fund that invests exclusively in United States Treasury obligations and is valued at the net asset value ("NAV") daily closing price, as reported by the fund, based on the amortized cost of the fund’s securities (Level 2). For the bank-managed money market fund, the NAV is used as a practical expedient to estimate fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Such securities are classified as held to maturity, since the Company has the intent and ability to do so, and are carried at cost plus accrued interest, which approximates fair value.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. In performing this review, the carrying value of the assets is compared to the projected undiscounted cash flows to be generated from the assets. If the sum of the undiscounted expected future cash flows is less than the carrying value of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying value of the assets exceeds their fair value. The Company bases fair value of the assets on quoted market prices if available or, if not available, quoted market prices of similar assets. Where quoted market prices are not available, the Company estimates fair value using the estimated future cash flows generated by the assets discounted at a rate commensurate with the risks associated with the recovery of the assets. As of December 31, 2024, the Company does not believe there are any indications of impairment related to long-lived assets.

Goodwill

The Company’s goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists by the amount the fair value of a reporting unit to which goodwill has been allocated is less than their respective carrying values. The impairment for goodwill is limited to the total amount of goodwill allocated to the reporting unit. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. As of December 31, 2024, the Company does not believe there are any indications of impairment related to goodwill.

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

Advertising Costs

The Company includes advertising costs in selling expenses and these costs are expensed as incurred. Advertising costs for 2024, 2023, and 2022, were $3.4 million, $3.1 million, and $2.4 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $4.3 million, $4.4 million, and $4.7 million in 2024, 2023, and 2022, respectively.

Research and Development

In 2024, 2023, and 2022, the Company spent approximately $8.2 million, $9.8 million, and $9.6 million, respectively, on research and development activities relating to new products and the improvement of existing products. These costs are included in costs of products sold and are expensed as incurred. These costs are capitalized for tax purposes under the provisions of the Tax Cuts and Jobs Act of 2017 that relate to IRS Code Section 174, as discussed in Note 13.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the impact of restricted stock units and deferred stock outstanding using the treasury stock method.

Recent Accounting Pronouncements

In November of 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The updated accounting guidance requires enhanced reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07, beginning with the current filing. The adoption of the new guidance required additional disclosures, but did not have a material impact to the Company. Refer to Note 17, Operating Segment Information, for the updated presentation.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The updated standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

2. Revenue Recognition and Contracts with Customers

The impact of ASC 606 on revenue recognized during the years ended December 31, 2024, December 31, 2023, and December 31, 2022 is as follows:

	2024	2023	2022
Contract liabilities with customers at January 1,	$149	$1,031	$—

Revenue recognized	(149)	(4,084)	—

Revenue deferred	—	3,202	1,031

Contract liabilities with customers at December 31,	$—	$149	$1,031

During the year ended December 31, 2024, the Company did not defer any revenue and recognized $0.1 million of revenue previously deferred as the performance obligations relating to the shipment of free products were satisfied. This resulted in a net increase in firearms sales for the year ended December 31, 2024 of $0.1 million and there being no deferred contract revenue liability at December 31, 2024.

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

3. Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2024	2023

Trade receivables	$68,855	$61,428
Allowance for doubtful accounts	(400)	(400)
Allowance for discounts	(1,310)	(1,164)
	$67,145	$59,864

In 2024, the largest individual trade receivable balances accounted for 26%, 20%, 14%, and 11% of total trade receivables, respectively.

In 2023, the largest individual trade receivable balances accounted for 22%, 20%, and 17% of total trade receivables, respectively.

4. Inventories

Inventories consist of the following:

December 31,	2024	2023
Inventory at FIFO
Finished goods	$26,022	$30,989
Materials and products in process	123,395	119,203
Gross inventories	149,417	150,192
Less: LIFO reserve	(66,398)	(64,262)
Less: excess and obsolescence reserve	(6,533)	(6,120)
Net inventories	$76,486	$79,810

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2024	2023

Land and improvements	$2,826	$2,826
Buildings and improvements	76,153	74,650
Machinery and equipment	333,365	322,730
Dies and tools	65,278	62,191
Property, plant and equipment	477,622	462,397
Less allowances for depreciation	(406,373)	(390,863)
Net property, plant and equipment	$71,249	$71,534

Depreciation expense totaled $21.1 million, $21.1 million, and $24.4 million in 2024, 2023, and 2022, respectively.

6. Other Assets

Other assets consist of the following:

December 31,	2024	2023

Patents, at cost	$10,339	$10,280
Deposits on capital items	18,443	23,045
Marlin trade name, at cost	7,800	7,800
Accumulated amortization	(8,008)	(7,171)
Other	9,173	9,958
	$37,747	$43,912

The capitalized cost of patents is amortized using the straight-line method over their useful lives. Expenses related to patent amortization was $0.5 million in 2024, $0.4 million in 2023, and $0.4 million in 2022. The estimated annual patent amortization expense for each of the next five years is $0.4 million. Costs incurred to maintain existing patents are charged to expense in the year incurred. The Marlin trade name will be amortized using the straight-line method over its useful life. The estimated annual trade name amortization cost for each of the next five years is $0.4 million. The intangible asset related to Marlin customer relationships are included in Other above and will be amortized using the straight-line method over its useful life. The estimated annual customer relationship name amortization expense for each of the next five years is $0.1 million.

7. Leased Assets

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02. The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company uses the effective interest method to record right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2024:

	Balance Sheet Line Item	December 31, 2024	December 31, 2023

Right-of-use assets	Other assets	$2,345	$2,781

Operating lease liabilities

Current portion	Trade accounts payable and accrued expenses	$598	$611

Noncurrent portion	Lease liabilities	1,747	2,170

Total operating lease liabilities		$2,345	$2,781

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

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Year Ended
	December 31, 2024	December 31, 2023

Cash paid for amounts included in the measurement of lease liabilities	$796	$796

Cash amounts paid for short-term leases	$449	$565

Right-of-use assets obtained in exchange for lease liabilities	$—	$—

Weighted average remaining lease term (years)	7.7	7.9

Weighted average discount rate	8.0%	5.0%

The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2024:

2025	$765
2026	771
2027	295
2028	160
2029	160
Thereafter	800
Total undiscounted future minimum lease payments	2,951
Less: Difference between undiscounted lease payments & the present value of future lease payments	(606)
Total operating lease liabilities	$2,345

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of December 31, 2024 is 7.7 years.

8. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2024	2023

Trade accounts payable	$13,170	$11,100
Federal excise taxes payable	13,192	11,954
Accrued other	9,388	8,654
	$35,750	$31,708

9. Accrued Dividends

On November 30, 2022, the Company’s Board of Directors declared a $5.00 per share special dividend payable on January 5, 2023 to stockholders of record as of December 15, 2022. The dividend, which totaled $88.3 million, was paid on January 5, 2023.

10. Line of Credit

On January 7, 2022, the Company entered into a three-year, $40 million unsecured revolving line of credit agreement with a bank. On June 6, 2024, the Company amended its existing line of credit agreement, which now expires January 7, 2028. Borrowings under this new facility bear interest at the applicable Secured Overnight Financing Rate (SOFR), plus 150 basis points, plus an additional adjustment of eight basis points. The Company is also charged one-quarter of a percent

(0.25%) per year on the unused portion. At December 31, 2024, the Company was in compliance with the terms and covenants of the credit facility.

11. Employee Benefit Plans

The Company sponsors a qualified defined-contribution 401(k) plan that covers substantially all of its employees. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions to their individual 401(k) accounts using the “safe harbor” guidelines provided in the Internal Revenue Code. Expenses related to matching employee contributions to the 401(k) plan were $4.1 million, $4.7 million, and $4.1 million in 2024, 2023, and 2022, respectively.

Additionally, in 2024, 2023, and 2022 the Company provided discretionary supplemental contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $7.0 million, $6.9 million, and $7.4 million in 2024, 2023, and 2022, respectively.

12. Other Operating Income, Net

Other operating income, net consists of the following:

Year ended December 31,	2024	2023	2022

Gain on sale of operating assets	$—	$5	$36

13. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2017.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2024		2023		2022
	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$10,310	$(4,190)	$14,763	$(5,285)	$21,741	$(4,694)
State	1,607	(515)	1,713	(582)	3,779	(879)
	$11,917	$(4,705)	$16,476	$(5,867)	$25,520	$(5,573)

The effective income tax rate varied from the statutory federal income tax rate as follows:

Year ended December 31,	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.5	2.2	2.7
Research and development tax credits	(5.9)	(2.7)	(4.2)
Other	2.5	(2.5)	(1.1)
Effective income tax rate	19.1%	18.0%	18.4%

The Company estimates that its effective tax rate in 2025 will approximate 20.3%.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2024	2023

Deferred tax assets
Capitalized research and development costs	$12,566	$9,144
Employee compensation and benefits	2,483	2,452
Allowances for doubtful accounts and discounts	452	431
Inventories	1,831	1,635
Stock-based compensation	1,876	1,698
Other	1,537	1,608
Total deferred tax assets	20,745	16,968
Deferred tax liabilities:
Depreciation	2,868	3,578
Other	1,196	1,414
Total deferred tax liabilities	4,064	4,992
Net deferred tax assets	$16,681	$11,976

In 2022, the Company adopted the provisions of the Tax Cuts and Jobs Act of 2017 that relate to IRS Code Section 174. Under these provisions, research and development costs must be capitalized and amortized over five years for income tax purposes. The Company continues to expense these costs in the period incurred for financial accounting purposes.

The Company made income tax payments of approximately $10.6 million, $26.0 million, and $28.7 million, during 2024, 2023, and 2022, respectively. The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

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

14. Earnings Per Share

Set forth below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2024	2023	2022

Numerator:
Net income	$30,563	$48,215	$88,332
Denominator:
Weighted average number of common shares outstanding – Basic	17,088,205	17,676,955	17,648,850
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	181,896	134,263	144,498
Weighted average number of common shares outstanding – Diluted	17,270,101	17,811,218	17,793,348

15. Stock Repurchases

In 2024, 2023, and 2022 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

Third Quarter 2022
July 3 to July 30	—	—	—
July 31 to August 27	—	—	—
August 28 to October 1	2,136	$49.97	2,136
Fourth Quarter 2022
October 2 to October 29	—	—	—
October 30 to November 26	2,304	$49.77	2,304
November 27 to December 31	—	—	—
Fourth Quarter 2023
October 1 to October 28	—	—	—
October 29 to November 25	179,341	$45.20	179,341
November 26 to December 31	84,721	$43.67	84,721

First Quarter 2024
January 1 to January 27	7,317	$43.42	7,317
January 28 to February 24	20,307	$42.93	20,307
February 25 to March 30	47,400	$42.79	47,400
Second Quarter 2024
March 31 to April 27	—	—	—
April 28 to May 25	28,924	$42.92	28,924
May 26 to June 29	373,969	$42.27	373,969
Third Quarter 2024
June 30 to July 27	156,517	$41.27	156,517
July 28 to August 24	—	—	—
August 25 to September 28	64,325	$40.66	64,325
Fourth Quarter 2024
September 29 to October 26	11,340	$40.50	11,340
October 27 to November 23	52,129	$39.50	52,129
November 23 to December 31	72,832	$34.81	72,832
Total	1,103,562	$42.07	1,103,562	$40,290,000

All of these purchases were made with cash held by the Company and no debt was incurred

At December 31, 2024, approximately $40.3 million remained authorized for share repurchases.

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

In June 2023, the Company’s shareholders approved the 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 shares for issuance under the 2023 SIP, of which 845,000 shares remain available for future grants as of December 31, 2023. Approximately 150,000 shares remaining from the 2017 SIP will be available for future grants under the terms of the 2023 SIP. Since the shareholder approval of the 2023 SIP, no additional awards have been or will be granted under the 2017 SIP. Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock, using either the actual share price or an estimated value using the Monte Carlo valuation model. The total stock-based compensation cost included in the Statements of Income was $5.8 million, $6.2 million, and $5.7 million in 2024, 2023, and 2022, respectively.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2024, 9,291 deferred stock awards were issued to non-employee directors that will vest in June 2025 and 11,992 deferred stock awards were issued to non-employee directors that will vest in June 2027

In 2023, 7,566 deferred stock awards were issued to non-employee directors that vested in June 2024 and 9,760 deferred stock awards were issued to non-employee directors that will vest in June 2026.

In 2022, 5,953 deferred stock awards were issued to non-employee directors that vested in May 2023, 7,688 deferred stock awards were issued to non-employee directors that will vest in May 2025 and a 1,478 deferred stock award was issued to a non-employee director that will vest in June 2027.

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $0.9 million in 2024, $0.9 million in 2023, and $0.8 million in 2022.

At December 31, 2024, there was $1.0 million of unrecognized compensation cost related to deferred stock that is expected to be recognized over a period of three years.

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

During 2024, 153,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $6.8 million, of which $1.9 million was recognized in 2024. The costs are being recognized ratably over the remaining periods required before the units vest, which range from 24 to 26 months.

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

At December 31, 2024, there was $7.8 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a period of 3.3 years.

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

This segment structure reflects the financial information and reports used by the Company’s management, specifically its CODM, to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus in compliance with ASC 280, Segment Reporting. The Company’s reportable segments are not aggregated.

The Company’s method for measuring performance of a reportable segment is primarily gross profit. The CODM does not review disaggregated assets by segment. The Company adopted ASU 2023-07 in January 2025. The most significant provision was the required disclosure of significant segment expenses that are regularly provided to the CODM. The Company’s CODM periodically reviews cost of goods sold by segment and treats it as a significant segment expense.

Year ended December 31,	2024	2023	2022
Net Sales
Firearms	$532,608	$540,746	$593,289
Castings
Unaffiliated	3,035	3,021	2,553
Intersegment	31,528	33,086	21,306
	34,563	36,107	23,859
Eliminations	(31,528)	(33,086)	(21,306)
	$535,643	$543,767	$595,842
Costs of Goods Sold
Firearms	$417,222	$407,068	$410,507
Castings
Unaffiliated	4,006	3,080	5,250
Intersegment	31,528	33,086	21,306
	35,534	36,166	26,556
Eliminations	(31,528)	(33,086)	(21,306)
	$421,228	$410,148	$415,757
Gross Profit (Loss)
Firearms	$115,386	$133,678	$182,782
Castings	(971)	(59)	(2,697)
	$114,415	$133,619	$180,085
Operating Income (Loss)
Firearms	$33,273	$52,887	$106,803
Castings	(1,619)	(803)	(3,347)
	$31,654	$52,084	$103,456
Income (Loss) Before Income Taxes
Firearms	$34,051	$53,723	$108,609
Castings	(1,616)	(799)	(3,338)
Corporate	5,340	5,900	3,008
	$37,775	$58,824	$108,279

Year ended December 31,	2024	2023	2022
Identifiable Assets
Firearms	$230,024	$228,699	$223,301
Castings	9,303	11,144	11,910
Corporate	144,707	158,974	249,552
	$384,034	$398,817	$484,763
Goodwill
Firearms	$3,055	$3,055	$3,055
Castings	209	209	209
	$3,264	$3,264	$3,264
Depreciation
Firearms	$19,952	$19,301	$21,992
Castings	1,154	1,814	2,452
	$21,106	$21,115	$24,444
Capital Expenditures
Firearms	$20,488	$15,395	$26,598
Castings	333	401	1,175
	$20,821	$15,796	$27,773

In 2024, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 28%; Sports South - 18%; and Davidson’s - 16%.

In 2023, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 24%; Davidson’s - 19%; and Sports South -15%.

In 2022, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 23%; Davidson’s - 23%; and Sports South - 21%.

The Company’s assets are located entirely in the United States and domestic sales represented at least 94% of total sales in 2024, 2023, and 2022.

18. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2024:

	Three Months Ended
	3/30/24	6/29/24	9/28/24	12/31/24
Net Sales	$136,820	$130,761	$122,287	$145,775
Gross profit	29,403	29,154	22,672	33,186
Net income	7,084	8,264	4,738	10,477
Basic earnings per share	0.41	0.48	0.28	0.63
Diluted earnings per share	$0.40	$0.47	$0.28	$0.62

	Three Months Ended
	4/1/23	7/1/23	9/30/23	12/31/23
Net Sales	$149,453	$142,804	$120,893	$130,617
Gross profit	38,486	38,148	24,728	32,257
Net income	14,350	16,185	7,431	10,249
Basic earnings per share	0.81	0.91	0.42	0.58
Diluted earnings per share	$0.81	$0.91	$0.42	$0.58

19. Related Party Transactions

From time to time, the Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. The Company paid the NRA $0.5 million, $0.5 million and $0.7 million in 2024, 2023, and 2022, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association. The Company paid the NSSF $0.4 million, $0.3 million and $0.3 million in 2024, 2023, and 2022, respectively. One of the Company’s Directors also serves on the Board of the NSSF.

20. Contingent Liabilities

As of December 31, 2024, the Company was a defendant in eight (8) lawsuits and is aware of certain other such claims. The lawsuits generally fall into four (4) categories: municipal litigation, breach of contract, unfair trade practices, and trademark litigation. Each is discussed in turn below.

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the criminal misuse of firearms by third parties. There are four (4) lawsuits of this type, as follows.

In City of Gary v. Smith & Wesson Corp., et al, filed in Indiana State Court in 1999, the City of Gary, Indiana seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various Defendants. The Complaint alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products. After a long procedural history, during the quarter ended April 3, 2021, the City initiated discovery and the manufacturer Defendants reciprocated.

On March 15, 2024, Indiana Governor Eric Holcomb signed into law HB 1235, which reserves to the State of Indiana the right to bring an action on behalf of a political subdivision against a firearm or ammunition manufacturer, trade association, seller, or dealer, concerning certain matters. The new law also prohibits a political subdivision from bringing or maintaining such an action. Following passage of this new law, the Company and other Defendants filed a Motion for Judgment on the Pleadings on March 18, 2024. On August 12, 2024, the Court denied Defendants’ motion. The Court granted Defendants’ subsequent request to certify the Order for appeal. On October 2, 2024, Defendants filed a motion with the Indiana Court of Appeals to accept jurisdiction over the interlocutory appeal, which was granted over Plaintiff’s objection on November 1, 2024. On October 16, 2024, the trial court entered an Order staying all proceedings pending the interlocutory appeal. Briefing of the appeal is underway.

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

On November 22, 2021, Defendants jointly filed a motion to dismiss the Complaint, which was granted on September 30, 2022. Several defendants, including the Company, also filed Rule 12(b)(2) motions to dismiss for lack of personal jurisdiction, which the Court declined to rule on in light of its dismissal. Plaintiffs appealed the dismissal to the First Circuit Court of Appeals and, on January 22, 2024, the Court of Appeals reversed the District Court’s dismissal and remanded the case for further proceedings. The Defendants filed a Petition for Writ of

Certiorari seeking review by the United States Supreme Court while the case moved forward at the District Court.

On June 17, 2024, the District Court heard argument on the pending Rule 12(b)(2) motions to dismiss. On August 7, 2024, the Court granted the motions, dismissing the Company and some of the other Defendants from the case, but has not yet entered judgement in favor of these Defendants. Because judgment has not entered in favor of the Company, the 30-day period in which Plaintiff may appeal the Court’s August 7, 2024 ruling has not yet begun to run. Subsequently, the Supreme Court granted the Defendants’ Petition for Writ of Certiorari. Oral argument at the Supreme Court is scheduled for March 4, 2025.

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

Breach of Contract

The Company is a defendant in Jones v. Sturm, Ruger & Co., a purported class action lawsuit arising out of a data breach at Freestyle Solutions, Inc., the vendor who was hosting the Company’s ShopRuger.com website at the time of the breach. On January 20, 2023, five Plaintiffs filed an Amended Complaint naming the Company and Freestyle Solutions, Inc. as Defendants. The Complaint alleged causes of action for negligence, breach of implied warranties, and unjust enrichment.

The Company moved to dismiss the Amended Complaint, and on March 27, 2024, the Court dismissed Plaintiffs’ negligence and unjust enrichment claims against the Company. The Court denied the motion with respect to Plaintiffs’ breach of contract claim, concluding that development of additional information is required to assess the applicability of the limitation of liability clause contained in the Company’s terms and conditions of use. The case is proceeding accordingly.

Unfair Trade Practices

Estate of Suzanne Fountain v. Sturm, Ruger & Co., Inc., was filed in Connecticut Superior Court and arises out of the criminal shooting at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. On that date, Plaintiff’s decedent, Suzanne Fountain, was murdered by 21-year-old Ahmad Al Aliwi Al-Issa. The Complaint alleged that the Company’s advertising and marketing of the Ruger AR-556 pistol violate the Connecticut Unfair Trade Practices Act and were a substantial factor in bringing about the wrongful death of Suzanne Fountain.

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

On June 12, 2024, Ruger filed Motions to Dismiss the Connecticut state court cases based upon the doctrine of forum non conveniens. Following oral argument on September 9, 2024, the Court allowed Plaintiffs limited, additional discovery and requested further briefing on the matter. The briefing has been completed and the parties are awaiting a decision from the Court.

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

For product liability claims made between July 10, 2000 and August 31, 2024, insurance coverage was provided on an annual basis for losses exceeding $5 million per claim, with an aggregate maximum loss of $10 million annually, except for certain claims brought by governments or municipalities, which are excluded from coverage. Insurance coverage was not renewed with incumbent carriers effective September 1, 2024. Rather, the Company established a wholly-owned captive insurance company for claims made on or after September 1, 2024.

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

Often, a Complaint does not specify the amount of damages being sought and range of reasonably possible losses relating to unfavorable outcomes cannot be made. The dollar amount of damages claimed at December 31, 2024, December 31, 2023, and December 31, 2022 was de minimis. The amount claimed at December 31, 2021 was $1.1 million and is set forth as an indication of possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

During 2024, one (1) trademark lawsuit was filed against the Company, one (1) negligence lawsuit was resolved, and one (1) traditional product liability lawsuit was resolved. One (1) municipal lawsuit was dismissed, however the time period in which to file an appeal has been stayed by the Court and the Company considers this matter still open. As of December 31, 2024, the Company was a defendant in eight (8) lawsuits involving its products, including four (4) municipal lawsuits, two (2) lawsuits based upon unfair trade practices, one (1) breach of contract, and one (1) trademark litigation.

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

The Company’s product liability expense was $0.7 million in 2024, $1.5 million in 2023, $1.3 million in 2022. This expense includes the cost of outside legal fees, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2024 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2022	$892	(417)	(167)	—	$308

2023	$308	500	(129)	—	$679

2024	$679	67	(254)	—	$492

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2022	$(417)	1,524	$1,107

2023	$500	1,226	$1,726

2024	$67	908	$975

Notes

(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only. In 2022, the costs incurred related to cases that were settled or dismissed were less than the amounts accrued for these cases in prior years.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

21. Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2024 and 2023 balance sheets approximate carrying values at those dates.

22. Subsequent Events

On February 14, 2025, the Company’s Board of Directors authorized a dividend of 24¢ per share to shareholders of record on March 14, 2025.

On January 17, 2025, the Company announced the appointment of Mr. Todd W. Seyfert as its next President & Chief Executive Officer, effective March 1, 2025. Mr. Christopher J. Killoy will step down as President & Chief Executive Officer on that date and then serve as a Special Advisor through his planned retirement from the Company in May 2025.

Mr. Kevin B. Reid, Sr. will step down as Vice President, General Counsel, and Corporate Secretary on June 30, 2025 and then serve as Senior Counsel to the Company until his planned retirement from the Company on June 30, 2026.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2024 and determined that there were no other events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2024. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO in 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted an unqualified certification of our Chief Executive Officer to the New York Stock Exchange in 2024. The Company has also filed, as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act of 2002.

ITEM 9B—OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase and sale of the Company’s securities by the Company’s Section 16 officers or directors for the three months ended December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
John A. Cosentino, Jr. (1)	Director	Adoption of Rule 10b5-1 Plan	November 14, 2024	November 14, 2025	5,000

(1)	John A. Cosentino, Jr., a director of the Company, entered into a Rule 10b5-1 Plan on November 14, 2024. Mr. Cosentino’s Rule 10b5-1 Plan provides for the potential sale of up to 5,000 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on November 14, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended December 31, 2024.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders scheduled to be held May 29, 2025, which will be filed with the SEC in April 2025.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders scheduled to be held May 29, 2025, which will be filed with the SEC in April 2025.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders scheduled to be held May 29, 2025, which will be filed with the SEC in April 2025.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders scheduled to be held May 29, 2025, which will be filed with the SEC in April 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2024:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2017 Stock Incentive Plan	90,940	—	0
2023 Stock Incentive Plan	298,421	—	845,399**
Equity compensation plans not approved by security holders
None.
Total	398,361	—	845,399

*	Restricted stock units are settled in shares of common stock or the cash equivalent. Accordingly, the weighted-average exercise price is not applicable.

**	Includes 151,386 unused shares previously authorized for issuance under the 2017 SIP that are now incorporated into and issuable under the 2023 SIP.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders scheduled to be held May 29, 2025.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders scheduled to be held May 29, 2025, which will be filed with the SEC in April 2025.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Exhibits and Financial Statement Schedule

(1) Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2) Schedule can be found on Page 87 of this Form 10-K

(3) Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement previously filed by the Company File No. 333-272443 on June 6, 2023).

Exhibit 3.2	Bylaws of the Company, as amended through November 12, 2019.

Exhibit 4.1	Description of the Company’s Securities.

Exhibit 10.1	Severance Agreement, dated as of November 25, 2024, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2024). **

Exhibit 10.2	Severance Agreement, dated as of November 25, 2024 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2024).**

Exhibit 10.3	Transition Services and Consulting Agreement, dated August 1, 2016, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).**

Exhibit 10.4	Amended and Restated Agreement, dated November 10, 2020, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on November 12, 2020).**

Exhibit 10.5	Executive Severance Agreement, dated November 25, 2024, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2024).**

Exhibit 10.6	Loan Agreement, dated January 7, 2022 between Sturm, Ruger & Company, Inc. and Regions Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 11, 2022) , as amended by that certain Amendment to Credit Agreement, dated November 3, 2022, between Sturm, Ruger & Company, Inc. and Regions Bank (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022) and that certain Second Amendment to Loan Agreement, dated June 6, 2024, between Sturm, Ruger & Company, Inc. and Regions Bank (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2024).

Exhibit 10.7	The Sturm, Ruger & Company, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on March 27, 2017).**

Exhibit 10.8	The Sturm, Ruger & Company, Inc. 2023 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on April 20, 2023)**

Exhibit 10.9	Separation Agreement, dated as of December 21, 2023 by and between Sturm, Ruger, & Co., Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2023).**

Exhibit 10.10	Employment Agreement, dated as of January 15, 2025, by and between the Company and Todd W. Seyfert (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2025). **

Exhibit 19.1	Sturm Ruger & Company, Inc. Insider Trading Policy

Exhibit 23.1	Consent of RSM US LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 97	Executive Compensation Clawback Policy

Exhibit 101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

February 19, 2025
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/CHRISTOPHER J. KILLOY	2/19/25	S/RONALD C. WHITAKER	2/19/25
Christopher J. Killoy Chief Executive Officer, Director (Principal Executive Officer)		Ronald C. Whitaker Director

S/JOHN A. COSENTINO, JR.	2/19/25	S/PHILLIP C. WIDMAN	2/19/25
John A. Cosentino, Jr. Director		Phillip C. Widman Director

S/AMIR P. ROSENTHAL	2/19/25	S/SANDRA S. FROMAN	2/19/25
Amir P. Rosenthal Director		Sandra S. Froman Director

S/TERRENCE G. O’CONNOR	2/19/25	S/REBECCA S. HALSTEAD	2/19/25
Terrence G. O’Connor Director		Rebecca S. Halstead Director

S/MICHAEL O. FIFER	2/19/25	S/THOMAS A. DINEEN	2/19/25
Michael O. Fifer Director		Thomas A. Dineen Principal Financial Officer Principal Accounting Officer, Senior Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement previously filed by the Company File No. 333-272443 on June 6, 2023).

Exhibit 3.2	Bylaws of the Company, as amended through November 12, 2019.

Exhibit 4.1	Description of the Company’s Securities.

Exhibit 10.1	Severance Agreement, dated as of November 25, 2024, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2024). **

Exhibit 10.2	Severance Agreement, dated as of November 25, 2024 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2024).**

Exhibit 10.3	Transition Services and Consulting Agreement, dated August 1, 2016, by and between the Company and Michael O. Fifer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2016).**

Exhibit 10.4	Amended and Restated Agreement, dated November 10, 2020, by and between the Company and Christopher J. Killoy (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on November 12, 2020).**

Exhibit 10.5	Executive Severance Agreement, dated November 25, 2024, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2024).**

Exhibit 10.6	Loan Agreement, dated January 7, 2022 between Sturm, Ruger & Company, Inc. and Regions Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 11, 2022) , as amended by that certain Amendment to Credit Agreement, dated November 3, 2022, between Sturm, Ruger & Company, Inc. and Regions Bank (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022) and that certain Second Amendment to Loan Agreement, dated June 6, 2024, between Sturm, Ruger & Company, Inc. and Regions Bank (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2024).

EXHIBIT INDEX (continued)

Exhibit 10.7	The Sturm, Ruger & Company, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on March 27, 2017)

Exhibit 10.8	The Sturm, Ruger & Company, Inc. 2023 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on April 20, 2023).**

Exhibit 10.9	Separation Agreement, dated as of December 21, 2023 by and between Sturm, Ruger, & Co., Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2023).**

Exhibit 10.10	Employment Agreement, dated as of January 15, 2025, by and between the Company and Todd W. Seyfert (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2025). **

Exhibit 19.1	Sturm Ruger & Company, Inc. Insider Trading Policy

Exhibit 23.1	Consent of RSM US LLP	93

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	94

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	96

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	98

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99

Exhibit 97	Executive Compensation Clawback Policy

Exhibit 101.INS*	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith
**Indicates management contract or compensatory plan or arrangement

YEAR ENDED DECEMBER 31, 2024

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2024	$400	$—		$—		$400
Year ended December 31, 2023	$400	$—		$—		$400
Year ended December 31, 2022	$400	$—		$—		$400

Allowance for discounts:
Year ended December 31, 2024	$1,164	$12,241		$12,095	(a)	$1,310
Year ended December 31, 2023	$1,334	$12,540		$12,710	(a)	$1,164
Year ended December 31, 2022	$1,169	$13,849		$13,684	(a)	$1,334

(a) Discounts taken