Form 10-Q
period 2025-03-29
STURM RUGER & CO INC
filed 2025-04-30
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

or

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

The number of shares outstanding of the issuer's common stock as of April 3, 2025: 16,554,962

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 29, 2025	December 31, 2024
		(Note)

Assets

Current Assets
Cash	$16,180	$10,028
Short-term investments	92,161	95,453
Trade receivables, net	67,488	67,145

Gross inventories (Note 4)	144,741	149,417
Less LIFO reserve	(67,462)	(66,398)
Less excess and obsolescence reserve	(6,573)	(6,533)
Net inventories	70,706	76,486

Prepaid expenses and other current assets	6,900	9,245
Total Current Assets	253,435	258,357

Property, plant and equipment	478,596	477,622
Less allowances for depreciation	(411,557)	(406,373)
Net property, plant and equipment	67,039	71,249

Deferred income taxes	18,257	16,681
Other assets	40,272	37,747
Total Assets	$379,003	$384,034

Note:

The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	March 29, 2025	December 31, 2024
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$34,006	$35,750
Contract liabilities with customers (Note 3)	789	—
Product liability	373	431
Employee compensation and benefits	14,402	18,824
Workers’ compensation	5,231	5,804
Total Current Liabilities	54,801	60,809

Employee compensation	1,088	1,835
Product liability accrual	61	61
Lease liabilities (Note 5)	1,572	1,747

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2025 – 24,473,499 issued,
16,580,839 outstanding
2024 – 24,467,983 issued,
16,654,523 outstanding	24,473	24,468
Additional paid-in capital	51,499	50,536
Retained earnings	440,531	436,609
Less: Treasury stock – at cost
2025 – 7,892,660 shares
2024 – 7,813,460 shares	(195,022)	(192,031)
Total Stockholders’ Equity	321,481	319,582
Total Liabilities and Stockholders’ Equity	$379,003	$384,034

Note:

The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 29, 2025	March 30, 2024

Net firearms sales	$135,195	$136,008
Net castings sales	543	812
Total net sales	135,738	136,820

Cost of products sold	105,843	107,417

Gross profit	29,895	29,403

Operating expenses:
Selling	9,413	9,706
General and administrative	12,010	12,166
Total operating expenses	21,423	21,872

Operating income	8,472	7,531

Other income:
Interest income	1,038	1,355
Interest expense	(16)	(17)
Other income, net	253	178
Total other income, net	1,275	1,516

Income before income taxes	9,747	9,047

Income taxes	1,979	1,963

Net income and comprehensive income	$7,768	$7,084

Basic earnings per share	$0.47	$0.41

Diluted earnings per share	$0.46	$0.40

Weighted average number of common shares outstanding - Basic	16,623,214	17,434,178

Weighted average number of common shares outstanding - Diluted	16,850,956	17,640,268

Cash dividends per share	$0.24	$0.23

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2024	$24,468	$50,536	$436,609	$(192,031)	$319,582

Net income and comprehensive income			7,768		7,768

Common stock issued – compensation plans	5	(5)			—

Vesting of RSUs		(178)			(178)

Dividends paid			(3,992)		(3,992)

Unpaid dividends accrued			146		146

Recognition of stock-based compensation expense		1,146			1,146

Repurchase of 79,200 shares of common stock				(2,991)	(2,991)
Balance at March 29, 2025	$24,473	$51,499	$440,531	$(195,022)	$321,481

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2023	$24,437	$46,849	$418,058	$(157,623)	$331,721

Net income and comprehensive income			7,084		7,084

Common stock issued – compensation plans	18	(18)			—

Vesting of RSUs		(624)			(624)

Dividends paid			(4,080)		(4,080)

Unpaid dividends accrued			(8)		(8)

Recognition of stock-based compensation expense		1,082			1,082

Repurchase of 75,024 shares of common stock				(3,219)	(3,219)
Balance at March 30, 2024	$24,455	$47,289	$421,054	$(160,842)	$331,956

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024

Operating Activities
Net income	$7,768	$7,084
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,571	5,833
Stock-based compensation	1,146	1,082
Excess and obsolescence inventory reserve	40	—
Deferred income taxes	(1,576)	(3,116)
Changes in operating assets and liabilities:
Trade receivables	(343)	(5,951)
Inventories	5,740	11,314
Trade accounts payable and accrued expenses	(2,281)	(2,057)
Contract liabilities with customers	789	(119)
Employee compensation and benefits	(5,023)	(11,480)
Product liability	(58)	(311)
Prepaid expenses, other assets and other liabilities	(628)	5,066
Cash provided by operating activities	11,145	7,345

Investing Activities
Property, plant and equipment additions	(1,124)	(1,788)
Purchases of short-term investments	(36,288)	(39,488)
Proceeds from maturities of short-term investments	39,580	42,487
Cash provided by investing activities	2,168	1,211

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(178)	(624)
Repurchase of common stock	(2,991)	(3,219)
Dividends paid	(3,992)	(4,080)
Cash used for financing activities	(7,161)	(7,923)

Increase in cash and cash equivalents	6,152	633

Cash and cash equivalents at beginning of period	10,028	15,174

Cash and cash equivalents at end of period	$16,180	$15,807

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 29, 2025 may not be indicative of the results to be expected for the full year ending December 31, 2025. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% of total sales for each of the three month periods ended March 29, 2025 and March 30, 2024. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Recent Accounting Pronouncements:

In March 2024, the Securities and Exchange Commission (“SEC”) issued the final rule under SEC Release No. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, requiring public companies to provide certain climate-related information in their registration statements and annual reports. The final rules will require information about a company’s climate-related risks that have materially impacted or are reasonably likely to have a material impact on its business strategy, results of operations, or financial condition, and the actual and potential material impacts of any identified climate-related risks on the company’s strategy, business model and outlook, as well as relating to assessment, management, oversight and mitigation of such material risks, material climate-related targets and goals, and material greenhouse gas emissions. Additionally, certain disclosures related to severe weather events and other natural conditions will be required in the audited financial statements. The first phase of the final rule is effective for fiscal years beginning in 2025. Disclosure for prior periods is only required if it was previously disclosed in an SEC filing. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule to facilitate the orderly judicial resolution of pending legal challenges to the rule. On March 27, 2025, the SEC voted to end its defense of these rules, and sent a letter to the court before which the rules are being challenged withdrawing its defense of the rules and stating that SEC counsel is no longer authorized to advance the arguments made in the brief that the SEC had filed. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.

In December of 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”).” This guidance requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the statement of earnings. It is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Adoption may be applied either prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this guidance on the Company’s related disclosures.

NOTE 3 - REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three months ended March 29, 2025 and March 30, 2024 is as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024

Contract liabilities with customers at beginning of period	$—	$149

Revenue deferred	789	—

Revenue recognized	—	(119)

Contract liabilities with customers at end of period	$789	$30

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the remaining deferred revenue from the contract liabilities with customers to be recognized in the second quarter of 2025.

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

Inventories consist of the following:

	March 29, 2025	December 31, 2024

Inventory at FIFO
Finished products	$18,808	$26,022
Materials and work in process	125,933	123,395

Gross inventories	144,741	149,417
Less: LIFO reserve	(67,462)	(66,398)
Less: excess and obsolescence reserve	(6,573)	(6,533)
Net inventories	$70,706	$76,486

NOTE 5 - LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 29, 2025:

	Balance Sheet Line Item	March 29, 2025
Right-of-use assets	Other assets	$2,219

Operating lease liabilities

Current portion	Trade accounts payable and accrued expenses	$647

Noncurrent portion	Lease liabilities	1,572

Total operating lease liabilities		$2,219

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

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Three Months Ended
	March 29, 2025	March 30, 2024

Cash paid for amounts included in the measurement of lease liabilities	$180	$203

Cash amounts paid for short-term leases	$81	$106

Right-of-use assets obtained in exchange for lease liabilities	$—	$—

Weighted average remaining lease term (years)	7.4	8.1

Weighted average discount rate	8.0%	8.0%

The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 29, 2025:

Remainder of 2025	$574
2026	771
2027	295
2028	160
2029	160
Thereafter	800
Total undiscounted future minimum lease payments	2,760
Less: Difference between undiscounted lease payments & the present value of future lease payments	(541)
Total operating lease liabilities	$2,219

NOTE 6 - LINE OF CREDIT

On June 6, 2024, the Company amended its existing $40 million unsecured revolving line of credit agreement with a bank, which now expires January 7, 2028. Borrowings under this new facility bear interest at the applicable Secured Overnight Financing Rate (SOFR), plus 150 basis points, plus an additional adjustment of eight basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At March 29, 2025, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.2 million and $1.2 million for the three months ended March 29, 2025 and March 30, 2024, respectively. The Company plans to contribute approximately $3.0 million to the plan in matching employee contributions during the remainder of 2025.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $2.0 million and $2.0 million for the three months ended March 29, 2025 and March 30, 2024, respectively. The Company plans to contribute approximately $4.5 million in supplemental contributions to the plan during the remainder of 2025.

NOTE 8 - INCOME TAXES

The Company's 2025 and 2024 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 20.3% and 21.7% for the three months ended March 29, 2025 and March 30, 2024, respectively.

Income tax payments totaled $2.0 million and $0.1 million for the three month periods ended March 29, 2025 and March 30, 2024, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2021.

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

NOTE 9 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 29, 2025	March 30, 2024
Numerator:
Net income	$7,768	$7,084

Denominator:
Weighted average number of common shares outstanding – Basic	16,623,214	17,434,178

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	227,742	206,090

Weighted average number of common shares outstanding – Diluted	16,850,956	17,640,268

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

In June 2023, the Company’s shareholders approved the 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 shares for issuance under the 2023 SIP, of which 456,000 shares remain available for future grants as of March 29, 2025. Any shares remaining from the 2017 SIP will be available for future grants under the terms of the 2023 SIP. As of March 29, 2025, approximately 120,000 shares remained unawarded from the 2017 SIP. Since the shareholder approval of the 2023 SIP, no additional awards have been or will be granted under the 2017 SIP. Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to a three-year vesting period. Additionally, the Company awarded its new CEO a one-time award of 40,000 RSUs, which shall convert into shares of the Company’s Common Stock on a one-to-one basis when vested, a portion of which shall be subject to time-based vesting and a portion of which shall be subject to performance-based vesting. There were 238,226 restricted stock units issued during the three months ended March 29, 2025. Total compensation costs related to these restricted stock units are $9.1 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $2.1 million and $1.1 million for the three months ended March 29, 2025 and March 30, 2024, respectively.

NOTE 11 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended
	March 29, 2025	March 30, 2024
Net Sales
Firearms	$135,195	$136,008
Castings
Unaffiliated	543	812
Intersegment	7,222	8,542
	7,765	9,354
Eliminations	(7,222)	(8,542)
	$135,738	$136,820
Costs of Goods Sold
Firearms	$105,254	$106,469
Castings
Unaffiliated	589	948
Intersegment	7,222	8,542
	7,811	9,490
Eliminations	(7,222)	(8,542)
	$105,843	$107,417
Gross Profit (Loss)
Firearms	$29,941	$29,539
Castings	(46)	(136)
	$29,895	$29,403
Operating Income (Loss)
Firearms	$8,655	$7,852
Castings	(183)	(321)
	$8,472	$7,531
Income (Loss) Before Income Taxes
Firearms	$8,758	$8,016
Castings	(145)	(321)
Corporate	1,134	1,352
	$9,747	$9,047

	Three Months Ended
	March 29, 2025	March 30, 2024
Depreciation
Firearms	$4,988	$5,112
Castings	347	455
	$5,335	$5,567
Capital Expenditures
Firearms	$1,034	$1,635
Castings	90	153
	$1,124	$1,788

	March 29, 2025	December 31, 2024
Identifiable Assets
Firearms	$223,645	$230,024
Castings	8,950	9,303
Corporate	146,408	144,707
	$379,003	$384,034
Goodwill
Firearms	$3,055	$3,055
Castings	209	209
	$3,264	$3,264

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three months ended March 29, 2025 and March 30, 2024 totaled $0.3 million and $0.2 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association.  Payments made to the NSSF in the three months ended March 29, 2025 and March 30, 2024 totaled $0.1 million and $0.2 million, respectively. One of the Company’s Directors also serves on the Board of the NSSF.

NOTE 13 - CONTINGENT LIABILITIES

As of March 29, 2025, the Company was a defendant in eight (8) lawsuits and is aware of certain other claims. The lawsuits generally fall into four (4) categories: municipal litigation, breach of contract, unfair trade practices, and trademark litigation. Each is discussed in turn below.

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

On November 22, 2021, Defendants filed a motion to dismiss the Complaint, which was granted on September 30, 2022. Plaintiffs appealed to the First Circuit Court of Appeals and, on January 22, 2024, the Court of Appeals reversed the District Court’s dismissal and remanded the case for further proceedings. The Defendants sought a Stay of Proceedings Pending Review of a Petition for Writ of Certiorari to the United States Supreme Court. The District Court denied the stay and held that the defendants should request that the First Circuit recall its mandate or petition for a stay from the Supreme Court.

On June 17, 2024, the District Court heard argument on the pending Rule 12(b)(2) motions to dismiss. On August 7, 2024, the Court granted the motions, dismissing Ruger and some of the other Defendants from the case, but did not enter judgement in favor of these Defendants. Because judgment has not entered in favor of Ruger, the 30-day period in which Plaintiff may appeal the Court’s August 7, 2024 ruling has not yet begun to run. Subsequently, the Supreme Court granted the Defendants’ Petition for Writ of Certiorari. With the dismissal of Ruger and other Defendants on personal jurisdiction grounds, the remaining Defendants will prosecute the appeal before the Supreme Court. Oral argument was held at the Supreme Court on March 4, 2025.

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

The Company moved to dismiss the Amended Complaint. On March 27, 2024, the Court dismissed Plaintiffs’ negligence and unjust enrichment claims against the Company. The Court denied the motion with respect to Plaintiffs’ breach of contract claim, concluding that development of additional information is required to assess the applicability of the limitation of liability clause contained in the Company’s terms and conditions of use. The parties have since participated in a mediation and agreed to a settlement in principle. Efforts are underway to obtain Court approval of the settlement.

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

On June 12, 2024, Ruger filed Motions to Dismiss the Connecticut state court cases based upon the doctrine of forum non conveniens. Following oral argument on September 9, 2024, the Court allowed Plaintiffs limited, additional discovery and requested further briefing on the matter. The motions were briefed fully and, on February 27, 2025, the Court denied the motions.

On March 31, 2025, the Company filed Motions to Strike on a variety of grounds. The motions are being briefed.

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

For product liability claims made between July 10, 2000 and August 31, 2024, insurance coverage was provided on an annual basis for losses exceeding $5 million per claim, or an aggregate maximum loss of $10 million annually, except for certain claims brought by governments or municipalities, which are excluded from coverage. Insurance coverage was not renewed with incumbent carriers effective September 1, 2024. Rather, the Company established a wholly-owned captive insurance company for claims made on or after September 1, 2024.

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

Often, a Complaint does not specify the amount of damages being sought and a range of reasonably possible losses relating to unfavorable outcomes cannot be made. The dollar amount of damages claimed at December 31, 2024, December 31, 2023 and December 31, 2022 was de minimis. The amount claimed at December 31, 2021 was $1.1 million and is set forth as an indication of possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

NOTE 14 - SUBSEQUENT EVENTS

On April 25, 2025, the Board of Directors authorized a dividend of 18¢ per share, for shareholders of record as of May 16, 2025, payable on May 30, 2025.

The Company has evaluated events and transactions occurring subsequent to March 29, 2025 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% of total sales for each of the three month periods ended March 29, 2025 and March 30, 2024. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 8% in the first quarter of 2025 compared to the prior year period. For the same period, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 4%. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing five quarters follow:

	2025	2024
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	364,700	410,500	336,300	327,800	396,700

Total adjusted NICS Background Checks (thousands) (2)	3,817	4,460	3,432	3,364	3,983

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,
●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing five quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2025	2024
	Q1	Q4	Q3	Q2	Q1

Units Ordered	410,000	374,300	316,900	250,500	472,600

Orders Received	$154.0	$126.3	$109.4	$99.5	$198.2

Average Sales Price of Units Ordered	$376	$337	$345	$397	$419

Ending Backlog	$275.2	$252.9	$268.7	$272.2	$296.2

Average Sales Price of Ending Unit Backlog	$552	$568	$572	$567	$523

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company to plan production levels. The Company’s overall production in the first quarter of 2025 increased 2% from the fourth quarter of 2024.

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2025	2024
	Q1	Q4	Q3	Q2	Q1

Units Ordered	410,000	374,300	316,900	250,500	472,600

Units Produced	372,000	364,300	330,300	370,400	314,500

Units Shipped	356,700	398,700	327,400	336,300	345,400

Average Sales Price of Units Shipped	$379	$364	$371	$386	$394

Ending Unit Backlog	498,600	445,300	469,700	480,200	566,000

Inventories

During the first quarter of 2025, the Company’s finished goods inventory increased by 15,300 units and distributor inventories of the Company’s products decreased by 7,900 units.

Inventory unit data for the trailing five quarters follows:

	2025	2024
	Q1	Q4	Q3	Q2	Q1

Company Inventory	130,500	115,200	149,600	146,700	112,600
Distributor Inventory (1)	187,900	195,800	207,600	216,500	208,000

Total Inventory (2)	318,400	311,000	357,200	363,200	320,600

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	March 29, 2025	March 30, 2024	Change	% Change
Net firearms sales	$135.2	$136.0	$(0.8)	(0.6%	)

Net castings sales	0.5	0.8	(0.3)	(33.1%	)

Total net sales	135.7	136.8	(1.1)	(0.8%	)

Cost of products sold	105.8	107.4	(1.6)	(1.5%	)

Gross profit	$29.9	$29.4	$0.5	1.7%

Gross margin	22.0%	21.5%	0.5%	2.3%

Total consolidated net sales and net firearms sales decreased slightly for the three months ended March 29, 2025. Sales of new products, including the RXM pistol, Super Wrangler revolver, Marlin lever-action rifles, and American Centerfire Rifle Generation II represented $40.7 million or 31.6% of firearm sales in the three months ended March 29, 2025. New product sales include only major new products that were introduced in the past two years.

The increased gross profit for the three months ended March 29, 2025 is attributable to favorable leveraging of fixed costs resulting from increased production, despite the $0.8 million of deferred revenue related to sales promotions.

The increase in gross margin for the three months ended March 29, 2025 is attributable to the aforementioned factors.

Selling and General and Administrative Expenses

Selling and general and administrative expenses data for the three months ended (dollars in millions):

	March 29, 2025	March 30, 2024	Change	% Change
Selling expenses	$9.4	$9.7	$(0.3)	(3.0%	)

General and administrative expenses	12.0	12.2	(0.2)	(1.3%	)

Total operating expenses	$21.4	$21.9	$(0.5)	(2.1%	)

The decrease in selling expenses for the three months ended March 29, 2025 was attributable to decreased spending on industry shows, personnel costs, and shipping expenses, partially offset by increases in travel costs and several promotional and marketing initiatives.

The slight decrease in general and administrative expenses for the three months ended March 29, 2025 was primarily attributable to the initial expense of the prior year’s reduction in force, partially offset by increased professional service costs.

Other Income

Other income data for the three months ended (dollars in millions):

	March 29, 2025	March 30, 2024	Change	% Change

Other income	$1.3	$1.5	$(0.2)	(15.9%	)

The decrease in other income for the three months ended March 29, 2025 was attributable to decreased interest income.

Income Taxes and Net Income

The Company's 2025 and 2024 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 20.3% and 21.7% for the three months ended March 29, 2025 and March 30, 2024, respectively

As a result of the foregoing factors, consolidated net income was $7.8 million for the three months ended March 29, 2025, an increase of 9.7% from $7.1 million in the comparable prior year period.

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

EBITDA was $14.3 million for the three months ended March 29, 2025, an increase of 5.6% from $13.5 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024

Net income	$7,768	$7,084

Income tax expense	1,979	1,963
Depreciation and amortization expense	5,571	5,833
Interest income	(1,038)	(1,355)
Interest expense	16	17
EBITDA	$14,296	$13,542
EBITDA margin	10.5%	9.9%
Net income margin	5.7%	5.2%

Financial Condition

Liquidity and Capital Resources

At the end of the first quarter of 2025, the Company’s cash and short-term investments totaled $108.3 million. Pre-LIFO working capital of $266.1 million, less the LIFO reserve of $67.5 million, resulted in working capital of $198.6 million and a current ratio of 4.6 to 1.

Operations

Cash provided by operating activities was $11.1 million for the three months ended March 29, 2025, compared to $7.3 million for the comparable prior year period. The increase in cash provided in the three months ended March 29, 2025 is primarily attributable to the increase in net income and the lesser increase in deferred income taxes and lower net payouts of accrued employee compensation and benefits in the three months ended March 29, 2025, partially offset by the lesser reductions in inventory and prepaid expenses and other current assets in the three months ended March 29, 2025.

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

Investing and Financing

Capital expenditures for the three months ended March 29, 2025 totaled $1.1 million, a decrease from $1.8 million in the comparable prior year period. In 2025, the Company expects capital expenditures related to new product introductions and upgrades to our manufacturing equipment and facilities could range from $20 million to $30 million. Actual capital expenditures could vary significantly from the projected amounts due to the timing of capital projects. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and cash equivalents.

Dividends of $4.0 million were paid during the three months ended March 29, 2025. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On April 25, 2025, the Company’s Board of Directors authorized a dividend of 18¢ per share to shareholders of record on May 16, 2025, payable on May 30, 2025. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

As of March 29, 2025, the Company had $63.3 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At March 29, 2025, the Company’s investment in this money market fund totaled $28.9 million.

During the three months ended March 29, 2025 the Company purchased 79,200 shares of its common stock for $3.0 million in the open market. The average price per share purchased was $37.74. These purchases were funded with cash on hand. As of March 29, 2025, $37.3 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2028, was unused at March 29, 2025.

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

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2024 Annual Report on Form 10-K filed on February 19, 2025, or the judgments affecting the application of those estimates and assumptions.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended March 29, 2025.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 29, 2025.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2025, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of March 29, 2025, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company has reported all cases instituted against it through December 31, 2024, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending March 29, 2025.

ITEM 1A.	RISK FACTORS

During the three months ended March 29, 2025, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 , other than as set forth below.

The Company’s business may be adversely affected by tariffs, trade sanctions or similar government actions.

The actual or threatened imposition of tariffs, sanctions or other restrictions on goods exported from the United States or imported into the United States, or countermeasures imposed in response to such government actions, could increase the Company’s cost of products sold or reduce its ability to sell products globally, which may adversely affect its operating results and financial condition. While the Company sources the majority of its materials domestically, the imposition of tariffs could lead to increased demand and pricing on domestic materials, which could result in an increase to the Company’s cost of products sold and a reduction in its gross margin. So far, these new tariffs and trade policies have not had a significant impact on the Company’s business operations and financial results. However, there is no guarantee that the Company can avoid the impact of tariff and related economic effects in the future, and these trade measures and retaliations may directly impair its business by increasing trade-related costs or disrupting established supply chains.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 29, 2025 was as follows. These purchases were funded with cash on hand.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
First Quarter 2025
January 1 to January 25	28,720	$34.44	28,720
January 26 to February 22	—	—	—
February 23 to March 29	50,480	$39.62	50,480
Total	79,200	$37.74	79,200	$37,300,000

All of these purchases were made with cash held by the Company and no debt was incurred.

The Company was authorized by the Board of Directors to repurchase up to $100 million of the Company’s common stock under a share repurchase program announced on May 8, 2017. As of March 29, 2025, $62.7 million had been used and approximately $37.3 million remained authorized for share repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase and sale of the Company’s securities by the Company’s Section 16 officers or directors for the three months ended March 29, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Christopher J. Killoy (1)	President and Chief Executive Officer	Adoption of Rule 10b5-1 Plan	February 26, 2025	November 3, 2025	22,612
Thomas A. Dineen (2)	Senior Vice President of Finance, Treasurer, and Chief Financial Officer	Adoption of Rule 10b5-1 Plan	February 28, 2025	February 25, 2027	20,000
Sarah F. Colbert (3)	Vice President of Administration	Adoption of Rule 10b5-1 Plan	February 28, 2025	March 2, 2026	8,000

(1)	Christopher J. Killoy, an officer of the Company, entered into a Rule 10b5-1 Plan on February 26, 2025. Mr. Killoy’s Rule 10b5-1 Plan provides for the potential sale of up to 22,612 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on November 3, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

(2)	Thomas A. Dineen, an officer of the Company, entered into a Rule 10b5-1 Plan on February 28, 2025. Mr. Dineen’s Rule 10b5-1 Plan provides for the potential sale of up to 20,000 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on February 25, 2027, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

(3)	Sarah F. Colbert, an officer of the Company, entered into a Rule 10b5-1 Plan on February 28, 2025. Ms. Colbert’s Rule 10b5-1 Plan provides for the potential sale of up to 8,000 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on March 2, 2026, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended March 29, 2025.

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

*Filed herewith

**Furnished herewith

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 29, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: April 30, 2025	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer