Form 10-Q
period 2025-06-28
STURM RUGER & CO INC
filed 2025-07-30
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

or

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

The number of shares outstanding of the issuer's common stock as of July 18, 2025: 16,162,030

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 28, 2025	December 31, 2024
		(Note)

Assets

Current Assets
Cash	$23,272	$10,028
Short-term investments	78,081	95,453
Trade receivables, net	61,805	67,145

Gross inventories (Note 4)	125,209	149,417
Less LIFO reserve	(68,157)	(66,398)
Less excess and obsolescence reserve	(4,034)	(6,533)
Net inventories	53,018	76,486

Prepaid expenses and other current assets	10,370	9,245
Total Current Assets	226,546	258,357

Property, plant and equipment	483,363	477,622
Less allowances for depreciation	(416,037)	(406,373)
Net property, plant and equipment	67,326	71,249

Deferred income taxes	19,121	16,681
Other assets	36,542	37,747
Total Assets	$349,535	$384,034

Note:

The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	June 28, 2025	December 31, 2024
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$32,589	$35,750
Contract liabilities with customers (Note 3)	91	—
Product liability	786	431
Employee compensation and benefits	17,998	18,824
Workers’ compensation	5,758	5,804
Total Current Liabilities	57,222	60,809

Employee compensation	1,485	1,835
Product liability accrual	61	61
Lease liabilities (Note 5)	1,434	1,747

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2025 – 24,490,478 issued,
16,233,934 outstanding
2024 – 24,467,983 issued,
16,654,523 outstanding	24,490	24,468
Additional paid-in capital	52,751	50,536
Retained earnings	420,271	436,609
Less: Treasury stock – at cost
2025 – 8,256,544 shares
2024 – 7,813,460 shares	(208,179)	(192,031)
Total Stockholders’ Equity	289,333	319,582
Total Liabilities and Stockholders’ Equity	$349,535	$384,034

Note:

The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Net firearms sales	$131,567	$129,829	$266,762	$265,837
Net castings sales	924	932	1,467	1,744
Total net sales	132,491	130,761	268,229	267,581

Cost of products sold	127,345	101,607	233,188	209,024

Gross profit	5,146	29,154	35,041	58,557

Operating expenses:
Selling	10,277	9,484	19,690	19,190
General and administrative	15,585	10,698	27,595	22,864
Total operating expenses	25,862	20,182	47,285	42,054

Operating (loss) income	(20,716)	8,972	(12,244)	16,503

Other income:
Interest income	954	1,329	1,992	2,684
Interest expense	(22)	(25)	(38)	(42)
Other income, net	396	179	649	357
Total other income, net	1,328	1,483	2,603	2,999

(Loss) income before income taxes	(19,388)	10,455	(9,641)	19,502

Income taxes	(2,162)	2,191	(183)	4,154

Net (loss) income and comprehensive (loss) income	$(17,226)	$8,264	$(9,458)	$15,348

Basic earnings per share	$(1.05)	$0.48	$(0.57)	$0.88

Diluted earnings per share	$(1.05)	$0.47	$(0.57)	$0.87

Weighted average number of common shares outstanding - Basic	16,370,674	17,343,341	16,494,828	17,388,509

Weighted average number of common shares outstanding - Diluted	16,370,674	17,618,508	16,494,828	17,615,244

Cash dividends per share	$0.18	$0.16	$0.42	$0.39

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2024	$24,468	$50,536	$436,609	$(192,031)	$319,582

Net income (loss) and comprehensive income (loss)			7,768		7,768

Common stock issued – compensation plans	5	(5)			—

Vesting of RSUs		(178)			(178)

Dividends paid			(3,992)		(3,992)

Unpaid dividends accrued			146		146

Recognition of stock-based compensation expense		1,146			1,146

Repurchase of 79,200 shares of common stock				(2,991)	(2,991)
Balance at March 29, 2025	$24,473	$51,499	$440,531	$(195,022)	$321,481

Net income (loss) and comprehensive income (loss)			(17,226)		(17,226)

Common stock issued – compensation plans	17	(17)			—

Vesting of RSUs					—

Dividends paid			(2,941)		(2,941)

Unpaid dividends accrued			(93)		(93)

Recognition of stock-based compensation expense		1,269			1,269

Repurchase of 363,884 shares of common stock				(13,157)	(13,157)
Balance at June 28, 2025	$24,490	$52,751	$420,271	$(208,179)	$289,333

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2023	$24,437	$46,849	$418,058	$(157,623)	$331,721

Net income (loss) and comprehensive income (loss)			7,084		7,084

Common stock issued – compensation plans	18	(18)			—

Vesting of RSUs		(624)			(624)

Dividends paid			(4,080)		(4,080)

Unpaid dividends accrued			(8)		(8)

Recognition of stock-based compensation expense		1,082			1,082

Repurchase of 75,024 shares of common stock				(3,219)	(3,219)
Balance at March 30, 2024	$24,455	$47,289	$421,054	$(160,842)	$331,956

Net income (loss) and comprehensive income (loss)			8,264		8,264

Common stock issued – compensation plans	13	(13)			—

Vesting of RSUs					—

Dividends paid			(2,707)		(2,707)

Unpaid dividends accrued			(60)		(60)

Recognition of stock-based compensation expense		1,070			1,070

Repurchase of 402,893 shares of common stock				(17,057)	(17,057)
Balance at June 29, 2024	$24,468	$48,346	$426,551	$(177,899)	$321,466

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024

Operating Activities
Net (loss) income	$(9,458)	$15,348
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	11,143	11,137
Stock-based compensation	2,415	2,152
Excess and obsolescence inventory reserve	40	(467)
Inventory and other asset write-off	17,002	—
Loss on disposal of assets	185	—
Deferred income taxes	(2,440)	(2,751)
Changes in operating assets and liabilities:
Trade receivables	5,340	3,745
Inventories	10,247	6,945
Trade accounts payable and accrued expenses	(3,194)	(2,770)
Contract liabilities with customers	91	(149)
Employee compensation and benefits	(1,123)	(8,469)
Product liability	355	(305)
Prepaid expenses, other assets and other liabilities	(4,726)	1,669
Cash provided by operating activities	25,877	26,085

Investing Activities
Property, plant and equipment additions	(6,746)	(10,414)
Purchases of short-term investments	(63,793)	(76,409)
Proceeds from maturities of short-term investments	81,165	80,404
Cash provided by (used for) investing activities	10,626	(6,419)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(178)	(624)
Repurchase of common stock	(16,148)	(20,276)
Dividends paid	(6,933)	(6,787)
Cash used for financing activities	(23,259)	(27,687)

Increase (decrease) in cash and cash equivalents	13,244	(8,021)

Cash and cash equivalents at beginning of period	10,028	15,174

Cash and cash equivalents at end of period	$23,272	$7,153

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and six months ended June 28, 2025 may not be indicative of the results to be expected for the full year ending December 31, 2025. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% of total sales for each of the six month periods ended June 28, 2025 and June 29, 2024, respectively. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

NOTE 3 - REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three and six months ended June 28, 2025 and June 29, 2024 is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Contract liabilities with customers at beginning of period	$789	$30	$—	$149

Revenue deferred	(325)	—	464	—

Revenue recognized	(373)	(30)	(373)	(149)
Contract liabilities with customers at end of period	$91	$—	$91	$—

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the remaining deferred revenue from the contract liabilities with customers to be recognized in the third quarter of 2025.

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

Inventories consist of the following:

	June 28, 2025	December 31, 2024

Inventory at FIFO
Finished products	$24,306	$26,022
Materials and work in process	100,903	123,395

Gross inventories	125,209	149,417
Less: LIFO reserve	(68,157)	(66,398)
Less: excess and obsolescence reserve	(4,034)	(6,533)
Net inventories	$53,018	$76,486

NOTE 5 - LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 28, 2025:

	Balance Sheet Line Item	June 28, 2025
Right-of-use assets	Other assets	$2,058

Operating lease liabilities

Current portion	Trade accounts payable and accrued expenses	$624

Noncurrent portion	Lease liabilities	1,434

Total operating lease liabilities		$2,058

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

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Six Months Ended
	June 28, 2025	June 29, 2024

Cash paid for amounts included in the measurement of lease liabilities	$161	$432

Cash amounts paid for short-term leases	$81	$189

Right-of-use assets obtained in exchange for lease liabilities	$—	$—

Weighted average remaining lease term (years)	7.2	7.9

Weighted average discount rate	8.0%	8.0%

The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 28, 2025:

Remainder of 2025	$383
2026	771
2027	295
2028	160
2029	160
Thereafter	800
Total undiscounted future minimum lease payments	2,569
Less: Difference between undiscounted lease payments & the present value of future lease payments	(511)
Total operating lease liabilities	$2,058

NOTE 6 - LINE OF CREDIT

On June 6, 2024, the Company amended its existing $40 million unsecured revolving line of credit agreement with a bank, which now expires January 7, 2028. Borrowings under this new facility bear interest at the applicable Secured Overnight Financing Rate (SOFR), plus 150 basis points, plus an additional adjustment of eight basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At June 28, 2025, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.0 million and $2.2 million for the three and six months ended June 28, 2025, respectively, and $1.0 million and $2.2 million for the three and six months ended June 29, 2024, respectively. The Company plans to contribute approximately $2.0 million to the plan in matching employee contributions during the remainder of 2025.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.6 million and $3.6 million for the three and six months ended June 28, 2025, respectively, and $1.8 million and $3.8 million for the three and six months ended June 29, 2024, respectively. The Company plans to contribute approximately $3.0 million in supplemental contributions to the plan during the remainder of 2025.

NOTE 8 - INCOME TAXES

The Company's 2025 and 2024 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 11.2% and 1.9% for the three and six months ended June 28, 2025, respectively. The Company’s effective income tax rate was 21.0% and 21.3% for the three and six months ended June 29, 2024, respectively.

Income tax payments totaled $1.1 million and $3.1 million for the three and six months ended June 28, 2025, respectively. Income tax payments totaled $9.4 million for both the three and six month periods ended June 29, 2024.

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

NOTE 9 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net (loss) income	$(17,226)	$8,264	$(9,458)	$15,348

Denominator:
Weighted average number of common shares outstanding – Basic	16,370,674	17,343,341	16,494,828	17,388,509

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	—	275,167	—	226,735

Weighted average number of common shares outstanding – Diluted	16,370,674	17,618,508	16,494,828	17,615,244

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

In June 2023, the Company’s shareholders approved the 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 shares for issuance under the 2023 SIP, of which 456,000 shares remain available for future grants as of June 28, 2025. Any shares remaining from the 2017 SIP will be available for future grants under the terms of the 2023 SIP. As of June 28, 2025, approximately 120,000 shares remained unawarded from the 2017 SIP. Since the shareholder approval of the 2023 SIP, no additional awards have been or will be granted under the 2017 SIP. Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to a three-year vesting period. Additionally, the Company awarded its new CEO a one-time award of 40,000 RSUs, which shall convert into shares of the Company’s Common Stock on a one-to-one basis when vested, a portion of which shall be subject to time-based vesting and a portion of which shall be subject to performance-based vesting. There were 275,873 restricted stock units issued during the six months ended June 28, 2025. Total compensation costs related to these restricted stock units are $10.6 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.3 million and $2.4 million for the three and six months ended June 28, 2025, respectively, and $1.1 million and $2.2 million for the three and six months ended June 29, 2024, respectively.

NOTE 11 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Sales
Firearms	$131,567	$129,829	$266,762	$265,837
Castings
Unaffiliated	924	932	1,467	1,744
Intersegment	6,387	8,104	13,609	16,646
	7,311	9,036	15,076	18,390
Eliminations	(6,387)	(8,104)	(13,609)	(16,646)
	$132,491	$130,761	$268,229	$267,581
Costs of Goods Sold
Firearms	$125,727	$100,576	$230,981	$207,045
Castings
Unaffiliated	1,618	1,031	2,207	1,979
Intersegment	6,387	8,104	13,609	16,646
	8,005	9,135	15,816	18,625
Eliminations	(6,387)	(8,104)	(13,609)	(16,646)
	$127,345	$101,607	$233,188	$209,024

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross Profit (Loss)
Firearms	$5,840	$29,253	$35,781	$58,792
Castings	(694)	(99)	(740)	(235)
	$5,146	$29,154	$35,041	$58,557
Operating Income (Loss)
Firearms	$(19,838)	$9,240	$(11,183)	$17,092
Castings	(878)	(268)	(1,061)	(589)
	$(20,716)	$8,972	$(12,244)	$16,503
Income (Loss) Before Income Taxes
Firearms	$(19,690)	$9,465	$(10,932)	$17,481
Castings	(875)	(268)	(1,020)	(589)
Corporate	1,177	1,258	2,311	2,610
	$(19,388)	$10,455	$(9,641)	$19,502
Depreciation
Firearms	$4,987	$4,632	$9,975	$9,744
Castings	347	435	694	890
	$5,334	$5,067	$10,669	$10,634
Capital Expenditures
Firearms	$5,514	$8,490	$6,548	$10,125
Castings	108	136	198	289
	$5,622	$8,626	$6,746	$10,414

	June 28, 2025	December 31, 2024
Identifiable Assets
Firearms	$194,108	$230,024
Castings	8,780	9,303
Corporate	146,647	144,707
	$349,535	$384,034
Goodwill
Firearms	$3,055	$3,055
Castings	209	209
	$3,264	$3,264

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and six months ended June 28, 2025 totaled $0.2 million and $0.4 million, respectively. Payments made to the NRA in the three and six months ended June 29, 2024 totaled $0.2 million and $0.3 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association. Payments made to the NSSF in the three and six months ended June 28, 2025 totaled $0.1 million and $0.2 million, respectively. Payments made to the NSSF in the three and six months ended June 29, 2024 totaled $0.2 million and $0.3 million, respectively. Two of the Company’s Directors also serve on the Board of the NSSF.

NOTE 13 - CONTINGENT LIABILITIES

As of June 28, 2025, the Company was a defendant in seven (7) lawsuits and is aware of certain other claims. The lawsuits generally fall into four (4) categories: municipal litigation, breach of contract, unfair trade practices, and trademark litigation. Each is discussed in turn below.

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. There are three lawsuits of this type: the City of Gary, filed in Indiana State Court in 1999; The City of Buffalo, filed in the Supreme Court of the State of New York for Erie County on December 20, 2022; and The City of Rochester, filed in the Supreme Court for the State of New York for Monroe County on December 21, 2022, each of which is described in more detail below.

The City of Gary seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various Defendants. The Complaint alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products. After a long procedural history, this matter is back before the Indiana Court of Appeals, where briefing was recently completed.

The City of Buffalo v. Smith & Wesson Brands, Inc., et al. and The City of Rochester v. Smith & Wesson Brands, Inc., et al were filed one day apart in New York State Court, naming a number of firearm manufacturers, distributors, and retailers as Defendants, including the Company. The complaints are virtually identical and purport to state causes of action for violations of Sections 898, 349 and 350 of the New York General Business Law, as well as common law public nuisance. Generally, Plaintiffs alleges that the criminal misuse of firearms in their cities is the result of the manufacturing, sales, marketing, and distribution practices of the Defendants. Both matters were timely removed to the U.S. District Court for the Western District of New York and were consolidated for pretrial purposes only. Those matters were stayed pending the outcome of a different matter that challenges New York’s law.

Estados Unidos Mexicanos v. Smith & Wesson Brands, Inc., et al. was filed by the Country of Mexico and named seven Defendants, mostly U.S.-based firearms manufacturers, including the Company. The Complaint advanced a variety of legal theories including negligence, public nuisance, unjust enrichment, restitution, and others.  Plaintiff essentially alleged that Defendants design, manufacture, distribute, market and sell firearms in a way that they know results in the illegal trafficking of firearms into Mexico, where they are used by Mexican drug cartels for criminal activities.

On June 17, 2024, the District Court heard argument on pending motions to dismiss. On August 7, 2024, the Court granted the motions, dismissing Ruger and some of the other Defendants from the case, but did not enter judgement in favor of these Defendants.  Subsequently, the Supreme Court granted the Defendants’ Petition for Writ of Certiorari.  With the dismissal of Ruger and other Defendants on personal jurisdiction grounds, the remaining Defendants prosecuted the appeal before the Supreme Court and oral argument was held on March 4, 2025.  On June 5, 2025, the Supreme Court ruled that because the Plaintiff’s complaint does not plausibly allege that the defendant gun manufacturers aided and abetted gun dealers’ unlawful sales of firearms to Mexican traffickers and the Protection of Lawful Commerce in Arms Act bars the lawsuit.

Breach of Contract

The Company is a defendant in Jones v. Sturm, Ruger & Co., a purported class action lawsuit arising out of a data breach at Freestyle Solutions, Inc., the vendor who was hosting the Company’s eCommerce website at the time of the breach. The matter was mediated and the parties agreed to a settlement in principle, which is being finalized.

Unfair Trade Practices

Estate of Suzanne Fountain v. Sturm, Ruger & Co., Inc., and Estate of Nevin Stanisic v. Sturm, Ruger & Co., Inc. are pending in Connecticut state court and arise out of the criminal shootings at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. The Complaints allege that the Company’s advertising and marketing of the Ruger AR-556 pistol violate the Connecticut Unfair Trade Practices Act.

The Fountain and Stanisic cases were consolidated for discovery purposes only and transferred by the court to the Complex Litigation Docket. The Company is vigorously defending these matters.

Trademark Litigation

The Company is a defendant in FN Herstal, et al. v. Sturm, Ruger & Company, Inc., which is pending in North Carolina. The Complaint alleges that the Company’s use of the initialism “SFAR” in connection with the marketing of its Small Frame Autoloading Rifle infringes the Plaintiffs’ SCAR trademark. The Complaint alleges violations of the Lanham Act and the North Carolina Unfair and Deceptive Trade Practices Act, as well as trademark infringement under North Carolina common law. The parties are awaiting decision on dispositive motions.

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

Often, a Complaint does not specify the amount of damages being sought and a range of reasonably possible losses relating to unfavorable outcomes cannot be made. The dollar amount of damages claimed at December 31, 2024, December 31, 2023 and December 31, 2022 was de minimis. The amount claimed is set forth as an indication of possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

NOTE 14 - SUBSEQUENT EVENTS

On July 25, 2025, the Board of Directors authorized a dividend of 16¢ per share, for shareholders of record as of August 15, 2025, payable on August 29, 2025.

On July 1, 2025 the Company announced the asset purchase of Anderson Manufacturing (“Anderson”), a manufacturer of firearms and firearm accessories based in Hebron, Kentucky, for $16.4 million in cash. This strategic purchase includes Anderson’s manufacturing facility, equipment and machinery, inventory, certain assets and liabilities, and all intellectual property related to Anderson. The acquisition will provide Ruger the opportunity to work with a skilled and experienced workforce, strengthen its production capabilities and expand its product offerings. The transaction was funded by the Company with cash on hand and will be accounted for in accordance with ASC 805 - Business Combinations. ASC 805 requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired, using the bottom up approach, to estimate their value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets will be recorded as goodwill. The Company has not yet completed its purchase price allocation and fair value assessments of the assets acquired.

The Company has evaluated events and transactions occurring subsequent to June 28, 2025 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% of total sales for each of the six month periods ended June 28, 2025 and June 29, 2024. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

During the six months ended June 28, 2025 the Company has undertaken several strategic initiatives to enhance its operational and market positioning. These initiatives include:

●	A leadership transition to welcome a new CEO and evolve its leadership structure, along with an organizational realignment designed to improve efficiency and effectiveness,
●	An inventory rationalization, in which the Company revised its product strategy for 2025 and beyond and reassessed its raw material, work-in-process and finished goods inventories to identify and reserve for inventory that is now excess, obsolete or ready to be discontinued due to the revised product roadmaps, including legacy models that have run their lifecycle, products that are no longer part of the long-term strategy, and Marlin-related items that are not part of the product roadmap for that brand, and
●	A product repositioning to address its product strategy for the future and take a hard look at current market conditions, consumer demand and overall economics to identify areas where it has desirable products, with strong features that need to reach its customers at a better price point.

These initiatives impacted the results of operations for the three month period ending June 28, 2025 as follows, which reduced diluted earnings per share $1.46:

●	Sales reduction of $5.7 million related to the sale of 67,000 units of discontinued models
●	Increased cost of sales of $17.0 million, reflecting the write-off of inventory and other assets related to the revised product strategy and product roadmap
●	Increased general and administrative expenses of $3.7 million related to the leadership transition and organizational realignment

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers decreased 4% in the first half of 2025 compared to the prior year period. For the same period, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 4%. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing six quarters follow:

	2025		2024
	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	328,500	364,700	410,500	336,300	327,800	396,700

Total adjusted NICS Background Checks (thousands) (2)	3,251	3,817	4,460	3,432	3,364	3,983

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,
●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2025		2024
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	355,900	410,000	374,300	316,900	250,500	472,600

Orders Received	$113.7	$154.0	$126.3	$109.4	$99.5	$198.2

Average Sales Price of Units Ordered	$319	$376	$337	$345	$397	$419

Ending Backlog	$263.1	$275.2	$252.9	$268.7	$272.2	$296.2

Average Sales Price of Ending Unit Backlog	$534	$552	$568	$572	$567	$523

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company to plan production levels. The Company’s overall production in the second quarter of 2025 increased 3% from the first quarter of 2025.

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2025		2024
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	355,900	410,000	374,300	316,900	250,500	472,600

Units Produced	381,600	372,000	364,300	330,300	370,400	314,500

Units Shipped	361,400	356,700	398,700	327,400	336,300	345,400

Average Sales Price of Units Shipped	$349	$379	$364	$371	$386	$394

Ending Unit Backlog	493,100	498,600	445,300	469,700	480,200	566,000

Inventories

During the first half of 2025, the Company’s finished goods inventory increased by 35,500 units and distributor inventories of the Company’s products increased by 24,900 units.

Inventory unit data for the trailing six quarters follows:

	2025		2024
	Q2	Q1	Q4	Q3	Q2	Q1

Company Inventory	150,700	130,500	115,200	149,600	146,700	112,600
Distributor Inventory (1)	220,700	187,900	195,800	207,600	216,500	208,000

Total Inventory (2)	371,400	318,400	311,000	357,200	363,200	320,600

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	June 28, 2025	June 29, 2024	Change	% Change
Net firearms sales	$131.6	$129.8	$1.8	1.3%

Net castings sales	0.9	1.0	(0.1)	(0.9%	)

Total net sales	132.5	130.8	1.7	1.3%

Cost of products sold	127.4	101.6	25.8	25.3%

Gross profit	$5.1	$29.2	$(24.1)	(82.3%	)

Gross margin	3.9%	22.3%	(18.4% )	(82.5%	)

Total consolidated net sales and net firearms sales increased slightly for the three months ended June 28, 2025, despite the $5.7 million reduction related to the close out of 67,000 units of discontinued models. Sales of new products, including the RXM pistol, Super Wrangler revolver, Marlin lever-action rifles, and American Centerfire Rifle Generation II represented $42.2 million or 33.5% of firearm sales in the three months ended June 28, 2025. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the three months ended June 28, 2025 is attributable to inventory rationalization write-offs taken during the quarter and the aforementioned sales reductions, partially off-set by favorable leveraging of fixed costs resulting from increased production.

The decrease in gross margin for the three months ended June 28, 2025 is attributable to the aforementioned factors.

Net sales, cost of products sold, and gross profit data for the six months ended (dollars in millions):

	June 28, 2025	June 29, 2024	Change	% Change
Net firearms sales	$266.7	$265.9	$0.8	0.3%

Net castings sales	1.5	1.7	(0.2)	(15.9%	)

Total net sales	268.2	267.6	0.7	0.2%

Cost of products sold	233.2	209.0	24.2	11.6%

Gross profit	$35.0	$58.6	$(23.6)	(40.2%	)

Gross margin	13.1%	21.9%	(8.8% )	(40.2%	)

Total consolidated net sales and net firearms sales increased slightly for the six months ended June 28, 2025, despite the $5.7 million reduction related to the close out of 67,000 units of discontinued models. Sales of new products, including the RXM pistol, Super Wrangler revolver, Marlin lever-action rifles, and American Centerfire Rifle Generation II, represented $82.6 million or 32.5% of firearm sales in the first half of 2025. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the six months ended June 28, 2025 is attributable to inventory rationalization write-offs and the aforementioned sales reductions, partially off-set by favorable deleveraging of fixed costs resulting from increased production.

The decrease in gross margin for the six months ended June 28, 2025 is attributable to the aforementioned factors.

Selling and General and Administrative Expenses

Selling and general and administrative expenses data for the three months ended (dollars in millions):

	June 28, 2025	June 29, 2024	Change	% Change
Selling expenses	$10.3	$9.5	$0.8	8.4%

General and administrative expenses	15.6	10.7	4.9	45.7%

Total operating expenses	25.9	$20.2	$5.7	28.1%

The increase in selling expenses for the three months ended June 28, 2025 was attributable to increases in advertising and several promotional and marketing initiatives, partially offset by decreases in spending on travel costs, industry shows, personnel costs, and shipping expenses.

The increase in general and administrative expenses for the three months ended June 28, 2025 was primarily attributable to expenses incurred due to the Company’s leadership transition and organizational realignment.

Selling and general and administrative expenses data for the six months ended (dollars in millions):

	June 28, 2025	June 29, 2024	Change	% Change
Selling expenses	$19.7	$19.2	$0.5	2.6%

General and administrative expenses	27.6	22.9	4.7	20.7%

Total operating expenses	$47.3	$42.1	$5.2	12.4%

The increase in selling expenses for the six months ended June 28, 2025 was attributable to increases in advertising and several promotional and marketing initiatives, partially offset by decreases in spending on industry shows, personnel costs, and shipping expenses.

The increase in general and administrative expenses for the six months ended June 28, 2025 was primarily attributable to expenses incurred due to the Company’s leadership transition and organizational realignment. This action is part of the Company’s initiatives to reallocate its resources and cost structure into prioritized areas that will drive long-term growth and improve margins. As the Company focuses on these goals, it will continue to pursue opportunities to reduce or eliminate investment in areas of lower focus.

Other Income

Other income data for the three months ended (dollars in millions):

	June 28, 2025	June 29, 2024	Change	% Change

Other income	$1.3	$1.5	$(0.2)	(10.5%	)

The decrease in other income for the three months ended June 28, 2025 was attributable to decreased interest income.

Other income data for the six months ended (dollars in millions):

	June 28, 2025	June 29, 2024	Change	% Change

Other income	$2.6	$3.0	$(0.4)	(13.2%	)

The decrease in other income for the six months ended June 28, 2025 was attributable to decreased interest income.

Income Taxes and Net Income

The Company's 2025 and 2024 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes and the nondeductibility of certain executive compensation. The reduction in 2025 earnings increased the impact of these items, which resulted in effective income tax rates of 11.2% and 1.9% for the three and six months ended June 28, 2025, respectively. The Company’s effective income tax rate was 21.0% and 21.3% for the three and six months ended June 29, 2024, respectively.

As a result of the foregoing factors, consolidated net loss was $(17.2) million for the three months ended June 28, 2025, a change of (308.4%) from $8.3 million consolidated net income in the comparable prior year period.

Consolidated net loss was $(9.5) million for the six months ended June 28, 2025, a change of (161.6%) from $15.3 million consolidated net income in the comparable prior year period.

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

EBITDA was $2.3 million for the three months ended June 28, 2025, a decrease of 84.4% from $14.5 million in the comparable prior year period.

For the six months ended June 28, 2025 EBITDA was $16.6 million, a decrease of 40.9% from $28.0 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Net income	$(17,226)	$8,264	$(9,458)	$15,348

Inventory rationalization	17,002	—	17,002	—
Income tax expense	(2,162)	2,191	(183)	4,154
Depreciation and amortization expense	5,572	5,304	11,143	11,137
Interest income	(954)	(1,329)	(1,992)	(2,684)
Interest expense	22	25	38	42
EBITDA	$2,254	$14,455	$16,550	$27,997
EBITDA margin	1.7%	11.1%	6.2%	10.5%
Net income margin	(13.0% )	6.3%	(3.5% )	5.7%

Financial Condition

Liquidity and Capital Resources

At the end of the second quarter of 2025, the Company’s cash and short-term investments totaled $101.4 million. Pre-LIFO working capital of $233.7 million, less the LIFO reserve of $68.2 million, resulted in working capital of $165.5 million and a current ratio of 4.0 to 1.

Operations

Cash provided by operating activities was $25.9 million for the six months ended June 28, 2025, compared to $26.1 million for the comparable prior year period. The slight decrease in cash provided in the six months ended June 28, 2025 is primarily attributable to the decrease in net income and the lesser reductions in prepaid expenses and other current assets in the six months ended June 28, 2025, partially offset by the impact of the write-off of inventory related to the Company’s inventory rationalization and the lower net payouts of accrued employee compensation and benefits in the six months ended June 28, 2025.

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

Investing and Financing

Capital expenditures for the six months ended June 28, 2025 totaled $6.7 million, a decrease from $10.4 million in the comparable prior year period. The Company expects capital expenditures in the latter half of 2025 to increase from the first half of the year, exclusive of the Anderson purchase, as we invest in new product introductions, expand capacity, upgrade our manufacturing capabilities and strengthen our facility infrastructure. Actual capital expenditures could vary significantly from the projected amounts due to the timing of capital projects. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and cash equivalents.

On July 1, 2025 the Company announced the asset purchase of Anderson Manufacturing, a manufacturer of firearms and firearm accessories based in Hebron, Kentucky for $16.4 million. This strategic purchase includes Anderson’s manufacturing facility and machinery and will provide Ruger the opportunity to work with a skilled and experienced workforce, strengthening its production capabilities and expanding its product offerings.

Dividends of $6.9 million were paid during the six months ended June 28, 2025. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On July 25, 2025, the Company’s Board of Directors authorized a dividend of 16¢ per share to shareholders of record on August 15, 2025, payable on August 29, 2025. This dividend is approximately 40% of adjusted diluted earnings of 41¢ per share for the second quarter of 2025. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

As of June 28, 2025, the Company had $55.2 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At June 28, 2025, the Company’s investment in this money market fund totaled $22.9 million.

During the six months ended June 28, 2025 the Company purchased 443,084 shares of its common stock for $16.1 million in the open market. The average price per share purchased was $36.42. These purchases were funded with cash on hand. As of June 28, 2025, $24.1 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2028, was unused at June 28, 2025.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended June 28, 2025.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2025.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2025, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of June 28, 2025, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There were no lawsuits formally instituted against the Company during the three months ending June 28, 2025.

ITEM 1A.	RISK FACTORS

During the three months ended June 28, 2025, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, Item 1A Risk Factors included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the six months ended June 28, 2025 was as follows. These purchases were funded with cash on hand.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
First Quarter 2025
January 1 to January 25	28,720	$34.44	28,720
January 26 to February 22	—	—	—
February 23 to March 29	50,480	$39.62	50,480
Second Quarter 2025
March 30 to April 26	99,951	$37.98	99,951
April 27 to May 24	171,061	$35.20	171,061
May 25 to June 28	92,872	$35.86	92,872
Total	443,084	$36.42	443,084	$24,100,000

All of these purchases were made with cash held by the Company and no debt was incurred.

The Company was authorized by the Board of Directors to repurchase up to $100 million of the Company’s common stock under a share repurchase program announced on May 8, 2017. As of June 28, 2025, $75.9 million had been used and approximately $24.1 million remained authorized for share repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

There were no contracts, instructions or written plans for the purchase and sale of the Company’s securities, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), adopted or terminated by the Company’s Section 16 officers or directors during the three months ended June 28, 2025.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended June 28, 2025.

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

*Filed herewith

**Furnished herewith

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 28, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: July 30, 2025	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer