Form 10-Q
period 2025-09-27
STURM RUGER & CO INC
filed 2025-11-05
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

Commission file number 1-10435

STURM, RUGER & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

One Lacey Place, Southport, Connecticut	06890
(Address of principal executive offices)	(Zip code)

(203) 259-7843

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	RGR	New York Stock Exchange
Common Stock Purchase Rights	N/A	New York Stock Exchange

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

The number of shares outstanding of the issuer's common stock as of October 17, 2025: 15,944,253

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	September 27, 2025	December 31, 2024
		(Note)

Assets

Current Assets
Cash	$16,078	$10,028
Short-term investments	64,760	95,453
Trade receivables, net	59,888	67,145

Gross inventories (Note 5)	126,467	149,417
Less LIFO reserve	(68,165)	(66,398)
Less excess and obsolescence reserve	(3,658)	(6,533)
Net inventories	54,644	76,486

Prepaid expenses and other current assets	12,937	9,245
Total Current Assets	208,307	258,357

Property, plant and equipment	504,256	477,622
Less allowances for depreciation	(421,365)	(406,373)
Net property, plant and equipment	82,891	71,249

Deferred income taxes	20,057	16,681
Other assets	31,065	37,747
Total Assets	$342,320	$384,034

Note:

The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	September 27, 2025	December 31, 2024
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$33,811	$35,750
Contract liabilities with customers (Note 4)	986	—
Product liability	1,052	431
Employee compensation and benefits	17,320	18,824
Workers’ compensation	5,741	5,804
Total Current Liabilities	58,910	60,809

Employee compensation	2,449	1,835
Product liability accrual	61	61
Lease liabilities (Note 6)	1,269	1,747

Contingent liabilities (Note 14)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2025 – 24,490,478 issued,
15,944,253 outstanding
2024 – 24,467,983 issued,
16,654,523 outstanding	24,490	24,468
Additional paid-in capital	54,054	50,536
Retained earnings	419,218	436,609
Less: Treasury stock – at cost
2025 – 8,546,225 shares
2024 – 7,813,460 shares	(218,131)	(192,031)
Total Stockholders’ Equity	279,631	319,582
Total Liabilities and Stockholders’ Equity	$342,320	$384,034

Note:

The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Net firearms sales	$126,130	$121,512	$392,892	$387,349
Net castings sales	636	775	2,103	2,519
Total net sales	126,766	122,287	394,995	389,868

Cost of products sold	107,611	99,615	340,799	308,639

Gross profit	19,155	22,672	54,196	81,229

Operating expenses:
Selling	9,098	8,998	28,788	28,188
General and administrative	13,541	9,932	41,136	32,796
Total operating expenses	22,639	18,930	69,924	60,984

Operating (loss) income	(3,484)	3,742	(15,728)	20,245

Other income:
Interest income	629	1,155	2,621	3,839
Interest expense	(17)	(24)	(55)	(66)
Other income, net	758	392	1,407	749
Total other income, net	1,370	1,523	3,973	4,522

(Loss) income before income taxes	(2,114)	5,265	(11,755)	24,767

Income taxes	(3,696)	527	(3,879)	4,681

Net (loss) income and comprehensive (loss) income	$1,582	$4,738	$(7,876)	$20,086

Basic earnings per share	$0.10	$0.28	$(0.48)	$1.17

Diluted earnings per share	$0.10	$0.28	$(0.48)	$1.15

Weighted average number of common shares outstanding - Basic	16,031,340	16,847,866	16,338,644	17,207,632

Weighted average number of common shares outstanding - Diluted	16,368,310	17,137,065	16,338,644	17,455,265

Cash dividends per share	$0.16	$0.19	$0.58	$0.58

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2024	$24,468	$50,536	$436,609	$(192,031)	$319,582

Net income and comprehensive income			7,768		7,768

Common stock issued – compensation plans	5	(5)			—

Vesting of RSUs		(178)			(178)

Dividends paid			(3,992)		(3,992)

Unpaid dividends accrued			146		146

Recognition of stock-based compensation expense		1,146			1,146

Repurchase of 79,200 shares of common stock				(2,991)	(2,991)
Balance at March 29, 2025	$24,473	$51,499	$440,531	$(195,022)	$321,481

Net (loss) and comprehensive (loss)			(17,226)		(17,226)

Common stock issued – compensation plans	17	(17)			—

Vesting of RSUs					—

Dividends paid			(2,941)		(2,941)

Unpaid dividends accrued			(93)		(93)

Recognition of stock-based compensation expense		1,269			1,269

Repurchase of 363,884 shares of common stock				(13,157)	(13,157)
Balance at June 28, 2025	$24,490	$52,751	$420,271	$(208,179)	$289,333

Net income and comprehensive income			1,582		1,582

Dividends paid			(2,551)		(2,551)

Unpaid dividends accrued			(84)		(84)

Recognition of stock-based compensation expense		1,303			1,303

Repurchase of 289,681 shares of common stock				(9,952)	(9,952)
Balance at September 27, 2025	$24,490	$54,054	$419,218	$(218,131)	$279,631

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2023	$24,437	$46,849	$418,058	$(157,623)	$331,721

Net income and comprehensive income			7,084		7,084

Common stock issued – compensation plans	18	(18)			—

Vesting of RSUs		(624)			(624)

Dividends paid			(4,080)		(4,080)

Unpaid dividends accrued			(8)		(8)

Recognition of stock-based compensation expense		1,082			1,082

Repurchase of 75,024 shares of common stock				(3,219)	(3,219)
Balance at March 30, 2024	$24,455	$47,289	$421,054	$(160,842)	$331,956

Net income and comprehensive income			8,264		8,264

Common stock issued – compensation plans	13	(13)			—

Vesting of RSUs					—

Dividends paid			(2,707)		(2,707)

Unpaid dividends accrued			(60)		(60)

Recognition of stock-based compensation expense		1,070			1,070

Repurchase of 402,893 shares of common stock				(17,057)	(17,057)
Balance at June 29, 2024	$24,468	$48,346	$426,551	$(177,899)	$321,466

Net income and comprehensive income			4,738		4,738

Dividends paid			(3,202)		(3,202)

Unpaid dividends accrued			(73)		(73)

Recognition of stock-based compensation expense		1,095			1,095

Repurchase of 220,842 shares of common stock				(9,079)	(9,079)
Balance at September 28, 2024	$24,468	$49,441	$428,014	$(186,978)	$314,945

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 27, 2025	September 28, 2024

Operating Activities
Net (loss) income	$(7,876)	$20,086
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	16,720	16,941
Stock-based compensation	3,718	3,247
Excess and obsolescence inventory reserve	(336)	39
Inventory and other asset write-off	17,002	—
Loss on disposal of assets	185	—
Deferred income taxes	(3,376)	(2,942)
Changes in operating assets and liabilities:
Trade receivables	7,257	(293)
Inventories	8,997	3,735
Trade accounts payable and accrued expenses	(1,963)	(514)
Contract liabilities with customers	986	(149)
Employee compensation and benefits	(921)	(7,360)
Product liability	621	(349)
Prepaid expenses, other assets and other liabilities	(2,249)	3,042
Cash provided by operating activities	38,765	35,483

Investing Activities
Property, plant and equipment additions	(12,636)	(17,196)
Purchase of Anderson Manufacturing assets	(15,010)	—
Purchases of short-term investments	(80,683)	(100,993)
Proceeds from maturities of short-term investments	111,376	115,023
Cash provided by (used for) investing activities	3,047	(3,166)

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(178)	(624)
Repurchase of common stock	(26,100)	(29,355)
Dividends paid	(9,484)	(9,990)
Cash used for financing activities	(35,762)	(39,969)

Increase (decrease) in cash and cash equivalents	6,050	(7,652)

Cash and cash equivalents at beginning of period	10,028	15,174

Cash and cash equivalents at end of period	$16,078	$7,522

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine months ended September 27, 2025 may not be indicative of the results to be expected for the full year ending December 31, 2025. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% of total sales for each of the nine month periods ended September 27, 2025 and September 28, 2024, respectively. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Fair Value Measurements:

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

The fair value of inventory acquired as part of a business combination is based on a third-party valuation utilizing the comparable sales method which is based on Level 2 and Level 3 inputs. The fair value of property, plant and equipment acquired as part of a business combination is based on a third-party valuation utilizing the indirect method of cost approach, which is based on Level 2 and Level 3 inputs. The fair value of patents acquired as part of a business combination is based on a third-party valuation utilizing the replacement cost method, which is based on Level 2 and Level 3 inputs. The fair value of the remaining intangible assets as part of a business combination are based on a third-party valuation utilizing discounted cash flow methods that involves inputs, which are not observable in the market (Level 3).

Business Combination:

On July 1, 2025, the Company acquired substantially all of the assets of Anderson Manufacturing (“Anderson”) for a total purchase price of $15.8 million in cash, with $15 million having been paid in cash at the closing of the transaction and $0.8 million having been held back from the purchase price for the purposes described in Note 3 below (the “Anderson Acquisition”).

The transaction was funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations, which requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired, using the bottom up approach, to estimate their fair value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets was recorded as goodwill. Our estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the period in which such revised estimates are identified. No such adjustments were recorded in the three months ended September 27, 2025.

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

NOTE 3 - ACQUISITION OF ANDERSON MANUFACTURING ASSETS

As described in Note 2, the Company closed on the Anderson Acquisition on July 1, 2025. The Company paid $15.0 million dollars in cash for Anderson assets to Anderson at the closing of the transaction, with an additional $0.8 million held back for the purposes described below. The Anderson Acquisition included, among other things, property, equipment, inventory, and all intellectual property related to Anderson, including the Anderson trademarks and tradenames, and all derivatives thereof.

The primary purpose of the Anderson Acquisition was to increase the Company’s production capabilities. The Anderson Acquisition was accounted for in accordance with ASC Topic 805, Business Combinations. Accordingly, the total purchase price has been allocated to tangible assets based on their fair value and the intangibles and goodwill have been allocated on a provisional basis at the date of acquisition. The Company assumed no debt or long-term liabilities in this transaction. These allocations reflect various provisional estimates that were based on the information available at the time and are subject to change during the purchase price allocation period until the valuations are finalized.

The following table summarizes the Company's preliminary fair value of the assets acquired, as of July 1, 2025, for the Company’s Anderson Acquisition.

Purchase Price
Cash paid to sellers	$15,010
Holdback	750
Total Purchase Price	$15,760

Purchase Price Allocation
Assets Acquired
Land and building	$5,900
Machinery and equipment	5,800
Inventory	2,045
Other assets	1,625
Goodwill	390
Net Assets Acquired	$15,760

Identifiable assets acquired were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 2 - Significant Accounting Policies.

The Fair Value of any intangible assets acquired in the Anderson Acquisition were considered negligible.

The Company held back $0.8 million from their purchase payment for potential repair mediation costs, which will either be applied to repair costs or paid to Anderson. This holdback was included in trade accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet at September 27, 2025.

The excess purchase price over the fair value of the assets acquired was recorded as goodwill in the amount of $0.4 million, primarily related to assembled workforce and increased manufacturing capacity. The Company incurred acquisition related costs of approximately $0.5 million, which are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 27, 2025.

The pro forma impact of the acquisition and the results of operations attributable to Anderson in 2024 and 2025 have not been presented, as they are not material to the Company’s consolidated results of operations.

NOTE 4 - REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three and nine months ended September 27, 2025 and September 28, 2024 is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Contract liabilities with customers at beginning of period	$91	$—	$—	$149

Revenue deferred	1,206	—	1,669	—

Revenue recognized	(311)	—	(683)	(149)

Contract liabilities with customers at end of period	$986	$—	$986	$—

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the remaining deferred revenue from the contract liabilities with customers to be recognized in the fourth quarter of 2025.

Practical Expedients and Exemptions

The Company has elected to account for shipping and handling activities that occur after control of the related product transfers to the customer as fulfillment activities that are recognized upon shipment of the goods.

NOTE 5 - INVENTORIES

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

Inventories consist of the following:

	September 27, 2025	December 31, 2024

Inventory at FIFO
Finished products	$22,104	$26,022
Materials and work in process	104,363	123,395

Gross inventories	126,467	149,417
Less: LIFO reserve	(68,165)	(66,398)
Less: excess and obsolescence reserve	(3,658)	(6,533)
Net inventories	$54,644	$76,486

NOTE 6 - LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of September 27, 2025:

	Balance Sheet Line Item	September 27, 2025

Right-of-use assets	Other assets	$1,906

Operating lease liabilities
Current portion	Trade accounts payable and accrued expenses	$637

Noncurrent portion	Lease liabilities	1,269

Total operating lease liabilities		$1,906

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

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Nine Months Ended
	September 27, 2025	September 28, 2024

Cash paid for amounts included in the measurement of lease liabilities	$439	$432

Cash amounts paid for short-term leases	$369	$507

Right-of-use assets obtained in exchange for lease liabilities	$—	$—

Weighted average remaining lease term (years)	6.9	7.6

Weighted average discount rate	8.0%	8.0%

The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of September 27, 2025:

Remainder of 2025	$192
2026	771
2027	295
2028	160
2029	160
Thereafter	800
Total undiscounted future minimum lease payments	2,378
Less: Difference between undiscounted lease payments & the present value of future lease payments	(472)
Total operating lease liabilities	$1,906

NOTE 7 - LINE OF CREDIT

On June 6, 2024, the Company amended its existing $40 million unsecured revolving line of credit agreement with a bank, which now expires January 7, 2028. Borrowings under this new facility bear interest at the applicable Secured Overnight Financing Rate (SOFR), plus 150 basis points, plus an additional adjustment of eight basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At September 27, 2025, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.0 million and $3.2 million for the three and nine months ended September 27, 2025, respectively, and $0.9 million and $3.1 million for the three and nine months ended September 28, 2024, respectively. The Company plans to contribute approximately $1.0 million to the plan in matching employee contributions during the remainder of 2025.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.8 million and $5.3 million for the three and nine months ended September 27, 2025, respectively, and $1.5 million and $5.3 million for the three and nine months ended September 28, 2024, respectively. The Company plans to contribute approximately $1.8 million in supplemental contributions to the plan during the remainder of 2025.

NOTE 9 - INCOME TAXES

The Company’s 2025 and 2024 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 174.8% and 33.0% for the three and nine months ended September 27, 2025, respectively. The Company’s effective income tax rate was 10.0% and 18.9% for the three and nine months ended September 28, 2024, respectively.

The Company did not make any income tax payments during the three months ended September 27, 2025. Income tax payments totaled $3.1 million for the nine months ended September 27, 2025. Income tax payments totaled $1.1 and $10.6 million for the three and nine month periods ended September 28, 2024, respectively.

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

NOTE 10 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Net (loss) income	$1,582	$4,738	$(7,876)	$20,086

Denominator:
Weighted average number of common shares outstanding – Basic	16,031,340	16,847,866	16,338,644	17,207,632

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	336,970	289,199	—	247,633

Weighted average number of common shares outstanding – Diluted	16,368,310	17,137,065	16,338,644	17,455,265

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 11 - COMPENSATION PLANS

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

In June 2023, the Company’s shareholders approved the 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 shares for issuance under the 2023 SIP, of which 418,000 shares remain available for future grants as of September 27, 2025. Any shares remaining from the 2017 SIP will be available for future grants under the terms of the 2023 SIP. As of September 27, 2025, approximately 120,000 shares remained unawarded from the 2017 SIP. Since the shareholder approval of the 2023 SIP, no additional awards have been or will be granted under the 2017 SIP. Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to a three-year vesting period. Additionally, the Company awarded its new CEO a one-time award of 40,000 RSUs, which shall convert into shares of the Company’s Common Stock on a one-to-one basis when vested, a portion of which shall be subject to time-based vesting and a portion of which shall be subject to performance-based vesting. There were 275,873 restricted stock units issued during the nine months ended September 27, 2025. Total compensation costs related to these restricted stock units are $10.6 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $1.9 million and $5.7 million for the three and nine months ended September 27, 2025, respectively, and $1.7 million and $4.6 million for the three and nine months ended September 28, 2024, respectively.

NOTE 12 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net Sales
Firearms	$126,130	$121,512	$392,892	$387,349
Castings
Unaffiliated	636	775	2,103	2,519
Intersegment	5,210	7,376	18,819	24,022
	5,846	8,151	20,922	26,541
Eliminations	(5,210)	(7,376)	(18,819)	(24,022)
	$126,766	$122,287	$394,995	$389,868
Costs of Goods Sold
Firearms	$106,926	$98,691	$337,907	$305,736
Castings
Unaffiliated	685	924	2,892	2,903
Intersegment	5,210	7,376	18,819	24,022
	5,895	8,300	21,711	26,925
Eliminations	(5,210)	(7,376)	(18,819)	(24,022)
	$107,611	$99,615	$340,799	$308,639

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Gross Profit (Loss)
Firearms	$19,204	$22,821	$54,985	$81,614
Castings	(49)	(149)	(789)	(385)
	$19,155	$22,672	$54,196	$81,229
Operating Income (Loss)
Firearms	$(3,252)	$4,040	$(14,435)	$21,132
Castings	(232)	(298)	(1,293)	(887)
	$(3,484)	$3,742	$(15,728)	$20,245
Income (Loss) Before Income Taxes
Firearms	$(3,027)	$4,237	$(13,959)	$21,718
Castings	(232)	(295)	(1,252)	(884)
Corporate	1,145	1,323	3,456	3,933
	$(2,114)	$5,265	$(11,755)	$24,767
Depreciation
Firearms	$4,988	$5,074	$14,963	$14,818
Castings	347	473	1,041	1,363
	$5,335	$5,547	$16,004	$16,181
Capital Expenditures
Firearms	$20,826	$6,704	$27,375	$16,829
Castings	73	78	271	367
	$20,899	$6,782	$27,646	$17,196

	September 27, 2025	December 31, 2024
Identifiable Assets
Firearms	$213,486	$230,024
Castings	7,808	9,303
Corporate	121,026	144,707
	$342,320	$384,034
Goodwill
Firearms	$3,445	$3,055
Castings	209	209
	$3,654	$3,264

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. Payments made to the NRA in the three and nine months ended September 27, 2025 totaled $0.1 million and $0.5 million, respectively. Payments made to the NRA in the three and nine months ended September 28, 2024 totaled $0.1 million and $0.5 million, respectively. One of the Company’s Directors also serves as a Director on the Board of the NRA.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association. Payments made to the NSSF in the three and nine months ended September 27, 2025 totaled $0.1 million and $0.3 million, respectively. Payments made to the NSSF in the three and nine months ended September 28, 2024 totaled $0.1 million and $0.3 million, respectively. Two of the Company’s Directors also serve on the Board of the NSSF.

NOTE 14 - CONTINGENT LIABILITIES

As of September 27, 2025, the Company was a defendant in ten (10) lawsuits and is aware of certain other claims. The lawsuits generally fall into the categories of municipal litigation, breach of contract, unfair trade practices, product liability, employment, and trademark litigation. One (1) municipal litigation matter was fully and finally resolved during the quarter. Material matters and developments are discussed in turn below.

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. There are three pending lawsuits of this type: the City of Gary, filed in Indiana State Court in 1999; The City of Buffalo, filed in the Supreme Court of the State of New York for Erie County on December 20, 2022; and The City of Rochester, filed in the Supreme Court for the State of New York for Monroe County on December 21, 2022, each of which is described in more detail below.

The City of Gary seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages as well as nuisance abatement and/or injunctive relief to change the design, manufacture, marketing and distribution practices of the various Defendants. The Complaint alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products. After a long procedural history, this matter is back before the Indiana Court of Appeals, where briefing was recently completed and oral argument has been scheduled.

The City of Buffalo v. Smith & Wesson Brands, Inc., et al. and The City of Rochester v. Smith & Wesson Brands, Inc., et al were filed on consecutive days in New York State Court, naming a number of firearm manufacturers, distributors, and retailers as Defendants, including the Company. The complaints are virtually identical and, relying primarily on New York’s General Business Law §898-b, generally allege that the criminal misuse of firearms in their cities is the result of the manufacturing, sales, marketing, and distribution practices of the Defendants. These matters seek unspecified compensatory damages, creation of an abatement fund, punitive damages and other relief. Both matters were timely removed to federal court and were consolidated for pretrial purposes only. Those matters were stayed pending the outcome of a different matter that challenges New York’s law, which was decided earlier this year. The Defendants have moved to dismiss the cases and are vigorously defending these matters.

Estados Unidos Mexicanos v. Smith & Wesson Brands, Inc., et al. was filed by the Country of Mexico and named seven Defendants, mostly U.S.-based firearms manufacturers, including the Company. After the United States Supreme Court’s decision on June 5, 2025 that the Plaintiff’s complaint does not plausibly allege that the defendant gun manufacturers aided and abetted gun dealers’ unlawful sales of firearms to Mexican traffickers and the Protection of Lawful Commerce in Arms Act bars the lawsuit, the matter was remanded to the trial court where an order of dismissal was entered on August 19, 2025.

Breach of Contract

As reported in prior periods, the Company is a defendant in Jones v. Sturm, Ruger & Co., a purported class action lawsuit arising out of a data breach at Freestyle Solutions, Inc., the vendor who was hosting the Company’s eCommerce website at the time of the breach. The matter was mediated and the parties agreed to a settlement in principle, which is being finalized.

Unfair Trade Practices

Estate of Suzanne Fountain v. Sturm, Ruger & Co., Inc., and Estate of Nevin Stanisic v. Sturm, Ruger & Co., Inc. are pending in Connecticut state court and arise out of the criminal shootings at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. The Complaints allege that the Company’s advertising and marketing of the Ruger AR-556 pistol violate the Connecticut Unfair Trade Practices Act and seek damages for the alleged wrongful death of the victims.

The Fountain and Stanisic cases were consolidated for discovery purposes only and transferred by the court to the Complex Litigation Docket. Oral argument on the Company’s pending Motion to Strike was held on July 21, 2025 and the court stayed discovery pending the outcome of that motion, which has not yet been issued.

Product Liability

The Company is a defendant in two unrelated traditional product liability matters, both of which were filed during the quarter. Fortenberry v. Sturm, Ruger & Company, Inc. was served on July 11, 2025 and is pending in the Circuit Court of Arkansas County, Arkansas Northern District, Civil Division. This complaint alleges a product design defect in an “old model” Ruger Single-Six revolver and seeks damages for the death of the plaintiff’s decedent. Willeford v. Sturm, Ruger & Company, Inc. was filed on July 25, 2025 in the United States District Court for the Eastern District of Texas, Texarkana Division. This matter alleges personal injuries arising out of an alleged product defect of the plaintiff’s Ruger Vaquero revolver. The Company believes the matters lack merit and is defending itself accordingly.

Employment

The Company was also named in Thompson v. Sturm, Ruger & Company, Inc., an employment matter that was filed in the Superior Court for the State of Arizona, in and for the County of Yavapai, which was filed on August 21, 2025. The plaintiff seeks damages for alleged employment discrimination. The Company disputes the allegations of the complaint and has responded accordingly.

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

NOTE 15 - SUBSEQUENT EVENTS

On October 31, 2025, the Company’s Board of Directors authorized a dividend of 4¢ per share to shareholders of record on November 17, 2025, payable on November 28, 2025.

On October 14, 2025, the Company announced that its Board of Directors (the “Board”) had approved the adoption of a limited-duration stockholder rights plan (the “Rights Plan”). The Rights Plan is effective October 14, 2025 (“Effective Date”) and will expire on October 13, 2026. The Board, in consultation with its advisors, adopted the Rights Plan in response to the public announcement by Beretta Holding S.A. (“Beretta”) that it had accumulated a significant economic interest in Ruger’s common stock and intends to engage in discussions with the Company regarding “potential areas of operational and strategic collaborations”. The Rights Plan is intended to ensure that the Board remains in the best position to perform its fiduciary duties and to enable all stockholders to receive fair and equal treatment. It is also designed to allow all stockholders to realize the long-term value of their investment by reducing the likelihood that Beretta would gain control through open market accumulation or other coercive tactics without appropriately compensating the Company’s stockholders or allowing the Board sufficient time to make informed judgments. The Rights Plan is a temporary measure to give the Board time to understand Beretta’s intentions and evaluate options.

Pursuant to the Rights Plan, the Company has authorized and declared a dividend of one common share purchase right (a “Right”) for each share of Common Stock that is outstanding at the close of business on October 24, 2025 and that may become outstanding between such date and the Distribution Date (as defined below) or the earlier Expiration Date (as defined in the Rights Plan). The Rights are not exercisable until after the Distribution Date. After the Distribution Date, each Right will be exercisable to purchase from the Company one share of Common Stock at a purchase price of $200 per share of Common Stock, subject to adjustment.

The “Distribution Date” means the close of business on the business day immediately following the earlier of (i) the Flip-In Date (as defined in the Rights Plan) or (ii) 10 business days after the date (prior to such time as any person becomes an Acquiring Person), if any, as may be determined by action of the Board, in its sole discretion, following the commencement of, or public announcement of an intention to commence, a tender or exchange offer the consummation of which would result in any person or group of affiliated or associated persons becoming an Acquiring Person.

An “Acquiring Person” means any person who becomes the beneficial owner of 10% or more of the outstanding shares of Common Stock of the Company, subject to certain specified exceptions set forth in the Rights Plan, including passive institutional investors. The Rights Plan also provides that any person who would otherwise be deemed an Acquiring Person as of the date of the adoption of the Rights Plan will not be deemed to be an Acquiring Person for so long as such person does not acquire, subject to certain specified exceptions, beneficial ownership of any additional shares of Common Stock following adoption of the Rights Plan.

If the Rights become exercisable, all holders of Rights (other than the person or group triggering the Rights Plan, whose Rights would become void) will be entitled to acquire shares of Common Stock at a 50% discount to the then-current market price or the Company may exchange each Right held by such holders for one share of Common Stock.

The Rights will expire at the close of business on the day before the first anniversary of the date of the Rights Plan, unless the Rights Plan is amended to change the Final Expiration Date (as defined in the Rights Plan) or the Rights are earlier redeemed or exchanged by the Company.

The foregoing summary of the Rights Plan is qualified in its entirety by the Rights Plan, which is attached as Exhibit 4.1 to this Form 10-Q.

The Company has evaluated events and transactions occurring subsequent to September 27, 2025 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% of total sales for each of the nine month periods ended September 27, 2025 and September 28, 2024. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

During the nine months ended September 27, 2025 the Company has undertaken several strategic initiatives to enhance its operational and market positioning. These initiatives include:

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

These initiatives impacted the results of operations for the nine month period ending September 27, 2025 as follows, which reduced diluted earnings per share $1.46:

●	Sales reduction of $5.7 million related to the sale of 67,000 units of discontinued models
●	Increased cost of sales of $17.0 million, reflecting the write-off of inventory and other assets related to the revised product strategy and product roadmap
●	Increased general and administrative expenses of $3.7 million related to the leadership transition and organizational realignment

On July 1, 2025, the Company acquired substantially all of the assets of Anderson Manufacturing (“Anderson”) for a total purchase price of $15.8 million in cash, with $15 million having been paid in cash at the closing of the transaction and $0.8 million having been held back from the purchase price for the purposes described in Note 3 above (the “Anderson Acquisition”). The Anderson Acquisition included, among other things, property, equipment, inventory, and all intellectual property related to Anderson, including the Anderson names and marks, and all derivatives thereof.

The primary purpose of the Anderson Acquisition was to increase the Company’s production capabilities. The transaction was funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations, which requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired, using the bottom up approach, to estimate their value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets was recorded as goodwill. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the period in which such revised estimates are identified. No such adjustments were recorded in the three months ended September 27, 2025.

The Company incurred acquisition related costs of approximately $0.5 million, which are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 27, 2025.

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 0.3% in the first nine months of 2025 compared to the prior year period. For the same period, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) decreased 4.3%. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing seven quarters follow:

	2025			2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	370,600	328,500	364,700	410,500	336,300	327,800	396,700

Total adjusted NICS Background Checks (thousands) (2)	3,249	3,251	3,817	4,460	3,432	3,364	3,983

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,
●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
●	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2025			2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	286,500	355,900	410,000	374,300	316,900	250,500	472,600

Orders Received	$87.9	$113.7	$154.0	$126.3	$109.4	$99.5	$198.2

Average Sales Price of Units Ordered	$307	$319	$376	$337	$345	$397	$419

Ending Backlog	$227.0	$263.1	$275.2	$252.9	$268.7	$272.2	$296.2

Average Sales Price of Ending Unit Backlog	$543	$534	$552	$568	$572	$567	$523

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company to plan production levels. The Company’s overall production in the third quarter of 2025 decreased 9.6% from the second quarter of 2025.

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2025			2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	286,500	355,900	410,000	374,300	316,900	250,500	472,600

Units Produced	344,900	381,600	372,000	364,300	330,300	370,400	314,500

Units Shipped	361,600	361,400	356,700	398,700	327,400	336,300	345,400

Average Sales Price of Units Shipped	$336	$349	$379	$364	$371	$386	$394

Ending Unit Backlog	418,000	493,100	498,600	445,300	469,700	480,200	566,000

Inventories

During the first nine months of 2025, the Company’s finished goods inventory increased by 18,900 units and distributor inventories of the Company’s products increased by 15,900 units.

Inventory unit data for the trailing seven quarters follows:

	2025			2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Company Inventory	134,100	150,700	130,500	115,200	149,600	146,700	112,600
Distributor Inventory (1)	211,700	220,700	187,900	195,800	207,600	216,500	208,000

Total Inventory (2)	345,800	371,400	318,400	311,000	357,200	363,200	320,600

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	September 27, 2025	September 28, 2024	Change	% Change
Net firearms sales	$126.1	$121.5	$4.6	3.8%

Net castings sales	0.7	0.8	(0.1)	(17.9%	)

Total net sales	126.8	122.3	4.5	3.7%

Cost of products sold	107.6	99.6	8.0	8.0%

Gross profit	$19.2	$22.7	$(3.5)	(15.5%	)

Gross margin	15.1%	18.5%	(3.4% )	(18.4%	)

The increase in consolidated net sales and net firearms sales for the three months ended September 27, 2025 is attributable to increased demand for the Company’s new products, partially offset by a reduced average selling price. Sales of new products, including the RXM pistol, Marlin lever-action rifles, and American Centerfire Rifle Generation II represented $40.6 million or 33.7% of firearm sales in the three months ended September 27, 2025. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the three months ended September 27, 2025 is partially attributable to $1.4 million of operating costs at the new Hebron facility that was acquired in July, increased costs associated with material and technology, a product mix shift toward products with relatively lower margins that remain in relatively stronger demand and sales promotional expenses, partially off-set by increased leveraging of fixed costs resulting from increased production.

The decrease in gross margin for the three months ended September 27, 2025 is attributable to the aforementioned factors.

Net sales, cost of products sold, and gross profit data for the nine months ended (dollars in millions):

	September 27, 2025	September 28, 2024	Change	% Change
Net firearms sales	$392.9	$387.4	$5.5	1.4%

Net castings sales	2.1	2.5	(0.4)	(16.5%	)

Total net sales	395.0	389.9	5.1	1.3%

Cost of products sold	340.8	308.7	32.1	10.4%

Gross profit	$54.2	$81.2	$(27.0)	(33.3%	)

Gross margin	13.7%	20.8%	(7.1% )	(34.1%	)

The increase in consolidated net sales and net firearms sales for the nine months ended September 27, 2025, despite the $5.7 million reduction related to the close out of 67,000 units of discontinued models, is attributable to increased demand for the Company’s new products, partially offset by a reduced average selling price. Sales of new products, including the RXM pistol, Super Wrangler revolver, Marlin lever-action rifles, and American Centerfire Rifle Generation II, represented $123.3 million or 32.9% of firearm sales in the first nine months of 2025. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the nine months ended September 27, 2025 is attributable to inventory rationalization write-offs and the aforementioned sales reductions taken in the second quarter of 2025, $1.4 million of operating costs at the new Hebron facility that was acquired in July, increased costs associated with material and technology, a product mix shift toward products with relatively lower margins that remain in relatively stronger demand and sales promotional expenses, partially off-set by favorable deleveraging of fixed costs resulting from increased production.

The decrease in gross margin for the nine months ended September 27, 2025 is attributable to the aforementioned factors.

Selling and General and Administrative Expenses

Selling and general and administrative expenses data for the three months ended (dollars in millions):

	September 27, 2025	September 28, 2024	Change	% Change
Selling expenses	$9.1	$9.0	$0.1	1.1%

General and administrative expenses	13.5	9.9	3.6	36.3%

Total operating expenses	$22.6	$18.9	$3.7	19.6%

The increase in selling expenses for the three months ended September 27, 2025 was attributable to increases in industry show costs and several promotional and marketing initiatives, mostly offset by decreases in spending on printing, advertising, and shipping expenses.

The increase in general and administrative expenses for the three months ended September 27, 2025 was primarily attributable to expenses incurred due to the Company’s leadership transition and organizational realignment, increased information technologies related expenses, and professional fees associated with the purchase of the Anderson Manufacturing assets.

Selling and general and administrative expenses data for the nine months ended (dollars in millions):

	September 27, 2025	September 28, 2024	Change	% Change
Selling expenses	$28.8	$28.2	$0.6	2.1%

General and administrative expenses	41.1	32.8	8.3	25.4%

Total operating expenses	$69.9	$61.0	$8.9	14.7%

The increase in selling expenses for the nine months ended September 27, 2025 was attributable to increases in advertising and several promotional and marketing initiatives, partially offset by decreases in spending on industry shows, personnel costs, and shipping expenses.

The increase in general and administrative expenses for the nine months ended September 27, 2025 was primarily attributable to expenses incurred due to the Company’s leadership transition and organizational realignment, as well as increased information technologies related expenses and professional fees associated with the purchase of the Anderson Manufacturing assets.

Other Income

Other income data for the three months ended (dollars in millions):

	September 27, 2025	September 28, 2024	Change	% Change

Other income	$1.4	$1.5	$(0.1)	(10.0%	)

The decrease in other income for the three months ended September 27, 2025 was attributable to decreased interest income.

Other income data for the nine months ended (dollars in millions):

	September 27, 2025	September 28, 2024	Change	% Change

Other income	$4.0	$4.5	$(0.5)	(12.1%	)

The decrease in other income for the nine months ended September 28, 2025 was attributable to decreased interest income.

Income Taxes and Net Income

The Company's 2025 and 2024 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes and the nondeductibility of certain executive compensation. The reduction in 2025 earnings increased the impact of these items. During the three months ended September 27, 2025, the Company revised its estimated annual effective income tax rate for 2025 and recognized a $3.0 million increase to its income tax benefit for the nine months ended September 27, 2025. This resulted in effective income tax rates of 174.8% and 33.0% for the three and nine months ended September 27, 2025, respectively. The Company’s effective income tax rate was 10.0% and 18.9% for the three and nine months ended September 28, 2024, respectively.

As a result of the foregoing factors, consolidated net income was $1.6 million for the three months ended September 27, 2025, a reduction of 66.6% from $4.7 million consolidated net income in the comparable prior year period.

Consolidated net loss was $7.9 million for the nine months ended September 27, 2025, as compared to consolidated net income of $20.1 million in the nine month period ended September 28, 2024.

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

EBITDA was $2.9 million for the three months ended September 27, 2025, a decrease of 71.3% from $9.9 million in the comparable prior year period.

For the nine months ended September 27, 2025 EBITDA was $19.4 million, a decrease of 48.9% from $37.9 million in the comparable prior year period.

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Net income (loss)	$1,582	$4,738	$(7,876)	$20,086

Inventory rationalization	—	—	17,002	—
Income tax (benefit) expense	(3,696)	527	(3,879)	4,681
Depreciation and amortization expense	5,577	5,804	16,720	16,941
Interest income	(629)	(1,155)	(2,621)	(3,839)
Interest expense	17	24	55	66
EBITDA	$2,851	$9,938	$19,401	$37,935
EBITDA margin	2.2%	8.1%	4.9%	9.7%
Net income margin	1.2%	3.9%	(2.0% )	5.2%

Financial Condition

Liquidity and Capital Resources

At the end of the third quarter of 2025, the Company’s cash and short-term investments totaled $80.8 million. Pre-LIFO working capital of $217.6 million, less the LIFO reserve of $68.2 million, resulted in working capital of $149.4 million and a current ratio of 3.5 to 1.

Operations

Cash provided by operating activities was $38.8 million for the nine months ended September 27, 2025, compared to $35.5 million for the comparable prior year period. The slight increase in cash provided in the nine months ended September 27, 2025 is primarily attributable to the impact of the write-off of inventory related to the Company’s inventory rationalization, increased collections of trade receivables, and the lower net payouts of accrued employee compensation and benefits in the nine months ended September 27, 2025, partially offset by the decrease in net income and the lesser reductions in prepaid expenses and other current assets in the nine months ended September 27, 2025.

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

Investing and Financing

Capital expenditures for the nine months ended September 27, 2025 totaled $27.6 million, including $15.0 million at the closing of such transaction for the Anderson Acquisition, an increase from $17.2 million in the comparable prior year period. The Company expects total capital expenditures in 2025 to be approximately $20 million, exclusive of the Anderson purchase, as we invest in new product introductions, expand capacity, upgrade our manufacturing capabilities and strengthen our facility infrastructure. Actual capital expenditures could vary significantly from the projected amounts due to the timing of capital projects. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and cash equivalents.

On July 1, 2025 the Company completed the asset purchase of Anderson Manufacturing, a manufacturer of firearms and firearm accessories based in Hebron, Kentucky for a total purchase price of $15.8 million, $15 million of which was paid at the closing of such transaction. This strategic purchase includes Anderson’s manufacturing facility and machinery and will provide Ruger the opportunity to work with a skilled and experienced workforce, strengthening its production capabilities and expanding its product offerings.

Dividends of $9.5 million were paid during the nine months ended September 27, 2025. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On October 31, 2025, the Company’s Board of Directors authorized a dividend of 4¢ per share to shareholders of record on November 17, 2025, payable on November 28, 2025. This dividend is approximately 40% of adjusted diluted earnings of 10¢ per share for the third quarter of 2025. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

As of September 27, 2025, the Company had $38.9 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At September 27, 2025, the Company’s investment in this money market fund totaled $25.9 million.

During the nine months ended September 27, 2025 the Company purchased 730,665 shares of its common stock for $26.0 million in the open market. The average price per share purchased was $35.60. These purchases were funded with cash on hand. As of September 27, 2025, $14.3 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2028, was unused at September 27, 2025.

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

The Company has 13 independent distributors that service the domestic commercial market. Additionally, the Company has 47 and 26 distributors servicing the export and law enforcement markets, respectively.

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

On October 14, 2025, the Company announced that its Board of Directors (the “Board”) had approved the adoption of a limited-duration stockholder rights plan (the “Rights Plan”). The Rights Plan is effective October 14, 2025 (“Effective Date”) and will expire on October 13, 2026. The Board, in consultation with its advisors, adopted the Rights Plan in response to the public announcement by Beretta Holding S.A. (“Beretta”) that it had accumulated a significant economic interest in Ruger’s common stock and intends to engage in discussions with the Company regarding “potential areas of operational and strategic collaborations”. The Rights Plan is intended to ensure that the Board remains in the best position to perform its fiduciary duties and to enable all stockholders to receive fair and equal treatment. It is also designed to allow all stockholders to realize the long-term value of their investment by reducing the likelihood that Beretta would gain control through open market accumulation or other coercive tactics without appropriately compensating the Company’s stockholders or allowing the Board sufficient time to make informed judgments. The Rights Plan is a temporary measure to give the Board time to understand Beretta’s intentions and evaluate options. The summary of the terms of the Rights Plan set forth in Note 15 (above) is hereby incorporated by reference herein; provided, however, that such summary of the Rights Plan is qualified in its entirety by the Rights Plan, which is attached as Exhibit 4.1 to this Form 10-Q.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended September 27, 2025.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 27, 2025.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2025, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of September 27, 2025, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The nature of the legal proceedings against the Company is discussed at Note 14 to the financial statements, which are included in this Form 10-Q.

The Company has reported all cases instituted against it through December 31, 2024, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were three lawsuits formally instituted against the Company during the three months ending September 27, 2025. Fortenberry v. Sturm, Ruger & Company, Inc. was served on July 11, 2025 and is pending in the Circuit Court of Arkansas County, Arkansas Northern District, Civil Division. Willeford v. Sturm, Ruger & Company, Inc. was filed on July 25, 2025 in the United States District Court for the Eastern District of Texas, Texarkana Division. Thompson v. Sturm, Ruger & Company, Inc., an employment matter that was filed in the Superior Court for the State of Arizona, in and for the County of Yavapai, which was filed on August 21, 2025.

During the three months ending September 27, 2025, the previously reported case of Estados Unidos Mexicanos v. Smith & Wesson Brands, Inc., et al. was dismissed by the trial court in accordance with the decision of the United States Supreme Court on August 19, 2025.

ITEM 1A.	RISK FACTORS

During the three months ended September 27, 2025, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, Item 1A Risk Factors included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2025, other than as set forth below:

The Company’s Rights Plan could discourage, delay, or prevent a change in control over us and may affect the trading price of our Common Stock.

On October 14, 2025, the Board approved the adoption of the Rights Plan and authorized and declared a dividend of one common stock purchase right (a “Right”) for each share of Common Stock outstanding at the close of business on October 24, 2025 and that may become outstanding between such date and the Distribution Date (as defined in the Rights Plan) or the earlier Expiration Date (as defined in the Rights Plan). If the Rights become exercisable, all holders of Rights (other than the person or group triggering the Rights Plan, whose Rights would become void) will be entitled to acquire shares of Common Stock at a 50% discount to the then-current market price or the Company may exchange each Right held by such holders for one share of Common Stock. The Rights Plan may discourage, delay, or prevent a change of control or acquisition of the Company, even if such action may be considered beneficial by some stockholders of the Company, and could limit the price that investors would be willing to pay in the future for the Company’s Common Stock. The foregoing summary of the Rights Plan is qualified in its entirety by the Rights Plan, which is attached as Exhibit 4.1 to this Form 10-Q.

The Company’s business could be negatively affected as a result of actions of activist stockholders, and such activism could adversely affect the strategic direction and business results of the Company.

Publicly traded companies are increasingly subject to activist stockholders advocating corporate actions such as operational, governance, management or social changes, financial restructurings, increased borrowings, special dividends, stock repurchases, or sales of assets or entire companies to third parties or to the activist stockholders themselves. The Company has been and may continue to be subject to actions from activist stockholders or others that may not align with its business strategies or may not be in the best interests of all of its stockholders. Actions taken by the Board and management in seeking to maintain constructive engagement with certain stockholders may not be successful to prevent the occurrence of stockholder activist campaigns or changes that adversely affect the strategic direction or business results of the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the nine months ended September 27, 2025 was as follows. These purchases were funded with cash on hand.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
First Quarter 2025
January 1 to January 25	28,720	$34.44	28,720
January 26 to February 22	—	—	—
February 23 to March 29	50,480	$39.62	50,480
Second Quarter 2025
March 30 to April 26	99,951	$37.98	99,951
April 27 to May 24	171,061	$35.20	171,061
May 25 to June 28	92,872	$35.86	92,872
Third Quarter 2025
June 29 to July 26	138,769	$35.18	138,769
July 27 to August 23	—	—	—
August 24 to September 27	148,812	$33.53	148,812
Total	730,665	$35.60	730,665	$14,300,000

All of these purchases were made with cash held by the Company and no debt was incurred.

The Company was authorized by the Board of Directors to repurchase up to $100 million of the Company’s common stock under a share repurchase program announced on May 8, 2017. As of September 27, 2025, $85.7 million had been used and approximately $14.3 million remained authorized for share repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

There were no contracts, instructions or written plans for the purchase and sale of the Company’s securities, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), adopted or terminated by the Company’s Section 16 officers or directors during the three months ended September 27, 2025.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended September 27, 2025.

ITEM 6.	EXHIBITS

(a)	Exhibits:

4.1	Rights Agreement, dated as of October 14, 2025, between Sturm, Ruger & Company, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 14, 2025).

31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: November 5, 2025	S/THOMAS A. DINEEN
Thomas A. Dineen Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Treasurer and Chief Financial Officer