Form 10-K
period 2025-12-31
STURM RUGER & CO INC
filed 2026-03-02
CIK 95029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025:

Common Stock, $1 par value - $582,798,000

The number of shares outstanding of the registrant's common stock as of February 10, 2026: Common Stock, $1 par value –15,944,300, shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10 through 14) of this Report.

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

PART I

ITEM 1—BUSINESS

Company Overview

Sturm, Ruger & Company, Inc. and Subsidiaries (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Virtually all of the Company’s sales for the year ended December 31, 2025 were from the firearms segment, with less than 1% from the castings segment. Export sales represent approximately 5% of firearms sales. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic.

The Company has been in business since 1949 and was incorporated in its present form under the laws of Delaware in 1969. The Company primarily offers products in four industry product categories – rifles, pistols, shotguns, and revolvers. The Company’s firearms are sold through independent wholesale distributors, principally to the commercial sporting market.

The Company manufactures and sells investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in the firearms segment and has minimal sales to outside customers. The castings and MIM parts are sold to outside customers, either directly or through manufacturers’ representatives.

For the years ended December 31, 2025, 2024, and 2023, net sales attributable to the Company's firearms operations were $543.5 million, $532.6 million and $540.7 million. The balance of the Company's net sales for the aforementioned periods was attributable to its castings operations.

Firearms Products

The Company presently offers firearm products, under the “Ruger” name and trademark, in the following industry categories:

Rifles		Revolvers
•	Single-shot	•	Single-action
•	Autoloading	•	Double-action
•	Bolt-action
•	Modern sporting	Shotguns
		•	Over-under
Pistols
•	Rimfire autoloading
•	Centerfire autoloading

In addition, the Company offers lever-action rifles under the “Marlin” name and trademark and bolt-action rifles under the “Glenfield” name and trademark.

Most firearms are available in several models based upon caliber, finish, barrel length, and other features.

Rifles

A rifle is a long gun with spiral grooves cut into the interior of the barrel to give the bullet a stabilizing spin after it leaves the barrel. Net sales of rifles by the Company accounted for $338.2 million, $310.2 million, and $306.8 million of total net sales for the years 2025, 2024, and 2023, respectively.

Pistols

A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which typically is fed ammunition from a magazine contained in the grip. Net sales of pistols by the Company accounted for $141.9 million, $135.3 million, and $131.4 million of revenues for the years 2025, 2024, and 2023, respectively.

Revolvers

A revolver is a handgun that has a cylinder that holds the ammunition in a series of chambers which are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers, single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer. Net sales of revolvers by the Company accounted for $39.2 million, $54.8 million, and $72.5 million of revenues for the years 2025, 2024, and 2023, respectively.

Shotguns

A shotgun is a long gun with a smooth barrel interior which fires lead or steel pellets. Sales of shotguns by the Company accounted for approximately $0.1 million of revenues for 2025. Shotgun sales were de minimis for 2024 and 2023.

Accessories

The Company also manufactures and sells accessories and replacement parts for its firearms. These sales accounted for $27.4 million, $33.3 million, and $30.0 million of total net sales for the years 2025, 2024, and 2023, respectively.

Castings Products

Net sales attributable to the Company’s casting operations (excluding intercompany transactions) accounted for $2.6 million, $3.0 million, and $3.0 million, for 2025, 2024, and 2023, respectively. These sales represented less than 1% of total net sales in each year.

Manufacturing

Firearms

The Company produces some of its pistol models, most of its revolvers, and some of its rifle models at the Newport, New Hampshire facility. One model of revolver, one model of rifle, and most of the Company’s pistols are produced at the Prescott, Arizona facility. Some rifle models and pistol models are produced at the Mayodan, North Carolina facility. Some rifle models are manufactured at the Hebron, Kentucky facility, which was acquired in July 2025.

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

Marketing and Distribution

Firearms

The Company's firearms are primarily marketed through a network of federally licensed, independent wholesale distributors who purchase the products directly from the Company. They resell to federally licensed, independent retail firearms dealers who in turn resell to legally authorized end users. All retail purchasers are subject to a point-of-sale background check by law enforcement. These end users include sportsmen, hunters, people interested in self-defense, law enforcement and other governmental organizations, and gun collectors. Each domestic distributor carries the entire line of firearms manufactured by the Company for the commercial market. Currently, 13 distributors service the domestic commercial market, with an additional 26 distributors servicing the domestic law enforcement market and 44 distributors servicing the export market.

In 2025, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s – 27%; Sports South - 22%; and Davidson’s - 18%.

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

The Company also exports its firearms through a network of selected commercial distributors and directly to certain foreign customers, consisting primarily of law enforcement agencies and foreign governments. Foreign sales were 5%, 5%, and 6% of the Company’s consolidated net sales for 2025, 2024, and 2023, respectively.

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

Investment Castings and Metal Injection Moldings

There are a large number of investment castings and MIM manufacturers, both domestic and foreign, with which the Company competes. Competition varies by product type and end use. Companies offering alternative manufacturing methods, such as wire electric discharge machining (EDM) and computer numeric controlled (CNC) machining, also compete with the Company’s castings segment. Many of these competitors are larger corporations than the Company and have substantially greater financial resources, which could affect the Company’s ability to compete with them. The principal methods of competition in the industry are quality, price, and production lead time.

Human Capital

The Company is an equal opportunity employer dedicated to the attraction, development, and retention of our employees by providing a preferred work environment that promotes and celebrates our core values of Integrity, Respect, Innovation and Teamwork. Our goal is to develop, motivate, retain and reward passionate and dedicated employees.

As of February 9, 2026, the Company employed approximately 1,780 full-time employees, approximately 30% of whom had at least ten years of service with the Company.

The Company attracts candidates and retains employees by offering competitive compensation packages, which include:

•	Base wages,
•	Profit sharing,
•	Medical and welfare benefits,
•	Holidays and other paid time off, and
•	401(k) plan participation and matching program.

The Company believes its compensation packages:

•	Provide a base level of compensation to reflect an individual’s role and responsibilities,
•	Recognize and reward employees for the Company’s success, and
•	Provide for the safety, security and well-being of employees.

Our primary vehicle for human capital development is Ruger University, which has a mission to:

•	Enhance the understanding of our industry, Company and culture,
•	Strengthen the technical, interpersonal and leadership skills of each employee, and

•	Allow employees to positively change their own lives while creating value for all Ruger stakeholders.

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

Research and Development

In 2025, 2024, and 2023, the Company spent approximately $8.4 million, $8.2 million, and $9.8 million, respectively, on research and development activities relating to new products and the improvement of existing products. Research and development expenses are included in costs of products sold. As of February 21, 2026, the Company had approximately 55 employees whose primary responsibilities were research and development activities.

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

Name	Age	Position With Company

Christopher J. Killoy	67	President and Chief Executive Officer (until March 1, 2025)

Todd W. Seyfert	56	President and Chief Executive Officer (effective March 1, 2025)

Thomas A. Dineen	57	Senior Vice President, Treasurer, and Chief Financial Officer

Kevin B. Reid, Sr.	65	Vice President, General Counsel, and Corporate Secretary (until May 29, 2025)

Sarah F. Colbert	45	Senior Vice President, Corporate Secretary and General Counsel (effective May 29, 2025)

Shawn C. Leska	54	Senior Vice President of Sales and Product Strategy

Michael W. Wilson	49	Senior Vice President of Operations and Engineering

Robert J. Werkmeister, Jr.	51	Senior Vice President of Marketing and Customer Experience

Benjamin P. Quinn	36	Senior Vice President of Strategy and Business Development

Timothy M. Lowney	62	Vice President of Manufacturing Operations (until September 30, 2025)

Christopher J. Killoy became President & Chief Executive Officer on May 9, 2017. Previously he served as President and Chief Operating Officer since January 1, 2014. Prior to that he served as Vice President of Sales and Marketing since November 27, 2006. Mr. Killoy originally joined the Company in 2003 as Executive Director of Sales and Marketing, and subsequently served as Vice President of Sales and Marketing from November 1, 2004 to January 25, 2005. Mr. Killoy stepped down as President & Chief Executive Officer on March 1, 2025 and served as a Special Advisor through his planned retirement from the Company in May 2025. Mr. Killoy currently serves on the Company’s Board of Directors.

Todd W. Seyfert became President & Chief Executive Officer on March 1, 2025. Previously, Mr. Seyfert served as the President of Segment Land Vehicles Americas at Dometic Group AB since January 2024. Prior to that Mr. Seyfert served as the Chief Executive Officer of FeraDyne Outdoors, LLC, a leading manufacturer of premium archery and hunting products from February 2016 through May 2023.

Thomas A. Dineen became Senior Vice President on July 10, 2017. Previously he served as Vice President since May 24, 2006. Prior to that he served as Treasurer and Chief Financial Officer since May 6, 2003 and had been Assistant Controller since 2001. Mr. Dineen joined the Company as Manager, Corporate Accounting in 1997.

Kevin B. Reid, Sr. became Vice President and General Counsel on April 23, 2008. Previously he served as the Company’s Director of Marketing from June 4, 2007. Mr. Reid joined the Company in July 2001 as an Assistant General Counsel. Mr. Reid stepped down as General Counsel, and Corporate Secretary as of May 29, 2025 and as Vice President on June 30, 2025 and will serve as Senior Counsel to the Company until his planned retirement from the Company on June 30, 2026.

Sarah F. Colbert became Senior Vice President, Corporate Secretary and General Counsel on February 11, 2026 after previously being appointed Vice President, Corporate Secretary, and General Counsel on May 29, 2025. She previously served as Vice President of Administration since June 1, 2017. Ms. Colbert has served the Company in various human resource and legal capacities since joining the Company in 2011.

Shawn C. Leska became Senior Vice President of Sales and Product Strategy on February 11, 2026. Previously, he served as Vice President of Sales and Product Strategy since July 16, 2025 and Vice President, Sales since November 6, 2015. Mr. Leska joined the Company in 1989 and has served in a variety of positions in the sales department. Most recently, Mr. Leska served as Director of Sales since 2011.

Michael W. Wilson became Senior Vice President of Operations and Engineering on February 11, 2026. Previously, he served as Vice President of New Product Development since May 21, 2025,

Vice President of Operations and Engineering since April 1, 2024 and Vice President of Operations for New Product Development, Product Engineering and Mayodan Manufacturing since June 15, 2023. Mr. Wilson joined the Company in July 2007.

Robert J. Werkmeister, Jr. became Senior Vice President of Marketing and Customer Experience on February 11, 2026. Mr. Werkmeister had served as the Company’s Vice President of Marketing and Customer Experience since July 11, 2025, Vice President of Marketing since joining the Company on June 1, 2017 and Director of Marketing since January 2013 as President and founder of Symbolic, Inc., a full-service marketing agency. While with Symbolic, Rob began working with Ruger as a client in 2002 and has been the primary strategic marketing driver for Ruger since 2007.

Benjamin P. Quinn was named Senior Vice President of Strategy and Business Development on February 11, 2026 after recently being appointed Vice President of Strategy and Business Development on April 14, 2025. Before joining Ruger, Mr. Quinn held high-impact roles at organizations such as United Airlines, Strategy& (PwC's global strategy consulting business), and most recently, as Director of Strategic Initiatives at Dometic Corporation.

Where You Can Find More Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and accordingly, files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the “SEC”). As an electronic filer, the Company's public filings are maintained on the SEC's website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act accessible free of charge through the Company's website after the Company has electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.ruger.com. However, such reports may not be accessible through the Company's website as promptly as they are accessible on the SEC’s website.

Additionally, the Company’s corporate governance materials, including its Corporate Governance Guidelines, the charters of the Audit, Compensation, and Nominating and Corporate Governance committees, and the Code of Business Conduct and Ethics may also be found under the “Investor Relations” subsection of the “Corporate” section of the Company’s website at http://www.ruger.com/corporate. A copy of the foregoing corporate governance materials is available upon written request to the Corporate Secretary at Sturm, Ruger & Company, Inc., 1 Lacey Place, Southport, Connecticut 06890.

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

In 2005, Congress enacted the Protection of Lawful Commerce in Arms Act (“PLCAA”). The PLCAA was enacted to address abuses by cities and agenda-driven individuals who wrongly sought to make firearms manufacturers liable for legally manufactured and lawfully sold products if those products were later used in criminal acts. The Company believes the PLCAA merely codifies common sense and long standing tort principles. Several state legislatures have recently enacted laws specifically designed to circumvent the PLCAA. These laws define a firearm industry member’s failure to implement undefined “reasonable controls” to prevent criminal misuse of firearms as a public nuisance. This type of law is novel and untested, but if successfully used against the Company, could have a material adverse impact on the Company. If the PLCAA is repealed or continuing efforts to circumvent it are successful and lawsuits similar to those filed by cities and agenda-driven individuals in the late 1990s and early 2000s are allowed to proceed, it could have a material adverse impact on the Company.

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

Over 90% of the Company’s sales are made to 13 federally licensed, independent wholesale distributors. The Company reviews its distributors’ financial statements and has credit insurance for many of them. However, the Company’s credit evaluations of distributors and credit insurance may not be completely effective, especially if higher interest rates continue to exact a financial strain. If one or more independent distributors experience financial distress or liquidity issues, the Company’s sales could be adversely affected and the Company may not be able to collect its accounts receivable on a timely basis, which would have an adverse impact on its operating results and financial condition.

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

The Newport, New Hampshire, Prescott, Arizona, Mayodan, North Carolina, Hebron, Kentucky, and Earth City, Missouri facilities are critical to the Company’s success. These facilities house the Company’s principal production, research, development, engineering, design, and shipping operations. Any event that causes a disruption of the operation of any of these facilities for even a relatively short period of time could have a material adverse effect on the Company’s ability to produce and ship products and to provide service to its customers.

The Company relies on its information and communications systems in its operations. Security breaches and other disruptions could adversely affect its business and results of operations.

Cybersecurity threats are significant and evolving and include, among others, malicious software, attempts to gain unauthorized access to data, ransomware, social engineering technologies and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. In addition to security threats, the Company is also subject to other systems failures, including network, software or hardware failures, whether caused by the Company, third-party service providers, cloud platforms, software vendors, vulnerabilities, natural disasters, power shortages, terrorist attacks or other events. The unavailability of the Company’s information or communications systems, the failure of these systems to perform as anticipated or any significant breach of data security could cause loss of data, disrupt Company operations, lead to financial losses from remedial actions, require significant management attention and resources, expose the Company to legal claims, regulatory investigations, penalties, compliance costs, and negatively impact the Company’s reputation among its customers and the public, which could have a negative impact on the Company’s financial condition, results of operations and liquidity.

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

On October 14, 2025, the Company’s Board of Directors approved the adoption of the Rights Plan and authorized and declared a dividend of one common stock purchase right (a “Right”) for each share of Common Stock outstanding at the close of business on October 24, 2025 and that may become outstanding between such date and the Distribution Date (as defined in the Rights Plan) or the earlier Expiration Date (as defined in the Rights Plan). If the Rights become exercisable, all holders of Rights (other than the person or group triggering the Rights Plan, whose Rights would become void) will be entitled to acquire shares of Common Stock at a 50% discount to the then-current market price or the Company may exchange each Right held by such holders for one share of Common Stock. The Rights Plan may discourage, delay, or prevent a change of control or acquisition of the Company, even if such action may be considered beneficial by some stockholders of the Company, and could limit the price that investors would be willing to pay in the future for the Company’s Common Stock. The foregoing summary of the Rights Plan is qualified in its entirety by the Rights Plan.

The Company’s business could be negatively affected as a result of actions of activist stockholders, and such activism could adversely affect the strategic direction and business results of the Company.

Publicly traded companies are increasingly subject to activist stockholders advocating corporate actions such as operational, governance, management or social changes, financial restructurings, increased borrowings, special dividends, stock repurchases, or sales of assets or entire companies to third parties or to the activist stockholders themselves. The Company has been and may continue to be subject to actions from activist stockholders or others that may not align with its business strategies or may not be in the best interests of all of its stockholders. Actions taken by the Company’s Board of Directors and management in seeking to maintain constructive engagement with certain stockholders may not be successful to prevent the occurrence of stockholder activist campaigns or changes that adversely affect the strategic direction or business results of the Company.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 1C—CYBERSECURITY

Risk management and strategy

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems, as overseen by the Company’s Board of Directors. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company conducts security assessments of certain third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company from time to time engages third-party consultants, legal advisors, and audit firms in evaluating and testing the Company’s risk management systems and assessing and remediating certain potential cybersecurity incidents as appropriate.

The Company has an Information Security Program (“Program”) to protect personal and proprietary information in compliance with applicable federal and state requirements. The Program is designed to:

•	Ensure the security and confidentiality of employee and customer personal information and Company proprietary information;
•	Protect against anticipated threats or hazards to the security or integrity of such information; and
•	Protect against unauthorized access to, use of, or transfer of such information in a manner that could harm or inconvenience the Company, employees or customers.

For more information about these risks, see the risk factor titled “The Company relies on its information and communications systems in its operations. Security breaches and other disruptions could adversely affect its business and results of operations” under Item 1A.

Governance

The Board recognizes that oversight of risk management is an important function and, for that reason, created the Risk Oversight Committee in 2010. Since that time, the Board has received regular reports from the Risk Oversight Committee and senior management in areas of material risk to the Company, including operational, financial, legal and regulatory, strategic, reputational and industry-related risks. The Risk Oversight Committee and the full Board reviewed and discussed these reports with the goal of overseeing the identification and management of, and the development of mitigation strategies for, these risks.

As part of its ongoing evaluation of Board efficacy and structure, the Board carefully considered this model for evaluating and managing risk. Among other things, the Board observed that, typically, the entire Board was present for meetings of the Risk Oversight Committee and participated in risk discussions, rendering further discussions at Board meetings largely redundant. Accordingly, the Board decided to dissolve the Risk Oversight Committee and since then, the Board holds these discussions with management in connection with regular Board meetings with the continued goal of overseeing the identification and management of, and the development of mitigation strategies for, these risks. The Board believes that this approach promotes efficiency and helps ensure participation by all Directors. The Company’s Board of Directors regularly receives reports from management, including senior information technology (“IT”) leadership, and third parties on cybersecurity matters as part of the Company’s overall enterprise risk management program.

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

ITEM 2—PROPERTIES

The Company’s manufacturing operations are carried out at five facilities. The following table sets forth certain information regarding each of these facilities:

	Approximate Aggregate Usable Square Feet	Status	Segment

Newport, New Hampshire	350,000	Owned	Firearms/Castings

Prescott, Arizona	230,000	Leased	Firearms

Mayodan, North Carolina	220,000	Owned	Firearms

Hebron, Kentucky	65,000	Owned	Firearms

Earth City, Missouri	35,000	Leased	Castings

Each firearms facility contains enclosed ranges for testing firearms. The lease of the Prescott facility provides for rental payments which are approximately equivalent to estimated rates for real property taxes.

The Company has other facilities that were not used in its manufacturing operations in 2025:

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

The Company has reported all cases instituted against it through September 27, 2025, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There was one lawsuit formally instituted against the Company during the three months ending December 31, 2025. Thorne v. Sturm, Ruger & Company, Inc. was served on November 13, 2025 and is pending in the District Court of the Fifth Judicial District of the State of Idaho, In and For the County of Twin Falls.

During the three months ending December 31, 2025, the previously reported case of Jones v. Sturm, Ruger & Company, Inc. was dismissed by the trial court following confirmation of a settlement. In addition, the previously reported case of Willeford v. Sturm, Ruger & Company was also dismissed.

ITEM 4—MINE SAFETY DISCLOSURES – NOT APPLICABLE

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RGR.” At February 13, 2026, the Company had 1,745 stockholders of record.

Issuer Repurchase of Equity Securities

In 2023, 2024 and 2025 the Company repurchased shares of its common stock. Details of the purchases in 2023, 2024 and 2025 follow:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

Fourth Quarter 2023
October 1 to October 28	—	—	—
October 29 to November 25	179,341	$45.20	179,341
November 26 to December 31	84,721	$43.67	84,721
First Quarter 2024
January 1 to January 27	7,317	$43.42	7,317
January 28 to February 24	20,307	$42.93	20,307
February 25 to March 30	47,400	$42.79	47,400
Second Quarter 2024
March 31 to April 27	—	—	—
April 28 to May 25	28,924	$42.92	28,924
May 26 to June 29	373,969	$42.27	373,969

Third Quarter 2024
June 30 to July 27	156,517	$41.27	156,517
July 28 to August 24	—	—	—
August 25 to September 28	64,325	$40.66	64,325
Fourth Quarter 2024
September 29 to October 26	11,340	$40.50	11,340
October 27 to November 23	52,129	$39.50	52,129
November 23 to December 31	72,832	$34.81	72,832
First Quarter 2025
January 1 to January 25	28,720	$34.44	28,720
January 26 to February 22	—	—	—
February 23 to March 29	50,480	$39.62	50,480
Second Quarter 2025
March 30 to April 26	99,951	$37.98	99,951
April 27 to May 24	171,061	$35.20	171,061
May 25 to June 28	92,872	$35.86	92,872
Third Quarter 2025
June 29 to July 26	116,667	$35.24	116,667
July 27 to August 23	173,014	$33.75	173,014
August 24 to September 27	—	—	—
Fourth Quarter 2025
September 28 to October 25	—	$—	—
October 26 to November 22	—	$—	—
November 23 to December 31	—	—	—
Total	1,831,887	$39.48	1,831,887	$14,300,000

All of these purchases were made with cash held by the Company and no debt was incurred.

At December 31, 2025 approximately $14.3 million remained authorized for share repurchases.

Comparison of Five-Year Cumulative Total Return*
Sturm, Ruger & Co., Inc., Standard & Poor’s 500, Dow Jones US Recreational Products TSM Index, and Russell 2000 Index
(Performance Results Through 12/31/25)

	2020	2021	2022	2023	2024	2025
Sturm, Ruger & Company, Inc.	100.00	109.27	92.28	84.85	67.10	62.99
Standard & Poors 500	100.00	128.71	105.40	133.10	166.40	196.16
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
Dow Jones US Recreational Products TSM	100.00	130.85	85.93	105.81	80.71	72.88

For the year ended December 31, 2025, the Company has provided the five year cumulative total return results for the Dow Jones US Recreational Products Index, a widely-published index tracking companies that provide recreational products.

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

Results of Operations - 2025

Product Demand

The estimated sell-through of the Company’s products from the independent distributors to retailers in 2025 increased 5% from 2024. In 2025, adjusted NICS decreased 4% from 2024. The increase in the sell-through of the Company’s products despite the decrease in adjusted NICS background checks may be attributable to new product introductions, like the Ruger American Rifle Generation II bolt-action rifles, the Marlin lever-action rifles, Glenfield and Harrier rifles, and the RXM pistol, which helped offset aggressive promotions, discounts, rebates, and the extension of payment terms offered by the Company’s competitors.

Estimated sell-through from distributors to retailers and total adjusted NICS background checks:

	2025	2024	2023

Estimated Units Sold from Distributors to Retailers (1)	1,537,600	1,471,300	1,406,600

Total Adjusted NICS Background Checks (2)	14,612,300	15,239,000	15,848,000

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received and ending backlog, net of Federal Excise Tax, for the trailing three years are as follows (dollars in millions, except average sales price):

	2025	2024	2023

Orders Received	$515.8	$533.3	$433.8

Average Sales Price of Orders Received	$322	$377	$374

Ending Backlog	$285.0	$252.9	$229.0

Average Sales Price of Ending Backlog	$524	$568	$522

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company, to plan production levels and manage inventories. These reviews resulted in an increase in total unit production of 6% in 2025 compared to 2024.

Annual Summary Unit Data

Firearms unit data for orders, production, and shipments follows:

	2025	2024	2023

Units Ordered	1,602,700	1,414,300	1,159,000

Units Produced	1,456,300	1,379,500	1,398,200

Units Shipped	1,504,000	1,407,800	1,367,500

Average Sales Price	$364	$377	$395

Units – Backlog	543,900	445,300	438,800

Inventories

The Company’s finished goods inventory decreased by 47,700 units during 2025, while distributor inventories of the Company’s products decreased by 33,500 units during the same period.

Inventory data follows:

	2025	2024	2023
Units – Company Inventory	67,500	115,200	143,500

Units – Distributor Inventory (3)	162,300	195,800	259,300

Total inventory (4)	229,800	311,000	402,800

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Year ended December 31, 2025, as compared to year ended December 31, 2024:

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the year ended December 31, (dollars in millions):

	2025	2024	Change	% Change
Net firearms sales	$543.5	$532.6	$10.9	2.0%

Net casting sales	2.6	3.0	(0.4)	(14.9)%

Total net sales	546.1	535.6	10.5	1.9%

Cost of products sold	464.9	421.2	43.7	10.4%

Gross profit	$81.2	$114.4	$(33.2)	(29.1)%

Gross margin	14.9%	21.4%	(6.5)%	(30.4)%

Firearms sales increased 2%, driven by a 7% increase in unit shipments, partially offset by the $5.7 million reduction related to the close out of 67,000 units of discontinued models in the second quarter of 2025. New products represented $169.5 million or 33% of firearms sales in 2025, an increase from $159.3 million or 32% of firearms sales in 2024. New product sales include only major new products that were introduced in the past two years. In 2025, new products included the RXM pistol, American Centerfire Rifle Generation II, Marlin 1894 lever-action rifles, Glenfield rifles, Harrier rifles, and the Ruger Red Label Shotgun, as well as the Super Wrangler revolver, which was only included for a portion of the year.

The decreased gross profit for the year ended December 31, 2025 is attributable to inventory rationalization write-offs and the aforementioned sales reductions taken in the second quarter of 2025, $4.3 million of operating costs at the new Hebron facility that was acquired in July, increased costs associated with material and technology, a product mix shift toward products with relatively lower margins that remain in relatively stronger demand and increased sales promotional expenses, partially off-set by favorable deleveraging of fixed costs resulting from increased production.

The decrease in gross margin for the year ended December 31, 2025 is attributable to the aforementioned factors.

Selling, General and Administrative

Selling and general and administrative expenses data for the year ended December 31, (dollars in millions):

	2025	2024	Change	% Change
Selling expenses	$39.1	$38.8	$0.3	0.8%

General and administrative expenses	54.2	44.0	10.2	23.2%

Other operating expenses	0.2	—	0.2	100.0%

Total operating expenses	$93.5	$82.8	$10.7	12.9%

Selling expenses for the year ended December 31, 2025 were substantially unchanged from 2024, as increases in promotional and marketing initiatives was largely offset by decreases in spending on industry shows, personnel costs, and shipping expenses.

The increase in general and administrative expenses for the year ended December 31, 2025 was primarily attributable to expenses incurred due to the Company’s leadership transition and organizational realignment, as well as increased information technologies related expenses and professional fees associated with the purchase of the Anderson Manufacturing assets and the implementation of the Rights Plan.

Operating (Loss) Income

Operating loss was $12.3 million or 2.3% of sales in 2025. This is a decrease of $43.9 million from 2024 operating income of $31.6 million or 5.9% of sales.

Other Operating Income (Expense), Net

Other income data for the year ended December 31, (dollars in millions):

	2025	2024	Change	% Change

Royalty income	$1.4	$0.8	$0.6	63.5%
Interest income	3.2	4.9	(1.7)	(33.3)%
Interest expense	(0.1)	(0.1)	—	(7.8)%
Other income, net	0.6	0.5	0.1	18.9%

Other income	$5.1	$6.1	$(1.0)	(16.1)%

The decrease in other income for the year ended December 31, 2025 was primarily the result of decreases in interest income due to decreased interest rates earned on short-term investments and other income, partially offset by increased royalty income.

Income Taxes and Net Income

The effective income tax rate was 38.7% in 2025 and 19.1% in 2024. The Company's 2025 and 2024 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation.

As a result of the foregoing factors, consolidated net loss was $4.4 million in 2025. This represents a decrease of $35.0 million from 2024 consolidated net income of $30.6 million.

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

Non-GAAP Reconciliation – EBITDA

EBITDA

(Unaudited, dollars in thousands)

Year ended December 31,	2025	2024

Net (loss) income	$(4,391)	$30,563

Inventory rationalization	17,002	—
Income tax (benefit) expense	(2,770)	7,212
Depreciation and amortization expense	22,871	22,063
Interest expense	94	102
Interest income	(3,259)	(4,885)
EBITDA	$29,547	$55,055
EBITDA margin	5.4%	10.3%
Net income margin	(0.8)%	5.7%

EBITDA is defined as earnings before interest, taxes, and depreciation and amortization. The Company calculates this by adding the amount of interest expense, income tax expense and depreciation and amortization expenses that have been deducted from net income back into net income, and subtracting the amount of interest income that was included in net income from net income to arrive at EBITDA. The Company’s EBITDA calculation also excludes certain non-recurring, non-cash, non-operating expenses.

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2025
	Q4	Q3	Q2	Q1

Units Ordered	550,300	286,500	355,900	410,000

Units Produced	357,800	344,900	381,600	372,000

Units Shipped	424,400	361,500	361,400	356,700

Estimated Units Sold from Distributors to Retailers	478,800	370,600	328,500	364,700

Total Adjusted NICS BackgroundChecks	4,294,600	3,249,000	3,251,000	3,817,000

Average Unit Sales Price	$355	$336	$349	$379

Units – Backlog	543,900	418,000	493,100	498,600

Units – Company Inventory	67,500	134,100	150,700	130,500

Units – Distributor Inventory (5)	162,300	211,700	220,700	187,900

	2024
	Q4	Q3	Q2	Q1

Units Ordered	374,300	316,900	250,500	472,600

Units Produced	364,300	330,300	370,400	314,500

Units Shipped	398,700	327,400	336,300	345,400

Estimated Units Sold from Distributors to Retailers	410,500	336,300	327,800	396,700

Total Adjusted NICS BackgroundChecks	4,460,000	3,432,000	3,364,000	3,983,000

Average Unit Sales Price	$364	$371	$386	$394

Units – Backlog	445,300	469,700	480,200	566,000

Units – Company Inventory	115,200	149,600	146,700	112,600

Units – Distributor Inventory (5)	195,800	207,600	216,500	208,000

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax)

	2025
	Q4	Q3	Q2	Q1

Orders Received	$160.2	$87.9	$113.7	$154.0

Average Sales Price of Orders Received	$322	$307	$319	$376

Ending Backlog	$285.0	$227.0	$263.1	$275.2

Average Sales Price of Ending Backlog	$524	$543	$534	$552

	2024
	Q4	Q3	Q2	Q1

Orders Received	$126.3	$109.4	$99.5	$198.2

Average Sales Price of Orders Received	$337	$345	$397	$419

Ending Backlog	$252.9	$268.7	$272.2	$296.2

Average Sales Price of Ending Backlog	$568	$572	$567	$523

Fourth Quarter Net Sales and Gross Profit Analysis

Net sales, cost of products sold, and gross profit data for the three months ended December 31, (dollars in millions):

	2025	2024	Change	% Change
Net firearms sales	$150.6	$145.3	$5.3	3.7%

Net casting sales	0.5	0.5	—	(7.0)%

Total net sales	151.1	145.8	5.3	3.6%

Cost of products sold	124.1	112.6	11.5	10.2%

Gross profit	$27.0	$33.2	$(6.2)	(18.8)%

Gross margin	17.8%	22.8%	(5.0)%	(21.9)%

Results of Operations - 2024

Year ended December 31, 2024, as compared to year ended December 31, 2023

Annual Summary Unit Data

Firearms unit data for orders, production, shipments and ending inventory, and castings setups (a measure of foundry production) are as follows:

	2024	2023	2022

Units Ordered	1,414,300	1,159,000	1,083,800

Units Produced	1,379,500	1,398,200	1,733,200

Units Shipped	1,407,800	1,367,500	1,641,000

Average Sales Price	$377	$395	$362

Units – Backlog	445,300	438,800	647,300

Units – Company Inventory	115,200	143,500	112,800

Units – Distributor Inventory (1)	195,800	259,300	298,400

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax):

	2024	2023	2022

Orders Received	$533.3	$433.8	$451.2

Average Sales Price of Orders Received (2)	$377	$374	$416

Ending Backlog	$252.9	$229.0	$314.4

Average Sales Price of Ending Backlog (2)	$568	$522	$486

(1)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

(2)	Average sales price for orders received and ending backlog is net of Federal Excise Tax of 10% for handguns and 11% for long guns.

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

Inventory data follows:

	2024	2023	2022
Units – Company Inventory	115,200	143,500	112,800

Units – Distributor Inventory (3)	195,800	259,300	298,400

Total inventory (4)	311,000	402,800	411,200

(3)	Distributor ending inventory as provided by the independent distributors of the Company’s products. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(4)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories.

Quarterly Data

To supplement the summary annual unit data and discussion above, the same data for the last eight quarters follows:

	2024
	Q4	Q3	Q2	Q1

Units Ordered	374,300	316,900	250,500	472,600

Units Produced	364,300	330,300	370,400	314,500

Units Shipped	398,700	327,400	336,300	345,400

Estimated Units Sold from Distributors to Retailers	410,500	336,300	327,800	396,700

Total Adjusted NICS Background Checks	4,460,000	3,432,000	3,364,000	3,983,000

Average Unit Sales Price	$364	$371	$386	$394

Units – Backlog	445,300	469,700	480,200	566,000

Units – Company Inventory	115,200	149,600	146,700	112,600

Units – Distributor Inventory (5)	195,800	207,600	216,500	208,000

	2023
	Q4	Q3	Q2	Q1

Units Ordered	316,600	176,300	258,100	408,000

Units Produced	305,200	324,500	387,500	381,000

Units Shipped	337,800	308,400	336,400	384,900

Estimated Units Sold from Distributors to Retailers	384,700	307,400	323,000	391,500

Total Adjusted NICS Background Checks	4,742,000	3,284,000	3,654,000	4,168,000

Average Unit Sales Price	$383	$390	$422	$387

Units – Backlog	438,800	460,000	592,100	670,400

Units – Company Inventory	143,500	176,100	160,000	108,900

Units – Distributor Inventory (5)	259,300	306,200	305,200	291,800

(5)	Distributor ending inventory as provided by the independent distributors of the Company’s products.

Orders Received and Ending Backlog

(in millions except average sales price, net of Federal Excise Tax)

	2024
	Q4	Q3	Q2	Q1

Orders Received	$126.3	$109.4	$99.5	$198.2

Average Sales Price of Orders Received	$337	$345	$397	$419

Ending Backlog	$252.9	$268.7	$272.2	$296.2

Average Sales Price of Ending Backlog	$568	$572	$567	$523

	2023
	Q4	Q3	Q2	Q1

Orders Received	$116.7	$58.8	$102.1	$156.2

Average Sales Price of Orders Received	$369	$334	$396	$383

Ending Backlog	$229.0	$234.8	$293.7	$327.3

Average Sales Price of Ending Backlog	$522	$510	$496	$488

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the year ended December 31, (dollars in millions):

	2024	2023	Change	% Change
Net firearms sales	$532.6	$540.7	$(8.1)	(1.5)%

Net casting sales	3.0	3.0	0.0	0.5%

Total net sales	535.6	543.7	(8.1)	(1.5)%

Cost of products sold	421.2	410.1	11.1	2.7%

Gross profit	$114.4	$133.6	$(19.2)	(14.4)%

Gross margin	21.4%	24.6%	(3.2)%	(13.0)%

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

Selling, General and Administrative

Selling and general and administrative expenses data for the year ended December 31, (dollars in millions):

	2024	2023	Change	% Change
Selling expenses	$38.8	$38.8	$—	(0.1%)

General and administrative expenses	44.0	42.7	1.3	3.0%

Total operating expenses	$82.8	$81.5	$1.3	1.5%

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

Other Operating Income (Expense), Net

Other income data for the year ended December 31, (dollars in millions):

	2024	2023	Change	% Change

Royalty income	$0.8	$0.6	$0.2	30.2%
Interest income	4.9	5.5	(0.6)	(10.6%)
Interest expense	(0.1)	(0.2)	0.1	(50.2%)
Other income, net	0.5	0.8	(0.3)	(41.5%)

Other income	$6.1	$6.7	$(0.6)	(10.0%)

The decrease in other income for the year ended December 31, 2024 was primarily the result of decreases in interest income due to decreased interest rates earned on short-term investments and other income, partially offset by increased royalty income.

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

EBITDA is defined as earnings before interest, taxes, and depreciation and amortization. The Company calculates this by adding the amount of interest expense, income tax expense and depreciation and amortization expenses that have been deducted from net income back into net income, and subtracting the amount of interest income that was included in net income from net income to arrive at EBITDA. The Company’s EBITDA calculation also excludes certain non-recurring, non-cash, non-operating expenses.

Financial Condition

Liquidity

At December 31, 2025, the Company had cash and cash equivalents of $18.5 million and $74.1 million in short term investments. The Company’s pre-LIFO working capital of $223.9 million, less the LIFO reserve of $67.1 million, resulted in working capital of $156.9 million and a current ratio of 3.9 to 1. The Company also has access to a $40 million unsecured revolving line of credit that is currently undrawn.

Capital Resources

The Company believes that its cash flow from operations, current cash position, and access to capital markets will continue to be sufficient to meet its anticipated cash requirements and contractual obligations, which includes funding the Company’s capital expenditures, acquisitions, dividend payments, and share repurchases.

Operations

Cash provided by operating activities was $54.3 million, $55.5 million, and $33.9 million in 2025, 2024, and 2023, respectively. The slight decrease in cash provided in 2025 compared to 2024 is primarily attributable to the decrease in net income, mostly offset by the reduction in inventory in excess of the increase in inventory reserves related to the Company’s inventory rationalization in 2025.

The decrease in cash provided in 2024 compared to 2023 is primarily attributable to the decrease in net income in 2024.

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

Investing and Financing

Capital expenditures were $30.9 million, $20.8 million, and $15.8 million in 2025, 2024, and 2023, respectively. In 2026, the Company expects capital expenditures to approximate $30 million, much of which will relate to tooling and fixtures for new product introductions and to upgrade and modernize manufacturing equipment. Due to market conditions and business circumstances, actual capital expenditures could vary significantly from the budgeted amount. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash.

Included in capital expenditures amount noted above, on July 1, 2025 the Company completed the asset purchase of Anderson Manufacturing, a manufacturer of firearms and firearm accessories based in Hebron, Kentucky for a total purchase price of $15.8 million, $15 million of which was paid at the closing of such transaction. This strategic purchase included Anderson’s manufacturing facility and machinery and provided Ruger the opportunity to work with a skilled and experienced workforce, strengthening its production capabilities and expanding its product offerings.

As of December 31, 2025, the Company had $39.4 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At December 31, 2025, the Company’s investment in this money market fund totaled $34.7 million.

In 2025, the Company repurchased 732,765 shares of its common stock for $26.1 million in the open market. The average price per share purchased was $35.60. These purchases were funded with cash on hand.

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

At December 31, 2025, approximately $14.3 million remained authorized for future share repurchases.

On January 5, 2023, the Company paid a $5.00 per share special dividend to shareholders of record on December 15, 2022.

Including the $5.00 per share special dividend paid on January 5, 2023, the Company paid dividends totaling $10.1 million, $11.8 million, and $110.8 million in 2025, 2024, and 2023, respectively. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On March 2, 2026, the Company’s Board of Directors authorized a dividend of 8¢ per share to shareholders of record on March 16, 2026. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash, and the Company’s need for funds.

The Company provides supplemental discretionary contributions to substantially all employees’ individual 401(k) accounts.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through issuance of short-term or long-term debt.

Contractual Obligations

At December 31, 2025, the Company had approximately $31.7 million in agreements to purchase goods or services that are enforceable and legally binding on the Company, all of which are expected to be settled in less than one year. Additionally, the Company has approximately $1.8 million in operating lease obligations, which will be payable through 2034. The Company expects to fund all of these commitments with cash flows from operations and current cash.

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

Currently, there are 13 domestic distributors. Additionally, the Company has 44 and 26 distributors servicing the export and law enforcement markets, respectively.

The Company self-insures a significant amount of its product liability, workers’ compensation, medical, and other insurance. It also carries significant deductible amounts on various insurance policies.

The Company expects to realize its deferred tax assets through tax deductions against future taxable income.

On October 14, 2025, the Company’s Board of Directors (the “Board”) approved the adoption of a limited-duration stockholder rights plan (the “Rights Plan”). The Rights Plan is effective October 14, 2025 (“Effective Date”) and will expire on October 13, 2026. The Board, in consultation with its advisors, adopted the Rights Plan in response to the public announcement by Beretta Holding S.A. (“Beretta”) that it had accumulated a significant economic interest in Ruger’s common stock and intends to engage in discussions with the Company regarding “potential areas of operational and strategic collaborations”. The Rights Plan is intended to ensure that the Board remains in the best position to perform its fiduciary duties and to enable all stockholders to receive fair and equal treatment. It is also designed to allow all stockholders to realize the long-term value of their investment by reducing the likelihood that Beretta would gain control through open market accumulation or other coercive tactics without appropriately compensating the Company’s stockholders or allowing the Board sufficient time to make informed judgments. The Rights Plan is a temporary measure to give the Board time to understand Beretta’s intentions and evaluate options. The summary of the terms of the Rights Plan set forth in Note 22 is hereby incorporated by reference herein; provided, however, that such summary of the Rights Plan is qualified in its entirety by the Rights Plan.

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

Recent Accounting Pronouncements

In December of 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. Refer to Note 13, Income Taxes, for the updated presentation.

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

In December 2025, the FASB issued its final ASU which makes improvements to the Accounting Standards Codification in response to feedback from stakeholders. This standard, issued as ASU 2025-12, specifically updates the Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This update is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting ASU 2025-12.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software.” The standard modernizes and simplifies guidance for internal-use software costs. This guidance is effective for annual reporting periods beginning after December 15, 2027 including interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this guidance on its Consolidated Financial Statements.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Sturm, Ruger & Company, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025 and the related notes to the consolidated financial statements of the Company and our report dated, March 2, 2026 expressed an unqualified opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded its Hebron operations resulting from the acquisition of Anderson Manufacturing assets from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination in the third quarter of 2025. We have also excluded Hebron operations resulting from the acquisition of Anderson Manufacturing assets from our audit of internal control over financial reporting. The Hebron operations’ total assets and net sales represent approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sturm, Ruger & Company, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sturm, Ruger & Company, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

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

Last-In, First-Out Inventory Reserve

As described in Notes 1 and 5 to the financial statements, substantially all of the Company’s inventories are valued at the lower of cost, which is principally determined by the last-in, first-out (LIFO) method, or net realizable value, and the Company’s consolidated net inventories balance of $42.9 million as of December 31, 2025, included a LIFO inventory reserve of $67.1 million. The Company records its net inventories under the LIFO method at the end of each year based on the inventory levels at the measurement date and the prevailing inventory costs existing at that time, which are estimated using a complex manual calculation.

We identified the LIFO inventory reserve as a critical audit matter because of the complexities of the manual calculations performed by management to estimate the prevailing inventory costs, which includes calculations to estimate current year price level changes through the development of a prior year and a current year cumulative price index. Auditing management’s estimate of the LIFO inventory reserve was complex and required a high degree of auditor judgment and increased audit effort due to the complexities of management’s manual calculations and the impact those manual calculations have on the accounting estimate.

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

/s/ RSM US LLP

We have served as the Company's auditor since 2005.

Stamford, Connecticut

March 2, 2026

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 31,	2025	2024

Assets

Current Assets

Cash and cash equivalents	$18,451	$10,028
Short-term investments	74,082	95,453
Trade receivables, net	64,510	67,145

Gross inventories	113,166	149,417
Less LIFO reserve	(67,058)	(66,398)
Less excess and obsolescence reserve	(3,227)	(6,533)
Net inventories	42,881	76,486

Prepaid expenses and other current assets	11,680	9,245
Total Current Assets	211,604	258,357

Property, plant and equipment	506,799	477,622
Less allowances for depreciation	(426,702)	(406,373)
Net property, plant and equipment	80,097	71,249

Deferred income taxes	19,720	16,681
Other assets	30,576	37,747
Total Assets	$341,997	$384,034

See accompanying notes to consolidated financial statements.

December 31,	2025	2024

Liabilities and Stockholders’ Equity

Current Liabilities

Trade accounts payable and accrued expenses	$34,122	$35,750
Contract liabilities with customers (Note 3)	—	—
Product liability	964	431
Employee compensation and benefits	15,023	18,824
Workers’ compensation	4,638	5,804
Total Current Liabilities	54,747	60,809

Lease liability (Note 8)	1,158	1,747
Employee compensation	2,271	1,835
Product liability accrual	61	61

Contingent liabilities (Note 20)	—	—

Stockholders’ Equity
Common stock, non-voting, par value $1:
Authorized shares – 50,000; none issued
Common stock, par value $1:
Authorized shares – 40,000,000
2025 – 24,490,478 issued,
15,944,253 outstanding
2024 – 24,467,983 issued,
16,790,824 outstanding	24,490	24,468
Additional paid-in capital	55,356	50,536
Retained earnings	422,045	436,609
Less: Treasury stock – at cost
2025 –8,546,225 shares
2024 – 7,677,159 shares	(218,131)	(192,031)
Total Stockholders’ Equity	283,760	319,582
Total Liabilities and Stockholders’ Equity	$341,997	$384,034

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

Year ended December 31,	2025	2024	2023

Net firearms sales	$543,474	$532,608	$540,746
Net castings sales	2,583	3,035	3,021
Total net sales	546,057	535,643	543,767

Cost of products sold	464,906	421,228	410,148

Gross profit	81,151	114,415	133,619

Operating Expenses (Income):
Selling	39,062	38,755	38,788
General and administrative	54,201	44,006	42,752
Other operating expense (income), net	187	—	(5)
Total operating expenses	93,450	82,761	81,535

Operating (loss) income	(12,299)	31,654	52,084

Other income:
Royalty income	1,401	857	658
Interest income	3,259	4,885	5,465
Interest expense	(94)	(102)	(205)
Other income, net	572	481	822
Total other income, net	5,138	6,121	6,740

(Loss) income before income taxes	(7,161)	37,775	58,824

Income taxes	(2,770)	7,212	10,609

Net (loss) income and comprehensive (loss) income	$(4,391)	$30,563	$48,215

Basic (Loss) Earnings Per Share	$(0.27)	$1.79	$2.73

Diluted (Loss) Earnings Per Share	$(0.27)	$1.77	$2.71

Weighted average number of common shares outstanding – Basic	16,235,995	17,088,205	17,676,955

Weighted average number of common shares outstanding – Diluted	16,235,995	17,270,101	17,811,218

Cash Dividends Per Share	$0.62	$0.69	$6.27

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2022	$24,378	$45,075	$393,097	$(145,812)	$316,738
Net income			48,215		48,215
Dividends paid			(22,446)		(22,446)
Stock-based compensation		3,989			3,989
Vesting of RSU’s		(2,156)			(2,156)
Common stock issued – compensation plans	59	(59)			—
Unpaid dividends accrued			(808)		(808)
Repurchase of 264,062 shares of common stock				(11,811)	(11,811)
Balance at December 31, 2023	24,437	46,849	418,058	(157,623)	331,721
Net income			30,563		30,563
Dividends paid			(11,829)		(11,829)
Stock-based compensation		4,342			4,342
Vesting of RSU’s		(624)			(624)
Common stock issued – compensation plans	31	(31)			—
Unpaid dividends accrued			(183)		(183)
Repurchase of 835,060 shares of common stock				(34,408)	(34,408)
Balance at December 31, 2024	24,468	50,536	436,609	(192,031)	319,582
Net income			(4,391)		(4,391)
Dividends paid			(10,122)		(10,122)
Stock-based compensation		5,020			5,020
Vesting of RSU’s		(178)			(178)
Common stock issued – compensation plans	22	(22)			—
Unpaid dividends accrued			(51)		(51)
Repurchase of 732,765 shares of common stock				(26,100)	(26,100)
Balance at December 31,2025	$24,490	$55,356	422,045	$(218,131)	$283,760

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2025	2024	2023

Operating Activities
Net (loss) income	$(4,391)	$30,563	$48,215
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	22,871	22,063	22,383
Stock-based compensation	5,020	4,342	3,989
Excess and obsolescence inventory reserve	(767)	413	1,308
Inventory write-off	17,002	—	—
Loss (gain) on disposal of assets	187	—	(5)
Deferred income taxes	(3,039)	(4,705)	(5,867)
Changes in operating assets and liabilities:
Trade receivables	2,635	(7,281)	5,585
Inventories	21,191	2,911	(16,125)
Trade accounts payable and accrued expenses	(2,746)	3,789	(4,406)
Contract liability with customers	—	(149)	(882)
Employee compensation and benefits	(3,416)	(5,869)	(6,469)
Product liability	533	(188)	372
Prepaid expenses, other assets and other liabilities	(772)	9,615	(13,026)
Income taxes receivable/payable	—	—	(1,171)
Cash provided by operating activities	54,308	55,504	33,901

Investing Activities
Property, plant and equipment additions	(15,846)	(20,821)	(15,796)
Purchase of Anderson Manufacturing assets	(15,010)	—	—
Purchases of short-term investments	(108,905)	(138,885)	(192,627)
Proceeds from maturity of short-term investments	130,276	145,917	249,274
Net proceeds from sale of assets	—	—	5
Cash (used for) provided by investing activities	(9,485)	(13,789)	40,856

Financing Activities
Dividends paid	(10,122)	(11,829)	(110,789)
Repurchase of common stock	(26,100)	(34,408)	(11,811)
Payment of employee withholding tax related to share-based compensation	(178)	(624)	(2,156)
Cash used for financing activities	(36,400)	(46,861)	(124,756)

Increase (decrease) in cash and cash equivalents	8,423	(5,146)	(49,999)
Cash and cash equivalents at beginning of year	10,028	15,174	65,173
Cash and cash equivalents at end of year	$18,451	$10,028	$15,174

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

The Company manufactures investment castings made from steel alloys and metal injection molding (“MIM”) parts for internal use in its firearms and utilizes available capacity to manufacture and sell investment castings and MIM parts to unaffiliated, third-party customers. Castings were less than 1% of the Company’s total sales for the year ended December 31, 2025.

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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), which became effective January 1, 2018. Substantially all product sales are sold FOB (free on board) shipping point. Customary payment terms are 2% 30 days, net 40 days. Generally, all performance obligations are satisfied when product is shipped and the customer takes ownership and assumes the risk of loss. In some instances, sales include multiple performance obligations. The most common of these instances relates to sales promotion programs under which downstream customers are entitled to receive no charge products based on their purchases of certain of the Company’s products from the independent distributors. The fulfillment of these no charge products is the Company’s responsibility. In such instances, the Company allocates the revenue of the promotional sales based on the estimated level of participation in the sales promotional program and the timing of the shipment of all of the firearms included in the promotional program, including the no charge firearms. Revenue is recognized proportionally as each performance obligation is satisfied, based on the relative customary price of each product. Customary prices are generally determined based on the prices charged to the independent distributors. The net change in contract liabilities for a given period is reported as an increase or decrease to sales. The Company accounts for cash sales discounts as a reduction in sales. Amounts billed to customers for shipping and handling fees are included in net sales and costs incurred by the Company for the delivery of goods are classified as selling expenses. Federal excise taxes are excluded from net sales.

Business Combination:

On July 1, 2025, the Company acquired substantially all of the assets of Anderson Manufacturing (“Anderson”) for a total purchase price of $15.8 million in cash, with $15 million having been paid in cash at the closing of the transaction and $0.8 million having been held back from the purchase price for the purposes described in Note 2 below (the “Anderson Acquisition”).

The Anderson Acquisition was funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations, which requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the assets acquired, using the bottom up approach, to estimate their fair value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets was recorded as goodwill. Our estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the period in which such revised estimates are identified. No such adjustments were recorded as of December 31, 2025.

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

As of December 31, 2025, the Company’s short-term investments consist of U.S. Treasury instruments (Level 1), maturing within one year, and investments in a bank-managed money market fund that invests exclusively in United States Treasury obligations and is valued at the net asset value ("NAV") daily closing price, as reported by the fund, based on the amortized cost of the fund’s securities (Level 2). For the bank-managed money market fund, the NAV is used as a practical expedient to estimate fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Such securities are classified as held to maturity, since the Company has the intent and ability to do so, and are carried at cost plus accrued interest, which approximates fair value.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. In performing this review, the carrying value of the assets is compared to the projected undiscounted cash flows to be generated from the assets. If the sum of the undiscounted expected future cash flows is less than the carrying value of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying value of the assets exceeds their fair value. The Company bases fair value of the assets on quoted market prices if available or, if not available, quoted market prices of similar assets. Where quoted market prices are not available, the Company estimates fair value using the estimated future cash flows generated by the assets discounted at a rate commensurate with the risks associated with the recovery of the assets. As of December 31, 2025, the Company does not believe there are any indications of impairment related to long-lived assets.

Goodwill

The Company’s goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists by the amount the fair value of a reporting unit to which goodwill has been allocated is less than their respective carrying values. The impairment for goodwill is limited to the total amount of goodwill allocated to the reporting unit. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. As of

December 31, 2025, the Company does not believe there are any indications of impairment related to goodwill.

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

Advertising Costs

The Company includes advertising costs in selling expenses and these costs are expensed as incurred. Advertising costs for 2025, 2024, and 2023, were $3.3 million, $3.4 million, and $3.1 million, respectively.

Shipping Costs

Costs incurred related to the shipment of products are included in selling expense. Such costs totaled $3.8 million, $4.3 million, and $4.4 million in 2025, 2024, and 2023, respectively.

Research and Development

In 2025, 2024, and 2023, the Company spent approximately $8.4 million, $8.2 million, and $9.8 million, respectively, on research and development activities relating to new products and the improvement of existing products. These costs are included in costs of products sold and are expensed as incurred. These costs are capitalized for tax purposes under the provisions of the Tax Cuts and Jobs Act of 2017 that relate to IRS Code Section 174, as discussed in Note 13.

Earnings per Share

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the impact of restricted stock units and deferred stock outstanding using the treasury stock method.

Recent Accounting Pronouncements

In December of 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. Refer to Note 13, Income Taxes, for the updated presentation.

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

In December 2025, the FASB issued its final ASU which makes improvements to the Accounting Standards Codification in response to feedback from stakeholders. This standard, issued as ASU 2025-12, specifically updates the Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This update is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting ASU 2025-12.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software.” The standard modernizes and simplifies guidance for internal-use software costs. This guidance is effective for annual reporting periods beginning after December 15, 2027 including interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this guidance on its Consolidated Financial Statements.

2.	Acquisition of Anderson Manufacturing Assets

As described in Note 1, the Company closed on the Anderson Acquisition on July 1, 2025. The Company paid $15.0 million dollars in cash for Anderson assets at the closing of the transaction, with an additional $0.8 million held back for the purposes described below. The Anderson Acquisition included, among other things, property, equipment, inventory, and all intellectual property related to Anderson, including the Anderson trademarks and tradenames, and all derivatives thereof.

The primary purpose of the Anderson Acquisition was to increase the Company’s production capabilities. The Anderson Acquisition was accounted for in accordance with ASC Topic 805, Business Combinations. Accordingly, the total purchase price has been allocated to the assets based on their fair value at the date of acquisition. The Company assumed no debt or long-term liabilities in this transaction. These allocations reflect various provisional estimates that were based on the information available at the time and are subject to change during the purchase price allocation period.

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

The Company held back $0.8 million from their purchase payment for potential repair mediation costs, which will either be applied to repair costs or paid to Anderson. This holdback was included in trade accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet at December 31, 2025.

The excess purchase price over the fair value of the assets acquired was recorded as goodwill in the amount of $0.4 million, primarily related to assembled workforce and increased manufacturing capacity. The goodwill is expected to be deductible for tax purposes. The Company incurred acquisition related costs of approximately $0.5 million, which are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income.

The pro forma impact of the acquisition and the results of operations attributable to Anderson in 2024 and 2025 have not been presented, as they are not material to the Company’s consolidated results of operations.

3.	Revenue Recognition and Contracts with Customers

The impact of ASC 606 on revenue recognized during the years ended December 31, 2025, December 31, 2024, and December 31, 2023 is as follows:

	2025	2024	2023
Contract liabilities with customers at January 1,	$—	$149	$1,031

Revenue recognized	(1,669)	(149)	(4,084)

Revenue deferred	1,669	—	3,202

Contract liabilities with customers at December 31,	$—	$—	$149

During the year ended December 31, 2025, the Company deferred $1.7 million of revenue, completely offset by the recognition of $1.7 million of revenue previously deferred as the performance obligations relating to the shipment of free products were all satisfied during the year. This resulted in there being no change in firearms sales for the year ended December 31, 2025 and there being no deferred contract revenue liability at December 31, 2025.

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

4.	Trade Receivables, Net

Trade receivables consist of the following:

December 31,	2025	2024

Trade receivables	$66,217	$68,855
Allowance for doubtful accounts	(400)	(400)
Allowance for discounts	(1,307)	(1,310)
	$64,510	$67,145

In 2025, the largest individual trade receivable balances accounted for 28%, 25%, and 18% of total trade receivables, respectively.

In 2024, the largest individual trade receivable balances accounted for 26%, 20%, 14%, and 11% of total trade receivables, respectively.

5.	Inventories

Inventories consist of the following:

December 31,	2025	2024
Inventory at FIFO
Finished goods	$10,993	$26,022
Materials and products in process	102,173	123,395
Gross inventories	113,166	149,417
Less: LIFO reserve	(67,058)	(66,398)
Less: excess and obsolescence reserve	(3,227)	(6,533)
Net inventories	$42,881	$76,486

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2025	2024

Land and improvements	$3,333	$2,826
Buildings and improvements	83,368	76,153
Machinery and equipment	352,353	333,365
Dies and tools	67,745	65,278
Property, plant and equipment	506,799	477,622
Less allowances for depreciation	(426,702)	(406,373)
Net property, plant and equipment	$80,097	$71,249

Depreciation expense totaled $22.0 million, $21.1 million, and $21.1 million in 2025, 2024, and 2023, respectively.

7.	Other Assets

Other assets consist of the following:

December 31,	2025	2024

Patents, at cost	$10,339	$10,339
Deposits on capital items	12,148	18,443
Marlin trade name, at cost	7,800	7,800
Accumulated amortization	(9,384)	(8,524)
Other	9,673	9,689
	$30,576	$37,747

The capitalized cost of patents is amortized using the straight-line method over their useful lives. Expenses related to patent amortization was $0.4 million in 2025, $0.5 million in 2024, and $0.4 million in 2023. The estimated annual patent amortization expense for each of the next five years is $0.4 million. Costs incurred to maintain existing patents are charged to expense in the year incurred. The Marlin trade name will be amortized using the straight-line method over its useful life. The estimated annual trade name amortization cost for each of the next five years is $0.4 million. The intangible asset related to Marlin customer relationships are included in Other above and will be amortized using the straight-line method over its useful life. The estimated annual customer relationship name amortization expense for each of the next five years is $0.1 million.

8.	Leased Assets

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02. The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company uses the effective interest method to record right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2025:

	Balance Sheet Line Item	December 31, 2025	December 31, 2024
Right-of-use assets	Other assets	$1,805	$2,345

Operating lease liabilities

Current portion	Trade accounts payable and accrued expenses	$647	$598

Noncurrent portion	Lease liabilities	1,158	1,747

Total operating lease liabilities		$1,805	$2,345

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

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Year Ended
	December 31, 2025	December 31, 2024

Cash paid for amounts included in the measurement of lease liabilities	$540	$796

Cash amounts paid for short-term leases	$492	$449

Right-of-use assets obtained in exchange for lease liabilities	$70	$—

Weighted average remaining lease term (years)	6.3	7.7

Weighted average discount rate	8.0%	8.0%

The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2025:

2026	$771
2027	297
2028	230
2029	160
2030	160
Thereafter	640
Total undiscounted future minimum lease payments	2,258
Less: Difference between undiscounted lease payments & the present value of future lease payments	(453)
Total operating lease liabilities	$1,805

Certain of the Company’s lease agreements contain renewal options at the Company’s discretion. The Company does not recognize right-of-use assets or lease liabilities for leases of one year or less or for renewal periods unless it is reasonably certain that the Company will exercise the renewal option at the inception of the lease or when a triggering event occurs. The Company’s weighted average remaining lease term for operating leases as of December 31, 2025 is 6.3 years.

9.	Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

December 31,	2025	2024

Trade accounts payable	$10,044	$13,170
Federal excise taxes payable	13,913	13,192
Accrued other	10,165	9,388
	$34,122	$35,750

10.	Line of Credit

On January 7, 2022, the Company entered into a three-year, $40 million unsecured revolving line of credit agreement with a bank. On June 6, 2024, the Company amended its existing line of credit agreement, which now expires January 7, 2028. Borrowings under this new facility bear interest at the applicable Secured Overnight Financing Rate (SOFR), plus 150 basis points, plus an additional adjustment of eight basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At December 31, 2025, the Company was in compliance with the terms and covenants of the credit facility.

11.	Employee Benefit Plans

The Company sponsors a qualified defined-contribution 401(k) plan that covers substantially all of its employees. Under the terms of the 401(k) plan, the Company matches a certain portion of employee contributions to their individual 401(k) accounts using the “safe harbor” guidelines provided in the Internal Revenue Code. Expenses related to matching employee contributions to the 401(k) plan were $4.2 million, $4.1 million, and $4.7 million in 2025, 2024, and 2023, respectively.

Additionally, in 2025, 2024, and 2023 the Company provided discretionary supplemental contributions to the individual 401(k) accounts of substantially all employees. Each employee received a supplemental contribution to their account based on a uniform percentage of qualifying compensation established annually. The cost of these supplemental contributions totaled $7.0 million, $7.0 million, and $6.9 million in 2025, 2024, and 2023, respectively.

12.	Other Operating Income, Net

Other operating income, net consists of the following:

Year ended December 31,	2025	2024	2023

(Loss) gain on disposal of operating assets	$(187)	$—	$5

13.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2018.

Our (loss) income before income taxes is derived solely from within the United States.

The federal and state income tax provision consisted of the following:

Year ended December 31,	2025	2024	2023
Current
Federal	$(49)	$10,310	$14,763
State	(146)	1,607	1,713
Total current tax expense	(195)	11,917	16,476
Deferred
Federal	(2,150)	(4,190)	(5,285)
State	(425)	(515)	(582)
Total deferred tax expense	(2,575)	(4,705)	(5,867)
Provision for income taxes	$(2,770)	$7,212	$10,609

The reconciliation of the U.S. federal income tax provision at the statutory federal income tax rate of 21% for the year ended December 31, 2025, to our provision for income taxes was as follows:

The table reflects the ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which was adopted prospectively for the year ended December 31, 2025. See “Note 1. Organization and Summary of Significant Accounting Policies — Recently

Adopted Accounting Pronouncements” for additional information on the adoption of ASU 2023-09.

Year ended December 31, 2025	Amount	Percent
Statutory federal income tax rate	$(1,504)	21.0%
State and local income taxes, net of federal tax benefit	(570)	8.0
Research and development tax credits	(1,027)	14.3
Nontaxable or nondeductible items
Share based compensation	521	(7.3)
Officers compensation – 162(M)	(204)	2.9
Other nontaxable or nondeductible items	63	(0.9)
Other	(49)	0.7
Effective income tax rate	(2,770)	38.7%

State taxes in New Hampshire made up the majority (greater than 50%) of the tax effect in the state and local income taxes, net of federal income tax effect category for 2025.

The reconciliation of the U.S. federal income tax provision at the statutory federal income tax rate of 21% for each of the years ended December 31, 2024 and 2023, respectively, to our provision for income taxes, as previously disclosed, prior to the adoption of ASU 2023-09, were as follows:

Year ended December 31,	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.5	2.2
Research and development tax credits	(5.9)	(2.7)
Other	2.5	(2.5)
Effective income tax rate	19.1%	18.0%

The Company made income tax payments of approximately $2.8 million, $10.6 million, and $26.0 million, during 2025, 2024, and 2023, respectively. The amounts of cash paid for income taxes, for the year ended December 31, 2025, were as follows:

Year ended December 31, 2025	Amount	Percent
Federal income taxes paid	$3,000	106.0%
State and local income taxes paid
New Hampshire	100	3.6%
North Carolina	(200)	(7.1)%
Other immaterial state taxes paid	(69)	(2.5)%
Total cash paid for income taxes	$2,831	100%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2025	2024

Deferred tax assets
Net Operating Loss Carryforwards	$5,461	$—
Research and development tax credits	1,036	—
Capitalized research and development costs	7,361	12,566
Employee compensation and benefits	2,553	2,483
Allowances for doubtful accounts and discounts	434	452
Inventories	902	1,831
Stock-based compensation	2,989	1,876
ASC 842 lease liabilities	428	—
Other	850	1,537
Total deferred tax assets	22,014	20,745
Deferred tax liabilities:
ASC 842 right-of-use asset	428	—
Depreciation	997	2,868
Other	869	1,196
Total deferred tax liabilities	2,294	4,064
Net deferred tax assets	$19,720	$16,681

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

Set forth below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share calculations for the periods indicated:

Year ended December 31,	2025	2024	2023

Numerator:
Net (loss) income	$(4,391)	$30,563	$48,215
Denominator:
Weighted average number of common shares outstanding – Basic	16,235,995	17,088,205	17,676,955
Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	—	181,896	134,263
Weighted average number of common shares outstanding – Diluted	16,235,995	17,270,101	17,811,218

15.	Stock Repurchases

In 2025, 2024, and 2023 the Company repurchased shares of its common stock. Details of these purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Fourth Quarter 2023
October 1 to October 28	—	—	—
October 29 to November 25	179,341	$45.20	179,341
November 26 to December 31	84,721	$43.67	84,721
First Quarter 2024
January 1 to January 27	7,317	$43.42	7,317
January 28 to February 24	20,307	$42.93	20,307
February 25 to March 30	47,400	$42.79	47,400
Second Quarter 2024
March 31 to April 27	—	—	—
April 28 to May 25	28,924	$42.92	28,924
May 26 to June 29	373,969	$42.27	373,969
Third Quarter 2024
June 30 to July 27	156,517	$41.27	156,517
July 28 to August 24	—	—	—
August 25 to September 28	64,325	$40.66	64,325
Fourth Quarter 2024
September 29 to October 26	11,340	$40.50	11,340
October 27 to November 23	52,129	$39.50	52,129
November 23 to December 31	72,832	$34.81	72,832
First Quarter 2025
January 1 to January 25	28,720	$34.44	28,720
January 26 to February 22	—	—	—
February 23 to March 29	50,480	$39.62	50,480
Second Quarter 2025
March 30 to April 26	99,951	$37.98	99,951
April 27 to May 24	171,061	$35.20	171,061
May 25 to June 28	92,872	$35.86	92,872
Third Quarter 2025
June 29 to July 26	116,667	$35.24	116,667
July 27 to August 23	173,014	$33.75	173,014
August 24 to September 27	—	—	—
Total	1,831,887	$39.48	1,831,887	$14,300,000

All of these purchases were made with cash held by the Company and no debt was incurred

At December 31, 2025, approximately $14.3 million remained authorized for share repurchases.

16.	Compensation Plans

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

In June 2023, the Company’s shareholders approved the 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 shares for issuance under the 2023 SIP, of which 418,000 shares remain available for future grants as of December 31, 2025. Approximately 120,000 shares remaining from the 2017 SIP will be available for future grants under the terms of the 2023 SIP. Since the shareholder approval of the 2023 SIP, no additional awards have been or will be granted under the 2017 SIP. Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Compensation expense related to deferred stock, restricted stock, and restricted stock units is recognized based on the grant-date fair value of the Company’s common stock, using either the actual share price or an estimated value using the Monte Carlo valuation model. The total stock-based compensation cost included in the Statements of Income was $7.4 million, $5.8 million, and $6.2 million in 2025, 2024, and 2023, respectively.

Deferred Stock

Deferred stock awards vest based on the passage of time or the Company’s attainment of performance objectives. Upon vesting, these awards convert one-for-one to common stock.

In 2025, 12,341 deferred stock awards were issued to non-employee directors that will vest in June 2026, 15,888 deferred stock awards were issued to non-employee directors that will vest in June 2028 and a 2,786 deferred stock award was issued to a non-employee director that will vest in June 2030.

In 2024, 9,291 deferred stock awards were issued to non-employee directors that will vest in June 2025 and 11,992 deferred stock awards were issued to non-employee directors that will vest in June 2027.

In 2023, 7,566 deferred stock awards were issued to non-employee directors that vested in June 2024 and 9,760 deferred stock awards were issued to non-employee directors that will vest in June 2026.

Compensation expense related to these awards is amortized ratably over the vesting period. Compensation expense related to these awards was $1.0 million in 2025, $0.9 million in 2024, and $0.9 million in 2023.

At December 31, 2025, there was $1.2 million of unrecognized compensation cost related to deferred stock that is expected to be recognized over a period of 4.5 years.

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

During 2025, 248,000 restricted stock units were issued. Compensation costs related to these restricted stock units was $9.5 million, of which $2.6 million was recognized in 2025. The costs are being recognized ratably over the remaining periods required before the units vest, which range from 24 to 38 months.

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

At December 31, 2025, there was $9.9 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a period of 3.3 years.

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

Year ended December 31,	2025	2024	2023
Net Sales
Firearms	$543,474	$532,608	$540,746
Castings
Unaffiliated	2,583	3,035	3,021
Intersegment	23,570	31,528	33,086
	26,153	34,563	36,107
Eliminations	(23,570)	(31,528)	(33,086)
	$546,057	$535,643	$543,767
Costs of Goods Sold
Firearms	$461,416	$417,222	$407,068
Castings
Unaffiliated	3,490	4,006	3,080
Intersegment	23,570	31,528	33,086
	27,060	35,534	36,166
Eliminations	(23,570)	(31,528)	(33,086)
	$464,906	$421,228	$410,148
Gross (Loss) Profit
Firearms	$82,058	$115,386	$133,678
Castings	(907)	(971)	(59)
	$81,151	$114,415	$133,619
Operating (Loss) Income
Firearms	$(10,722)	$33,273	$52,887
Castings	(1,577)	(1,619)	(803)
	$(12,299)	$31,654	$52,084
(Loss) Income Before Income Taxes
Firearms	$(9,965)	$34,051	$53,723
Castings	(1,535)	(1,616)	(799)
Corporate	4,339	5,340	5,900
	$(7,161)	$37,775	$58,824

Year ended December 31,	2025	2024	2023
Identifiable Assets
Firearms	$205,061	$230,024	$228,699
Castings	7,659	9,303	11,144
Corporate	129,277	144,707	158,974
	$341,997	$384,034	$398,817
Goodwill
Firearms	$3,445	$3,055	$3,055
Castings	209	209	209
	$3,654	$3,264	$3,264
Depreciation
Firearms	$20,853	$19,952	$19,301
Castings	1,153	1,154	1,814
	$22,006	$21,106	$21,115
Capital Expenditures
Firearms	$30,509	$20,488	$15,395
Castings	347	333	401
	$30,856	$20,821	$15,796

In 2025, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 27%; Sports South - 22%; and Davidson’s - 18%.

In 2024, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 28%; Sports South - 18%; and Davidson’s - 16%.

In 2023, the Company’s largest customers and the percent of firearms sales they represented were as follows: Lipsey’s - 24%; Davidson’s - 19%; and Sports South -15%.

The Company’s assets are located entirely in the United States and domestic sales represented at least 94% of total sales in 2025, 2024, and 2023.

18.	Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2025:

	Three Months Ended
	3/29/25	6/28/25	9/27/25	12/31/25
Net Sales	$135,738	$132,491	$126,766	$151,062
Gross profit	29,895	5,146	19,155	26,955
Net income (loss)	7,768	(17,226)	1,582	3,485
Basic earnings per share	0.47	(1.05)	0.10	0.22
Diluted earnings per share	$0.46	$(1.05)	$0.10	$0.21

	Three Months Ended
	3/30/24	6/29/24	9/28/24	12/31/24
Net Sales	$136,820	$130,761	$122,287	$145,775
Gross profit	29,403	29,154	22,672	33,186
Net income	7,084	8,264	4,738	10,477
Basic earnings per share	0.41	0.48	0.28	0.63
Diluted earnings per share	$0.40	$0.47	$0.28	$0.62

19.	Related Party Transactions

From time to time, the Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. The Company paid the NRA $0.7 million, $0.5 million and $0.5 million in 2025, 2024, and 2023, respectively. One of the Company’s Directors served as a Director on the Board of the NRA until October 27, 2025.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association. The Company paid the NSSF $0.3 million, $0.4 million and $0.3 million in 2025, 2024, and 2023, respectively. One of the Company’s Directors also serves on the Board of the NSSF.

20.	Contingent Liabilities

As of December 31, 2025, the Company was a defendant in nine (9) lawsuits and is aware of certain other claims. The lawsuits generally fall into the categories of municipal litigation, unfair trade practices, product liability, employment, and trademark litigation. One (1) breach of contract matter was fully and finally resolved during the quarter. Material matters and developments are discussed in turn below.

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

The City of Gary seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages as well as nuisance abatement and/or injunctive relief to change the design, manufacture, marketing and distribution practices of the various Defendants. The Complaint alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products. After a long procedural history, the Indiana Court of Appeals recently reversed the trial court and ordered dismissal of the case. The Indiana Court of Appeals denied the City’s request for rehearing, and the parties are awaiting remand to the trial court for dismissal.

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

Breach of Contract

As reported in prior periods, the Company was a defendant in Jones v. Sturm, Ruger & Co., a purported class action lawsuit arising out of a data breach at Freestyle Solutions, Inc., the vendor who was hosting the Company’s eCommerce website at the time of the breach. The settlement was finalized during the quarter and the matter is now closed.

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

The Fountain and Stanisic cases were consolidated for discovery purposes only and transferred by the court to the Complex Litigation Docket. Oral argument on the Company’s pending Motion to Strike was held on July 21, 2025 and the court stayed discovery pending the outcome of that motion. The court denied the motion during the quarter, the stay was lifted and the parties have commenced discovery.

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

Thorne v. Sturm, Ruger & Company, Inc. is a product liability matter in which the plaintiff alleges personal injuries resulting from a manufacturing defect in his SR22 pistol. This matter was served on November 13, 2025 and was withdrawn in January 2026 when the plaintiff filed a stipulation of dismissal with prejudice.

During the quarter, Willeford v. Sturm, Ruger & Company, Inc., a product liability case that was filed on July 25, 2025 was withdrawn when the plaintiff filed a stipulation of dismissal without prejudice.

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

Often, a Complaint does not specify the amount of damages being sought and range of reasonably possible losses relating to unfavorable outcomes cannot be made. The dollar amount of damages claimed at December 31, 2025, December 31, 2024, and December 31, 2023 was de minimis. The amount claimed at December 31, 2021 was $1.1 million and is set forth as an indication of possible maximum liability the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

During 2025, three (3) traditional product liability cases were filed and one (1) employment case was filed. One (1) municipal lawsuit was resolved and one (1) breach of contract lawsuit was resolved. As of December 31, 2025, the Company was a defendant in eight (8) lawsuits involving its products, including three (3) municipal lawsuits, two (2) lawsuits alleging unfair trade practices, two (2) traditional product liability cases, and one (1) trademark case.

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

The Company’s product liability expense was $0.8 million in 2025, $0.7 million in 2024, $1.5 million in 2023. This expense includes the cost of outside legal fees, and other expenses incurred in the management and defense of product liability matters.

A roll-forward of the product liability reserve and detail of product liability expense for the three years ended December 31, 2025 follows:

Balance Sheet Roll-forward for Product Liability Reserve

			Cash Payments
	Balance Beginning of Year (a)	Accrued Legal Expense (Income) (b)	Legal Fees (c)	Settlements (d)	Balance End of Year (a)

2023	$308	500	(129)	—	$679

2024	$679	67	(254)	—	$492

2025	$492	803	(270)	—	$1,025

Income Statement Detail for Product Liability Expense

	Accrued Legal Expense (b)	Insurance Premium Expense (e)	Total Product Liability Expense

2023	$500	1,226	$1,726

2024	$67	908	$975

2025	$803	808	$1,611

Notes

(a)	The beginning and ending liability balances represent accrued legal fees only. Settlements and administrative costs are expensed as incurred. Only in rare instances is an accrual established for settlements.

(b)	The expense accrued in the liability is for legal fees only.

(c)	Legal fees represent payments to outside counsel related to product liability matters.

(d)	Settlements represent payments made to plaintiffs or allegedly injured parties in exchange for a full and complete release of liability.

(e)	Insurance expense represents the cost of insurance premiums.

There were no insurance recoveries during any of the above years.

21.	Financial Instruments

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the December 31, 2025 and 2024 balance sheets approximate carrying values at those dates.

22.	Stockholder Rights Plan

On October 14, 2025, the Company’s Board of Directors (the “Board”) approved the adoption of a limited-duration stockholder rights plan (the “Rights Plan”). The Rights Plan is effective October 14, 2025 (“Effective Date”) and will expire on October 13, 2026. The Board, in consultation with its advisors, adopted the Rights Plan in response to the public announcement by Beretta Holding S.A. (“Beretta”) that it had accumulated a significant economic interest in Ruger’s common stock and intends to engage in discussions with the Company regarding “potential areas of operational and strategic collaborations.” The Rights Plan is intended to ensure that the Board remains in the best position to perform its fiduciary duties and to enable all stockholders to receive fair and equal treatment. It is also designed to allow all stockholders to realize the long-term value of their investment by reducing the likelihood that Beretta would gain control through open market accumulation or other coercive tactics without appropriately compensating the Company’s stockholders or allowing the Board sufficient time to make informed judgments. The Rights Plan is a temporary measure to give the Board time to understand Beretta’s intentions and evaluate options.

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

The Rights will expire at the close of business on the day before the first anniversary of the date of the Rights Plan, unless the Rights Plan is amended to change the Final Expiration Date (as defined in the Rights Plan) or the Rights are earlier redeemed or exchanged by the Company

23.	Subsequent Events

On March 2, 2026, the Company’s Board of Directors authorized a dividend of 8¢ per share to shareholders of record on March 16, 2026.

On February 22, 2026, the Company announced that each of Sandra Froman, Christopher Killoy and Rebecca Halstead retired from the Board of Directors.

Following such retirements, on February 22, 2026, the Board of Directors elected each of Aaron Rivers, Stephen Timm and Lorin Cassidy Wolfe to fill the vacancies on the Board of Directors created through such retirements, effective immediately.

The Company’s management has evaluated transactions occurring subsequent to December 31, 2025 and determined that there were no other events or transactions during that period that would have a material impact on the Company’s results of operations or financial position.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, the Company’s disclosure controls and procedures over financial reporting were effective.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2025. This evaluation was performed based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO in 2013. In accordance with guidance issued by the Securities and Exchange Commission, Management’s evaluation of internal control over financial reporting excluded the Company’s Hebron operations, which was acquired from the acquisition of Anderson Manufacturing assets on July 1, 2025. The Hebron operations’ total assets and net sales represent approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted an unqualified certification of our Chief Executive Officer to the New York Stock Exchange in 2025. The Company has also filed, as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act of 2002.

ITEM 9B—OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of the Company’s Section 16 officers or directors adopted or terminated contracts, instructions, or written plans for the purchase or sale of Company securities.

Due to an administrative oversight, two plans for the purchase and sale of the Company’s securities which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”) were adopted during the three months ended September 27, 2025 by a Director and a Section 16 officer of Company securities were not reported in the Form 10-Q filed with respect to such period. The details of such Rule 10b5-1 Plans are as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Amir P. Rosenthal (1)	Director	Adoption of Rule 10b5-1 Plan	August 13, 2025	March 13, 2026	3,000
Timothy M. Lowney (2)	Vice President of Operations	Adoption of Rule 10b5-1 Plan	August 12, 2025	May 13, 2026	2,537

(1)	Amir P. Rosenthal., a director of the Company, entered into a Rule 10b5-1 Plan on August 13, 2025. Mr. Rosenthal’s Rule 10b5-1 Plan provides for the potential sale of up to 3,000 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on March 13, 2026, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

(2)	Timothy M. Lowney, an officer of the Company, entered into a Rule 10b5-1 Plan on August 12, 2025. Mr. Lowney’s Rule 10b5-1 Plan provides for the potential sale of up to 2,537 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on November 14, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended December 31, 2025.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, including the Company’s separately designated standing audit committee, and on the Company’s code of business conduct and ethics required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders.

Information concerning the Company’s executive officers required by this Item is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

Information concerning beneficial ownership reporting compliance required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders.

ITEM 11—EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2025:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) *	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2017 Stock Incentive Plan	0	—	0
2023 Stock Incentive Plan	555,448	—	566,740	**
Equity compensation plans not approved by security holders
None.
Total	555,448	—	566,740

*	Restricted stock units are settled in shares of common stock or the cash equivalent. Accordingly, the weighted-average exercise price is not applicable.

**	Includes 151,386 unused shares previously authorized for issuance under the 2017 SIP that are now incorporated into and issuable under the 2023 SIP.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountant fees and services and the pre-approval policies and procedures of the audit committee of the board of directors required by this Item is incorporated by reference from the Company’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Exhibits and Financial Statement Schedule

(1)	Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)	Schedule can be found on Page 87 of this Form 10-K

(3)	Listing of Exhibits:

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement previously filed by the Company File No. 333-272443 on June 6, 2023).

Exhibit 3.2	Amended and Restated By-Laws of the Company, as of May 5, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2025).

Exhibit 4.1	Description of the Company’s Securities.

Exhibit 4.2	Rights Agreement, dated as of October 14, 2025, between Sturm, Ruger & Company, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2025).

Exhibit 10.1	Severance Agreement, dated as of November 25, 2024, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2024). **

Exhibit 10.2	Severance Agreement, dated as of November 25, 2024 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2024).**

Exhibit 10.3	Second Amended and Restated Agreement, dated as of February 20, 2025, by and between Sturm, Ruger & Company, Inc, and Christopher J. Killoy (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2025).**

Exhibit 10.4	Executive Severance Agreement, dated November 25, 2024, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2024).**

Exhibit 10.5	Loan Agreement, dated January 7, 2022 between Sturm, Ruger & Company, Inc. and Regions Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 11, 2022) , as amended by that certain Amendment to Credit Agreement, dated November 3, 2022, between Sturm, Ruger & Company, Inc. and Regions Bank (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022) and that certain Second Amendment to Loan Agreement, dated June 6, 2024, between Sturm, Ruger & Company, Inc. and Regions Bank (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2024).

Exhibit 10.6	The Sturm, Ruger & Company, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on March 27, 2017).**

Exhibit 10.7	The Sturm, Ruger & Company, Inc. 2023 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on April 20, 2023)**

Exhibit 10.8	Separation Agreement, dated as of December 21, 2023 by and between Sturm, Ruger, & Co., Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2023).**

Exhibit 10.9	Employment Agreement, dated as of January 15, 2025, by and between the Company and Todd W. Seyfert (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2025). **

Exhibit 10.10	Transition Agreement, dated as of February 20, 2025, by and between Sturm, Ruger & Company, Inc. and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2025).**

Exhibit 10.11	Executive Severance Agreement, dated November 25, 2024, by and between the Company and Sarah F. Colbert **

Exhibit 10.12	Executive Severance Agreement, dated November 25, 2024, by and between the Company and Michael W. Wilson **

Exhibit 10.13	Executive Severance Agreement, dated November 25, 2024, by and between the Company and Robert J. Werkmeister **

Exhibit 10.14	Executive Severance Agreement, dated May 1, 2025, by and between the Company and Benjamin P. Quinn **

Exhibit 19.1	Sturm Ruger & Company, Inc. Insider Trading Policy

Exhibit 23.1	Consent of RSM US LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 97	Executive Compensation Clawback Policy

Exhibit 101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

March 2, 2026
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/ TODD W.SEYFERT	3/2//26	S/ JOHN A. COSENTINO, JR	3/2/26
Todd W. Seyfert Chief Executive Officer, Director (Principal Executive Officer)		John A. Cosentino, Jr. Director

S/ PHILLIP C. WIDMAN	3/2/26	S/ TERRENCE G. O’CONNOR	3/2/26
Phillip C. Widman Director		Terrence G. O’Connor Director

S/ AMIR P. ROSENTHAL	3/2/26	S/ STEPHEN TIMM	3/2/26
Amir P. Rosenthal Director		Stephen Timm Director

S/ AARON RIVERS	3/2/26	S/ LORIN CASSIDY WOLFE	3/2/26
Aaron Rivers Director		Lorin Cassidy Wolfe Director

S/ BRUCE T. PETTET	3/2/26	S/ RONALD C. WHITAKER	3/2/26
Bruce T. Pettet Director		Ronald C. Whitaker Director

S/ THOMAS A. DINEEN	3/2/26
Thomas A. Dineen Principal Financial Officer Principal Accounting Officer, Senior Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Page No.
Exhibit 3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement previously filed by the Company File No. 333-272443 on June 6, 2023).

Exhibit 3.2	Amended and Restated By-Laws of the Company, as of May 5, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2025).

Exhibit 4.1	Description of the Company’s Securities.

Exhibit 4.2	Rights Agreement, dated as of October 14, 2025, between Sturm, Ruger & Company, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2025).

Exhibit 10.1	Severance Agreement, dated as of November 25, 2024, by and between the Company and Thomas A. Dineen (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2024). **

Exhibit 10.2	Severance Agreement, dated as of November 25, 2024 by and between the Company and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2024).**

Exhibit 10.3	Second Amended and Restated Agreement, dated as of February 20, 2025, by and between Sturm, Ruger & Company, Inc, and Christopher J. Killoy (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2025).**

Exhibit 10.4	Executive Severance Agreement, dated November 25, 2024, by and between the Company and Shawn C. Leska (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2024).**

EXHIBIT INDEX (continued)

Exhibit 10.5	Loan Agreement, dated January 7, 2022 between Sturm, Ruger & Company, Inc. and Regions Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 11, 2022) , as amended by that certain Amendment to Credit Agreement, dated November 3, 2022, between Sturm, Ruger & Company, Inc. and Regions Bank (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022) and that certain Second Amendment to Loan Agreement, dated June 6, 2024, between Sturm, Ruger & Company, Inc. and Regions Bank (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2024).

Exhibit 10.6	The Sturm, Ruger & Company, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on March 27, 2017)

Exhibit 10.7	The Sturm, Ruger & Company, Inc. 2023 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement of Schedule 14A, filed with the SEC on April 20, 2023).**

Exhibit 10.8	Separation Agreement, dated as of December 21, 2023 by and between Sturm, Ruger, & Co., Inc. and Thomas P. Sullivan (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2023).**

Exhibit 10.9	Employment Agreement, dated as of January 15, 2025, by and between the Company and Todd W. Seyfert (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2025). **

Exhibit 10.10	Transition Agreement, dated as of February 20, 2025, by and between Sturm, Ruger & Company, Inc. and Kevin B. Reid, Sr. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2025).**

Exhibit 10.11	Executive Severance Agreement, dated November 25, 2024, by and between the Company and Sarah F. Colbert **

Exhibit 10.12	Executive Severance Agreement, dated November 25, 2024, by and between the Company and Michael W. Wilson **

Exhibit 10.13	Executive Severance Agreement, dated November 25, 2024, by and between the Company and Robert J. Werkmeister **

Exhibit 10.14	Executive Severance Agreement, dated May 1, 2025, by and between the Company and Benjamin P. Quinn **

EXHIBIT INDEX (continued)

Exhibit 19.1	Sturm Ruger & Company, Inc. Insider Trading Policy

Exhibit 23.1	Consent of RSM US LLP	99

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	100

Exhibit 31.2	Certification of Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	102

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	104

Exhibit 32.2	Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	105

Exhibit 97	Executive Compensation Clawback Policy

Exhibit 101.INS*	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith
**Indicates management contract or compensatory plan or arrangement

YEAR ENDED DECEMBER 31, 2025

STURM, RUGER & COMPANY, INC.

ITEMS 15(a)
FINANCIAL STATEMENT SCHEDULE

Sturm, Ruger & Company, Inc.

Item 15(a)--Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged (Credited) to Costs and Expenses	(2) Charged to Other Accounts –Describe	Deductions		Balance at End of Period

Deductions from asset accounts:
Allowance for doubtful accounts:
Year ended December 31, 2025	$400	$—		$—		$400
Year ended December 31, 2024	$400	$—		$—		$400
Year ended December 31, 2023	$400	$—		$—		$400

Allowance for discounts:
Year ended December 31, 2025	$1,310	$12,879		$12,882	(a)	$1,307
Year ended December 31, 2024	$1,164	$12,241		$12,095	(a)	$1,310
Year ended December 31, 2023	$1,334	$12,540		$12,710	(a)	$1,164

(a)	Discounts taken