Form 10-Q
period 2026-03-28
STURM RUGER & CO INC
filed 2026-05-06
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

or

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

The number of shares outstanding of the issuer's common stock as of April 15, 2026: 15,944,253

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 28, 2026	December 31, 2025
		(Note)

Assets

Current Assets
Cash	$23,748	$18,451
Short-term investments	81,420	74,082
Trade receivables, net	72,920	64,510

Gross inventories (Note 4)	102,850	113,166
Less LIFO reserve	(67,886)	(67,058)
Less excess and obsolescence reserve	(2,715)	(3,227)
Net inventories	32,249	42,881

Prepaid expenses and other current assets	10,741	11,680
Total Current Assets	221,078	211,604

Property, plant and equipment	511,048	506,799
Less allowances for depreciation	(431,950)	(426,702)
Net property, plant and equipment	79,098	80,097

Deferred income taxes	19,128	19,720
Other assets	29,807	30,576
Total Assets	$349,111	$341,997

Note:

The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	March 28, 2026	December 31, 2025
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$38,314	$34,122
Contract liabilities with customers (Note 3)	714	—
Product liability	942	964
Employee compensation and benefits	18,597	15,023
Workers’ compensation	4,614	4,638
Total Current Liabilities	63,181	54,747

Lease liabilities (Note 5)	1,056	1,158
Employee compensation	1,513	2,271
Product liability accrual	61	61

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
Authorized shares – 40,000,000
2026 – 24,494,291 issued,
15,948,066 outstanding
2025 – 24,490,478 issued,
15,944,253 outstanding	24,494	24,490
Additional paid-in capital	56,040	55,356
Retained earnings	420,897	422,045
Less: Treasury stock – at cost
2026 – 8,546,225 shares
2025 – 8,546,225 shares	(218,131)	(218,131)
Total Stockholders’ Equity	283,300	283,760
Total Liabilities and Stockholders’ Equity	$349,111	$341,997

Note:

The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 28, 2026	March 29, 2025

Net firearms sales	$140,896	$135,195
Net castings sales	460	543
Total net sales	141,356	135,738

Cost of products sold	113,278	105,843

Gross profit	28,078	29,895

Operating expenses:
Selling	9,356	9,413
General and administrative	20,671	12,010
Total operating expenses	30,027	21,423

Operating (loss) income	(1,949)	8,472

Other income:
Interest income	801	1,038
Interest expense	(22)	(16)
Other income, net	1,096	253
Total other income, net	1,875	1,275

(Loss) income before income taxes	(74)	9,747

Income taxes	(202)	1,979

Net income and comprehensive income	$128	$7,768

Basic earnings per share	$0.01	$0.47

Diluted earnings per share	$0.01	$0.46

Weighted average number of common shares outstanding - Basic	15,945,349	16,623,214

Weighted average number of common shares outstanding - Diluted	16,247,380	16,850,956

Cash dividends per share	$0.08	$0.24

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2025	$24,490	$55,356	$422,045	$(218,131)	$283,760

Net income and comprehensive income			128		128

Common stock issued – compensation plans	4	(4)			—

Vesting of RSUs		(49)			(49)

Dividends paid			(1,276)		(1,276)

Recognition of stock-based compensation expense		737			737
Balance at March 28, 2026	$24,494	$56,040	$420,897	$(218,131)	$283,300

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2024	$24,468	$50,536	$436,609	$(192,031)	$319,582

Net income and comprehensive income			7,768		7,768

Common stock issued – compensation plans	5	(5)			—

Vesting of RSUs		(178)			(178)

Dividends paid			(3,992)		(3,992)

Unpaid dividends accrued			146		146

Recognition of stock-based compensation expense		1,146			1,146

Repurchase of 79,200 shares of common stock				(2,991)	(2,991)
Balance at March 29, 2025	$24,473	$51,499	$440,531	$(195,022)	$321,481

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 28, 2026	March 29, 2025

Operating Activities
Net income	$128	$7,768
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,008	5,571
Stock-based compensation	737	1,146
Excess and obsolescence inventory reserve	(512)	40
Gain on disposal of assets	(1)	—
Deferred income taxes	592	(1,576)
Changes in operating assets and liabilities:
Trade receivables	(8,410)	(343)
Inventories	11,144	5,740
Trade accounts payable and accrued expenses	4,116	(2,281)
Contract liabilities with customers	714	789
Employee compensation and benefits	2,816	(5,023)
Product liability	(22)	(58)
Prepaid expenses, other assets and other liabilities	1,440	(628)
Cash provided by operating activities	18,750	11,145

Investing Activities
Property, plant and equipment additions	(4,791)	(1,124)
Net proceeds from the sale of assets	1	—
Purchases of short-term investments	(11,375)	(36,288)
Proceeds from maturities of short-term investments	4,037	39,580
Cash (used for) provided by investing activities	(12,128)	2,168

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(49)	(178)
Repurchase of common stock	—	(2,991)
Dividends paid	(1,276)	(3,992)
Cash used for financing activities	(1,325)	(7,161)

Increase in cash and cash equivalents	5,297	6,152

Cash and cash equivalents at beginning of period	18,451	10,028

Cash and cash equivalents at end of period	$23,748	$16,180

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended March 28, 2026 may not be indicative of the results to be expected for the full year ending December 31, 2026. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% of total sales for each of the three month periods ended March 28, 2026 and March 29, 2025, respectively. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Business Combination:

On July 1, 2025, the Company acquired substantially all of the assets of Anderson Manufacturing (“Anderson”) for a total purchase price of $15.8 million in cash, with $15 million having been paid in cash at the closing of the transaction and $0.8 million having been held back from the purchase price for potential repair remediation costs, which will either be applied to repair costs or paid to Anderson. This holdback was included in trade accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet at March 28, 2026.

The transaction was funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations, which requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired, using the bottom up approach, to estimate their fair value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets was recorded as goodwill. The estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the period in which such revised estimates are identified. No such adjustments were recorded in the three months ended March 28, 2026.

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

NOTE 3 - REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three months ended March 28, 2026 and March 29, 2025 is as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025

Contract liabilities with customers at beginning of period	$—	$—

Revenue deferred	714	789

Revenue recognized	—	—

Contract liabilities with customers at end of period	$714	$789

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the remaining deferred revenue from the contract liabilities with customers to be recognized in the second quarter of 2026.

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

Inventories consist of the following:

	March 28, 2026	December 31, 2025

Inventory at FIFO
Finished products	$8,780	$10,993
Materials and work in process	94,070	102,173

Gross inventories	102,850	113,166
Less: LIFO reserve	(67,886)	(67,058)
Less: excess and obsolescence reserve	(2,715)	(3,227)
Net inventories	$32,249	$42,881

NOTE 5 - LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 28, 2026:

	Balance Sheet Line Item	March 28, 2026

Right-of-use assets	Other assets	$1,651

Operating lease liabilities

Current portion	Trade accounts payable and accrued expenses	$595

Noncurrent portion	Lease liabilities	1,056

Total operating lease liabilities		$1,651

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

The table below includes cash paid for the Company’s operating lease liabilities, other non-cash information, weighted average remaining lease term and weighted average discount rate:

	Three Months Ended
	March 28, 2026	March 29, 2025

Cash paid for amounts included in the measurement of lease liabilities	$154	$180

Cash amounts paid for short-term leases	$123	$81

Right-of-use assets obtained in exchange for lease liabilities	$—	$—

Weighted average remaining lease term (years)	5.89	7.4

Weighted average discount rate	8.0%	8.0%

The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 28, 2026:

Remainder of 2026	$578
2027	324
2028	230
2029	160
2030	160
Thereafter	640
Total undiscounted future minimum lease payments	2,092
Less: Difference between undiscounted lease payments & the present value of future lease payments	(441)
Total operating lease liabilities	$1,651

NOTE 6 - LINE OF CREDIT

On June 6, 2024, the Company amended its existing $40 million unsecured revolving line of credit agreement with a bank, which now expires January 7, 2028. Borrowings under this new facility bear interest at the applicable Secured Overnight Financing Rate (SOFR), plus 150 basis points, plus an additional adjustment of eight basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At March 28, 2026, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.1 million and $1.2 million for the three months ended March 28, 2026 and March 29, 2025, respectively. The Company plans to contribute approximately $3.0 million to the plan in matching employee contributions during the remainder of 2026.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.8 million and $2.0 million for the three months ended March 28, 2026 and March 29, 2025, respectively. The Company plans to contribute approximately $4.5 million in supplemental contributions to the plan during the remainder of 2026.

NOTE 8 - INCOME TAXES

The Company's 2026 and 2025 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 271.6% and 20.3% for the three months ended March 28, 2026 and March 29, 2025, respectively. The discrete nature of these tax credits yields an effective tax rate for the period that is not meaningful at low earnings levels.

The Company did not make any income tax payments during the three months ended March 28, 2026. Income tax payments totaled $2.0 million for the three months ended March 29, 2025.

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

NOTE 9 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 28, 2026	March 29, 2025
Numerator:
Net income	$128	$7,768

Denominator:
Weighted average number of common shares outstanding – Basic	15,945,349	16,623,214

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	302,031	227,742

Weighted average number of common shares outstanding – Diluted	16,247,380	16,850,956

The dilutive effect of outstanding options and restricted stock units is calculated using the treasury stock method. There were no stock options that were anti-dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 10 - COMPENSATION PLANS

In May 2017, the Company’s stockholders approved the 2017 Stock Incentive Plan (the “2017 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 750,000 shares for issuance under the 2017 SIP.

In June 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 shares for issuance under the 2023 SIP, of which 304,000 shares remain available for future grants as of March 28, 2026. Any shares remaining from the 2017 SIP will be available for future grants under the terms of the 2023 SIP. As of March 28, 2026, approximately 144,000 shares remained unawarded from the 2017 SIP. Since the stockholder approval of the 2023 SIP, no additional awards have been or will be granted under the 2017 SIP. Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to a three-year vesting period. There were 162,689 restricted stock units issued during the three months ended March 28, 2026. Total compensation costs related to these restricted stock units are $6.4 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $2.3 million and $2.1 million for the three months ended March 28, 2026 and March 29, 2025, respectively.

NOTE 11 - OPERATING SEGMENT INFORMATION

The Company has two reportable segments: firearms and castings. The firearms segment manufactures and sells rifles, shotguns, pistols, and revolvers principally to a select number of independent wholesale distributors primarily located in the United States. The castings segment manufactures and sells steel investment castings and metal injection molding parts.

Selected operating segment financial information follows:

(in thousands)	Three Months Ended
	March 28, 2026	March 29, 2025
Net Sales
Firearms	$140,896	$135,195
Castings
Unaffiliated	460	543
Intersegment	4,863	7,222
	5,323	7,765
Eliminations	(4,863)	(7,222)
	$141,356	$135,738
Costs of Goods Sold
Firearms	$112,663	$105,254
Castings
Unaffiliated	615	589
Intersegment	4,863	7,222
	5,478	7,811
Eliminations	(4,863)	(7,222)
	$113,278	$105,843
Gross Profit (Loss)
Firearms	$28,233	$29,941
Castings	(155)	(46)
	$28,078	$29,895
Operating Income (Loss)
Firearms	$(1,582)	$8,655
Castings	(367)	(183)
	$(1,949)	$8,472
Income (Loss) Before Income Taxes
Firearms	$(1,315)	$8,758
Castings	(367)	(145)
Corporate	1,608	1,134
	$(74)	$9,747

	Three Months Ended
	March 28, 2026	March 29, 2025
Depreciation
Firearms	$5,438	$4,988
Castings	352	347
	$5,790	$5,335
Capital Expenditures
Firearms	$4,780	$1,034
Castings	11	90
	$4,791	$1,124

	March 28,2026	December 31, 2025
Identifiable Assets
Firearms	$204,468	$205,061
Castings	7,440	7,659
Corporate	137,203	129,277
	$349,111	$341,997
Goodwill
Firearms	$3,445	$3,445
Castings	209	209
	$3,654	$3,654

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company contracts with the National Rifle Association (“NRA”) for some of its promotional and advertising activities. One of the Company’s former Directors also served as a Director on the Board of the NRA through October 2025. In 2026, the NRA is no longer considered a related party. Payments made to the NRA in the three months ended March 29, 2025 totaled $0.3 million.

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association. Payments made to the NSSF in the three months ended March 28, 2026 and March 29, 2025 totaled $0.1 million and $0.1 million, respectively. One of the Company’s Directors also serves on the Board of the NSSF.

NOTE 13 - CONTINGENT LIABILITIES

As of March 28, 2026, the Company was a defendant in seven (7) lawsuits and is aware of certain other claims. The lawsuits generally fall into the categories of municipal litigation, unfair trade practices, product liability, and trademark litigation. One (1) product liability matter and one (1) employment matter were fully and finally resolved during the quarter. Material matters and developments are discussed in turn below.

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

The City of Gary seeks damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages as well as nuisance abatement and/or injunctive relief to change the design, manufacture, marketing and distribution practices of the various Defendants. The Complaint alleges, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. The case does not allege a specific injury to a specific individual as a result of the misuse or use of any of the Company's products. After a long procedural history, the Indiana Court of Appeals recently reversed the trial court and ordered dismissal of the case. The Indiana Court of Appeals denied the City’s request for rehearing, and the City petitioned the Indiana Supreme Court to review the matter. The Defendants and the State of Indiana opposed the petition. The parties are awaiting the Indiana Supreme Court’s decision on the petition.

The City of Buffalo v. Smith & Wesson Brands, Inc., et al. and The City of Rochester v. Smith & Wesson Brands, Inc., et al were filed on consecutive days in New York State Court, naming a number of firearm manufacturers, distributors, and retailers as Defendants, including the Company. The complaints are virtually identical and, relying primarily on New York’s General Business Law §898-b, generally allege that the criminal misuse of firearms in their cities is the result of the manufacturing, sales, marketing, and distribution practices of the Defendants. These matters seek unspecified compensatory damages, creation of an abatement fund, punitive damages and other relief. Both matters were timely removed to federal court and were consolidated for pretrial purposes only. Those matters were stayed pending the outcome of a different matter that challenges New York’s law, which was decided earlier this year. The Defendants moved to dismiss the cases and in response, the Cities amended their complaints to dismiss many defendants and amend the allegations against the remaining defendants, including the Company, to allege violation of N.Y. Gen. Bus. Law § 898-b(2) and Common Law Public Nuisance. The Defendants have moved to dismiss the amended complaint.

Unfair Trade Practices

Estate of Suzanne Fountain v. Sturm, Ruger & Co., Inc., and Estate of Nevin Stanisic v. Sturm, Ruger & Co., Inc. are pending in Connecticut state court and arise out of the criminal shootings at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. The Complaints allege, among other things, that the Company’s advertising and marketing of the Ruger AR-556 pistol violate the Connecticut Unfair Trade Practices Act (“CUPTA”) and seek damages for the alleged wrongful death of the victims.

The Fountain and Stanisic cases were consolidated for discovery purposes only and transferred by the court to the Complex Litigation Docket. The parties have commenced discovery, and on April 20, 2026, the Company filed a Motion for Choice of Law Determination and/or for Summary Judgment, seeking application of Colorado law to the matter or, in the alternative, summary judgment on the plaintiff’s CUTPA claims.

Product Liability

The Company is a defendant in one traditional product liability matter. Fortenberry v. Sturm, Ruger & Company, Inc. was served on July 11, 2025 and is pending in the Circuit Court of Arkansas County, Arkansas Northern District, Civil Division. This complaint alleges wrongful death arising out of an alleged product design defect in an “old model” Ruger Single-Six revolver. Discovery is underway in that matter.

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

Often, a Complaint does not specify the amount of damages being sought and a range of reasonably possible losses relating to unfavorable outcomes cannot be made. The dollar amount of damages claimed at December 31, 2025, December 31, 2024 and December 31, 2023 was de minimis.

NOTE 14 – STOCKHOLDER RIGHTS PLAN

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

Pursuant to the Beretta Agreement (as defined below), the Company has undertaken to make certain amendments to the Rights Plan, upon the satisfaction of certain regulatory conditions precedent, as described in the Beretta Agreement.

NOTE 15 - SUBSEQUENT EVENTS

On April 30, 2026, the Board of Directors authorized a dividend of 11¢ per share, for stockholders of record as of May 14, 2026, payable on May 29, 2026.

On May 1, 2026, the Company and Beretta Holding S.A. (“Beretta”) entered into that certain Agreement (the “Beretta Agreement”), concerning, amongst other things, Company board representation, a tender offer to be launched by Beretta for Company Common Stock, potential future commercial collaboration between Beretta and the Company, certain regulatory matters, certain amendments to the Rights Plan, voting commitments to be undertaken by Beretta, and certain other matters. The foregoing summary of the Beretta Agreement is qualified in its entirety by the Beretta Agreement, which is attached as Exhibit 10.1 to the Form 10-Q.

The Company has evaluated events and transactions occurring subsequent to March 28, 2026 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% of total sales for each of the three month periods ended March 28, 2026 and March 29, 2025. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

During the three months ended March 28, 2026, the Company executed on its Ruger 2030 plan – strengthening operational responsiveness, enhancing the product portfolio and positioning the Company for sustainable long-term growth. Activity in the quarter included:

•	The Company’s Board of Directors advancing a deliberate and independent refreshment process, which saw the retirement of three existing directors and the addition of three new directors with relevant operational, industrial and strategic expertise while maintaining continuity during a period of leadership transition.
•	The appointment of a new CFO in April of 2026, along with other ongoing organizational realignment designed to improve efficiency and effectiveness.
•	The generation of $18.8 million in cash from operations, versus $11.1 million over the same period last year.
•	New product sales reaching $51.6 million, or 41%, of total firearm sales for the quarter. New product sales include only major new products that were introduced in the past two years and include the RXM pistol, Marlin 1894 lever-action rifles, American Centerfire Rifle Generation II, Glenfield rifles, Harrier rifles and the Ruger Red Label III Shotgun.
•	The increase of estimated sell-through of the Company’s products from the independent distributors to retailers by 3.2% from Q1 2025, exceeding a 1.6% increase in adjusted NICS during the same period. At the same time, compared to the first quarter of 2025, the Company’s finished goods inventories decreased 95,800 units while distributors’ inventories decreased 26,400 units, reflecting strong retail pull through of the Company’s new products.
•	The Hebron Facility is operating at target capacity, as of March 28, 2026.

As announced on May 4, 2026, Ruger and Beretta Holding entered an Agreement that reflects a shared commitment to long-term value creation, constructive engagement, and stability for Ruger’s shareholders, employees, customers and industry partners. Throughout that process, the Company took actions to protect the interests of all shareholders and to maintain focus on executing its long-term strategy. These efforts resulted in professional fees and advisory costs totaling $3.2 million during the quarter. These costs are largely non-recurring in nature and do not reflect the underlying performance of the core business. With the Agreement now in place, the Company expects these costs to be limited in duration, though some additional expenses may be incurred in the near term.

Additionally, in February, the Company executed a reduction-in-force as part of broader efforts to structurally align the organization to strategic priorities and the future operating model. These actions are consistent with the changes outlined in the 2026 Plan and, more broadly, the Ruger 2030 framework. The moves improve efficiency, enhance accountability and position the Company for long-term profitable growth. The associated severance and related cost of $2.5 million were recognized in the quarter and are not indicative of ongoing operations.

As a result of the factors listed above, the results of operations for the three month period ending March 28, 2026 were negatively impacted, on a non-GAAP basis, by $0.26 per share (see the Non-GAAP Financial Performance Measures below.) The impact was as follows:

•	Additional general and administrative expenses of $3.2 million, or $0.15 per share, related to the proxy contest with Beretta.
•	Increased general and administrative expenses of $2.5 million, or $0.11 per share, related to the leadership/governance transition and organizational realignment

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 3% in the first three months of 2026 compared to the prior year period. For the same period, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 2%. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing five quarters follow:

	2026	2025
	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	376,400	473,800	370,600	328,500	364,700

Total adjusted NICS Background Checks (thousands) (2)	3,877	4,295	3,249	3,251	3,817

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,

•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing five quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2026	2025
	Q1	Q4	Q3	Q2	Q1

Units Ordered	525,300	550,300	286,500	355,900	410,000

Orders Received	$211.0	$160.2	$87.9	$113.7	$154.0

Average Sales Price of Units Ordered	$402	$322	$307	$319	$376

Ending Backlog	$329.7	$285.0	$227.0	$263.1	$275.2

Average Sales Price of Ending Unit Backlog	$475	$524	$543	$534	$552

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company to plan production levels. The Company’s overall production in the first quarter of 2026 decreased 4% from the fourth quarter of 2025.

Summary Unit Data

Firearms unit data for the trailing five quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2026	2025
	Q1	Q4	Q3	Q2	Q1

Units Ordered	525,300	550,300	286,500	355,900	410,000

Units Produced	342,800	357,800	344,900	381,600	372,000

Units Shipped	375,600	424,400	361,600	361,400	356,700

Average Sales Price of Units Shipped	$375	$355	$336	$349	$379

Ending Unit Backlog	693,600	543,900	418,000	493,100	498,600

Inventories

During the first three months of 2026, the Company’s finished goods inventory decreased by 32,800 units and distributor inventories of the Company’s products decreased by 800 units.

Inventory unit data for the trailing five quarters follows:

	2026	2025
	Q1	Q4	Q3	Q2	Q1

Company Inventory	34,700	67,500	134,100	150,700	130,500
Distributor Inventory (1)	161,500	162,300	211,700	220,700	187,900

Total Inventory (2)	196,200	229,800	345,800	371,400	318,400

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	March 28, 2026	March 29, 2025	Change		% Change
Net firearms sales	$140.9	$135.2	$5.7		4.2%

Net castings sales	0.5	0.5	—		(15.3%	)

Total net sales	141.4	135.7	5.7		4.1%

Cost of products sold	113.3	105.8	7.5		7.0%

Gross profit	$28.1	$29.9	$(1.8)		(7.3%	)

Gross margin	19.9%	22.0%	(2.1%	)	(9.5%	)

Total consolidated net sales and net firearms sales increased slightly for the three months ended March 28, 2026. Sales of new products, including the RXM pistol, Marlin 1894 lever-action rifles, American Centerfire Rifle Generation II, Glenfield rifles, Harrier rifles, and the Ruger Red Label III Shotgun represented $51.6 million or 41% of firearm sales in the three months ended March 28, 2026. New product sales include only major new products that were introduced in the past two years.

The decreased gross profit for the three months ended March 28, 2026 is attributable to unfavorable leveraging of fixed costs resulting from decreased production, exacerbated by the $0.8 million of deferred revenue related to sales promotions.

The decrease in gross margin for the three months ended March 28, 2026 is attributable to the aforementioned factors.

Selling and General and Administrative Expenses

Selling and general and administrative expenses data for the three months ended (dollars in millions):

	March 28, 2026	March 29, 2025	Change	% Change
Selling expenses	$9.3	$9.4	$(0.1)	(0.6%	)

General and administrative expenses	20.7	12.0	8.7	72.1%

Total operating expenses	$30.0	$21.4	$8.6	40.2%

Selling expenses for the three months ended March 28, 2026 were substantially comparable to the corresponding period in the prior year.

The increase in general and administrative expenses for the three months ended March 28, 2026 was primarily attributable to $3.2 million in legal fees incurred related to the Beretta Strategic Cooperation Agreement, $2.5 million in severance costs, increased to share based compensation, which included a one-time non-recurring expense of $1.7 million, and increased professional service costs.

Other Income

Other income data for the three months ended (dollars in millions):

	March 28, 2026	March 29, 2025	Change	% Change

Other income	$1.9	$1.3	$0.6	47.1%

The increase in other income for the three months ended March 28, 2026 was attributable to increased royalty income.

Income Taxes and Net Income

The Company's 2026 and 2025 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes and the nondeductibility of certain executive compensation. The reduction in 2026 earnings increased the impact of these items. The Company’s effective income tax rate was 271.6% and 20.3% for the three months ended March 28, 2026 and March 29, 2025, respectively. The discrete nature of these tax credits yields an effective tax rate for the period that is not meaningful at low earnings levels.

As a result of the foregoing factors, consolidated net income was $0.1 million for the three months ended March 28, 2026, a decrease of 98.4% from $7.8 million in the comparable prior year period.

Non-GAAP Financial Performance Measures

In an effort to provide investors with additional information regarding its financial results, the Company refers to various United States generally accepted accounting principles (“GAAP”) financial measures and two supplemental non-GAAP financial performance measures, Adjusted EBITDA and Adjusted EBITDA margin, which management believes provides useful information to investors. These non-GAAP financial performance measures may not be comparable to similarly titled financial performance measures being disclosed by other companies. In addition, the Company believes that these non-GAAP financial performance measures have limitations as analytical tools, and, accordingly, should be considered in addition to, and not in lieu of, GAAP financial measures. The presentation of Adjusted EBITDA should not be construed to imply that the Company’s future results will not be affected by unusual or non-recurring items.

The Company believes that Adjusted EBITDA and Adjusted EBITDA margin are useful to understanding its operating results and the ongoing performance of its underlying business, as Adjusted EBITDA assists investors in comparing the Company’s performance across reporting periods on a consistent basis by excluding items that the Company does not believe are indicative of its operating performance. The Company believes that this reporting provides better transparency and comparability to its operating results. The Company uses both GAAP and non-GAAP financial measures to evaluate the Company’s financial performance.

The Company defines Adjusted EBITDA as earnings before interest, taxes, and depreciation and amortization (EBITDA), as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance, as itemized below. Specifically, the Company calculates Adjusted EBITDA by (i) adding the amount of interest expense, income tax expense, and depreciation and amortization expenses that have been deducted from net income back into net income, (ii) subtracting the amount of interest income that was included in net income from net income, (iii) subtracting income tax benefits, (iv) adding the amount of extraordinary cash and non-cash, non-operating expenses, and (v) subtracting non-recurring income or non-recurring gains that do not contribute directly to management’s evaluation of its operating results.  The Company calculates Adjusted EBITDA margin by dividing Adjusted EBITDA by total net sales.

Adjusted EBITDA was $10.9 million for the three months ended March 28, 2026, a decrease of 23.9% from $14.3 million in the comparable prior year period.

Non-GAAP Reconciliation – Adjusted EBITDA

Adjusted EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended
	March 28, 2026	March 29, 2025

Net income	$128	$7,768

Income tax (benefit) expense	(202)	1,979
Depreciation and amortization expense	6,008	5,571
Interest income	(801)	(1,038)
Interest expense	22	16
Stockholder rights costs (a)	3,200	—
Severance costs (b)	2,523	—
Adjusted EBITDA	$10,878	$14,296
Adjusted EBITDA margin	7.7%	10.5%
Net income margin	0.1%	5.7%

(a)	Costs incurred in engaging with Beretta Holding S.A. (“Beretta”) on, amongst other things, Beretta’s ownership of Company Common Stock, the Rights Plan, negotiations concerning potential strategic cooperation between the Company and Beretta, and in engaging a proxy solicitation firm and preparing a preliminary proxy statement associated with the 2026 Annual Meeting.

(b)	Costs incurred associated severance and related costs as part of an executed reduction-in-force as part of broader efforts to structurally align the organization to strategic priorities and the future operating model and are not indicative of ongoing operations

Financial Condition

Liquidity and Capital Resources

At the end of the first quarter of 2026, the Company’s cash and short-term investments totaled $105.2 million. Pre-LIFO working capital of $225.4 million, less the LIFO reserve of $67.9 million, resulted in working capital of $157.5 million and a current ratio of 3.5 to 1.

Operations

Cash provided by operating activities was $18.8 million for the three months ended March 28, 2026, compared to $11.1 million for the comparable prior year period. The increase in cash provided in the three months ended March 28, 2026 is primarily attributable to decreased inventory, lower net payouts of accrued employee compensation and benefits, and the lesser reduction in accounts payable and accrued expenses, and increases to prepaid expenses and other current assets in the three months ended March 28, 2026, partially offset by the decrease in net income and decreased collections of trade receivables in the three months ended March 28, 2026.

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

Investing and Financing

Capital expenditures for the three months ended March 28, 2026 totaled $4.8 million, an increase from $1.1 million in the comparable prior year period. In 2026, the Company expects capital expenditures related to new product introductions and upgrades to its manufacturing equipment and facilities could range from $20 million to $30 million. Actual capital expenditures could vary significantly from the projected amounts due to the timing of capital projects. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and cash equivalents.

Dividends of $1.3 million were paid during the three months ended March 28, 2026. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On April 30, 2026, the Company’s Board of Directors authorized a dividend of 11¢ per share to stockholders of record on May 14, 2026, payable on May 29, 2026. This dividend is approximately 40% of adjusted diluted earnings of 27¢ per share for the first quarter of 2026. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

As of March 28, 2026, the Company had $39.6 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At March 28, 2026, the Company’s investment in this money market fund totaled $41.8 million.

During the three months ended March 28, 2026 the Company did not purchase any shares of its common stock for in the open market. As of March 28, 2026, $14.3 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2028, was unused at March 28, 2026.

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

The Company has 13 independent distributors that service the domestic commercial market. Additionally, the Company has 39 and 26 distributors servicing the export and law enforcement markets, respectively.

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

On March 27, 2026, the Company announced that Thomas A. Dineen would step down from his role as Chief Financial Officer of Sturm, Ruger & Company, Inc. on March 31, 2026. On April 1, 2026, Andrew T. Wieland succeeded Mr. Dineen as Chief Financial Officer of the Company and also became a Senior Vice President of the Company.

Adjustments to Critical Accounting Policies

The Company has not made any adjustments to its critical accounting estimates and assumptions described in the Company’s 2025 Annual Report on Form 10-K filed on March 2, 2026, or the judgments affecting the application of those estimates and assumptions.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended March 28, 2026.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 28, 2026.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2026, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of March 28, 2026, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company has reported all cases instituted against it through December 31, 2025, and the results of those cases, where terminated, to the SEC on its previous Form 10-Q and 10-K reports, to which reference is hereby made.

There were no lawsuits formally instituted against the Company during the three months ending March 28, 2026.

During the three months ending March 28, 2026, the previously reported case of Thompson v. Sturm, Ruger & Company, Inc., was withdrawn by the plaintiff.

ITEM 1A.	RISK FACTORS

During the three months ended March 28, 2026, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not purchase any shares of its common stock during the three months ended March 28, 2026. The Company was authorized by the Board of Directors to repurchase up to $100 million of the Company’s common stock under a share repurchase program announced on May 8, 2017. As of March 28, 2026, $85.7 million had been used and approximately $14.3 million remained authorized for share repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

There were no contracts, instructions or written plans for the purchase and sale of the Company’s securities, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), adopted or terminated by the Company’s Section 16 officers or directors during the three months ended March 28, 2026.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended March 28, 2026.

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.1	Agreement, dated as of May 2, 2026, by and between the Company and Beretta Holding S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2026).

31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith
**Furnished herewith

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 28, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: May 6, 2026	S/ANDREW T. WIELAND
Andrew T. Wieland Principal Financial Officer, Principal Accounting Officer, Senior Vice President and Chief Financial Officer