Form 10-Q
period 2026-06-27
STURM RUGER & CO INC
filed 2026-07-29
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

Commission file number 1-10435

STURM, RUGER & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0633559
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

700 S Ayersville Road, Mayodan, North Carolina	27027
(Address of principal executive offices)	(Zip code)

(203) 259-7843

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	RGR	New York Stock Exchange
Common Stock Purchase Rights	N/A	New York Stock Exchange

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

The number of shares outstanding of the issuer's common stock as of July 15, 2026: 15,978,256

INDEX

STURM, RUGER & COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 27, 2026	December 31, 2025
		(Note)

Assets

Current Assets
Cash and cash equivalents	$30,651	$18,451
Short-term investments	86,810	74,082
Trade receivables, net	77,112	64,510

Gross inventories (Note 4)	106,606	113,166
Less LIFO reserve	(68,402)	(67,058)
Less excess and obsolescence reserve	(3,929)	(3,227)
Net inventories	34,275	42,881

Assets held for sale	372	—
Prepaid expenses and other current assets	9,751	11,680
Total Current Assets	238,971	211,604

Property, plant and equipment	509,797	506,799
Less allowances for depreciation	(433,601)	(426,702)
Net property, plant and equipment	76,196	80,097

Deferred income taxes	17,107	19,720
Other assets	32,013	30,576
Total Assets	$364,287	$341,997

Note:

The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	June 27, 2026	December 31, 2025
		(Note)

Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$39,061	$34,122
Contract liabilities with customers (Note 3)	465	—
Product liability	777	964
Employee compensation and benefits	26,727	15,023
Workers’ compensation	4,399	4,638
Total Current Liabilities	71,429	54,747

Lease liabilities (Note 5)	1,009	1,158
Employee compensation	1,995	2,271
Product liability accrual	61	61

Contingent liabilities (Note 13)	—	—

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	—	—
Common Stock, par value $1:
2026 – 60,000,000 shares authorized
24,524,481 issued,
15,978,256 outstanding
2025 – 40,000,000 shares authorized
24,490,478 issued,
15,944,253 outstanding	24,524	24,490
Additional paid-in capital	57,293	55,356
Retained earnings	426,107	422,045
Less: Treasury stock – at cost
2026 – 8,546,225 shares
2025 – 8,546,225 shares	(218,131)	(218,131)
Total Stockholders’ Equity	289,793	283,760
Total Liabilities and Stockholders’ Equity	$364,287	$341,997

Note:

The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Net firearms sales	$157,679	$131,567	$298,575	$266,762
Net castings sales	379	924	839	1,467
Total net sales	158,058	132,491	299,414	268,229

Cost of products sold	124,316	127,345	237,594	233,188

Gross profit	33,742	5,146	61,820	35,041

Operating expenses:
Selling	10,303	10,277	19,659	19,690
General and administrative	15,810	15,585	36,481	27,595
Total operating expenses	26,113	25,862	56,140	47,285

Operating income (loss)	7,629	(20,716)	5,680	(12,244)

Other income:
Interest income	702	954	1,503	1,992
Interest expense	(23)	(22)	(45)	(38)
Other income, net	592	396	1,688	649
Total other income, net	1,271	1,328	3,146	2,603

Income (loss) before income taxes	8,900	(19,388)	8,826	(9,641)

Income taxes	1,919	(2,162)	1,717	(183)

Net income (loss) and comprehensive income (loss)	$6,981	$(17,226)	$7,109	$(9,458)

Basic earnings (loss) per share	$0.44	$(1.05)	$0.45	$(0.57)

Diluted earnings (loss) per share	$0.43	$(1.05)	$0.44	$(0.57)

Weighted average number of common shares outstanding - Basic	15,957,073	16,370,674	15,951,342	16,494,828

Weighted average number of common shares outstanding - Diluted	16,272,905	16,370,674	16,231,621	16,494,828

Cash dividends per share	$0.11	$0.18	$0.19	$0.42

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2025	$24,490	$55,356	$422,045	$(218,131)	$283,760

Net income and comprehensive income			128		128

Common stock issued – compensation plans	4	(4)			—

Vesting of RSUs		(49)			(49)

Dividends paid			(1,276)		(1,276)

Recognition of stock-based compensation expense		737			737
Balance at March 28, 2026	$24,494	$56,040	$420,897	$(218,131)	$283,300

Net income and comprehensive income			6,981		6,981

Common stock issued – compensation plans	30	(30)			—

Vesting of RSUs		(11)			(11)

Dividends paid			(1,754)		(1,754)

Unpaid dividends accrued			(17)		(17)

Recognition of stock-based compensation expense		1,294			1,294
Balance at June 27, 2026	$24,524	$57,293	$426,107	$(218,131)	$289,793

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Continued)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2024	$24,468	$50,536	$436,609	$(192,031)	$319,582

Net income and comprehensive income			7,768		7,768

Common stock issued – compensation plans	5	(5)			—

Vesting of RSUs		(178)			(178)

Dividends paid			(3,992)		(3,992)

Unpaid dividends accrued			146		146

Recognition of stock-based compensation expense		1,146			1,146

Repurchase of 79,200 shares of common stock				(2,991)	(2,991)
Balance at March 29, 2025	$24,473	$51,499	$440,531	$(195,022)	$321,481

Net loss and comprehensive loss			(17,226)		(17,226)

Common stock issued – compensation plans	17	(17)			—

Vesting of RSUs					—

Dividends paid			(2,941)		(2,941)

Unpaid dividends accrued			(93)		(93)

Recognition of stock-based compensation expense		1,269			1,269

Repurchase of 363,884 shares of common stock				(13,157)	(13,157)
Balance at June 28, 2025	$24,490	$52,751	$420,271	$(208,179)	$289,333

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	June 27, 2026	June 28, 2025

Operating Activities
Net income (loss)	$7,109	$(9,458)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	12,393	11,143
Stock-based compensation	2,031	2,415
Excess and obsolescence inventory reserve	702	40
Inventory and other asset write-off	—	17,002
Loss on disposal of assets	1	185
Deferred income taxes	2,613	(2,440)
Changes in operating assets and liabilities:
Trade receivables	(12,602)	5,340
Inventories	7,904	10,247
Assets held for sale	(372)	—
Trade accounts payable and accrued expenses	4,534	(3,194)
Contract liabilities with customers	465	91
Employee compensation and benefits	11,411	(1,123)
Product liability	(187)	355
Prepaid expenses, other assets and other liabilities	72	(4,726)
Cash provided by operating activities	36,074	25,877

Investing Activities
Property, plant and equipment additions	(8,059)	(6,746)
Net proceeds from the sale of assets	3	—
Purchases of short-term investments	(40,112)	(63,793)
Proceeds from maturities of short-term investments	27,384	81,165
Cash (used for) provided by investing activities	(20,784)	10,626

Financing Activities
Remittance of taxes withheld from employees related to share-based compensation	(60)	(178)
Repurchase of common stock	—	(16,148)
Dividends paid	(3,030)	(6,933)
Cash used for financing activities	(3,090)	(23,259)

Increase in cash and cash equivalents	12,200	13,244

Cash and cash equivalents at beginning of period	18,451	10,028

Cash and cash equivalents at end of period	$30,651	$23,272

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and six months ended June 27, 2026 may not be indicative of the results to be expected for the full year ending December 31, 2026. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 6% of total sales for the six month period ended June 27, 2026 and approximately 5% of total sales for the six month period ended June 28, 2025, respectively. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Business Combination:

On July 1, 2025, the Company acquired substantially all of the assets of Anderson Manufacturing (“Anderson”) for a total purchase price of $15.8 million in cash, with $15 million having been paid in cash at the closing of the transaction and $0.8 million having been held back from the purchase price for potential repair remediation costs, which will either be applied to repair costs or paid to Anderson. This holdback was included in trade accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet at June 27, 2026.

The transaction was funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations, which requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired, using the bottom up approach, to estimate their fair value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets was recorded as goodwill. The estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, which expired on June 30, 2026, one year from the date of acquisition, the Company would have been able to record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the period in which such revised estimates were identified. No such adjustments were recorded in the six months ended June 27, 2026.

Assets Held for Sale:

The Company classifies a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (ASC) Topic 360: Property, Plant and Equipment (ASC 360) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time the Company classifies a property as held for sale, the Company ceases recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of: (i) its carrying amount or (ii) its estimated fair value, less estimated costs to sell. Properties classified as held for sale are presented separately in the consolidated balance sheet.

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

NOTE 3 - REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three and six months ended June 27, 2026 and June 28, 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Contract liabilities with customers at beginning of period	$714	$789	$—	$—

Revenue deferred	—	(325)	714	464

Revenue recognized	(249)	(373)	(249)	(373)

Contract liabilities with customers at end of period	$465	$91	$465	$91

As more fully described in the Revenue Recognition section of Note 2, the deferral of revenue and subsequent recognition thereof relates to certain of the Company’s sales promotion programs that include the future shipment of free products. The Company expects the remaining deferred revenue from the contract liabilities with customers to be recognized in the third quarter of 2026.

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

Inventories consist of the following:

	June 27, 2026	December 31, 2025

Inventory at FIFO
Finished products	$7,812	$10,993
Materials and work in process	98,794	102,173

Gross inventories	106,606	113,166
Less: LIFO reserve	(68,402)	(67,058)
Less: excess and obsolescence reserve	(3,929)	(3,227)
Net inventories	$34,275	$42,881

NOTE 5 - LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 27, 2026:

	Balance Sheet Line Item	June 27, 2026

Right-of-use assets	Other assets	$1,490

Operating lease liabilities

Current portion	Trade accounts payable and accrued expenses	$481

Noncurrent portion	Lease liabilities	1,009

Total operating lease liabilities		$1,490

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

The table below includes cash paid for the Company’s operating lease liabilities, other non-cash information, weighted average remaining lease term and weighted average discount rate:

	Six Months Ended
	June 27, 2026	June 28, 2025

Cash paid for amounts included in the measurement of lease liabilities	$314	$288

Cash amounts paid for short-term leases	$246	$273

Right-of-use assets obtained in exchange for lease liabilities	$—	$—

Weighted average remaining lease term (years)	5.0	6.9

Weighted average discount rate	8.0%	8.0%

The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 27, 2026:

Remainder of 2026	$386
2027	324
2028	230
2029	160
2030	160
Thereafter	640
Total undiscounted future minimum lease payments	1,900
Less: Difference between undiscounted lease payments & the present value of future lease payments	(410)
Total operating lease liabilities	$1,490

NOTE 6 - LINE OF CREDIT

On June 6, 2024, the Company amended its existing $40 million unsecured revolving line of credit agreement with a bank, which now expires January 7, 2028. Borrowings under this new facility bear interest at the applicable Secured Overnight Financing Rate (SOFR), plus 150 basis points, plus an additional adjustment of eight basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At June 27, 2026, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.1 million and $2.2 million for the three and six months ended June 27, 2026, respectively, and $1.0 million and $2.2 million for the three and six months ended June 28, 2025, respectively. The Company plans to contribute approximately $2.2 million to the plan in matching employee contributions during the remainder of 2026.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.8 million and $3.4 million for the three and six months ended June 27, 2026, respectively, and $1.6 million and $3.6 million for the three and six months ended June 28, 2025, respectively. The Company plans to contribute approximately $3.0 million in supplemental contributions to the plan during the remainder of 2026.

NOTE 8 - INCOME TAXES

The Company's 2026 and 2025 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 21.6% and 19.5% for the three and six months ended June 27, 2026, respectively. The Company’s effective income tax rate was 11.2% and 1.9% for the three and six months ended June 28, 2025, respectively.

Income tax payments were de minimis for the three and six months ended June 27, 2026. Income tax payments totaled $1.1 million and $3.1 million for the three and six months ended June 28, 2025, respectively.

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

NOTE 9 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator:
Net income (loss)	$6,981	$(17,226)	$7,109	$(9,458)

Denominator:
Weighted average number of common shares outstanding – Basic	15,957,073	16,370,674	15,951,342	16,494,828

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	315,832	—	280,279	—

Weighted average number of common shares outstanding – Diluted	16,272,905	16,370,674	16,231,621	16,494,828

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

In June 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 shares for issuance under the 2023 SIP, of which 339,000 shares remain available for future grants as of June 27, 2026. Any shares remaining from the 2017 SIP will be available for future grants under the terms of the 2023 SIP. As of June 27, 2026, approximately 144,000 shares remained unawarded from the 2017 SIP. Since the stockholder approval of the 2023 SIP, no additional awards have been or will be granted under the 2017 SIP. Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to a three-year vesting period. There were 219,312 restricted stock units issued during the six months ended June 27, 2026. Total compensation costs related to these restricted stock units are $7.1 million.

Compensation costs related to all outstanding restricted stock units recognized in the statements of income aggregated $2.5 million and $4.8 million for the three and six months ended June 27, 2026, respectively, and $1.3 million and $2.4 million for the three and six months ended June 28, 2025, respectively.

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

Selected operating segment financial information follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net Sales
Firearms	$157,679	$131,567	$298,575	$266,762
Castings
Unaffiliated	379	924	839	1,467
Intersegment	6,530	6,387	11,393	13,609
	6,909	7,311	12,232	15,076
Eliminations	(6,530)	(6,387)	(11,393)	(13,609)
	$158,058	$132,491	$299,414	$268,229
Costs of Goods Sold
Firearms	$123,722	$125,727	$236,385	$230,981
Castings
Unaffiliated	594	1,618	1,209	2,207
Intersegment	6,530	6,387	11,393	13,609
	7,124	8,005	12,602	15,816
Eliminations	(6,530)	(6,387)	(11,393)	(13,609)
	$124,316	$127,345	$237,594	$233,188
Gross Profit (Loss)
Firearms	$33,957	$5,840	$62,190	$35,781
Castings	(215)	(694)	(370)	(740)
	$33,742	$5,146	$61,820	$35,041
Operating Income (Loss)
Firearms	$8,037	$(19,838)	$6,455	$(11,183)
Castings	(408)	(878)	(775)	(1,061)
	$7,629	$(20,716)	$5,680	$(12,244)
Income (Loss) Before Income Taxes
Firearms	$8,357	$(19,690)	$7,042	$(10,932)
Castings	(408)	(875)	(775)	(1,020)
Corporate	951	1,177	2,559	2,311
	$8,900	$(19,388)	$8,826	$(9,641)
Depreciation
Firearms	$5,442	$4,987	$10,880	$9,975
Castings	724	347	1,076	694
	$6,166	$5,334	$11,956	$10,669
Capital Expenditures
Firearms	$3,140	$5,514	$7,920	$6,548
Castings	124	108	135	198
	$3,264	$5,622	$8,055	$6,746

	June 27,2026	December 31, 2025
Identifiable Assets
Firearms	$211,602	$205,061
Castings	7,475	7,659
Corporate	145,210	129,277
	$364,287	$341,997
Goodwill
Firearms	$3,445	$3,445
Castings	209	209
	$3,654	$3,654

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

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association. Payments made to the NSSF in the three and six months ended June 27, 2026 totaled $0.1 million and $0.1 million, respectively. Payments made to the NSSF in the three and six months ended June 28, 2025 totaled $0.1 million and $0.2 million, respectively. Two of the Company’s Directors also serve on the Board of the NSSF.

NOTE 13 - CONTINGENT LIABILITIES

As of June 27, 2026, the Company was a defendant in six (6) lawsuits and is aware of certain other claims. The lawsuits generally fall into the categories of municipal litigation, unfair trade practices, product liability, and trademark litigation. One (1) municipal litigation matter was fully and finally resolved during the quarter. Material matters and developments are discussed in turn below.

Municipal Litigation

Municipal litigation generally includes those cases brought by cities or other governmental entities against firearms manufacturers, distributors and retailers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. There are two pending lawsuits of this type: The City of Buffalo, filed in the Supreme Court of the State of New York for Erie County on December 20, 2022; and The City of Rochester, filed in the Supreme Court for the State of New York for Monroe County on December 21, 2022, each of which is described in more detail below.

The City of Buffalo v. Smith & Wesson Brands, Inc., et al. and The City of Rochester v. Smith & Wesson Brands, Inc., et al were filed on consecutive days in New York State Court, naming a number of firearm manufacturers, distributors, and retailers as Defendants, including the Company. The complaints are virtually identical and, relying primarily on New York’s General Business Law §898-b, generally allege that the criminal misuse of firearms in their cities is the result of the manufacturing, sales, marketing, and distribution practices of the Defendants. These matters seek unspecified compensatory damages, creation of an abatement fund, punitive damages and other relief. Both matters were timely removed to federal court and were consolidated for pretrial purposes only. In response to the Defendants’ motion to dismiss, the Cities amended their complaints, removing most of the defendants and amending the allegations against the remaining defendants, including the Company, to allege violation of N.Y. Gen. Bus. Law § 898-b(2) and Common Law Public Nuisance. The Defendants have moved to dismiss the amended complaint and briefing is underway.

The City of Gary was a municipal litigation case that was initially brought in 1999 that sought damages, among other things, for the costs of medical care, police and emergency services, public health services, and other services as well as punitive damages as well as nuisance abatement and/or injunctive relief to change the design, manufacture, marketing and distribution practices of the various Defendants. The Complaint alleged, among other claims, negligence in the design of products, public nuisance, negligent distribution and marketing, negligence per se and deceptive advertising. After a long procedural history, the case was fully and finally dismissed on May 26, 2026 after the Indiana Supreme Court declined to reconsider a decision from the Indiana Court of Appeals directing the trial court to dismiss the case before trial without liability on the Company.

Unfair Trade Practices

The Estate of Suzanne Fountain v. Sturm, Ruger & Co., Inc., and the Estate of Nevin Stanisic v. Sturm, Ruger & Co., Inc. are pending in Connecticut state court and arise out of a criminal shooting that occurred at the King Soopers supermarket in Boulder, Colorado on March 22, 2021. The Complaints allege, among other things, that the Company’s advertising and marketing of the Ruger AR-556 pistol violate the Connecticut Unfair Trade Practices Act (“CUTPA”) and seek damages for the alleged wrongful death of the victims.

The Fountain and Stanisic cases were consolidated for discovery purposes only and transferred by the court to the Complex Litigation Docket. The parties have commenced discovery, and on April 20, 2026, the Company filed a Motion for Choice of Law Determination and/or for Summary Judgment, seeking application of Colorado law to the matter or, in the alternative, summary judgment on the plaintiff’s CUTPA claims. The court has allowed additional discovery prior to plaintiffs’ response to that motion and has scheduled argument to take place in January 2027. On July 16, 2026, the plaintiffs filed an Offer of Compromise offering to settle the matter as to all plaintiffs for $90 million.

Product Liability

The Company is a defendant in one traditional product liability matter. Fortenberry v. Sturm, Ruger & Company, Inc. was served on July 11, 2025 and is pending in the Circuit Court of Arkansas County, Arkansas Northern District, Civil Division. This complaint alleges wrongful death arising out of an alleged product design defect in an “old model” Ruger Single-Six revolver. Discovery is underway in that matter, and the parties have engaged in several rounds of mediation.

Trademark Litigation

The Company is a defendant in FN Herstal, et al. v. Sturm, Ruger & Company, Inc., which is pending in North Carolina. The Complaint alleges that the Company’s use of the initialism “SFAR” in connection with the marketing of its Small Frame Autoloading Rifle infringes the Plaintiffs’ SCAR trademark. The Complaint alleges violations of the Lanham Act and the North Carolina Unfair and Deceptive Trade Practices Act, as well as trademark infringement under North Carolina common law. The parties are awaiting the court’s decision on dispositive motions.

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

Company management monitors the status of known claims and product liability accruals, which includes amounts for asserted and unasserted claims. While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with special and corporate counsel, it is not probable and is unlikely that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company, but may have a material impact on the Company's financial results for a particular period.

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

NOTE 14 – STOCKHOLDER RIGHTS PLAN

On October 14, 2025, the Company’s Board of Directors (the “Board”) approved adoption of a limited-duration stockholder rights plan (the “Rights Plan”). The Rights Plan is effective October 14, 2025 (“Effective Date”) and will expire on October 13, 2026. The Board, in consultation with its advisors, adopted the Rights Plan in response to the public announcement by Beretta Holding S.A. (“Beretta”) that it had accumulated a significant economic interest in Ruger’s common stock and intends to engage in discussions with the Company regarding “potential areas of operational and strategic collaborations.” The Rights Plan is intended to ensure that the Board remains in the best position to perform its fiduciary duties and to enable all stockholders to receive fair and equal treatment.

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

Pursuant to that certain Agreement, dated as of May 2, 2026, by and between the Company and Beretta (the “Beretta Agreement”), the Company has undertaken to make certain amendments to the Rights Plan, upon the satisfaction of certain regulatory conditions precedent, as described in the Beretta Agreement.

NOTE 15 - ASSETS HELD FOR SALE

During the three months ended June 27, 2026, the Company committed to a plan to sell its Southport, Connecticut facility, which had historically been used as the Company's principal executive offices. The Company has relocated its principal executive offices to Mayodan, North Carolina. The Company engaged a commercial real estate broker, listed the property for sale, and concluded that all criteria for classification as held for sale under ASC 360 were met during the three months ended June 27, 2026. The Company's accounting policy for assets held for sale is described in Note 2.

As a result, the Company reclassified the carrying value of the property, $0.4 million, from property, plant and equipment, net, to assets held for sale, on the condensed consolidated balance sheet as of June 27, 2026. Depreciation ceased upon classification of such property and assets as assets held for sale. The Company measured the assets held for sale at the lower of: (i) carrying value or (ii) fair value, less estimated costs to sell and determined no impairment loss was required.

The Company is currently in negotiation to sell the property, subject to a customary diligence period and execution of a definitive purchase and sale agreement. The Company currently expects the sale of the property to close during fiscal 2026; provided, however, that there can be no assurance that the sale will be completed on the terms described or at all.

NOTE 16 - SUBSEQUENT EVENTS

On July 24, 2026, the Board of Directors authorized a dividend of 21¢ per share, for stockholders of record as of August 14, 2026, payable on August 28, 2026.

The Company has evaluated events and transactions occurring subsequent to June 27, 2026 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 6% of total sales for the six month period ended June 27, 2026 and approximately 5% of total sales for the six month period ended June 28, 2025. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

During the six months ended June 27, 2026, the Company executed on its Ruger 2030 plan – strengthening operational responsiveness, enhancing the product portfolio and positioning the Company for sustainable long-term growth. Activity in the quarter included:

•	The appointment of a new CFO in April of 2026, along with other ongoing organizational realignment designed to improve efficiency and effectiveness.
•	The Company entered into an agreement with Beretta Holding S.A. (“Beretta”), resolving the potential proxy fight and eliminating distractions.
•	The generation of $36.1 million in cash from operations, versus $25.9 million over the same period last year.
•	New product sales reaching $80.9 million, or 29%, of total firearm sales for the six months ended June 27, 2026. New product sales include only major new products that were introduced in the past two years and include the RXM pistol, Marlin 1894 lever-action rifles, Glenfield rifles, Harrier rifles, Ruger Red Label III Shotgun, and (during the first quarter only) the American Centerfire Rifle Generation II.
•	The increase of estimated sell-through of the Company’s products from the independent distributors to retailers by 10.6% from the same period last year, exceeding a 3.3% increase in adjusted NICS during the same period. At the same time, compared to the first half of 2025, the Company’s finished goods inventories increased 15,900 units while distributors’ inventories increased 13,400 units, reflecting strong retail pull through of the Company’s new products while maintaining inventory levels in the distribution channel.
•	The Hebron Facility is operating at target capacity, as of June 27, 2026.

As announced on May 4, 2026, Ruger and Beretta entered into an Agreement (the “Beretta Agreement”), which reflects a shared commitment to long-term value creation, constructive engagement, and stability for Ruger’s shareholders, employees, customers and industry partners. Throughout that process, the Company took actions to protect the interests of all shareholders and to maintain focus on executing its long-term strategy. These efforts resulted in professional fees and advisory costs totaling $1.2 million during the quarter and $4.4 million for the six month period ended June 27, 2026. These costs are largely non-recurring in nature and do not reflect the underlying performance of the core business. With the Beretta Agreement now in place, the Company expects these costs to be limited in duration, though some additional expenses may be incurred in the near term.

Additionally, in February 2026, the Company executed a reduction-in-force as part of broader efforts to structurally align the organization to strategic priorities and the future operating model. These actions are consistent with the changes outlined in the 2026 Plan and, more broadly, the Ruger 2030 framework. The moves improve efficiency, enhance accountability and position the Company for long-term profitable growth. The associated severance and related costs of $0.7 million during the quarter and $3.2 million for the six month period ended June 27, 2026 and are not indicative of ongoing operations.

As a result of the factors listed above, the results of operations for the six month period ending June 27, 2026 were negatively impacted, on a non-GAAP basis, by $0.35 per share (see the Non-GAAP Financial Performance Measures below.) The impact was as follows:

•	Additional general and administrative expenses of $4.4 million, or $0.20 per share, related to the proxy contest with Beretta.
•	Increased general and administrative expenses of $3.2 million, or $0.15 per share, related to the leadership/governance transition and organizational realignment

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 11% in the first half of 2026 compared to the prior year period. For the same period, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 3%. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing six quarters follow:

	2026		2025
	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	390,100	376,400	473,800	370,600	328,500	364,700

Total adjusted NICS Background Checks (thousands) (2)	3,422	3,877	4,295	3,249	3,251	3,817

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

•	Rely on data provided by independent distributors that are not verified by the Company,
•	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and
•	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing six quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2026		2025
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	422,500	525,300	550,300	286,500	355,900	410,000

Orders Received	$162.2	$211.0	$160.2	$87.9	$113.7	$154.0

Average Sales Price of Units Ordered	$384	$402	$322	$307	$319	$376

Ending Backlog	$331.4	$329.7	$285.0	$227.0	$263.1	$275.2

Average Sales Price of Ending Unit Backlog	$465	$475	$524	$543	$534	$552

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company to plan production levels. The Company’s overall production in the second quarter of 2026 increased 22% from the first quarter of 2026.

Summary Unit Data

Firearms unit data for the trailing six quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2026		2025
	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	422,600	525,300	550,300	286,500	355,900	410,000

Units Produced	419,300	342,800	357,800	344,900	381,600	372,000

Units Shipped	403,500	375,600	424,400	361,600	361,400	356,700

Average Sales Price of Units Shipped	$384	$375	$355	$336	$349	$379

Ending Unit Backlog	712,700	693,600	543,900	418,000	493,100	498,600

Inventories

During the first half of 2026, the Company’s finished goods inventory decreased by 16,900 units and distributor inventories of the Company’s products increased by 12,600 units.

Inventory unit data for the trailing six quarters follows:

	2026		2025
	Q2	Q1	Q4	Q3	Q2	Q1

Company Inventory	50,600	34,700	67,500	134,100	150,700	130,500
Distributor Inventory (1)	174,900	161,500	162,300	211,700	220,700	187,900

Total Inventory (2)	225,500	196,200	229,800	345,800	371,400	318,400

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	June 27, 2026	June 28, 2025	Change	% Change
Net firearms sales	$157.7	$131.6	$26.1	19.8%

Net castings sales	0.4	0.9	(0.5)	(59.0%	)

Total net sales	158.1	132.5	25.6	19.3%

Cost of products sold	124.4	127.4	(3.0)	(2.4%	)

Gross profit	$33.7	$5.1	$28.6	555.7%

Gross margin	21.3%	3.9%	17.4%	446.2%

The increase in total consolidated net sales and net firearms sales for the three months ended June 27, 2026 is attributable to increased demand, augmented by an increased average selling price. Sales of new products, including the RXM pistol, Marlin 1894 lever-action rifles, Glenfield rifles, Harrier rifles, and the Ruger Red Label III Shotgun represented $29.3 million or 19.8% of firearm sales in the three months ended June 27, 2026. New product sales include only major new products that were introduced in the past two years, so the American Centerfire Rifle Generation II ceased to be a new product in the current quarter.

The increased gross profit for the three months ended June 27, 2026 is attributable to the aforementioned sales increases, the absence of inventory rationalization write-offs that were undertaken in the prior year, and the favorable leveraging of fixed costs resulting from increased production, augmented by the $0.2 million of deferred revenue related to sales promotions.

The increase in gross margin for the three months ended June 27, 2026 is attributable to the aforementioned factors.

Net sales, cost of products sold, and gross profit data for the six months ended (dollars in millions):

	June 27, 2026	June 28, 2025	Change	% Change
Net firearms sales	$298.6	$266.7	$31.9	11.9%

Net castings sales	0.8	1.5	(0.7)	(42.8%	)

Total net sales	299.4	268.2	31.2	11.6%

Cost of products sold	237.6	233.2	4.4	1.9%

Gross profit	$61.8	$35.0	$26.8	76.40%

Gross margin	20.6%	13.1%	7.5%	57.3%

The increase in total consolidated net sales and net firearms sales for the six months ended June 27, 2026 is attributable to increased demand, augmented by an increased average selling price. Sales of new products, including the RXM pistol, Super Wrangler revolver, Marlin lever-action rifles, and (for the first three months of the year) American Centerfire Rifle Generation II, represented $80.9 million or 28.9% of firearm sales in the first half of 2026. New product sales include only major new products that were introduced in the past two years.

The increased gross profit for the six months ended June 27, 2026 is attributable to the aforementioned sales increases, the absence of inventory rationalization write-offs that were undertaken in the prior year, and the favorable leveraging of fixed costs resulting from increased production, partially offset by the $0.4 million of deferred revenue related to sales promotions.

The increase in gross margin for the six months ended June 27, 2026 is attributable to the aforementioned factors.

Selling and General and Administrative Expenses

Selling and general and administrative expenses data for the three months ended (dollars in millions):

	June 27, 2026	June 28, 2025	Change	% Change
Selling expenses	$10.3	$10.3	$—	0.3%

General and administrative expenses	15.8	15.6	0.2	1.4%

Total operating expenses	$26.1	$25.9	$0.2	1.0%

Selling expenses for the three months ended June 27, 2026 were substantially comparable to the corresponding period in the prior year, with the increases in spending on industry shows and personnel costs offset by decreases in advertising, promotional and marketing initiatives, and shipping expenses.

The increase in general and administrative expenses for the three months ended June 27, 2026 was primarily attributable to increased personnel and share based compensation costs, partially offset by decreased severance costs.

Selling and general and administrative expenses data for the six months ended (dollars in millions):

	June 27, 2026	June 28, 2025	Change	% Change
Selling expenses	$19.7	$19.7	$—	(0.2%	)

General and administrative expenses	36.4	27.6	8.8	32.2%

Total operating expenses	$56.1	$47.3	$8.8	18.7%

Selling expenses for the six months ended June 27, 2026 were substantially comparable to the corresponding period in the prior year, with the increases in spending on industry shows and personnel costs offset by decreases in advertising, promotional and marketing initiatives, and shipping expenses.

The increase in general and administrative expenses for the six months ended June 27, 2026 was primarily attributable to $4.4 million in legal fees incurred related to the Beretta Agreement, $3.2 million in severance costs, and increased share based compensation costs, which included a one-time non-recurring expense of $1.7 million, partially offset by decreased professional service costs.

Other Income

Other income data for the three months ended (dollars in millions):

	June 27, 2026	June 28, 2025	Change	% Change

Other income	$1.3	$1.3	$—	(4.3%	)

Other income for the three months ended June 27, 2026 was substantially comparable to the corresponding period in the prior year.

Other income data for the six months ended (dollars in millions):

	June 27, 2026	June 28, 2025	Change	% Change

Other income	$3.1	$2.6	$0.5	20.9%

The increase in other income for the six months ended June 27, 2026 was attributable to increased royalty income and miscellaneous income, partially offset by decreased interest income.

Income Taxes and Net Income

The Company's 2026 and 2025 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes and the nondeductibility of certain executive compensation. The reduction in 2026 earnings increased the impact of these items, which resulted in effective income tax rates of 21.6% and 19.5% for the three and six months ended June 27, 2026, respectively. The Company’s effective income tax rate was 11.2% and 1.9% for the three and six months ended June 28, 2025, respectively.

As a result of the foregoing factors, consolidated net income was $7.0 million for the three months ended June 27, 2026, a change of (140.5%) from a net loss of $(17.2) million in the comparable prior year period.

Consolidated net income was $7.1 million for the six months ended June 27, 2026, a change of (175.2%), from a net loss of $(9.5) million in the comparable prior year period.

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

Adjusted EBITDA was $16.6 million for the three months ended June 27, 2026, an increase of 205.0% from $5.4 million in the comparable prior year period.

Adjusted EBITDA was $27.5 million for the six months ended June 27, 2026, an increase of 39.1% from $19.7 million in the comparable prior year period.

Non-GAAP Reconciliation – Adjusted EBITDA

Adjusted EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Net income (loss)	$6,981	$(17,226)	$7,109	$(9,458)

Inventory and other asset write-off	—	17,002	—	17,002
Income tax expense (benefit)	1,919	(2,162)	1,717	(183)
Depreciation and amortization expense	6,385	5,572	12,393	11,143
Interest income	(702)	(954)	(1,503)	(1,992)
Interest expense	23	22	45	38
Stockholder rights costs (a)	1,234	—	4,434	—
Severance costs (b)	737	3,181	3,260	3,181
Adjusted EBITDA	$16,577	$5,435	$27,455	$19,731
Adjusted EBITDA margin	10.5%	4.1%	9.2%	7.4%
Net income (loss) margin	4.4%	(13.0% )	2.6%	(3.5% )

(a)	Costs incurred in engaging with Beretta on, amongst other things, Beretta’s ownership of Company Common Stock, the Rights Plan, negotiations concerning potential strategic cooperation between the Company and Beretta, and in engaging a proxy solicitation firm and preparing a preliminary proxy statement associated with the 2026 Annual Meeting.

(b)	Costs incurred associated severance and related costs as part of an executed reduction-in-force as part of broader efforts to structurally align the organization to strategic priorities and the future operating model.

Financial Condition

Liquidity and Capital Resources

At the end of the second quarter of 2026, the Company’s cash and short-term investments totaled $117.5 million. Pre-LIFO working capital of $236.7 million, less the LIFO reserve of $68.4 million, resulted in working capital of $168.3 million and a current ratio of 3.3 to 1.

Operations

Cash provided by operating activities was $36.1 million for the six months ended June 27, 2026, compared to $25.9 million for the comparable prior year period. The increase in cash provided in the six months ended June 27, 2026 is primarily attributable to the increase in net income, lower net payouts of accrued employee compensation and benefits, the lesser reduction in accounts payable and accrued expenses, and decreases to deferred income tax assets in the six months ended June 27, 2026, partially offset by a lesser decrease in inventory levels and decreased net collections of trade receivables in the six months ended June 27, 2026.

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

Investing and Financing

Capital expenditures for the six months ended June 27, 2026 totaled $8.1 million, an increase from $6.7 million in the comparable prior year period. In 2026, the Company expects capital expenditures related to new product introductions and upgrades to its manufacturing equipment and facilities could range from $20 million to $30 million. Actual capital expenditures could vary significantly from the projected amounts due to the timing of capital projects. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and cash equivalents.

Dividends of $3.0 million were paid during the six months ended June 27, 2026. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On July 24, 2026, the Company’s Board of Directors authorized a dividend of 21¢ per share to stockholders of record on August 14, 2026, payable on August 28, 2026. This dividend is approximately 40% of adjusted diluted earnings of 52¢ per share for the second quarter of 2026. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

As of June 27, 2026, the Company had $40.1 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At June 27, 2026, the Company’s investment in this money market fund totaled $46.7 million.

During the six months ended June 27, 2026 the Company did not purchase any shares of its common stock for in the open market. As of June 27, 2026, $14.3 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2028, was unused at June 27, 2026.

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

The Company has 13 independent distributors that service the domestic commercial market. Additionally, the Company has 39 and 28 distributors servicing the export and law enforcement markets, respectively.

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

On March 31, 2026, Thomas A. Dineen stepped down from his role as Chief Financial Officer of Sturm, Ruger & Company, Inc. On April 1, 2026, Andrew T. Wieland succeeded Mr. Dineen as Chief Financial Officer of the Company and also became a Senior Vice President of the Company.

On May 27, 2026, the Company’s stockholders approved an amendment (the “Charter Amendment”) to the Company’s Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”) to 60 million shares. The Charter Amendment became effective upon its filing with the Secretary of State of the State of Delaware on May 28, 2026.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended June 27, 2026.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 27, 2026.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2026, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of June 27, 2026, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There were no lawsuits formally instituted against the Company during the three months ending June 27, 2026.

During the three months ending June 27, 2026, the previously reported case of City of Gary v. Smith & Wesson, et al., was dismissed by the court with prejudice.

ITEM 1A.	RISK FACTORS

During the three months ended June 27, 2026, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not purchase any shares of its common stock during the three months ended June 27, 2026. The Company was authorized by the Board of Directors to repurchase up to $100 million of the Company’s common stock under a share repurchase program announced on May 8, 2017. As of June 27, 2026, $85.7 million had been used and approximately $14.3 million remained authorized for share repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase and sale of the Company’s securities by the Company’s Section 16 officers or directors during the three months ended June 27, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
John A. Cosentino, Jr. (1)	Chairman of the Board of Directors	Adoption of Rule 10b5-1 Plan	May 27, 2026	May 27, 2027	40,000
Michael W. Wilson (2)	Vice President of Administration	Adoption of Rule 10b5-1 Plan	May 18, 2026	June 1, 2027	1,828

(1)	John A. Cosentino, Jr., a director of the Company, entered into a Rule 10b5-1 Plan on May 27, 2026. Mr. Cosentino’s Rule 10b5-1 Plan provides for the potential purchase of up to 20,000 shares and/or sale of up to 20,000 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on May 27, 2027, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan. Purchasing activity under this Rule 10b5-1 Plan is automatically halted for 6 months in the event that sales occur under the plan and, conversely, sales activity under this Rule 10b5-1 Plan is automatically halted for 6 months in the event that purchasing activity occurs under the plan.

(2)	Michael W. Wilson, an officer of the Company, entered into a Rule 10b5-1 Plan on May 18, 2026. Mr. Wilson’s Rule 10b5-1 Plan provides for the potential sale of up to 1,828 shares of the Company’s common stock. The Rule 10b5-1 Plan expires on June 1, 2027, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended June 27, 2026.

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

*Filed herewith

**Furnished herewith

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 27, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: July 29, 2026	S/ANDREW T. WIELAND
Andrew T. Wieland Principal Financial Officer, Principal Accounting Officer, Senior Vice President and Chief Financial Officer