Form 10-Q
period 2026-09-26
STURM RUGER & CO INC
filed 2026-11-04
CIK 95029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of October 15, 2026: 15,978,256

INDEX

STURM, RUGER & COMPANY, INC.

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	Condensed consolidated balance sheets – September 26, 2026 and December 31, 2025	1

	Condensed consolidated statements of income (loss) and comprehensive income (loss) – Three and nine months ended September 26, 2026 and September 27, 2025	3

	Condensed consolidated statements of stockholders’ equity – Nine months ended September 26, 2026 and September 27, 2025	4

	Condensed consolidated statements of cash flows – Nine months ended September 26, 2026 and September 27, 2025	6

	Notes to condensed consolidated financial statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION	32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

SIGNATURES		34

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	September 26, 2026	December 31, 2025
Assets		(Note)

Current Assets
Cash and cash equivalents	$24,216	$18,451
Short-term investments	77,177	74,082
Trade receivables, net	101,737	64,510

Gross inventories (Note 4)	118,678	113,166
Less LIFO reserve	(69,680)	(67,058)
Less excess and obsolescence reserve	(8,028)	(3,227)
Net inventories	40,970	42,881

Assets held for sale	372	-
Prepaid expenses and other current assets	9,592	11,680
Total Current Assets	254,064	211,604

Property, plant and equipment	510,278	506,799
Less allowances for depreciation	(438,407)	(426,702)
Net property, plant and equipment	71,871	80,097

Deferred income taxes	15,367	19,720
Other assets	40,363	30,576
Total Assets	$381,665	$341,997

Note:

The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

	September 26, 2026	December 31, 2025
		(Note)
Liabilities and Stockholders’ Equity

Current Liabilities
Trade accounts payable and accrued expenses	$46,351	$34,122
Contract liabilities with customers (Note 3)	-	-
Product liability	1,098	964
Employee compensation and benefits	32,186	15,023
Workers’ compensation	4,425	4,638
Total Current Liabilities	84,060	54,747

Lease liabilities (Note 5)	1,435	1,158
Employee compensation	2,854	2,271
Product liability accrual	61	61

Contingent liabilities (Note 13)	-	-

Stockholders’ Equity
Common Stock, non-voting, par value $1:
Authorized shares 50,000; none issued	-	-
Common Stock, par value $1:
2026 – 60,000,000 shares authorized
24,524,481 issued,
15,978,256 outstanding
2025 – 40,000,000 shares authorized
24,490,478 issued,
15,944,253 outstanding	24,524	24,490
Additional paid-in capital	58,409	55,356
Retained earnings	428,453	422,045
Less: Treasury stock – at cost
2026 – 8,546,225 shares
2025 – 8,546,225 shares	(218,131)	(218,131)
Total Stockholders’ Equity	293,255	283,760
Total Liabilities and Stockholders’ Equity	$381,665	$341,997

Note:

The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Net firearms sales	$146,827	$126,130	$445,402	$392,892
Net castings sales	799	636	1,638	2,103
Total net sales	147,626	126,766	447,040	394,995

Cost of products sold	117,103	107,611	354,697	340,799
Gross profit	30,523	19,155	92,343	54,196

Operating expenses:
Selling	8,096	9,098	27,755	28,788
General and administrative	16,448	13,541	52,929	41,136
Total operating expenses	24,544	22,639	80,684	69,924

Operating income (loss)	5,979	(3,484)	11,659	(15,728)

Other income:
Interest income	611	629	2,114	2,621
Interest expense	(117)	(17)	(162)	(55)
Other income, net	1,072	758	2,760	1,407
Total other income, net	1,566	1,370	4,712	3,973

Income (loss) before income taxes	7,545	(2,114)	16,371	(11,755)

Income taxes	1,740	(3,696)	3,457	(3,879)

Net income (loss) and comprehensive income (loss)	$5,805	$1,582	$12,914	$(7,876)

Basic earnings (loss) per share	$0.36	$0.10	$0.81	$(0.48)

Diluted earnings (loss) per share	$0.36	$0.10	$0.79	$(0.48)

Weighted average number of common shares outstanding – Basic	15,957,073	16,031,340	15,960,447	16,338,644

Weighted average number of common shares outstanding – Diluted	16,298,068	16,368,310	16,261,265	16,338,644

Cash dividends per share	$0.21	$0.16	$0.40	$0.58

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2025	$24,490	$55,356	$422,045	$(218,131)	$283,760
Net income and comprehensive income			128		128
Common stock issued – compensation plans	4	(4)			-
Vesting of RSUs		(49)			(49)
Dividends paid			(1,276)		(1,276)
Recognition of stock-based compensation expense		737			737
Balance at March 28, 2026	$24,494	$56,040	$420,897	$(218,131)	$283,300
Net income and comprehensive income			6,981		6,981
Common stock issued – compensation plans	30	(30)			-
Vesting of RSUs		(11)			(11)
Dividends paid			(1,754)		(1,754)
Unpaid dividends accrued			(17)		(17)
Recognition of stock-based compensation expense		1,294			1,294
Balance at June 27, 2026	$24,524	$57,293	$426,107	$(218,131)	$289,793
Net income and comprehensive income			5,805		5,805
Dividends paid			(3,356)		(3,356)
Unpaid dividends accrued			(103)		(103)
Recognition of stock-based compensation expense		1,116			1,116
Balance at September 26, 2026	$24,524	$58,409	$428,453	$(218,131)	$293,255

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2024	$24,468	$50,536	$436,609	$(192,031)	$319,582
Net income and comprehensive income			7,768		7,768
Common stock issued – compensation plans	5	(5)			-
Vesting of RSUs		(178)			(178)
Dividends paid			(3,992)		(3,992)
Unpaid dividends accrued			146		146
Recognition of stock-based compensation expense		1,146			1,146
Repurchase of 79,200 shares of common stock				(2,991)	(2,991)
Balance at March 29, 2025	$24,473	$51,499	$440,531	$(195,022)	$321,481
Net loss and comprehensive loss			(17,226)		(17,226)
Common stock issued – compensation plans	17	(17)			-
Vesting of RSUs					-
Dividends paid			(2,941)		(2,941)
Unpaid dividends accrued			(93)		(93)
Recognition of stock-based compensation expense		1,269			1,269
Repurchase of 363,884 shares of common stock				(13,157)	(13,157)
Balance at June 28, 2025	$24,490	$52,751	$420,271	$(208,179)	$289,333
Net income and comprehensive income			1,582		1,582
Dividends paid			(2,551)		(2,551)
Unpaid dividends accrued			(84)		(84)
Recognition of stock-based compensation expense		1,303			1,303
Repurchase of 289,681 shares of common stock				(9,952)	(9,952)
Balance at September 27, 2025	$24,490	$54,054	$419,218	$(218,131)	$279,631

See notes to condensed consolidated financial statements.

STURM, RUGER & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 26, 2026	September 27, 2025

Operating Activities
Net income (loss)	$12,914	$(7,876)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	17,813	16,720
Stock-based compensation	3,147	3,718
Excess and obsolescence inventory reserve	4,370	(336)
Inventory and other asset write-off	-	17,002
Loss on disposal of assets	(9)	185
Deferred income taxes	4,353	(3,376)
Changes in operating assets and liabilities:
Trade receivables	(37,227)	7,257
Inventories	(2,459)	8,997
Assets held for sale	(372)	-
Trade accounts payable and accrued expenses	11,770	(1,963)
Contract liabilities with customers	-	986
Employee compensation and benefits	17,626	(921)
Product liability	134	621
Prepaid expenses, other assets and other liabilities	(7,818)	(2,249)
Cash provided by operating activities	24,242	38,765

Investing Activities
Property, plant and equipment additions	(8,949)	(12,636)
Purchase of Anderson Manufacturing assets	-	(15,010)
Net proceeds from the sale of assets	13	-
Purchases of short-term investments	(51,691)	(80,683)
Proceeds from maturities of short-term investments	48,596	111,376
Cash (used for) provided by investing activities	(12,031)	3,047

Financing Activities
Remittance of taxes withheld from employees related to stock-based compensation	(60)	(178)
Repurchase of common stock	-	(26,100)
Dividends paid	(6,386)	(9,484)
Cash used for financing activities	(6,446)	(35,762)

Increase in cash and cash equivalents	5,765	6,050

Cash and cash equivalents at beginning of period	18,451	10,028

Cash and cash equivalents at end of period	$24,216	$16,078

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine months ended September 26, 2026 may not be indicative of the results to be expected for the full year ending December 31, 2026. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Organization:

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% of total sales for each of the nine month periods ended September 26, 2026 and September 27, 2025, respectively. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

The Company’s short-term investments consist of United States Treasury instruments, which mature within one year, and investments in a bank-managed money market fund that invests exclusively in United States Treasury obligations and is valued at the net asset value (“NAV”) daily closing price, as reported by the fund, based on the amortized cost of the fund’s securities. The NAV is used as a practical expedient to estimate fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV.

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

Business Combination:

On July 1, 2025, the Company acquired substantially all of the assets of Anderson Manufacturing (“Anderson”) for a total purchase price of $15.8 million in cash, with $15 million having been paid in cash at the closing of the transaction and $0.8 million having been held back from the purchase price for potential repair remediation costs, which will either be applied to repair costs or paid to Anderson. This holdback was included in trade accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet at September 26, 2026.

The transaction was funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations, which requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired, using the bottom up approach, to estimate their fair value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets was recorded as goodwill. The estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, which expired on June 30, 2026, one year from the date of acquisition, the Company would have been able to record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the period in which such revised estimates were identified. No such adjustments were recorded in the nine months ended September 26, 2026.

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

NOTE 3 - REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

The impact of ASC 606 on revenue recognized during the three and nine months ended September 26, 2026 and September 27, 2025 is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Contract liabilities with customers at beginning of period	$465	$91	$-	$-

Revenue deferred	-	1,206	714	1,669

Revenue recognized	(465)	(311)	(714)	(683)

Contract liabilities with customers at end of period	$-	$986	$-	$986

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

Inventories consist of the following:

	September 26, 2026	December 31, 2025

Inventory at FIFO
Finished products	$13,658	$10,993
Materials and work in process	105,020	102,173

Gross inventories	118,678	113,166
Less: LIFO reserve	(69,680)	(67,058)
Less: excess and obsolescence reserve	(8,028)	(3,227)
Net inventories	$40,970	$42,881

NOTE 5 - LEASED ASSETS

The Company leases certain of its real estate and equipment. The Company has evaluated all its leases and determined that all are operating leases under the definitions of the guidance of ASU 2016-02, Leases (Topic 842). The Company’s lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Under the provisions of ASU 2016-02, the Company records right-of-use assets equal to the present value of the contractual liability for future lease payments. The table below presents the right-of-use assets and related lease liabilities recognized on the Condensed Consolidated Balance Sheet as of September 26, 2026:

	Balance Sheet Line Item	September 26, 2026

Right-of-use assets	Other assets	$1,836

Operating lease liabilities

Current portion	Trade accounts payable and accrued expenses	$401

Noncurrent portion	Lease liabilities	1,435

Total operating lease liabilities		$1,836

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

The table below includes cash paid for the Company’s operating lease liabilities, other non-cash information, weighted average remaining lease term and weighted average discount rate:

	Nine Months Ended
	September 26, 2026	September 27, 2025

Cash paid for amounts included in the measurement of lease liabilities	$661	$439

Cash amounts paid for short-term leases	$387	$369

Right-of-use assets obtained in exchange for lease liabilities	$510	$-

Weighted average remaining lease term (years)	7.7	6.9

Weighted average discount rate	8.0%	8.0%

The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheet as of September 26, 2026:

Remainder of 2026	$215
2027	368
2028	293
2029	235
2030	235
Thereafter	1,438
Total undiscounted future minimum lease payments	2,784
Less: Difference between undiscounted lease payments & the present value of future lease payments	(948)
Total operating lease liabilities	$1,836

NOTE 6 - LINE OF CREDIT

On June 6, 2024, the Company amended its existing $40 million unsecured revolving line of credit agreement with a bank, which now expires January 7, 2028. Borrowings under this new facility bear interest at the applicable Secured Overnight Financing Rate (SOFR), plus 150 basis points, plus an additional adjustment of eight basis points. The Company is also charged one-quarter of a percent (0.25%) per year on the unused portion. At September 26, 2026, the Company was in compliance with the terms and covenants of the credit facility and the line of credit was unused.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. The Company matches a certain portion of employee contributions using the safe harbor guidelines contained in the Internal Revenue Code. Expenses related to these matching contributions totaled $1.1 million and $3.3 million for the three and nine months ended September 26, 2026, respectively, and $1.0 million and $3.2 million for the three and nine months ended September 27, 2025, respectively. The Company plans to contribute approximately $1.1 million to the plan in matching employee contributions during the remainder of 2026.

In addition, the Company provided supplemental discretionary contributions to the 401(k) plan totaling $1.7 million and $5.1 million for the three and nine months ended September 26, 2026, respectively, and $1.8 million and $5.3 million for the three and nine months ended September 27, 2025, respectively. The Company plans to contribute approximately $1.7 million in supplemental contributions to the plan during the remainder of 2026.

NOTE 8 - INCOME TAXES

The Company’s 2026 and 2025 effective tax rates differ from the statutory federal tax rate due principally to the availability of research and development tax credits, state income taxes, and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 23.1% and 21.1% for the three and nine months ended September 26, 2026, respectively. The Company’s effective income tax rate was 174.8% and 33.0% for the three and nine months ended September 27, 2025, respectively.

Income tax payments were de minimis for the three and nine months ended September 26, 2026. The Company did not make any income tax payments during the three months ended September 27, 2025. Income tax payments totaled $3.1 million for the nine months ended September 27, 2025.

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

NOTE 9 - EARNINGS PER SHARE

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator:
Net income (loss)	$5,805	$1,582	$12,914	$(7,876)

Denominator:
Weighted average number of common shares outstanding – Basic	15,957,073	16,031,340	15,960,447	16,338,644

Dilutive effect of options and restricted stock units outstanding under the Company’s employee compensation plans	340,995	336,970	300,818	-

Weighted average number of common shares outstanding – Diluted	16,298,068	16,368,310	16,261,265	16,338,644

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

In June 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (the “2023 SIP”) under which employees, independent contractors, and non-employee directors may be granted stock options, restricted stock, deferred stock awards, and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives. Vesting requirements are determined by the Compensation Committee of the Board of Directors. The Company reserved 1,000,000 shares for issuance under the 2023 SIP, of which 339,000 shares remain available for future grants as of September 26, 2026. Any shares remaining from the 2017 SIP will be available for future grants under the terms of the 2023 SIP. As of September 26, 2026, approximately 144,000 shares remained unawarded from the 2017 SIP. Since the stockholder approval of the 2023 SIP, no additional awards have been or will be granted under the 2017 SIP. Previously granted and outstanding awards under the 2017 SIP will remain subject to the terms of the 2017 SIP.

Restricted Stock Units

The Company grants performance-based and retention-based restricted stock units to senior employees. The vesting of the performance-based awards is dependent on the achievement of corporate objectives established by the Compensation Committee of the Board of Directors and a three-year vesting period. The retention-based awards are subject only to a three-year vesting period. There were 222,424 restricted stock units issued during the nine months ended September 26, 2026. Total compensation costs related to these restricted stock units are $7.3 million.

Compensation costs related to all outstanding restricted stock units recognized in condensed consolidated statements of income (loss) and comprehensive income (loss) aggregated $2.5 million and $7.2 million for the three and nine months ended September 26, 2026, respectively, and $1.9 million and $5.7 million for the three and nine months ended September 27, 2025, respectively.

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

Selected operating segment financial information follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net Sales
Firearms	$146,827	$126,130	$445,402	$392,892
Castings
Unaffiliated	799	636	1,638	2,103
Intersegment	5,443	5,210	16,836	18,819
	6,242	5,846	18,474	20,922
Eliminations	(5,443)	(5,210)	(16,836)	(18,819)
	$147,626	$126,766	$447,040	$394,995
Costs of Goods Sold
Firearms	$114,421	$106,926	$350,806	$337,907
Castings
Unaffiliated	2,682	685	3,891	2,892
Intersegment	5,443	5,210	16,836	18,819
	8,125	5,895	20,727	21,711
Eliminations	(5,443)	(5,210)	(16,836)	(18,819)
	$117,103	$107,611	$354,697	$340,799
Gross Profit (Loss)
Firearms	$32,406	$19,204	$94,596	$54,985
Castings	(1,883)	(49)	(2,253)	(789)
	$30,523	$19,155	$92,343	$54,196
Operating Income (Loss)
Firearms	$8,177	$(3,252)	$14,632	$(14,435)
Castings	(2,198)	(232)	(2,973)	(1,293)
	$5,979	$(3,484)	$11,659	$(15,728)
Income (Loss) Before Income Taxes
Firearms	$8,497	$(3,027)	$15,539	$(13,959)
Castings	(2,198)	(232)	(2,973)	(1,252)
Corporate	1,246	1,145	3,805	3,456
	$7,545	$(2,114)	$16,371	$(11,755)
Depreciation
Firearms	$4,918	$4,988	$15,798	$14,963
Castings	297	347	1,373	1,041
	$5,215	$5,335	$17,171	$16,004
Capital Expenditures
Firearms	$330	$20,826	$8,250	$27,375
Castings	560	73	695	271
	$890	$20,899	$8,945	$27,646

	September 26, 2026	December 31, 2025
Identifiable Assets
Firearms	$224,607	$205,061
Castings	6,697	7,659
Corporate	150,361	129,277
	$381,665	$341,997
Goodwill
Firearms	$3,445	$3,445
Castings	209	209
	$3,654	$3,654

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

The Company is a member of the National Shooting Sports Foundation (“NSSF”), the firearm industry trade association. Payments made to the NSSF in the three and nine months ended September 26, 2026 totaled $0.1 million and $0.3 million, respectively. Payments made to the NSSF in the three and nine months ended September 27, 2025 totaled $0.1 million and $0.3 million, respectively. One of the Company’s Directors also serves on the Board of the NSSF.

NOTE 13 - CONTINGENT LIABILITIES

As of September 26, 2026, the Company was a defendant in seven (7) lawsuits and is aware of certain other claims. The lawsuits generally fall into the categories of municipal litigation, unfair trade practices, accessibility, and trademark litigation. One (1) product liability matter was fully and finally resolved during the quarter. Material matters and developments are discussed in turn below.

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

The City of Buffalo v. Smith & Wesson Brands, Inc., et al. and The City of Rochester v. Smith & Wesson Brands, Inc., et al were filed on consecutive days in New York State Court, naming a number of firearm manufacturers, distributors, and retailers as Defendants, including the Company. The complaints are virtually identical and, relying primarily on New York’s General Business Law §898-b, generally allege that criminal misuse of firearms in their cities is the result of the manufacturing, sales, marketing, and distribution practices of the Defendants. These matters seek unspecified compensatory damages, creation of an abatement fund, punitive damages and other relief. Both matters were timely removed to federal court and were consolidated for pretrial purposes only. In response to the Defendants’ motion to dismiss, the Cities amended their complaints, removing most of the defendants and amending the allegations against the remaining defendants, including the Company, to allege violation of N.Y. Gen. Bus. Law § 898-b(2) and Common Law Public Nuisance. The Defendants have moved to dismiss the amended complaint.

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

The cases were consolidated for discovery purposes only and transferred by the court to the Complex Litigation Docket. On April 20, 2026, the Company filed a Motion for Choice of Law Determination and/or for Summary Judgment, seeking application of Colorado law to the matter or, in the alternative, summary judgment on the plaintiff’s CUTPA claims. The court has allowed discovery to take place prior to plaintiffs’ response to that motion and has scheduled argument to occur in April 2027. On July 16, 2026, the plaintiffs filed an Offer of Compromise offering to settle the matter as to all plaintiffs for $90 million. Discovery is ongoing in that matter.

Product Liability

The previously reported product liability matter. Fortenberry v. Sturm, Ruger & Company, Inc., which alleged wrongful death arising out of an alleged product design defect in an “old model” Ruger Single-Six revolver, was resolved in the quarter. A settlement order was approved by the court on August 6, 2026 and the matter was dismissed.

Trademark Litigation

The Company is a defendant in FN Herstal, et al. v. Sturm, Ruger & Company, Inc., which is pending in North Carolina. The Complaint alleges that the Company’s use of the initialism “SFAR” in connection with the marketing of its Small Frame Autoloading Rifle infringes the Plaintiffs’ SCAR trademark. The Complaint alleges violations of the Lanham Act and the North Carolina Unfair and Deceptive Trade Practices Act, as well as trademark infringement under North Carolina common law. On September 25, 2026 the court granted the Company’s Motion for Summary Judgment in full and dismissed the matter with prejudice. The plaintiffs have filed a notice of appeal.

Accessibility

On September 11, 2026, a lawsuit was filed against the Company in the Supreme Court of New York. The lawsuit alleges violation of the New York State Human Rights Law, the New York State Civil Rights Law, and the New York City Human Rights Law arising out of alleged accessibility challenges on a website operated by the Company. The Company was served on October 11, 2026, and is defending the matter.

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

NOTE 14 - STOCKHOLDER RIGHTS PLAN

On October 14, 2025, the Company’s Board of Directors (the “Board”) approved adoption of a limited-duration stockholder rights plan (the “Rights Plan”). The Rights Plan was effective October 14, 2025 (“Effective Date”) and was scheduled to expire on October 13, 2026. The Board, in consultation with its advisors, adopted the Rights Plan in response to the public announcement by Beretta Holding S.A. (“Beretta Holding”) that it had accumulated a significant economic interest in Ruger’s common stock and intends to engage in discussions with the Company regarding “potential areas of operational and strategic collaborations.” The Rights Plan was intended to ensure that the Board remained in the best position to perform its fiduciary duties and enable all stockholders to receive fair and equal treatment.

On May 2, 2026, the Company entered into an agreement with Beretta Holding (the “Cooperation Agreement”), regarding Beretta Holding’s shareholding in the Company, matters related to the composition of the Board, and certain other matters. In connection with the Cooperation Agreement, on September 16, 2026, the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”), entered into an amendment (the “Amendment”) to the Rights Agreement, dated as of October 14, 2025, between the Company and the Rights Agent (the “Rights Agreement”). The Amendment accelerated the Final Expiration Date (as defined in the Rights Agreement) of the Company’s common share purchase rights from the close of business on October 13, 2026 to the close of business on September 16, 2026, and the Rights Agreement terminated at such time. At the time of termination, all of the rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired.

NOTE 15 - ASSETS HELD FOR SALE

The Company has committed to a plan to sell its Southport, Connecticut facility, which had historically been used as the Company’s principal executive offices. The Company has relocated its principal executive offices to Mayodan, North Carolina. The Company engaged a commercial real estate broker, listed the property for sale, and concluded that all criteria for classification as held for sale under ASC 360 have been met. The Company’s accounting policy for assets held for sale is described in Note 2.

As a result, the Company reclassified the carrying value of the property, $0.4 million, from property, plant and equipment, net, to assets held for sale, on the condensed consolidated balance sheet as of September 26, 2026. Depreciation ceased upon classification of such property and assets as assets held for sale. The Company measured the assets held for sale at the lower of: (i) carrying value or (ii) fair value, less estimated costs to sell and determined no impairment loss was required.

The Company has entered into a definitive purchase and sale agreement to sell the property for $5.9 million, subject to a customary diligence period. The Company currently expects the sale of the property to close during the fourth quarter of 2026; provided, however, that there can be no assurance that the sale will be completed on the terms described or at all.

NOTE 16 - SUBSEQUENT EVENTS

On October 30, 2026, the Board of Directors authorized a dividend of 18¢ per share, for stockholders of record as of November 20, 2026, payable on December 4, 2026.

The Company has evaluated events and transactions occurring subsequent to September 26, 2026 and determined that there were no other unreported events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sturm, Ruger & Company, Inc. (the “Company”) is principally engaged in the design, manufacture, and sale of firearms to domestic customers. Approximately 99% of sales are from firearms. Export sales accounted for approximately 5% of total sales for each of the nine month periods ended September 26, 2026 and September 27, 2025, respectively. The Company’s design and manufacturing operations are located in the United States and almost all product content is domestic. The Company’s firearms are sold through a select number of independent wholesale distributors, principally to the commercial sporting market.

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

Results of Operations

During the nine months ended September 26, 2026, the Company executed on its Ruger 2030 plan – strengthening operational responsiveness, enhancing the product portfolio and positioning the Company for sustainable long-term growth. Activity in the period included:

●	The appointment of a new CFO in April of 2026, along with other ongoing organizational realignment designed to improve efficiency and effectiveness.

●	The Company entered into an agreement with Beretta Holding S.A. (“Beretta”), resolving the potential proxy fight and eliminating distractions.

●	The generation of $24.2 million in cash from operations, as compared to $38.8 million over the same period last year. Impacted due to timing of third quarter 2026 shipments, and cash collections due to Oracle ERP system implementation in mid-third quarter 2026.

●	New product sales reaching $99.5 million, or 24%, of total firearm sales for the nine months ended September 26, 2026. New product sales include only major new products that were introduced in the past two years and include the RXM pistol, Marlin 1894 lever-action rifles (through June), Glenfield rifles, Harrier rifles, Ruger Red Label III Shotgun, and (during the first quarter only) the American Centerfire Rifle Generation II.

●	Estimated sell-through of the Company’s products from the independent distributors to retailers decreased by 4% from the same period last year, compared to a 2% increase in adjusted NICS during the same period. At the same time, compared to the first nine months of 2025, the Company’s finished goods inventories increased 15,100 units while distributors’ inventories increased 59,100 units, reflecting strong retail pull through of the Company’s products while maintaining inventory levels in the distribution channel.

●	The Hebron Facility is operating at target capacity, as of September 26, 2026.

As announced on May 4, 2026, Ruger and Beretta entered into an Agreement (the “Beretta Agreement”), which reflects a shared commitment to long-term value creation, constructive engagement, and stability for Ruger’s shareholders, employees, customers and industry partners. Throughout that process, the Company took actions to protect the interests of all shareholders and to maintain focus on executing its long-term strategy. These efforts resulted in professional fees and advisory costs totaling $1.8 million during the quarter and $6.3 million for the nine month period ended September 26, 2026. These costs are largely non-recurring in nature and the Company believes that they do not reflect the underlying performance of the core business. With the Beretta Agreement now in place, the Company expects these costs to be limited in duration, though some additional expenses may be incurred in the near term.

Additionally, in February 2026, the Company executed a reduction-in-force as part of broader efforts to structurally align the organization to strategic priorities and the future operating model. These actions are consistent with the changes outlined in the 2026 Plan and, more broadly, the Ruger 2030 framework. The moves improve efficiency, enhance accountability and position the Company for long-term profitable growth. The associated severance and related costs of $3.2 million for the nine month period ended September 26, 2026 and are not indicative of ongoing operations. There were no additional such costs recognized during the three months ended September 26, 2026.

As a result of the factors listed above, the results of operations for the nine month period ending September 26, 2026 were negatively impacted, on a non-GAAP basis, by $0.44 per share (see the Non-GAAP Financial Performance Measures below.) The impact was as follows:

●	Additional general and administrative expenses of $6.3 million, or $0.29 per share, related to the proxy contest with Beretta.

●	Increased general and administrative expenses of $3.2 million, or $0.15 per share, related to the leadership/governance transition and organizational realignment

Demand

The estimated unit sell-through of the Company’s products from the independent distributors to retailers increased 5% in the first nine months of 2026 compared to the prior year period. For the same period, National Instant Criminal Background Check System (“NICS”) background checks (as adjusted by the National Shooting Sports Foundation (“NSSF”)) increased 3%. Estimated sell-through from the independent distributors to retailers and total adjusted NICS background checks for the trailing seven quarters follow:

	2026			2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Estimated Units Sold from Distributors to Retailers (1)	355,800	390,100	376,400	473,800	370,600	328,500	364,700

Total adjusted NICS Background Checks (thousands) (2)	3,329	3,422	3,877	4,295	3,249	3,251	3,817

(1)	The estimates for each period were calculated by taking the beginning inventory at the distributors, plus shipments from the Company to distributors during the period, less the ending inventory at distributors. These estimates are only a proxy for actual market demand as they:

●	Rely on data provided by independent distributors that are not verified by the Company,

●	Do not consider potential timing issues within the distribution channel, including goods-in-transit, and

●	Do not consider fluctuations in inventory at retail.

(2)	NICS background checks are performed when the ownership of most firearms, either new or used, is transferred by a Federal Firearms Licensee. NICS background checks are also performed for permit applications, permit renewals, and other administrative reasons.

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

The units ordered, value of orders received, average sales price of units ordered, and ending backlog for the trailing seven quarters are as follows (dollars in millions, except average sales price):

(All amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns.)

	2026			2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	290,800	422,500	525,300	550,300	286,500	355,900	410,000

Orders Received	$70.2	$162.2	$211.0	$160.2	$87.9	$113.7	$154.0

Average Sales Price of Units Ordered	$242	$384	$402	$291	$307	$319	$376

Ending Backlog	$261.7	$331.4	$329.7	$285.0	$227.0	$263.1	$275.2

Average Sales Price of Ending Unit Backlog	$435	$465	$475	$524	$543	$534	$552

Production

The Company reviews the estimated sell-through from the independent distributors to retailers, as well as inventory levels at the independent distributors and at the Company to plan production levels. The Company’s overall production in the third quarter of 2026 increased 4% from the second quarter of 2026.

Summary Unit Data

Firearms unit data for the trailing seven quarters are as follows (dollar amounts shown are net of Federal Excise Tax of 10% for handguns and 11% for long guns):

	2026			2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Units Ordered	290,800	422,600	525,300	550,300	286,500	355,900	410,000

Units Produced	434,300	419,400	342,800	357,800	344,900	381,600	372,000

Units Shipped	402,300	403,500	375,600	424,400	361,600	361,400	356,700

Average Sales Price of Units Shipped	$348	$367	$375	$355	$336	$349	$379

Ending Unit Backlog	601,200	712,700	693,600	543,900	418,000	493,100	498,600

Inventories

During the first nine months of 2026, the Company’s finished goods inventory increased by 15,100 units and distributor inventories of the Company’s products increased by 59,100 units.

Inventory unit data for the trailing seven quarters follows:

	2026			2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Company Inventory	82,600	50,600	34,700	67,500	134,100	150,700	130,500
Distributor Inventory (1)	221,400	174,900	161,500	162,300	211,700	220,700	187,900

Total Inventory (2)	304,000	225,500	196,200	229,800	345,800	371,400	318,400

(1)	Distributor ending inventory is provided by the Company’s independent distributors. These numbers do not include goods-in-transit inventory that has been shipped from the Company but not yet received by the distributors.

(2)	This total does not include inventory at retailers. The Company does not have access to data on retailer inventories of the Company’s products.

Net Sales, Cost of Products Sold, and Gross Profit

Net sales, cost of products sold, and gross profit data for the three months ended (dollars in millions):

	September 26, 2026	September 27, 2025	Change	% Change
Net firearms sales	$146.8	$126.1	$20.7	16.4%

Net castings sales	0.8	0.7	0.1	25.6%

Total net sales	147.6	126.8	20.8	16.5%

Cost of products sold	117.1	107.6	9.5	8.8%

Gross profit	$30.5	$19.2	$11.3	59.3%

Gross margin	20.7%	15.1%	5.6%	37.1%

The increase in total consolidated net sales and net firearms sales for the three months ended September 26, 2026 is attributable to increased demand, augmented by an increased average selling price.

The increased gross profit for the three months ended September 26, 2026 is attributable to the sales increases mentioned above. A major contributor was specific areas of cost control that centered around the realization of previously announced organizational realignment changes. Also contributing was favorable leveraging of fixed costs from increased production volume within the period.

The increase in gross margin for the three months ended September 26, 2026 is attributable to the aforementioned factors.

Net sales, cost of products sold, and gross profit data for the nine months ended (dollars in millions):

	September 26, 2026	September 27, 2025	Change	% Change
Net firearms sales	$445.4	$392.9	$52.5	13.4%

Net castings sales	1.6	2.1	(0.5)	(22.1)%

Total net sales	447.0	395.0	52.0	13.2%

Cost of products sold	354.7	340.8	13.9	4.1%

Gross profit	$92.3	$54.2	$38.1	70.4%

Gross margin	20.7%	13.7%	7.0%	51.1%

The increase in total consolidated net sales and net firearms sales for the nine months ended September 26, 2026 is attributable to increased demand and stronger average selling price.

The increased gross profit for the nine months ended September 26, 2026 is attributable to the aforementioned sales increases, the absence of inventory rationalization write-offs that were undertaken in the prior year, and the favorable leveraging of fixed costs resulting from increased production.

The increase in gross margin for the nine months ended September 26, 2026 is attributable to the aforementioned factors.

Selling and General and Administrative Expenses

Selling and general and administrative expenses data for the three months ended (dollars in millions):

	September 26, 2026	September 27, 2025	Change	% Change
Selling expenses	$8.1	$9.1	$(1.0)	(11.0)%

General and administrative expenses	16.4	13.5	2.9	21.5%

Total operating expenses	$24.5	$22.6	$1.9	8.4%

Selling expenses for the three months ended September 26, 2026 decreased in comparison to the corresponding period in the prior year, due to decreases in spending on industry shows and promotional costs partially offset by increases in advertising and professional services expenses.

The increase in general and administrative expenses for the three months ended September 26, 2026 was primarily attributable to was primarily attributable to $1.8 million in legal fees incurred related to the Beretta Agreement increased personnel and share based compensation costs, partially offset by decreased severance costs.

Selling and general and administrative expenses data for the nine months ended (dollars in millions):

	September 26, 2026	September 27, 2025	Change	% Change
Selling expenses	$27.8	$28.8	$(1.0)	(3.6)%

General and administrative expenses	52.9	41.1	11.8	28.7%

Total operating expenses	$80.7	$69.9	$10.8	15.4%

Selling expenses for the nine months ended September 26, 2026 decreased in comparison to the corresponding period in the prior year due to decreases in spending on advertising, promotional and marketing initiatives that were partially offset by increases in spending on industry shows, professional services, and personnel costs.

The increase in general and administrative expenses for the nine months ended September 26, 2026 was primarily attributable to $6.3 million in legal fees incurred related to the Beretta Agreement, $3.2 million in severance costs, and increased share based compensation costs, which included a one-time non-recurring expense of $1.7 million, partially offset by decreased professional service costs.

Other Income

Other income data for the three months ended (dollars in millions):

	September 26, 2026	September 27, 2025	Change	% Change
Other income	$1.6	$1.4	$0.2	14.3%

Other income for the three months ended September 26, 2026 was substantially comparable to the corresponding period in the prior year.

Other income data for the nine months ended (dollars in millions):

	September 26, 2026	September 27, 2025	Change	% Change
Other income	$4.7	$4.0	$0.7	18.6%

The increase in other income for the nine months ended September 26, 2026 was attributable to increased royalty income and miscellaneous income, partially offset by decreased interest income.

Income Taxes and Net Income

The Company’s 2026 and 2025 effective tax rates differ from the statutory federal tax rate due principally to research and development tax credits, state income taxes and the nondeductibility of certain executive compensation. The Company’s effective income tax rate was 23.1% and 21.1% for the three and nine months ended September 26, 2026, respectively. The reduction in 2025 earnings increased the impact of these items, which resulted in effective income tax rate of 174.8% and 33.0% for the three and nine months ended September 27, 2025, respectively.

As a result of the foregoing factors, consolidated net income was $5.8 million for the three months ended September 26, 2026, a change of 266.9% from a consolidated net income of $1.6 million in the comparable prior year period.

Consolidated net income was $12.9 million for the nine months ended September 26, 2026, a change of $20.8 million, from a consolidated net loss of $7.9 million in the comparable prior year period.

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

Adjusted EBITDA was $14.3 million for the three months ended September 26, 2026, an increase of 401.9% from $2.9 million in the comparable prior year period.

Adjusted EBITDA was $41.8 million for the nine months ended September 26, 2026, an increase of 84.9% from $22.6 million in the comparable prior year period.

Non-GAAP Reconciliation – Adjusted EBITDA

Adjusted EBITDA

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Net income (loss)	$5,805	$1,582	$12,914	$(7,876)

Inventory and other asset write-off	-	-	-	17,002
Income tax expense (benefit)	1,740	(3,696)	3,457	(3,879)
Depreciation and amortization expense	5,420	5,577	17,813	16,720
Interest income	(611)	(629)	(2,114)	(2,621)
Interest expense	117	17	162	55
Stockholder rights costs (a)	1,838	-	6,272	-
Severance costs (b)	-	-	3,260	3,181
Adjusted EBITDA	$14,309	$2,851	$41,764	$22,582
Adjusted EBITDA margin	9.7%	2.2%	9.3%	5.7%
Net income (loss) margin	3.9%	1.2%	2.9%	(2.0)%

(a)	Costs incurred in engaging with Beretta on, amongst other things, Beretta’s ownership of Company Common Stock, the Rights Plan, strategic cooperation between the Company and Beretta, and in engaging a proxy solicitation firm and preparing a preliminary proxy statement associated with the 2026 Annual Meeting.

(b)	Costs incurred associated severance and related costs as part of an executed reduction-in-force as part of broader efforts to structurally align the organization to strategic priorities and the future operating model.

Financial Condition

Liquidity and Capital Resources

At the end of the third quarter of 2026, the Company’s cash and short-term investments totaled $101.4 million. Pre-LIFO working capital of $239.7 million, less the LIFO reserve of $69.7 million, resulted in working capital of $170.0 million and a current ratio of 3.0 to 1.

Operations

Cash provided by operating activities was $24.2 million for the nine months ended September 26, 2026, compared to $38.8 million for the comparable prior year period. The decrease in the nine months ended September 26, 2026 is primarily attributable to a lesser decrease in inventory levels and decreased net collections of trade receivables in the nine months ended September 26, 2026, that were greater than the increase in net income, lower net payouts of accrued employee compensation and benefits, the lesser reduction in accounts payable and accrued expenses, and decreases to deferred income tax assets in the nine months ended September 26, 2026.

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

Investing and Financing

Capital expenditures for the nine months ended September 26, 2026 totaled $8.9 million, a decrease from $27.6 million in the comparable prior year period. In 2026, the Company expects capital expenditures related to new product introductions and upgrades to its manufacturing equipment and facilities could range from $20 million to $30 million. Actual capital expenditures could vary significantly from the projected amounts due to the timing of capital projects. The Company finances, and intends to continue to finance, all of these activities with funds provided by operations and current cash and cash equivalents.

Dividends of $6.4 million were paid during the nine months ended September 26, 2026. The Company has financed its dividends with cash provided by operations and current cash. The quarterly dividend varies every quarter because the Company pays a percentage of earnings rather than a fixed amount per share. The Company’s practice is to pay a dividend of approximately 40% of net income.

On October 30, 2026, the Company’s Board of Directors authorized a dividend of 18¢ per share to stockholders of record on November 20, 2026, payable on December 4, 2026. This dividend is approximately 40% of adjusted diluted earnings of 44¢ per share for the third quarter of 2026. The payment of future dividends depends on many factors, including internal estimates of future performance, then-current cash and short-term investments, and the Company’s need for funds.

As of September 26, 2026, the Company had $40.9 million of United States Treasury instruments which mature within one year. The Company also invests available cash in a bank-managed money market fund that invests exclusively in United States Treasury instruments which mature within one year. At September 26, 2026, the Company’s investment in this money market fund totaled $36.3 million.

During the nine months ended September 26, 2026 the Company did not purchase any shares of its common stock for in the open market. As of September 26, 2026, $14.3 million remained authorized for future stock repurchases.

Based on its unencumbered assets, the Company believes it has the ability to raise cash through the issuance of short-term or long-term debt. The Company’s unsecured $40 million credit facility, which expires on January 7, 2028, was unused at September 26, 2026.

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

The interest rate market risk implicit to the Company at any given time is typically low, as the Company does not have significant exposure to changing interest rates on invested cash. There has been no material change in the Company’s exposure to interest rate risks during the three months ended September 26, 2026.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (the “Disclosure Controls and Procedures”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 26, 2026.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2026, such Disclosure Controls and Procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of September 26, 2026, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There was one lawsuit formally instituted against the Company during the three months ending September 26, 2026.

During the three months ending September 26, 2026, the previously reported case of Fortenberry v. Sturm, Ruger & Company was dismissed by the court pursuant to an approved settlement order.

ITEM 1A.	RISK FACTORS

During the three months ended September 26, 2026, there were no material changes in the Company’s risk factors from the information provided in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not purchase any shares of its common stock during the three months ended September 26, 2026. The Company was authorized by the Board of Directors to repurchase up to $100 million of the Company’s common stock under a share repurchase program announced on May 8, 2017. As of September 26, 2026, $85.7 million had been used and approximately $14.3 million remained authorized for share repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

There were no contracts, instructions or written plans for the purchase and sale of the Company’s securities, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), adopted or terminated by the Company’s Section 16 officers or directors during the three months ended September 26, 2026.

None of the Company’s directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended September 26, 2026.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

STURM, RUGER & COMPANY, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STURM, RUGER & COMPANY, INC.

Date: November 4, 2026	/S/ ANDREW T. WIELAND
Andrew T. Wieland
Principal Financial Officer,
Principal Accounting Officer,
Senior Vice President and Chief Financial Officer